Form 10-Q
period 2014-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2014-08-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-9210
_____________________
OCCIDENTAL PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4035997 (I.R.S. Employer Identification No.)

5 Greenway Plaza, Suite 110 Houston, Texas (Address of principal executive offices)	77046 (Zip Code)

(713) 215-7000
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

Large Accelerated Filer ☑  Accelerated Filer ☐   Non-Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common stock $.20 par value	779,628,290 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(Amounts in millions)

	2014	2013

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,391	$3,393

Trade receivables, net	5,826	5,674

Inventories	1,323	1,200

Other current assets	1,246	1,056

Total current assets	10,786	11,323

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,547	1,459

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $35,001 at June 30, 2014 and $33,231 at December 31, 2013	57,134	55,821

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	826	840

TOTAL ASSETS	$70,293	$69,443

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(Amounts in millions)

	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$6,097	$5,520

Accrued liabilities	2,332	2,556

Domestic and foreign income taxes	440	358

Total current liabilities	8,869	8,434

LONG-TERM DEBT, NET	6,835	6,939

DEFERRED CREDITS AND OTHER LIABILITIES

Deferred domestic and foreign income taxes	7,313	7,197

Other	3,464	3,501

	10,777	10,698
STOCKHOLDERS' EQUITY

Common stock, at par value	178	178

Treasury stock	(7,681)	(6,095)

Additional paid-in capital	7,564	7,515

Retained earnings	43,519	41,831

Accumulated other comprehensive loss	(291)	(303)

Total equity attributable to common stock	43,289	43,126

Noncontrolling interest	523	246

Total stockholders’ equity	43,812	43,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,293	$69,443
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Amounts in millions, except per-share amounts)

	Three months ended June 30		Six months ended June 30

	2014	2013	2014	2013
REVENUES AND OTHER INCOME
Net sales	$6,275	$5,962	$12,363	$11,834
Interest, dividends and other income	46	28	76	63
Gain on sale of assets and equity investments, net	525	131	525	131
	6,846	6,121	12,964	12,028
COSTS AND OTHER DEDUCTIONS
Cost of sales	3,297	3,180	6,495	6,317
Selling, general and administrative and other operating expenses	498	495	886	888
Asset impairments	471	—	471	—
Taxes other than on income	199	196	402	382
Exploration expense	54	78	109	128
Interest and debt expense, net	18	30	38	64
	4,537	3,979	8,401	7,779

Income before income taxes and other items	2,309	2,142	4,563	4,249
Provision for domestic and foreign income taxes	(957)	(901)	(1,889)	(1,745)
Income from equity investments	83	86	150	182
Income from continuing operations	1,435	1,327	2,824	2,686
Discontinued operations, net	(1)	(5)	2	(9)
Net income	1,434	1,322	2,826	2,677
Less: Net income attributable to noncontrolling interest	(3)	—	(5)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,431	$1,322	$2,821	$2,677

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.83	$1.65	$3.58	$3.33
Discontinued operations, net	—	(0.01)	—	(0.01)
BASIC EARNINGS PER COMMON SHARE	$1.83	$1.64	$3.58	$3.32

DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.82	$1.64	$3.58	$3.33
Discontinued operations, net	—	—	—	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$1.82	$1.64	$3.58	$3.32

DIVIDENDS PER COMMON SHARE	$0.72	$0.64	$1.44	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Amounts in millions)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Net income attributable to common stock	$1,431	$1,322	$2,821	$2,677
Other comprehensive income (loss) items:
Foreign currency translation gains	—	1	—	2
Reclassification to income of realized foreign currency translation losses (a)	—	28	—	28
Unrealized gains (losses) on derivatives (b)	—	7	(5)	1
Reclassification to income of realized losses (gains) on derivatives (c)	—	1	8	(3)
Pension and postretirement gains (d)	5	9	9	18
Other comprehensive income, net of tax (e)	5	46	12	46
Comprehensive income attributable to common stock	$1,436	$1,368	$2,833	$2,723

(a)	Included in the net gain on sale of the investment in Carbocloro, a Brazilian chemical facility.

(b)	Net of tax of zero and $(4) for the three months ended June 30, 2014 and 2013, respectively, and $3 and $(1) for the six months ended June 30, 2014 and 2013.

(c)	Net of tax of zero for both the three months ended June 30, 2014 and 2013, respectively, and $(5) and $2 for the six months ended June 30, 2014 and 2013.

(d)	Net of tax of $(3) and $(6) for the three months ended June 30, 2014 and 2013, respectively, and $(5) and $(11) for the six months ended June 30, 2014 and 2013.

(e)	There were no other comprehensive income (loss) items related to noncontrolling interests in the three and six months ended 2014 and 2013.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Amounts in millions)

	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,826	$2,677
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(2)	9
Depreciation, depletion and amortization of assets	2,583	2,562
Deferred income tax provision	94	635
Other noncash charges to income	164	218
Gain on sale of assets and equity investments, net	(525)	(131)
Asset impairments	471	—
Net distributions from equity investments	—	(31)
Dry hole expenses	65	77
Changes in operating assets and liabilities, net	(101)	(155)
Other operating, net	—	382
Operating cash flow from continuing operations	5,575	6,243
Operating cash flow from discontinued operations, net of taxes	(11)	(18)
Net cash provided by operating activities	5,564	6,225
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,927)	(4,280)
Payments for purchases of assets and businesses	(345)	(226)
Sale of assets and equity investments, net	1,371	270
Other, net	(187)	(63)
Net cash used by investing activities	(4,088)	(4,299)
CASH FLOW FROM FINANCING ACTIVITIES
Payment of long-term debt	(107)	—
Proceeds from issuance of common stock	16	24
Purchases of treasury stock	(1,576)	(28)
Cash dividends paid	(1,084)	(517)
Contributions from noncontrolling interest	272	65
Other, net	1	7
Net cash used by financing activities	(2,478)	(449)
(Decrease) increase in cash and cash equivalents	(1,002)	1,477
Cash and cash equivalents—beginning of period	3,393	1,592
Cash and cash equivalents—end of period	$2,391	$3,069

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2014

1.	General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries).  Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes.  These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2014, and the consolidated statements of income, comprehensive income and cash flows for the three and six months ended June 30, 2014 and 2013, as applicable. The income and cash flows for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2014 presentation.

2.	Asset Acquisitions, Dispositions and Other

In February 2014, Occidental announced the approval by the Board of Directors to pursue the separation of its California oil and gas business, into a standalone, publicly traded corporation via a tax-free spin-off. In June 2014, Occidental announced that its subsidiary, California Resources Corporation, had filed an initial Form 10 registration statement with the U.S. Securities and Exchange Commission in connection with the proposed spin-off. The spin-off is subject to certain conditions including final approval by Occidental's Board of Directors, and is expected to be completed in the fourth quarter of 2014.

In February 2014, Occidental entered into an agreement to sell its Hugoton Field operations in Kansas, Oklahoma and Colorado for $1.4 billion. The transaction was completed in April 2014 and, after taking into account purchase price adjustments, it resulted in pre-tax proceeds of $1.3 billion. Occidental recorded a pre-tax gain on the sale of $535 million or $341 million after tax.

3.	Accounting and Disclosure Changes

In June 2014, the Financial Accounting Standards Board (FASB) issued rules affecting entities that grant their employees share-based payment awards in which the terms of the awards provide that a performance target can be achieved after the requisite service period. The new rules require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. These rules are effective for annual periods beginning on or after December 15, 2015. The rules are not expected to have a material impact on Occidental's financial statements upon adoption but will require assessment on an ongoing basis.

In May 2014, the FASB issued rules relating to revenue recognition. Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These rules are effective for the Company for interim and annual periods beginning after December 15, 2016. The rules are not expected to have a material impact on Occidental's financial statements upon adoption.

In April 2014, the FASB issued rules changing the requirements for reporting discontinued operations so that only the disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. These rules are effective for annual periods beginning on or after December 15, 2014. The rules are not expected to have a material impact on Occidental's financial statements upon adoption.

In July 2013, the FASB issued rules requiring net, rather than gross, presentation of a deferred tax asset for a net operating loss or other tax credit and any related liability for unrecognized tax benefits. The rules became effective on January 1, 2014, and did not have a material impact on Occidental's financial statements.

4.	Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $1.7 billion and $0.8 billion during the six months ended June 30, 2014 and 2013, respectively. The first six months of 2014 included taxes paid for the 2013 sale of a portion of its equity interest in Plains All-American Pipeline, L.P. The first six months 2013 included the collection of a $0.4 billion tax receivable. Interest paid totaled approximately $110 million and $122 million for the six months ended June 30, 2014 and 2013, respectively.

5.	Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of June 30, 2014 and December 31, 2013 consisted of the following (in millions):

	2014	2013
Raw materials	$78	$74
Materials and supplies	643	628
Finished goods	693	589
	1,414	1,291
LIFO reserve	(91)	(91)
Total	$1,323	$1,200

6.	Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations related to improving or maintaining environmental quality.

The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites.  OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites.  Remedial activities may include one or more of the following:  investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal of hazardous substances; or operation and maintenance of remedial systems.  Government or private proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of June 30, 2014, Occidental participated in or monitored remedial activities or proceedings at 154 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2014, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities — other ($246 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	30	$23
Third-party sites	72	92
Occidental-operated sites	20	113
Closed or non-operated Occidental sites	32	96
Total	154	$324

As of June 30, 2014, Occidental’s environmental reserves exceeded $10 million each at 11 of the 154 sites described above, and 104 of the sites had reserves from $0 to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $385 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2013.  For management’s opinion with respect to environmental matters, refer to Note 7.

7.	Lawsuits, Claims, Commitments and Contingencies

OPC or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually OPC or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies.  Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction. In connection with a suit brought by the New Jersey Department of Environmental Protection, Occidental is in discussions regarding a potential settlement agreement, subject to court approval, to resolve the remaining claims by the State of New Jersey against Occidental arising from the acquisition of Diamond Shamrock Chemicals Company (DSCC) and historic operations of DSCC's Lister Avenue Plant. At the time Occidental acquired DSCC's stock, Maxus Energy Corporation retained liability for the Lister Avenue Plant, among other sites. Occidental's responsibility for the potential settlement is not expected to be material.

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of June 30, 2014 and December 31, 2013 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2014, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8.	Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2014 and 2013 (in millions):

Three months ended June 30	2014		2013
Net Periodic Benefit Costs
Service cost	$3	$6	$3	$7
Interest cost	6	12	7	10
Expected return on plan assets	(9)	—	(8)	—
Recognized actuarial loss	2	6	4	10
Total	$2	$24	$6	$27

Six months ended June 30	2014		2013
Net Periodic Benefit Costs
Service cost	$6	$12	$7	$14
Interest cost	12	24	13	21
Expected return on plan assets	(17)	—	(16)	—
Recognized actuarial loss	3	12	8	20
Total	$4	$48	$12	$55

Occidental contributed approximately $2 million and $1 million in the three-month periods ended June 30, 2014 and 2013, respectively, and approximately $3 million and $2 million in the six-month periods ended June 30, 2014 and 2013, respectively, to its defined benefit pension plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements at
	June 30, 2014 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$410	$176	$—	$(553)		$33
Liabilities:
Commodity derivatives	$418	$244	$—	$(578)		$84

	Fair Value Measurements at
	December 31, 2013 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$185	$195	$—	$(329)		$51
Liabilities:
Commodity derivatives	$199	$223	$—	$(364)		$58

(a) Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values — Nonrecurring
During the six months ended June 30, 2014 and 2013, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair values of Occidental’s debt as of June 30, 2014 and December 31, 2013 were approximately $7.2 billion and $7.1 billion, respectively, and its carrying value was $6.8 billion and $6.9 billion as of June 30, 2014 and December 31, 2013, respectively. Occidental classifies its debt as Level 1.

10.	Derivatives

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.  Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment.  Otherwise, any fair value gains or losses are recognized in earnings in the current period.

Occidental uses a variety of derivative instruments, including cash-flow hedges and derivative instruments not designated as hedging instruments, to obtain average prices for the relevant production month and to improve realized prices for oil and gas. Occidental only occasionally hedges its oil and gas production, and, when it does so, the volumes are usually insignificant. Additionally, Occidental's Phibro trading unit engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.

Cash-Flow Hedges
Occidental entered into financial swap agreements in November 2012 for the sale of a portion of its natural gas production in California. These swap agreements hedged 50 million cubic feet of natural gas per day beginning in January 2013 through March 2014 and qualified as cash-flow hedges. The weighted-average strike price of these swaps was $4.30.

Occidental’s marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments used to fix margins on the future sales of stored volumes ended March 31, 2014.  As of June 30, 2014, Occidental did not have any natural gas held in storage nor any natural gas cash-flow hedges. At December 31, 2013, Occidental had approximately 11 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 13 billion cubic feet of stored natural gas.

Occidental's after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the three and six months ended June 30, 2014 and 2013, and the ending AOCI balances for each period were not material. Occidental expects to reclassify an insignificant amount, based on the valuation as of June 30, 2014, of net after-tax derivative losses from AOCI into income during the next 12 months. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the three and six months ended June 30, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments
The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of June 30, 2014 and December 31, 2013.

	Net Outstanding Position
	Long / (Short)
Commodity	2014	2013
Oil (million barrels)	6	(1)
Natural gas (billion cubic feet)	(9)	(10)
Precious metals (million troy ounces)	—	1

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These excluded contracts and do not expose Occidental to price risk because the contract prices fluctuate with index prices.

In addition, Occidental typically has certain other commodity trading contracts, such as agricultural products, power and other metals, as well as foreign exchange contracts.  These contracts were not material to Occidental as of June 30, 2014 and December 31, 2013.

Occidental fulfills short positions through its own production or by third-party purchase contracts. Subsequent to June 30, 2014, Occidental entered into purchase contracts for a substantial portion of the short positions outstanding at quarter end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $72 million of net gains from derivatives not designated as hedging instruments and $75 million of net losses were recognized in net sales for the three months ended June 30, 2014 and 2013, respectively. Approximately $84 million of net gains from derivatives not designated as hedging instruments and $16 million of net losses were recognized in net sales for the six months ended June 30, 2014 and 2013, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of June 30, 2014 and December 31, 2013 (in millions):

	Asset Derivatives		Liability Derivatives
June 30, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$—
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		—		—

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	576	Accrued liabilities	654
	Long-term receivables and other assets, net	10	Deferred credits and other liabilities	8
		586		662
Total gross fair value		586		662
Less: counterparty netting and cash collateral (b,d)		(553)		(578)
Total net fair value of derivatives		$33		$84

	Asset Derivatives		Liability Derivatives
December 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$4
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		—		4

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	367	Accrued liabilities	407
	Long-term receivables and other assets, net	13	Deferred credits and other liabilities	11
		380		418
Total gross fair value		380		422
Less: counterparty netting and cash collateral (c,d)		(329)		(364)
Total net fair value of derivatives		$51		$58

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of June 30, 2014, collateral received of $7 million has been netted against derivative assets and collateral paid of $32 million has been netted against derivative liabilities.

(c)	As of December 31, 2013, collateral received of $11 million has been netted against derivative assets and collateral paid of $46 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $115 million and $103 million deposited by Occidental has not been reflected in these derivative fair value tables as of June 30, 2014 and December 31, 2013, respectively. This collateral is included in other current assets in the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

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

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of June 30, 2014 and December 31, 2013, Occidental had a net liability of $6 million and $8 million, respectively, which is net of collateral posted of $23 million at each date.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2014 and December 31, 2013.

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

The following tables present Occidental’s industry segment and corporate disclosures (in millions):

					Midstream	Corporate
					and	and
	Oil and Gas		Chemical		Marketing	Eliminations		Total
Three months ended June 30, 2014
Net sales	$4,807		$1,242		$530	$(304)		$6,275
Pre-tax operating profit (loss)	$2,182	(a)	$133		$222	$(145)	(b)	$2,392
Income taxes	—		—		—	(957)	(c)	(957)
Discontinued operations, net	—		—		—	(1)		(1)
Net income attributable to noncontrolling interest	—		—		(3)	—		(3)
Net income (loss) attributable to common stock	$2,182		$133		$219	$(1,103)		$1,431
Three months ended June 30, 2013
Net sales	$4,721		$1,187		$269	$(215)		$5,962
Pre-tax operating profit (loss)	$2,100		$275	(d)	$48	$(195)	(b)	$2,228
Income taxes	—		—		—	(901)	(c)	(901)
Discontinued operations, net	—		—		—	(5)		(5)
Net income (loss) attributable to common stock	$2,100		$275		$48	$(1,101)		$1,322

					Midstream	Corporate
					and	and
	Oil and Gas		Chemical		Marketing	Eliminations		Total
Six months ended June 30, 2014
Net sales	$9,483		$2,462		$965	$(547)		$12,363
Pre-tax operating profit (loss)	$4,286	(a)	$269		$394	$(236)	(b)	$4,713
Income taxes	—		—		—	(1,889)	(c)	(1,889)
Discontinued operations, net	—		—		—	2		2
Net income attributable to noncontrolling interest	—		—		(5)	—		(5)
Net income (loss) attributable to common stock	$4,286		$269		$389	$(2,123)		$2,821
Six months ended June 30, 2013
Net sales	$9,161		$2,362		$722	$(411)		$11,834
Pre-tax operating profit (loss)	$4,020		$434	(d)	$263	$(286)	(b)	$4,431
Income taxes	—		—		—	(1,745)	(c)	(1,745)
Discontinued operations, net	—		—		—	(9)		(9)
Net income (loss) attributable to common stock	$4,020		$434		$263	$(2,040)		$2,677

(a)Includes second quarter pre-tax gain of $535 million for the Hugoton sale. In addition, in June 2014, management determined it would not pursue the exploration and development of certain of its non-producing domestic oil and gas acreage, and Occidental recorded a pre-tax impairment charge of approximately $471 million.
(b)Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items. The three and six month periods ended June 30, 2013 include a $55 million pre-tax charge for the estimated costs related to employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.
(c)Includes all foreign and domestic income taxes from continuing operations.
(d)Includes a $131 million pre-tax gain for the sale of an investment in Carbocloro, a Brazilian chemical facility.

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30

(in millions, except per-share amounts)	2014	2013	2014	2013
Basic EPS
Income from continuing operations	$1,435	$1,327	$2,824	$2,686
Less: Income from continuing operations attributable to noncontrolling interest	(3)	—	(5)	—
Income from continuing operations attributable to common stock	1,432	1,327	2,819	2,686
Discontinued operations, net	(1)	(5)	2	(9)
Net income attributable to common stock	1,431	1,322	2,821	2,677
Less: Net income allocated to participating securities	(3)	(3)	(4)	(5)
Net income attributable to common stock, net of participating securities	$1,428	$1,319	$2,817	$2,672

Weighted average number of basic shares	782.6	804.9	786.9	804.8
Basic EPS	$1.83	$1.64	$3.58	$3.32

Diluted EPS
Net income attributable to common stock, net of participating securities	$1,428	$1,319	$2,817	$2,672
Weighted average number of basic shares	782.6	804.9	786.9	804.8
Dilutive effect of potentially dilutive securities	0.3	0.5	0.3	0.5
Total diluted weighted average common shares	782.9	805.4	787.2	805.3
Diluted EPS	$1.82	$1.64	$3.58	$3.32

13.	Variable Interest Entity

In November 2012, Occidental and Magellan Midstream Partners, L.P. (Magellan) formed BridgeTex Pipeline Company, LLC (BridgeTex) to construct a pipeline to transport crude oil between the Permian region and the Gulf Coast refinery markets. Construction of the pipeline continues and it is expected to begin service in the third quarter of 2014. Occidental owns a 50-percent interest in BridgeTex, which is a variable interest entity that Occidental consolidates. This investment is not material to Occidental's financial statements. As of June 30, 2014 and December 31, 2013, the BridgeTex assets and liabilities mainly comprised cash and cash equivalents and Property, Plant and Equipment (PP&E). As of June 30, 2014, BridgeTex's total cash, PP&E and non-controlling amounts (including Magellan's interests) were $63 million, $922 million and $523 million, respectively. As of December 31, 2013, BridgeTex's cash, PP&E and non controlling amounts were $82 million, $420 million and $246 million, respectively. BridgeTex's assets cannot be used for the obligations of, nor do BridgeTex's creditors have recourse to, OPC or its other subsidiaries.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental reported net income of $1.4 billion for the second quarter of 2014 on net sales of $6.3 billion, compared to net income of $1.3 billion on net sales of $6.0 billion for the same period of 2013.  Diluted earnings per share (EPS) were $1.82 and $1.64 for the second quarters of 2014 and 2013, respectively. Occidental reported net income of $2.8 billion for the first six months of 2014 on net sales of $12.4 billion, compared to net income of $2.7 billion on net sales of $11.8 billion for the same period of 2013.  Diluted EPS were $3.58 for the six months of 2014, compared to $3.32 for the same period of 2013.

Net income for the three and six months ended June 30, 2014, compared to the same periods of 2013, reflected higher domestic realized prices for oil, gas, and natural gas liquids (NGLs), higher domestic oil volumes, and improved marketing and trading performance, partially offset by lower chemical earnings, lower Middle East and North Africa oil volumes, and higher operating costs.

Income for the three and six months ended June 30, 2014 included an after-tax gain of $341 million from the sale of Occidental's operations in Hugoton Field, and a $300 million after-tax impairment charge related to certain non-producing domestic oil and gas acreage.

Selected Income Statement Items

Net sales for the three and six months ended June 30, 2014, compared to the same periods of 2013, reflected higher domestic realized prices for oil, gas, and NGLs, higher domestic oil volumes, and improved marketing and trading performance, partially offset by lower Middle East and North Africa oil volumes.

Cost of sales for the three and six months ended June 30, 2014, compared to the same periods in 2013, reflected higher domestic oil and gas operating expenses, in particular the cost of energy, the higher cost of injectants, such as carbon dioxide (CO2 ) and steam, as well as higher raw material and manufacturing costs for the chemical segment.
The increase in the provision for domestic and foreign income taxes for the six months ended June 30, 2014, compared to the same period of 2013, was due to a higher pre-tax income and effective tax rate in 2014, compared to the 2013 rate, which included a benefit resulting from the relinquishment of an international exploration block.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents.

The increase in inventories was due to higher oil inventories at June 30, 2014, compared to December 31, 2013. The increase in other current assets reflected the timing of oil and gas joint venture and partner receivables. The increase in property, plant and equipment, net, reflected capital expenditures of $4.7 billion after partner contributions, partially offset by DD&A, asset sales and impairments.
The increase in accounts payable reflected an increase in drilling and production activity in the Permian and higher domestic marketing and trading volumes and crude prices during the second quarter of 2014. The decrease in accrued liabilities reflected the second quarter 2014 payments of ad valorem taxes and the final installment payment on a prior acquisition. The increase in deferred domestic and foreign income taxes was mainly due to accelerated tax depreciation on capital expenditures. The increase in stockholders' equity reflected net income for the six months of 2014 offset partially by stock repurchases and dividends.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30		Six months ended June 30

	2014	2013	2014	2013
Net Sales (a)
Oil and Gas	$4,807	$4,721	$9,483	$9,161
Chemical	1,242	1,187	2,462	2,362
Midstream and Marketing	530	269	965	722
Eliminations	(304)	(215)	(547)	(411)
	$6,275	$5,962	$12,363	$11,834
Segment Earnings (b)
Oil and Gas	$2,182	$2,100	$4,286	$4,020
Chemical	133	275	269	434
Midstream and Marketing (c)	219	48	389	263
	2,534	2,423	4,944	4,717

Unallocated Corporate Items (b)
Interest expense, net	(15)	(29)	(34)	(59)
Income taxes	(957)	(901)	(1,889)	(1,745)
Other expense, net	(130)	(166)	(202)	(227)

Income from continuing operations (c)	1,432	1,327	2,819	2,686
Discontinued operations, net	(1)	(5)	2	(9)

Net income attributable to common stock (c)	$1,431	$1,322	$2,821	$2,677
(a)Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b)Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream and Marketing Segment” and "Corporate" discussions that follow.
(c)Represents amounts attributable to common stock shown after deducting a noncontrolling interest amount of $3 million and $5 million for the three and six months ended June 30, 2014, respectively.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and six months ended June 30, 2014 and 2013, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Three months ended June 30		Six months ended June 30

	2014	2013	2014	2013

Oil & Gas
Hugoton sale gain	$535	$—	$535	$—
Asset impairments	(471)	—	(471)	—
Total Oil and Gas	$64	$—	$64	$—

Chemical
Carbocloro sale gain	$—	$131	$—	$131
Total Chemical	$—	$131	$—	$131

Midstream and Marketing
No significant items affecting earnings	$—	$—	$—	$—
Total Midstream and Marketing	$—	$—	$—	$—

Corporate
Charge for former executives and consultants	$—	$(55)	$—	$(55)
Spin-off costs and other	(17)	—	(17)	—
Tax effect of pre-tax adjustments	(19)	(25)	(19)	(25)
Discontinued operations, net*	(1)	(5)	2	(9)
Total Corporate	$(37)	$(85)	$(34)	$(89)

Total	$27	$46	$30	$42
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2014 and 2013 ($ in millions):

	Three months ended June 30		Six months ended June 30

	2014	2013	2014	2013

Oil & Gas earnings	$2,182	$2,100	$4,286	$4,020
Chemical earnings	133	275	269	434
Midstream and Marketing earnings	219	48	389	263
Unallocated corporate items	(145)	(195)	(236)	(286)
Pre-tax income	2,389	2,228	4,708	4,431

Income tax expense
Federal and state	427	332	805	624
Foreign	530	569	1,084	1,121
Total	957	901	1,889	1,745

Income from continuing operations	$1,432	$1,327	$2,819	$2,686

Worldwide effective tax rate (a)	40%	40%	40%	39%
(a)    The six months ended 2013 amount includes the benefit from the relinquishment of an international exploration block.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and six months ended June 30, 2014 and 2013.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended June 30		Six months ended June 30

Production per Day	2014	2013	2014	2013

Oil (MBBL)
United States (a)	278	261	275	262
Middle East/North Africa	174	193	169	184
Latin America	19	28	24	29
NGLs (MBBL)
United States (a)	72	77	74	77
Middle East/North Africa	7	7	7	7
Natural Gas (MMCF)
United States (a)	718	792	737	808
Middle East/North Africa	420	433	412	433
Latin America	12	13	12	13
Total production (MBOE) (a,b)	742	772	743	768

Sales Volumes per Day

Oil (MBBL)
United States (a)	278	261	275	262
Middle East/North Africa	168	186	160	172
Latin America	24	26	28	28
NGLs (MBBL)
United States (a)	72	77	74	77
Middle East/North Africa	7	7	7	7
Natural Gas (MMCF)
United States (a)	720	795	738	810
Middle East/North Africa	420	433	412	433
Latin America	12	13	12	13
Total sales volumes (MBOE) (a,b)	741	764	738	755
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a)Includes Hugoton daily production and sales volumes of 2 MBBL, 1 MBBL, and 16 MMCF for the three months ended June 30, 2014 and 6 MBBL, 3 MBBL, and 60 MMCF for the three months ended June 30, 2013, for oil, NGLs, and natural gas, respectively. Includes Hugoton daily production and sales volumes of 4 MBBL, 2 MBBL, and 35 MMCF for the six months ended June 30, 2014 and 6 MBBL, 3 MBBL, and 60 MMCF for the six months ended June 30, 2013 for oil, NGLs, and natural gas, respectively.
(b)Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the six months ending June 30, 2014 the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $100.84 per barrel and $4.60 per Mcf, respectively, resulting in an oil-to-gas ratio of over 20 to 1.

The following tables present information about Occidental's average realized prices and index prices for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30

Average Realized Prices	2014	2013	2014	2013
Oil ($/BBL)
United States	$97.48	$95.08	$96.72	$93.33
Middle East/North Africa	$105.15	$101.83	$104.91	$104.40
Latin America	$101.30	$98.85	$99.73	$103.29
Total Worldwide	$100.38	$97.91	$99.70	$97.99
NGLs ($/BBL)
United States	$43.91	$39.70	$45.30	$40.15
Middle East/North Africa	$32.00	$29.14	$34.94	$32.65
Total Worldwide	$42.82	$38.78	$44.43	$39.52
Natural Gas ($/MCF)
United States	$4.28	$3.82	$4.43	$3.44
Latin America	$10.99	$11.32	$10.90	$11.46
Total Worldwide	$3.07	$2.83	$3.20	$2.60

	Three months ended June 30		Six months ended June 30

Average Index Prices	2014	2013	2014	2013
WTI oil ($/BBL)	$102.99	$94.22	$100.84	$94.30
Brent oil ($/BBL)	$109.77	$103.35	$108.83	$108.00
NYMEX gas ($/MCF)	$4.55	$4.00	$4.60	$3.68

	Three months ended June 30		Six months ended June 30

Average Realized Prices as Percentage of Average Index Prices	2014	2013	2014	2013
Worldwide oil as a percentage of average WTI	97%	104%	99%	104%
Worldwide oil as a percentage of average Brent	91%	95%	92%	91%
Worldwide NGLs as a percentage of average WTI	42%	41%	44%	42%
Domestic natural gas as a percentage of average NYMEX	94%	95%	96%	93%

Oil and gas segment earnings were $2.2 billion for the second quarter of 2014, which included a $535 million gain from the sale of the Hugoton Field operations and a $471 million charge for the impairment of domestic non-producing acreage, compared with $2.1 billion for the second quarter of 2013. The increase reflected higher domestic realized prices for all products and higher domestic oil volumes, partially offset by lower Middle East and North Africa oil volumes and higher operating costs.

For the second quarter of 2014, total company average daily oil and gas production volumes, excluding the Hugoton production, averaged 736,000 BOE, compared with 753,000 BOE in the second quarter of 2013. The sale of Hugoton assets closed on April 30, 2014. Hugoton production was 6,000 BOE per day and 19,000 BOE per day for the second quarter of 2014 and 2013, respectively. Domestic daily production increased by 13,000 BOE to 464,000 BOE in the second quarter of 2014 compared to 451,000 BOE in the second quarter of 2013. Domestic average oil production increased by 21,000 barrels per day, primarily from California and Permian Resources. International average daily production decreased to 272,000 BOE in the second quarter of 2014 from 302,000 BOE in second quarter of 2013. The decrease primarily resulted from insurgent activities in Colombia, continued field and port strikes in Libya and lower cost recovery barrels in Iraq. Worldwide average daily sales volumes decreased to 735,000 BOE in the second quarter of 2014 from 745,000 BOE in the second quarter of 2013, mainly due to the timing of liftings.

Worldwide realized crude oil prices increased by 3 percent to $100.38 per barrel for the second quarter of 2014 compared with $97.91 per barrel for the second quarter of 2013 and improved slightly compared to the first quarter of 2014. Worldwide NGL prices increased by 10 percent to $42.82 per barrel in the second quarter of 2014, compared with $38.78 per barrel in the second quarter of 2013, but decreased by 7 percent compared with $46.05 in the first quarter of 2014. Domestic natural gas prices increased 12 percent in the second quarter of 2014 to $4.28 per MCF compared with $3.82 in the second quarter of 2013, and fell by 6 percent compared with the first quarter of 2014.

Approximately 60 percent of Occidental's oil production tracks world oil prices, such as Brent, and 40 percent tracks WTI. For example, the realized pricing for Occidental's California oil production has typically exceeded WTI for comparable grades. Price changes at current global prices and levels of production affect Occidental's quarterly pre-tax income by approximately $37 million for a $1.00 per barrel change in global oil prices and approximately $7 million for a $1.00 per barrel change in NGL prices. A change of $0.50 per Mcf in domestic gas prices affects quarterly pre-tax earnings by approximately $25 million. These price change sensitivities include the impact of volume changes from production-sharing and similar contracts. If production levels change in the future, the sensitivity of Occidental's results to oil, NGLs and gas prices also would change.
Oil and gas earnings were $4.3 billion for the first six months of 2014, compared with $4.0 billion for the same period of 2013. The increase reflects higher domestic realized prices for all products, and higher domestic volumes partially offset by lower Middle East and North Africa oil volumes and higher operating costs.
Oil and gas production volumes, excluding Hugoton production for the first six months of 2014 averaged 731,000 BOE per day, compared with 749,000 BOE per day for the first six months of 2013. Domestic daily production averaged 460,000 BOE and 455,000 BOE for the first six months of 2014 and 2013, respectively. Average domestic oil production increased by 15,000 barrels per day in the first six months of 2014 compared to the first six months of 2013. Average international daily production volumes decreased to 271,000 BOE for the first six months of 2014 from 294,000 BOE for the first six months of 2013. The decrease was primarily due to insurgent activities in Colombia, continued field and port strikes in Libya and lower cost recovery barrels in Iraq. Worldwide average daily sales volumes were 726,000 BOE in the first six months of 2014, compared with 736,000 BOE for 2013. Sales volumes were lower than production volumes due to the timing of liftings in Middle East/North Africa.
Worldwide realized crude oil prices rose by 2 percent to $99.70 per barrel for the first six months of 2014, compared with $97.99 per barrel for the first six months of 2013. Worldwide NGL prices increased by 12 percent to $44.43 per barrel for the first six months of 2014, compared with $39.52 per barrel for the first six months of 2013. Domestic gas prices increased by 29 percent to $4.43 per MCF for the first six months of 2014, compared to $3.44 per MCF for the first six months of 2013.
Chemical Segment

Chemical segment earnings for the three months ended June 30, 2014 were $133 million, compared to $144 million, excluding the $131 million gain from the sale of Carbocloro, for the same period of 2013. The decrease in chemical segment earnings for the second quarter of 2014 reflected lower caustic soda prices driven by new chlor-alkali capacity in the industry and higher natural gas costs partially offset by higher vinyl margins, resulting from improvement in United States construction markets.

Chemical segment earnings for the six months ended June 30, 2014 were $269 million, compared to $303 million, excluding the $131 million gain from the sale of Carbocloro, for the same period of 2013. The lower earnings resulted primarily from lower caustic soda prices driven by new chlor-alkali capacity in the industry and higher natural gas costs, partially offset by higher vinyl margins and volume improvements across most products.

Midstream and Marketing Segment

Midstream and marketing segment earnings for the three months ended June 30, 2014 and 2013 were $219 million and $48 million, respectively.  Earnings for the six months ended June 30, 2014 and 2013 were $389 million and $263 million, respectively. The increases reflected improved marketing and trading performance.

Liquidity and Capital Resources

At June 30, 2014, Occidental had approximately $2.4 billion in cash on hand.  In addition, Occidental has a bank credit facility (Credit Facility) with a $2.0 billion commitment expiring in 2016.  No amounts have been drawn under this Credit Facility. Income and cash flows are largely dependent on the oil and gas segment's prices, sales volumes and costs.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

Net cash provided by operating activities was $5.6 billion for the six months ended June 30, 2014, compared to $6.2 billion for the same period in 2013. The 2014 decrease in cash provided by operating activities reflected a $0.5 billion higher tax payment and the 2013 collection of a $0.4 billion tax receivable. Cash flow from operations in the first six months of 2014, compared to the same period of 2013, reflected higher domestic oil volumes, 4-percent higher domestic oil prices, 29-percent higher domestic gas prices, and 13-percent higher domestic NGL prices, offset by lower international oil volumes. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $4.1 billion for the first six months of 2014, compared to $4.3 billion for the same period of 2013. Capital expenditures for the first six months of 2014 were $4.9 billion of which $3.9 billion was for the oil and gas segment and $0.9 billion was for the midstream and marketing segment. Capital expenditures for the first six months of 2013 were $4.3 billion of which $3.4 billion was for the oil and gas segment and $0.7 billion was for the midstream and marketing segment. The 2014 amount also included $1.3 billion in proceeds from the sale of Occidental's operations in the Hugoton Field.

Occidental’s net cash used by financing activities was approximately $2.5 billion for the first six months of 2014, compared to net cash used by financing activities of approximately $0.4 billion for the same period of 2013. The 2014 amount included purchases of treasury stock of $1.6 billion and $1.1 billion used to pay dividends, partly offset by $272 million of contributions received from a noncontrolling interest. The first six months of 2013 included dividend payments of $0.5 billion. The 2013 dividends were lower due to the accelerated payment in 2012 of that year's fourth quarter dividend.

As of June 30, 2014, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites.  OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites.  Remedial activities may include one or more of the following:  investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal of hazardous substances; or operation and maintenance of remedial systems.  Government or private proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of June 30, 2014, Occidental participated in or monitored remedial activities or proceedings at 154 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2014, grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	30	$23
Third-party sites	72	92
Occidental-operated sites	20	113
Closed or non-operated Occidental sites	32	96
Total	154	$324

As of June 30, 2014, Occidental’s environmental reserves exceeded $10 million each at 11 of the 154 sites described above, and 104 of the sites had reserves from $0 to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $385 million.  The status of Occidental’s involvement with the sites and related significant assumptions have not changed materially since December 31, 2013.

Refer to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

OPC or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.  OPC or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws.  These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually OPC or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies.  Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction. In connection with a suit brought by the New Jersey Department of Environmental Protection, Occidental is in discussions regarding a potential settlement agreement, subject to court approval, to resolve the remaining claims by the State of New Jersey against Occidental arising from the acquisition of Diamond Shamrock Chemicals Company (DSCC) and historic operations of DSCC's Lister Avenue Plant.  At the time Occidental acquired DSCC's stock, Maxus Energy Corporation retained liability for the Lister Avenue Plant, among other sites. Occidental's responsibility for the potential settlement is not expected to be material.

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of June 30, 2014 and December 31, 2013 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2014, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

Recently Adopted Accounting and Disclosure Changes

In June 2014, the Financial Accounting Standards Board (FASB) issued rules affecting entities that grant their employees share-based payment awards in which the terms of the awards provide that a performance target can be achieved after the requisite service period. The new rules require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. These rules are effective for annual periods beginning on or after December 15, 2015. The rules are not expected to have a material impact on Occidental's financial statements upon adoption but will require assessment on an ongoing basis.

In May 2014, the FASB issued rules relating to revenue recognition. Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These rules are effective for the Company for interim and annual periods beginning after December 15, 2016. The rules are not expected to have a material impact on Occidental's financial statements upon adoption.

In April 2014, the FASB issued rules changing the requirements for reporting discontinued operations so that only the disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. These rules are effective for annual periods beginning on or after December 15, 2014. The rules are not expected to have a material impact on Occidental's financial statements upon adoption.

In July 2013, the FASB issued rules requiring net, rather than gross, presentation of a deferred tax asset for a net operating loss or other tax credit and any related liability for unrecognized tax benefits. The rules became effective on January 1, 2014, and did not have a material impact on Occidental's financial statements.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental's products; higher-than-expected costs; the regulatory approval environment; reorganization or restructuring of Occidental's operations, including any delay of, or other negative developments affecting, the spin-off of California Resources Corporation; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental's results of operations and financial position appear in Part I, Item 1A “Risk Factors” of the 2013 Form 10-K.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2014, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) — Derivative Activities and Market Risk” in the 2013 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

An OPC subsidiary has settled a previously disclosed matter with the California Air Resources Board regarding reporting and emissions from four pieces of equipment at its facility in Long Beach, California by paying a penalty of approximately $254 thousand in the second quarter of 2014 without admitting liability.

Two OPC subsidiaries have reached a settlement in principle with the Regional Water Quality Control Board for the Central Valley Region of a claim the Board asserted in the second quarter regarding the past use of certain drilling sumps in Kern County, California. Once the settlement is finalized, the subsidiaries would pay a cash penalty totaling approximately $239 thousand, and pay the same amount to fund a non-profit organization’s community water center as a supplemental environmental project.

The U.S. Environmental Protection Agency and the Pennsylvania Department of Environmental Protection notified an OPC subsidiary in the second quarter that they are seeking penalties regarding the leak detection and repair program to control air emissions at a facility in Petrolia, Pennsylvania.

The subsidiaries are cooperating with the agencies to resolve the foregoing claims. Although the matters described above are reportable events pursuant to Item 103 of Regulation S-K, their combined financial impact is expected to be insignificant. For information regarding other legal proceedings, see Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q, and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2013.

Item 2.Share Repurchase Activities

Occidental's share repurchase activities for the three and six months ended June 30, 2014, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2014	10,525,000		$93.52	10,525,000
April 1 - 30, 2014	1,415,000		$94.80	1,415,000
May 1 - 31, 2014	850,000		$97.14	850,000
June 1 - 30, 2014	3,771,044		$102.07	3,650,000
Second Quarter 2014	6,036,044	(b)	$99.67	5,915,000
Total	16,561,044		$95.76	16,440,000	20,526,168
(a)Represents the number of shares remaining at June 30, 2014 under Occidental's share repurchase program, which was initially announced 2005. In February 2014, Occidental increased the number of shares authorized for its program by 30 million shares to 125 million shares total; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.
(b)Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 6.Exhibits

3.(ii)
By-laws of Occidental, as amended through July 10, 2014 (incorporated herein by reference to Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated July 9, 2014 (date of earliest event reported), filed July 15, 2014, File No. 1-9210).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2014 and 2013, and for each of the five years in the period ended December 31, 2013.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	August 5, 2014	/s/ Jennifer Kirk
Jennifer Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

3.(ii)
By-laws of Occidental, as amended through July 10, 2014 (incorporated herein by reference to Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated July 9, 2014 (date of earliest event reported), filed July 15, 2014, File No. 1-9210).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2014 and 2013, and for each of the five years in the period ended December 31, 2013.

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