Form 10-Q
period 2014-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2014-10-31
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common stock $.20 par value	775,428,089 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(Amounts in millions)

	2014	2013

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,897	$3,393

Trade receivables, net	4,960	5,674

Inventories	1,359	1,200

Other current assets	1,291	1,056

Total current assets	10,507	11,323

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,544	1,459

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $36,306 at September 30, 2014 and $33,231 at December 31, 2013	58,465	55,821

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	994	840

TOTAL ASSETS	$71,510	$69,443

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(Amounts in millions)

	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$1,599	$—
Accounts payable	5,511	5,520
Accrued liabilities	2,337	2,556
Domestic and foreign income taxes	74	358
Total current liabilities	9,521	8,434

LONG-TERM DEBT, NET	6,837	6,939

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	7,634	7,197
Other	3,433	3,501
	11,067	10,698
STOCKHOLDERS' EQUITY
Common stock, at par value	178	178
Treasury stock	(8,146)	(6,095)
Additional paid-in capital	7,570	7,515
Retained earnings	44,166	41,831
Accumulated other comprehensive loss	(289)	(303)
Total equity attributable to common stock	43,479	43,126

Noncontrolling interest	606	246
Total stockholders’ equity	44,085	43,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,510	$69,443
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Amounts in millions, except per-share amounts)

	Three months ended September 30		Nine months ended September 30

	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Net sales	$5,996	$6,449	$18,359	$18,283
Interest, dividends and other income	31	26	107	89
(Loss) Gain on sale of assets and equity investments, net	(5)	—	520	131
	6,022	6,475	18,986	18,503
COSTS AND OTHER DEDUCTIONS
Cost of sales	3,385	3,214	9,880	9,531
Selling, general and administrative and other operating expenses	441	459	1,327	1,347
Asset impairments	—	—	471	—
Taxes other than on income	191	186	593	568
Exploration expense	53	68	162	196
Interest and debt expense, net	14	29	52	93
	4,084	3,956	12,485	11,735

Income before income taxes and other items	1,938	2,519	6,501	6,768
Provision for domestic and foreign income taxes	(817)	(1,037)	(2,706)	(2,782)
Income from equity investments	93	106	243	288
Income from continuing operations	1,214	1,588	4,038	4,274
Discontinued operations, net	(3)	(5)	(1)	(14)
Net income	1,211	1,583	4,037	4,260
Less: Net income attributable to noncontrolling interest	(3)	—	(8)	—
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,208	$1,583	$4,029	$4,260

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.55	$1.97	$5.13	$5.30
Discontinued operations, net	—	(0.01)	—	(0.02)
BASIC EARNINGS PER COMMON SHARE	$1.55	$1.96	$5.13	$5.28

DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income from continuing operations	$1.55	$1.97	$5.13	$5.30
Discontinued operations, net	—	(0.01)	—	(0.02)
DILUTED EARNINGS PER COMMON SHARE	$1.55	$1.96	$5.13	$5.28

DIVIDENDS PER COMMON SHARE	$0.72	$0.64	$2.16	$1.92
The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Amounts in millions)

	Three months ended September 30		Nine months ended September 30

	2014	2013	2014	2013

Net income attributable to common stock	$1,208	$1,583	$4,029	$4,260
Other comprehensive income (loss) items:
Foreign currency translation (losses) gains	(1)	—	(1)	2
Reclassification to income of realized foreign currency translation losses (a)	—	—	—	28
Unrealized (losses) gains on derivatives (b)	—	—	(5)	1
Reclassification to income of realized (gains) losses on derivatives (c)	—	(1)	8	(4)
Pension and postretirement gains (d)	3	9	12	27
Other comprehensive income, net of tax (e)	2	8	14	54
Comprehensive income attributable to common stock	$1,210	$1,591	$4,043	$4,314

(a)	Included in the net gain on sale of its equity investment in Carbocloro, a Brazilian entity which owns a chemical facility.

(b)	Net of tax of zero for both the three months ended September 30, 2014 and 2013, and $3 and $(1) for the nine months ended September 30, 2014 and 2013, respectively.

(c)	Net of tax of zero for both the three months ended September 30, 2014 and 2013, and $(5) and $2 for the nine months ended September 30, 2014 and 2013 respectively.

(d)	Net of tax of $(2) and $(5) for the three months ended September 30, 2014 and 2013, respectively, and $(7) and $(16) for the nine months ended September 30, 2014 and 2013.

(e)	There were no other comprehensive income (loss) items related to noncontrolling interests in the three and nine months ended 2014 and 2013.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Amounts in millions)

	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$4,037	$4,260
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	1	14
Depreciation, depletion and amortization of assets	3,943	3,896
Deferred income tax provision	423	1,016
Other noncash charges to income	159	258
Gain on sale of assets and equity investments, net	(520)	(131)
Undistributed earnings from equity investments	22	(40)
Asset impairments	471	—
Dry hole expenses	100	115
Changes in operating assets and liabilities, net	(416)	63
Other operating, net	—	382
Operating cash flow from continuing operations	8,220	9,833
Operating cash flow from discontinued operations, net of taxes	(18)	(47)
Net cash provided by operating activities	8,202	9,786

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(7,525)	(6,551)
Payments for purchases of assets and businesses	(425)	(342)
Sale of assets and equity investments, net	1,387	270
Other, net	(267)	3
Net cash used by investing activities	(6,830)	(6,620)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of long-term debt	(107)	(66)
Proceeds from short-term borrowings	1,599	—
Proceeds from issuance of common stock	20	27
Purchases of treasury stock	(2,083)	(64)
Cash dividends paid	(1,649)	(1,034)
Contributions from noncontrolling interest	351	145
Other, net	1	5
Net cash used by financing activities	(1,868)	(987)

(Decrease) increase in cash and cash equivalents	(496)	2,179

Cash and cash equivalents—beginning of period	3,393	1,592
Cash and cash equivalents—end of period	$2,897	$3,771

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

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

In the opinion of Occidental’s management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2014, and the consolidated statements of income, comprehensive income and cash flows for the three and nine months ended September 30, 2014 and 2013, as applicable. The income and cash flows for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the income or cash flows to be expected for the full year.

Certain financial statements and notes for the prior year have been reclassified to conform to the 2014 presentation.

2. Asset Acquisitions, Dispositions and Other

In September 2014, Occidental borrowed $1.6 billion in commercial paper for short-term cash needs.

In August 2014, Occidental entered into a new five-year, $2.0 billion bank credit facility (2014 Credit Facility) which replaced its previous $2.0 billion bank credit facility (2011 Credit Facility), which was scheduled to expire in October 2016. The 2014 Credit Facility has similar terms to the 2011 Credit Facility and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under this facility. Occidental did not draw down any amounts under the 2014 Credit Facility or the 2011 Credit Facility during 2014 and no amounts were outstanding as of September 30, 2014.

In February 2014, Occidental entered into an agreement to sell its Hugoton Field operations in Kansas, Oklahoma and Colorado for $1.4 billion. The transaction was completed in April 2014 and, after taking into account purchase price adjustments, it resulted in pre-tax proceeds of $1.3 billion. Occidental recorded a pre-tax gain on the sale of $532 million or $339 million after tax.

In February 2014, Occidental announced the approval by the Board of Directors to pursue the spin-off of its California oil and gas business, into a standalone, publicly traded corporation tax-free. On October 2, 2014, the Board of Directors approved the spin-off of California Resources Corporation (CRC), a wholly owned Occidental subsidiary, to be executed in accordance with the Separation and Distribution Agreement. The Separation and Distribution Agreement and related ancillary agreements will govern the spin-off of the California oil and gas business, the transfer of assets and other matters related to the spin-off. For further discussion regarding the spin-off of CRC refer to Note 14.

3. Accounting and Disclosure Changes

In August 2014, the Financial Accounting Standards Board (FASB) issued rules relating to management’s responsibility to evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The evaluation should be based on events and conditions either known or reasonably knowable as of the financial statement issue date. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes disclosing such doubts. These rules are effective for annual periods ending after December 15, 2016. The rules are not expected to have an impact on Occidental’s financial statements upon adoption.
In June 2014, the FASB issued rules affecting entities that grant their employees share-based payment awards in which the terms of the awards provide that a performance target can be achieved after the requisite service period. The new rules require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. These rules are effective for annual periods beginning on or after December 15, 2015. The rules are not expected to have a material impact on Occidental's financial statements upon adoption but will require assessment on an ongoing basis.

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

4. Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes for continuing operations of $2.6 billion and $1.3 billion during the nine months ended September 30, 2014 and 2013, respectively. The first nine months of 2014 included taxes paid for a portion of the gain on sale of the Hugoton Field and the 2013 sale of a portion of its equity interest in Plains All-American Pipeline, L.P. The first nine months of 2013 included the collection of a $0.4 billion tax receivable. Interest paid totaled $199 million and $215 million for the nine months ended September 30, 2014 and 2013, respectively.

5. Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs.  Inventories as of September 30, 2014 and December 31, 2013 consisted of the following (in millions):

	2014	2013

Raw materials	$80	$74
Materials and supplies	657	628
Finished goods	713	589
	1,450	1,291

LIFO reserve	(91)	(91)
Total	$1,359	$1,200

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

As of September 30, 2014, Occidental participated in or monitored remedial activities or proceedings at 153 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2014, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities — other ($252 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	30	$24
Third-party sites	72	94
Occidental-operated sites	19	110
Closed or non-operated Occidental sites	32	102
Total	153	$330

As of September 30, 2014, Occidental’s environmental reserves exceeded $10 million each at 11 of the 153 sites described above, and 103 of the sites had reserves from $0 to $1 million each.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $390 million.  The status of Occidental’s involvement with the sites and related significant assumptions has not changed materially since December 31, 2013.  For additional information regarding environmental matters, refer to Note 7.

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

Occidental has entered into a written settlement agreement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of Diamond Shamrock Chemicals Company (DSCC) and historic operations of DSCC’s Lister Avenue Plant. If the settlement is approved by the court, then Occidental will pay the State $190 million and, under certain circumstances, perform or fund future work on behalf of the State along a portion of the Passaic River. When Occidental acquired the stock of DSCC in 1986, Maxus Energy Corporation, a subsidiary of YPF S.A. (Maxus), retained liability for the Lister Avenue Plant, which is part of the Diamond Alkali Superfund Site, as well as other sites. Maxus is also obligated to indemnify Occidental for the State of New Jersey settlement. Occidental is pursuing Maxus to recover the settlement costs. This State of New Jersey settlement does not cover any potential Occidental share of costs associated with the EPA’s proposed clean-up plan of the Passaic River announced in April 2014. Maxus is also responsible for federal clean-up or other costs associated with the Lister Avenue Plant and the Diamond Alkali Superfund Site.

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of September 30, 2014 and December 31, 2013 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2014, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2014 and 2013 (in millions):

Three months ended September 30	2014		2013
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$7	$3	$8
Interest cost	6	10	6	11
Expected return on plan assets	(8)	—	(7)	—
Recognized actuarial loss	1	4	10	9
Total	$2	$21	$12	$28

Nine months ended September 30	2014		2013
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$9	$19	$10	$22
Interest cost	18	34	19	32
Expected return on plan assets	(25)	—	(23)	—
Recognized actuarial loss	4	16	18	29
Total	$6	$69	$24	$83

Occidental contributed $1 million in each of the three month periods ended September 30, 2014 and 2013, and $4 million and $3 million in the nine month periods ended September 30, 2014 and 2013, respectively, to its defined benefit pension plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements at
	September 30, 2014 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$580	$110	$—	$(631)		$59
Liabilities:
Commodity derivatives	$601	$172	$—	$(655)		$118

	Fair Value Measurements at
	December 31, 2013 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	(a)	Total Fair Value
Assets:
Commodity derivatives	$185	$195	$—	$(329)		$51
Liabilities:
Commodity derivatives	$199	$223	$—	$(364)		$58

(a) Represents the impact of netting assets, liabilities and collateral when a legal right of offset exists.

Fair Values — Nonrecurring
During the nine months ended September 30, 2014 and 2013, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis.

Other Financial Instruments
The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long term fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair values of Occidental’s debt as of September 30, 2014 and December 31, 2013 was $7.1 billion, for both dates, and its carrying value was $6.9 billion for both September 30, 2014 and December 31, 2013. Occidental classifies its debt as Level 1.

10. Derivatives

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.  Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment.  Otherwise, any fair value gains or losses are recognized in earnings in the current period.

Occidental uses a variety of derivative instruments, including cash-flow hedges and derivative instruments not designated as hedging instruments, to obtain average prices for the relevant production month and to improve realized prices for oil and gas. Occidental only occasionally hedges its oil and gas production, and, when it does, the volumes are usually insignificant. Additionally, Occidental's Phibro trading unit engages in trading activities using derivatives for the purpose of generating profits mainly from market price changes of commodities.

Cash-Flow Hedges
Occidental entered into financial swap agreements in November 2012 for the sale of a portion of its natural gas production in California. These swap agreements hedged 50 million cubic feet of natural gas per day beginning in January 2013 through March 2014 and qualified as cash-flow hedges. The weighted-average strike price of these swaps was $4.30.

Occidental’s marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments used to fix margins on the future sales of stored volumes ended March 31, 2014.  As of September 30, 2014, Occidental did not have any cash-flow hedges on stored volumes of natural gas. At December 31, 2013, Occidental had approximately 11 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 13 billion cubic feet of stored natural gas.

Occidental's after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the three and nine months ended September 30, 2014 and 2013, and the ending AOCI balances for each period were not material. Occidental expects to reclassify an insignificant amount, based on the valuation as of September 30, 2014, of net after-tax derivative losses from AOCI into income during the next 12 months. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the three and nine months ended September 30, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments
The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of September 30, 2014 and December 31, 2013.

	Net Outstanding Position
	Long / (Short)
Commodity	2014	2013
Oil (million barrels)	(24)	(1)
Natural gas (billion cubic feet)	(71)	(10)
Precious metals (million troy ounces)	—	1

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These excluded contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.

In addition, Occidental typically has certain other commodity trading contracts, such as agricultural products, power and other metals, as well as foreign exchange contracts.  These contracts were not material to Occidental as of September 30, 2014 and December 31, 2013.

Occidental fulfills short positions through its own production or by third-party purchase contracts. Subsequent to September 30, 2014, Occidental entered into purchase contracts for a substantial portion of the short positions outstanding at quarter end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $72 million of net losses from derivatives not designated as hedging instruments and $56 million of net gains were recognized in net sales for the three months ended September 30, 2014 and 2013, respectively. Approximately $12 million of net gains from derivatives not designated as hedging instruments and $41 million of net gains were recognized in net sales for the nine months ended September 30, 2014 and 2013, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of September 30, 2014 and December 31, 2013 (in millions):

	Asset Derivatives		Liability Derivatives
September 30, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$—
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		—		—

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	681	Accrued liabilities	765
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	8
		690		773
Total gross fair value		690		773
Less: counterparty netting and cash collateral (b,d)		(631)		(655)
Total net fair value of derivatives		$59		$118

	Asset Derivatives		Liability Derivatives
December 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$4
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		—		4

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	367	Accrued liabilities	407
	Long-term receivables and other assets, net	13	Deferred credits and other liabilities	11
		380		418
Total gross fair value		380		422
Less: counterparty netting and cash collateral (c,d)		(329)		(364)
Total net fair value of derivatives		$51		$58

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of September 30, 2014, collateral received of $6 million has been netted against derivative assets and collateral paid of $31 million has been netted against derivative liabilities.

(c)	As of December 31, 2013, collateral received of $11 million has been netted against derivative assets and collateral paid of $46 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $81 million and $103 million deposited by Occidental has not been reflected in these derivative fair value tables as of September 30, 2014 and December 31, 2013, respectively. This collateral is included in other current assets in the consolidated balance sheets as of September 30, 2014, and December 31, 2013, respectively.

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

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of September 30, 2014 and December 31, 2013, Occidental had a net liability of $6 million and $8 million, respectively, which is net of collateral posted of $24 million and $23 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2014 and December 31, 2013.

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

The following tables present Occidental’s industry segments (in millions):

	Oil		Midstream	Corporate
	and		and	and
	Gas	Chemical	Marketing	Eliminations		Total
Three months ended September 30, 2014
Net sales	$4,652	$1,232	$362	$(250)		$5,996
Pre-tax operating profit (loss)	$1,899	$140	$128	$(136)	(b)	$2,031
Income taxes	—	—	—	(817)	(c)	(817)
Discontinued operations, net	—	—	—	(3)		(3)
Net income attributable to noncontrolling interest	—	—	(3)	—		(3)
Net income (loss) attributable to common stock	$1,899	$140	$125	$(956)		$1,208

Three months ended September 30, 2013
Net sales	$5,018	$1,200	$442	$(211)		$6,449
Pre-tax operating profit (loss)	$2,363	$181	$212	$(131)	(b)	$2,625
Income taxes	—	—	—	(1,037)	(c)	(1,037)
Discontinued operations, net	—	—	—	(5)		(5)
Net income (loss) attributable to common stock	$2,363	$181	$212	$(1,173)		$1,583

	Oil				Midstream	Corporate
	and				and	and
	Gas		Chemical		Marketing	Eliminations		Total
Nine months ended September 30, 2014
Net sales	$14,135	(a)	$3,694		$1,327	$(797)		$18,359
Pre-tax operating profit (loss)	$6,185		$409		$522	$(372)	(b)	$6,744
Income taxes	—		—		—	(2,706)	(c)	(2,706)
Discontinued operations, net	—		—		—	(1)		(1)
Net income attributable to noncontrolling interest	—		—		(8)	—		(8)
Net income (loss) attributable to common stock	$6,185		$409		$514	$(3,079)		$4,029

Nine months ended September 30, 2013
Net sales	$14,179		$3,562		$1,164	$(622)		$18,283
Pre-tax operating profit (loss)	$6,383		$615	(d)	$475	$(417)	(b)	$7,056
Income taxes	—		—		—	(2,782)	(c)	(2,782)
Discontinued operations, net	—		—		—	(14)		(14)
Net income (loss) attributable to common stock	$6,383		$615		$475	$(3,213)		$4,260

(a) Includes second quarter pre-tax gain of $532 million for the Hugoton sale. In addition, in June 2014, management determined it would not pursue the exploration and development of certain of its non-producing domestic oil and gas acreage, and Occidental recorded a pre-tax impairment charge of $471 million.
(b) Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items. The nine month period ended September 30, 2013 includes a $55 million pre-tax charge for the estimated costs related to employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.
(c) Includes all foreign and domestic income taxes from continuing operations.
(d) Includes a $131 million pre-tax gain for the sale of an equity investment in Carbocloro, a Brazilian entity which owns a chemical facility.

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30

(in millions, except per-share amounts)	2014	2013	2014	2013
Basic EPS
Income from continuing operations	$1,214	$1,588	$4,038	$4,274
Less: Income from continuing operations attributable to noncontrolling interest	(3)	—	(8)	—
Income from contributing operations attributable to common stock	1,211	1,588	4,030	4,274
Discontinued operations, net	(3)	(5)	(1)	(14)
Net Income	1,208	1,583	4,029	4,260
Less: Net Income allocated to participating securities	(3)	(4)	(8)	(9)
Net income, net of participating securities	1,205	1,579	4,021	4,251

Weighted average number of basic shares	777.4	805.1	783.7	804.8
Basic EPS	$1.55	$1.96	$5.13	$5.28

Diluted EPS
Net income, net of participating securities	$1,205	$1,579	$4,021	$4,251
Weighted average number of basic shares	777.4	805.1	783.7	804.8
Dilutive effect of potentially dilutive securities	0.3	0.6	0.4	0.6
Total diluted weighted average common shares	777.7	805.7	784.1	805.4
Diluted EPS	$1.55	$1.96	$5.13	$5.28

13.	Variable Interest Entity

In November 2012, Occidental and Magellan Midstream Partners, L.P. (Magellan) formed BridgeTex Pipeline Company, LLC (BridgeTex) to construct a pipeline to transport crude oil between the Permian region and the Gulf Coast refinery markets. The pipeline began commercial service in September 2014. Occidental indirectly owns a 50% interest in BridgeTex, which is a variable interest entity that Occidental consolidates. This investment is not material to Occidental's financial statements. As of September 30, 2014 and December 31, 2013, the BridgeTex assets and liabilities mainly comprised cash and cash equivalents and property, plant and equipment (PP&E). As of September 30, 2014, BridgeTex's total cash, PP&E and non-controlling amounts (including Magellan's interests) were $66 million, $1 billion and $606 million, respectively. As of December 31, 2013, BridgeTex's cash, PP&E and non controlling amounts were $82 million, $420 million and $246 million, respectively. BridgeTex's assets cannot be used for the obligations of, nor do BridgeTex's creditors have recourse to, OPC or its other subsidiaries.

14. Planned Spin-Off of California Resources Corporation

In connection with the planned spin-off, on November 30, 2014, Occidental intends to distribute, on a pro-rata basis, at least 80.1% of CRC common stock to Occidental shareholders as of November 17, 2014, the record date for the spin-off, with each Occidental shareholder to receive 0.4 shares of CRC for every share of Occidental common stock. Fractional shares of CRC will not be distributed and any fractional shares of CRC otherwise issuable to an Occidental shareholder will be sold in the open market on such shareholder's behalf, and such shareholder will receive a cash payment with respect to that fractional share. Occidental intends to dispose of the up to 19.9% of retained CRC shares within 18 months following the spin-off.

The CRC spin-off has been structured to qualify as a tax-free distribution to U.S. holders of Occidental common stock for U.S. federal income tax purposes. Occidental has received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain aspects of the spin-off. Based on the private letter ruling and certain facts, assumptions, representations and undertakings made by Occidental and CRC, Occidental will receive an opinion of counsel to the effect that for U.S. federal income tax purposes, the distribution of CRC common stock and certain related transactions will not be taxable to Occidental or U.S. holders of Occidental common stock, except in respect to cash received in lieu of fractional share interests which generally will be taxable to such holders as capital gain.

In October 2014, in connection with the planned spin-off from Occidental, CRC issued $5.0 billion in senior notes (the California Notes) in a private placement, including $1.0 billion of 5.0% senior notes due January 2020, $1.75 billion of 5.50% senior notes due September 2021, and $2.25 billion of 6.0% senior notes due November 2024. The California Notes are fully and unconditionally guaranteed by the material subsidiaries of CRC. Occidental received $4.95 billion in net proceeds from the private placement as a result of a cash distribution from CRC as part of the planned spin-off.

In September 2014, CRC entered into a five-year, $1.0 billion Term Loan Facility and a five-year, $2.0 billion Revolving Credit Facility with a syndicate of lenders (the CRC Credit Facilities). The CRC Credit Facilities were entered into as part of the planned spin-off of CRC from Occidental. Borrowings under the CRC Credit Facilities bear interest at either LIBOR or an alternate base rate plus an applicable margin. All obligations under the CRC Credit Facilities are guaranteed by certain subsidiaries of CRC. CRC intends to borrow funds under the CRC Credit Facilities to make a $1.25 billion cash distribution to Occidental concurrent with the spin-off and to repay any intercompany balances to Occidental prior to the spin-off.

When Occidental completes the spin-off of CRC at the end of November, the results of operations and cash flows of CRC will be reclassified into discontinued operations in Occidental’s consolidated statements of income and cash flows for all periods presented.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated Results of Operations

Occidental reported net income of $1.2 billion for the third quarter of 2014 on net sales of $6.0 billion, compared to net income of $1.6 billion on net sales of $6.4 billion for the same period of 2013.  Diluted earnings per share (EPS) were $1.55 and $1.96 for the third quarters of 2014 and 2013, respectively. Occidental reported net income of $4.0 billion for the first nine months of 2014 on net sales of $18.4 billion, compared to net income of $4.3 billion on net sales of $18.3 billion for the same period of 2013.  Diluted EPS were $5.13 for the nine months of 2014, compared to $5.28 for the same period of 2013.

Net income for the three months ended September 30, 2014, compared to the same periods of 2013, reflected lower realized prices for oil, lower international oil volumes, higher oil and gas segment operating costs and depreciation, depletion, and amortization (DD&A) expense and lower marketing and trading performance, which were partially offset by higher oil volumes in the United States.

Net income for the nine months ended September 30, 2014 included an after-tax gain of $339 million from the sale of Occidental's operations in Hugoton Field, and a $300 million after-tax impairment charge related to certain non-producing domestic oil and gas acreage.

Selected Income Statement Items

Net sales for the three and nine months ended September 30, 2014, compared to the same period of 2013, reflected lower realized prices for oil and lower international oil volumes, partially offset by higher domestic oil volumes and improved domestic natural gas prices.

Cost of sales for the three and nine months ended September 30, 2014, compared to the same periods in 2013, reflected higher raw material and energy costs in the chemical segment, as well as higher domestic oil and gas operating expenses, in particular, higher costs for increased downhole maintenance activities as well as higher costs for carbon dioxide (CO2), steam, and power.
The decrease in the provision for domestic and foreign income taxes for the nine months ended September 30, 2014, compared to the same period of 2013, was due to a lower pre-tax income in 2014, compared to 2013.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents.

The increase in inventories was due to higher oil inventories at September 30, 2014, compared to December 31, 2013, due to the timing of international liftings. The decrease in trade receivables was a direct result of lower realized prices for oil and the timing of collections on international liftings. The increase in other current assets reflected higher oil and gas joint venture and partner receivables. The increase in property, plant and equipment, net, reflected capital expenditures of $7.5 billion after partner contributions, partially offset by DD&A, asset sales and impairments. The increase in long-term receivables and other assets was a result of line fill due to the start of commercial service on the BridgeTex pipeline.
The increase in deferred domestic and foreign income taxes was mainly due to accelerated tax depreciation on capital expenditures. The increase in stockholders' equity reflected net income for the nine months of 2014, offset partially by stock repurchases and dividends.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30		Nine months ended September 30

	2014	2013	2014	2013
Net Sales (a)
Oil and Gas	$4,652	$5,018	$14,135	$14,179
Chemical	1,232	1,200	3,694	3,562
Midstream and Marketing	362	442	1,327	1,164
Eliminations	(250)	(211)	(797)	(622)
	$5,996	$6,449	$18,359	$18,283
Segment Earnings (b)
Oil and Gas	$1,899	$2,363	$6,185	$6,383
Chemical	140	181	409	615
Midstream and Marketing (c)	125	212	514	475
	2,164	2,756	7,108	7,473

Unallocated Corporate Items (b)
Interest expense, net	(13)	(28)	(47)	(87)
Income taxes	(817)	(1,037)	(2,706)	(2,782)
Other expense, net	(123)	(103)	(325)	(330)

Income from continuing operations (c)	1,211	1,588	4,030	4,274
Discontinued operations, net	(3)	(5)	(1)	(14)

Net income attributable to common stock (c)	$1,208	$1,583	$4,029	$4,260
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) Refer to “Significant Transactions and Events Affecting Earnings,” “Oil and Gas Segment,” “Chemical Segment,” “Midstream and Marketing Segment” and "Corporate" discussions that follow.
(c) Represents amounts attributable to common stock shown after deducting a noncontrolling interest amount of $3 million and $8 million for the three and nine months ended September 30, 2014, respectively.

Significant Transactions and Events Affecting Earnings

The following table sets forth, for the three and nine months ended September 30, 2014 and 2013, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	Three months ended September 30		Nine months ended September 30

	2014	2013	2014	2013

Oil & Gas
Hugoton sale gain	$(3)	$—	$532	$—
Asset impairments	—	—	(471)	—
Total Oil and Gas	$(3)	$—	$61	$—

Chemical
Carbocloro sale gain	$—	$—	$—	$131
Total Chemical	$—	$—	$—	$131

Midstream and Marketing
No significant items affecting earnings	$—	$—	$—	$—
Total Midstream and Marketing	$—	$—	$—	$—

Corporate
Spin-off costs and other	$(21)	$—	$(38)	$—
Charge for former executives and consultants	—	—	—	(55)
Tax effect of pre-tax adjustments	3	—	(16)	(25)
Discontinued operations, net*	(3)	(5)	(1)	(14)
Total Corporate	$(21)	$(5)	$(55)	$(94)

Total	$(24)	$(5)	$6	$37
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2014 and 2013 ($ in millions):

	Three months ended September 30		Nine months ended September 30

	2014	2013	2014	2013

Oil & Gas earnings	$1,899	$2,363	$6,185	$6,383
Chemical earnings	140	181	409	615
Midstream and Marketing earnings	128	212	522	475
Unallocated corporate items	(136)	(131)	(372)	(417)
Pre-tax income	2,031	2,625	6,744	7,056

Income tax expense
Federal and state	273	461	1,078	1,085
Foreign	544	576	1,628	1,697
Total	817	1,037	2,706	2,782

Income from continuing operations	$1,214	$1,588	$4,038	$4,274

Worldwide effective tax rate (a)	40%	40%	40%	39%
(a)    The nine months ended 2013 amount includes the benefit from the relinquishment of an international exploration block.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and nine months ended September 30, 2014 and 2013.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended September 30		Nine months ended September 30

Production per Day	2014	2013	2014	2013

Oil (MBBL)
United States (a)	282	267	278	264
Middle East/North Africa	171	180	171	182
Latin America	29	30	25	29
NGLs (MBBL)
United States (a)	74	79	73	78
Middle East/North Africa	7	7	7	7
Natural Gas (MMCF)
United States (a)	711	781	728	799
Middle East/North Africa	426	431	416	432
Latin America	12	12	12	13
Total production (MBOE) (a,b)	755	767	747	767

	Three months ended September 30		Nine months ended September 30

Sales Volumes per Day	2014	2013	2014	2013

Oil (MBBL)
United States (a)	282	267	278	264
Middle East/North Africa	166	178	163	172
Latin America	29	30	28	29
NGLs (MBBL)
United States (a)	74	79	73	78
Middle East/North Africa	7	7	7	7
Natural Gas (MMCF)
United States (a)	712	781	729	800
Middle East/North Africa	426	431	416	432
Latin America	12	12	12	13
Total sales volumes (MBOE) (a,b)	750	765	742	758
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Includes Hugoton acreage daily production and sales volumes of 5 MBBL, 3 MBBL, and 59 MMCF for the three months ended September 30, 2013, for oil, NGLs, and natural gas, respectively. Includes Hugoton daily production and sales volumes of 3 MBBL, 1 MBBL, and 22 MMCF for the nine months ended September 30, 2014 and 6 MBBL, 3 MBBL, and 56 MMCF for the nine months ended September 30, 2013 for oil, NGLs, and natural gas, respectively.
(b) Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the nine months ending September 30, 2014 the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $99.61 per barrel and $4.46 per Mcf, respectively, resulting in an oil-to-gas ratio of over 22 to 1.

The following tables present information about Occidental's average realized prices and index prices for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30

Average Realized Prices	2014	2013	2014	2013
Oil ($/BBL)
United States	$90.57	$104.30	$94.61	$97.07
Middle East/North Africa	$102.19	$103.12	$103.97	$103.96
Latin America	$92.16	$105.64	$97.13	$104.13
Total Worldwide	$94.68	$103.95	$97.98	$100.04
NGLs ($/BBL)
United States	$41.29	$41.36	$43.95	$40.56
Middle East/North Africa	$29.70	$31.67	$33.10	$32.31
Total Worldwide	$40.26	$40.53	$43.02	$39.87
Natural Gas ($/MCF)
United States	$3.91	$3.27	$4.26	$3.39
Latin America	$9.88	$11.17	$10.56	$11.36
Total Worldwide	$2.81	$2.48	$3.07	$2.56

	Three months ended September 30		Nine months ended September 30

Average Index Prices	2014	2013	2014	2013
WTI oil ($/BBL)	$97.17	$105.83	$99.61	$98.14
Brent oil ($/BBL)	$103.39	$109.71	$107.02	$108.57
NYMEX gas ($/MCF)	$4.17	$3.62	$4.46	$3.66

	Three months ended September 30		Nine months ended September 30
Average Realized Prices as Percentage of Average Index Prices
	2014	2013	2014	2013
Worldwide oil as a percentage of average WTI	97%	98%	98%	102%
Worldwide oil as a percentage of average Brent	92%	95%	92%	92%
Worldwide NGLs as a percentage of average WTI	41%	38%	43%	41%
Domestic natural gas as a percentage of average NYMEX	94%	90%	95%	92%

Oil and gas segment earnings were $1.9 billion for the third quarter of 2014, compared with $2.4 billion for the third quarter of 2013. The decrease reflected lower realized oil prices, lower international oil volumes, higher domestic operating costs and DD&A expense, partially offset by higher domestic oil volumes and higher domestic realized natural gas prices.

For the third quarter of 2014, total company average daily oil and gas production volumes, excluding Hugoton production, increased by 6,000 barrels of oil equivalent (BOE) to 755,000 BOE from 749,000 BOE in the third quarter of 2013. Domestic average daily production increased by 17,000 BOE to 475,000 BOE in the third quarter of 2014, compared to 458,000 BOE in the third quarter of 2013. Domestic average daily oil production increased by 20,000 barrels to 282,000 barrels in the third quarter of 2014 from 262,000 barrels in the third quarter of 2013, primarily from increased production in the Permian Resources and California operations. International average daily production decreased to 280,000 BOE in the third quarter of 2014 from 291,000 BOE in third quarter of 2013. The decrease primarily resulted from continued field and port strikes in Libya and lower cost recovery barrels in Iraq. Total company average daily sales volumes were 750,000 BOE and 747,000 BOE in the third quarters of 2014 and 2013, respectively. Sales volumes were lower than production volumes due to the timing of liftings in Middle East/North Africa.

Worldwide realized crude oil prices decreased by 9% to $94.68 per barrel for the third quarter of 2014 compared with $103.95 per barrel for the third quarter of 2013, and decreased by 6% compared with $100.38 per barrel in the second quarter of 2014. Worldwide NGL prices decreased by 1% to $40.26 per barrel in the third quarter of 2014, compared with $40.53 per barrel in the third quarter of 2013, and decreased by 6% compared with $42.82 per barrel in the second quarter of 2014. Domestic natural gas prices increased 20% in the third quarter of 2014 to $3.91 per MCF, compared with $3.27 per MCF in the third quarter of 2013, and decreased by 9% compared with the $4.28 per MCF in the second quarter of 2014. Occidental is closely monitoring the recent volatility in the oil and natural gas commodity markets, in particular the decline in oil prices. The profitability of the oil and gas operations and the ability to realize recorded asset values is dependent on the success of future development plans and projected long-term market conditions.

During the nine months ended September 30, 2014, approximately 60% of Occidental's oil production tracks world oil prices, such as Brent, and 40% tracks WTI. Price changes at current global prices and levels of production, excluding the California operations, affect Occidental's pre-tax income for the nine months ended September 30, 2014 by approximately $29 million for a $1.00 per barrel change in global oil prices and approximately $6 million for a $1.00 per barrel change in NGL prices. A change of $0.50 per MCF in domestic gas prices affects quarterly pre-tax earnings by approximately $15 million. These price sensitivities include the impact of volume changes from production-sharing and similar contracts. If production levels change in the future, the sensitivity of Occidental's results to oil, NGLs and gas prices also would change.
Oil and gas earnings were $6.2 billion for the first nine months of 2014, compared with $6.4 billion for the same period of 2013. The decrease reflects lower realized oil prices, lower international oil volumes, higher domestic operating costs and DD&A expense, partially offset by higher domestic oil volumes and higher domestic realized natural gas prices.
Oil and gas daily production volumes, excluding Hugoton production, for the first nine months of 2014 averaged 739,000 BOE, compared with 749,000 BOE for the first nine months of 2013. Average domestic daily production increased by 8,000 BOE to 465,000 BOE for the first nine months of 2014 from 457,000 BOE for the first nine months of 2013. During this same time period, domestic daily oil production increased nearly 7% or 17,000 barrels per day to 275,000 barrels. International average daily production volumes decreased to 274,000 BOE for the first nine months of 2014 from 292,000 BOE for the first nine months of 2013. The decrease was primarily due to continued field and port strikes in Libya, lower cost recovery barrels in Iraq and insurgent activities in Colombia. Total company average daily sales volumes were 734,000 BOE and 740,000 BOE in the first nine months of 2014 and 2013, respectively. Sales volumes were lower than production volumes due to the timing of liftings in Middle East/North Africa.

Worldwide realized crude oil prices decreased by 2% to $97.98 per barrel for the first nine months of 2014, compared with $100.04 per barrel for the first nine months of 2013.  Worldwide NGL prices rose by 8% to $43.02 per barrel for the first nine months of 2014, compared with $39.87 per barrel for the first nine months of 2013. Domestic gas prices increased by 26% to $4.26 per MCF for the first nine months of 2014, compared to $3.39 per MCF for the first nine months of 2013.

Chemical Segment

Chemical segment earnings for the three months ended September 30, 2014 were $140 million, compared to $181 million for the same period of 2013. The decrease in chemical segment earnings for the third quarter of 2014 reflected lower caustic soda prices driven by new chlor-alkali capacity in the industry and lower overall margins due to higher ethylene and natural gas costs.

Chemical segment earnings for the nine months ended September 30, 2014 were $409 million, compared to $484 million, excluding the $131 million pre-tax gain from the sale of Carbocloro, for the same period of 2013. The lower earnings resulted primarily from lower caustic soda prices driven by new chlor-alkali capacity in the industry and higher ethylene and natural gas costs, partially offset by higher vinyl margins and volume improvements across most products.

Midstream and Marketing Segment

Midstream and marketing segment earnings for the three months ended September 30, 2014 and 2013 were $125 million and $212 million, respectively.  The decrease in quarterly earnings reflected lower trading performance. Earnings for the nine months ended September 30, 2014 and 2013 were $514 million and $475 million, respectively. The increase reflected improved marketing and trading performance and higher income from the power generation business.

Liquidity and Capital Resources

At September 30, 2014, Occidental had $2.9 billion in cash on hand. Income and cash flows are largely dependent on the oil and gas segment's prices, sales volumes and costs.  Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

Net cash provided by operating activities was $8.2 billion for the nine months ended September 30, 2014, compared to $9.8 billion for the same period in 2013. The 2014 decrease in cash provided by operating activities reflected a $0.9 billion higher tax payment in 2014 due to the gain on sale of the Hugoton assets partially offset by the 2013 collection of a $0.4 billion tax receivable. Cash flow from operations in the first nine months of 2014, compared to the same period of 2013 reflected lower international oil volumes, a 2% decrease in realized oil prices, offset by higher domestic oil production and a 20% increase in realized domestic natural gas prices. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $6.8 billion for the first nine months of 2014, compared to $6.6 billion for the same period of 2013. Capital expenditures for the first nine months of 2014 were $7.5 billion of which $6.1 billion was for the oil and gas segment and $1.2 billion was for the midstream and marketing segment. Capital expenditures for the first nine months of 2013 were $6.6 billion of which $5.1 billion was for the oil and gas segment and $1.0 billion was for the midstream and marketing segment. The 2014 amount also included $1.3 billion in proceeds from the sale of Occidental's operations in the Hugoton Field.

Occidental’s net cash used by financing activities was $1.9 billion for the first nine months of 2014, compared to net cash used by financing activities of $1.0 billion for the same period of 2013. The 2014 amount included purchases of treasury stock of $2.1 billion and $1.6 billion used to pay dividends, partly offset by $351 million of contributions received from a noncontrolling interest and $1.6 billion in short-term borrowings. The first nine months of 2013 included dividend payments of $1.0 billion. The 2013 dividend payments were lower due to the accelerated payment of the 2012 fourth quarter dividend.

In October 2014, in connection with the planned spin-off from Occidental, CRC, a wholly-owned subsidiary of Occidental, issued $5.0 billion in senior notes (the California Notes) in a private placement, including $1.0 billion of 5.0% senior notes due January 2020, $1.75 billion of 5.50% senior notes due September 2021, and $2.25 billion of 6.0% senior notes due November 2024. The California Notes are fully and unconditionally guaranteed by the material subsidiaries of CRC. Occidental received $4.95 billion in net proceeds from the private placement as a result of a cash distribution from CRC as part of the planned spin-off.

In September 2014, CRC entered into a five-year, $1.0 billion Term Loan Facility and a five-year, $2.0 billion Revolving Credit Facility with a syndicate of lenders (the CRC Credit Facilities). The CRC Credit Facilities were entered into as part of the planned spin-off of CRC from Occidental. Borrowings under the CRC Credit Facilities bear interest at either LIBOR or an alternate base rate plus an applicable margin. All obligations under the CRC Credit Facilities are guaranteed by certain subsidiaries of CRC. CRC intends to borrow funds under the CRC Credit Facilities to make a $1.25 billion cash distribution to Occidental concurrent with the spin-off and to repay any intercompany balances to Occidental prior to the spin-off.

In August 2014, Occidental entered into a new five-year, $2.0 billion bank credit facility (2014 Credit Facility) which replaced its previous $2.0 billion bank credit facility (2011 Credit Facility), which was scheduled to expire in October 2016. The 2014 Credit Facility has similar terms to the 2011 Credit Facility and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under this facility. Occidental did not draw down any amounts under the 2014 Credit Facility or the 2011 Credit Facility during 2014 and no amounts were outstanding as of September 30, 2014.

As of September 30, 2014, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Refer to Note 6 in the Notes to the Consolidated Condensed Financial Statements and to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of September 30, 2014 and December 31, 2013 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7 in the Notes to Consolidated Condensed Financial Statements.

Recently Adopted Accounting and Disclosure Changes

In August 2014, the Financial Accounting Standards Board (FASB) issued rules relating to management’s responsibility to evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The evaluation should be based on events and conditions either known or reasonably knowable as of the financial statement issue date. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes disclosing such doubts. These rules are effective for annual periods ending after December 15, 2016. The rules are not expected to have an impact on Occidental’s financial statements upon adoption.
In June 2014, the FASB issued rules affecting entities that grant their employees share-based payment awards in which the terms of the awards provide that a performance target can be achieved after the requisite service period. The new rules require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. These rules are effective for annual periods beginning on or after December 15, 2015. The rules are not expected to have a material impact on Occidental's financial statements upon adoption but will require assessment on an ongoing basis.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2014, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) — Derivative Activities and Market Risk” in the 2013 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

In the third quarter, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration sent a notice to an OPC subsidiary that it is seeking penalties of $165,000 related to a crude oil pipeline incident that occurred earlier this year in Scurry County, Texas.

In the third quarter, a civil claim for $200,000 in penalties was asserted by the District Attorney for Ventura County, California, alleging seven releases of oil or produced water between 2011 and 2014. The subsidiary is evaluating the claim.

For information regarding other legal proceedings, see Note 7 to the consolidated condensed financial statements in Part I of this Form 10-Q, and Part I, Item 3, “Legal Proceedings” in the Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the three and nine months ended September 30, 2014, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2014	10,525,000		$93.52	10,525,000
Second Quarter 2014	6,036,044	(b)	$99.67	5,915,000
July 1 - 31, 2014	720,000		$102.17	720,000
August 1 - 31, 2014	1,596,976	(b)	$100.75	1,485,000
September 1 - 30, 2014	2,350,000		$98.26	2,350,000
Third Quarter 2014	4,666,976	(b)	$99.72	4,555,000
Total	21,228,020		$96.63	20,995,000	15,971,168 (c)

(a)	Represents the number of shares remaining at September 30, 2014 under Occidental's share repurchase program, which was initially announced in 2005.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

(c)
On October 2, 2014, Occidental increased the total number of shares authorized for its program by 60 million shares to 185 million shares total; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 6. Exhibits

3.(ii)
By-laws of Occidental, as amended through October 2, 2014 (incorporated herein by reference to Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated October 1, 2014 (date of earliest event reported), filed October 7, 2014, File No. 1-9210).

4.1
Indenture, dated October 1, 2014, by and among California Resources, the Guarantors and Wells Fargo Bank, National Association, governing the California Notes (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated October 1, 2014 (date of earliest event reported), filed October 7, 2014, File No. 1-9210).

4.2
Registration Rights Agreement, dated October 1, 2014, by and among California Resources, the Guarantors and the Initial Purchasers, relating to the California Notes (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated October 1, 2014 (date of earliest event reported), filed October 7, 2014, File No. 1-9210).

4.3	Form of 5% Senior Note due 2020 (included in Exhibit 4.1).

4.4	Form of 5 ½% Senior Note due 2021 (included in Exhibit 4.1).

4.5	Form of 6% Senior Note due 2024 (included in Exhibit 4.1).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2014 and 2013, and for each of the five years in the period ended December 31, 2013.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	October 30, 2014	/s/ Jennifer Kirk
Jennifer Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

3.(ii)
By-laws of Occidental, as amended through October 2, 2014 (incorporated herein by reference to Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated October 1, 2014 (date of earliest event reported), filed October 7, 2014, File No. 1-9210).

4.1
Indenture, dated October 1, 2014, by and among California Resources, the Guarantors and Wells Fargo Bank, National Association, governing the California Notes (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated October 1, 2014 (date of earliest event reported), filed October 7, 2014, File No. 1-9210).

4.2
Registration Rights Agreement, dated October 1, 2014, by and among California Resources, the Guarantors and the Initial Purchasers, relating to the California Notes (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated October 1, 2014 (date of earliest event reported), filed October 7, 2014, File No. 1-9210).

4.3	Form of 5% Senior Note due 2020 (included in Exhibit 4.1).

4.4	Form of 5 ½% Senior Note due 2021 (included in Exhibit 4.1).

4.5	Form of 6% Senior Note due 2024 (included in Exhibit 4.1).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2014 and 2013, and for each of the five years in the period ended December 31, 2013.

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