Form 10-K
period 2014-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2015-02-23
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014	For the transition period from to

Commission File Number 1-9210

Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	5 Greenway Plaza, Suite 110, Houston, Texas
Zip Code	77046
Registrant's telephone number, including area code	(713) 215-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9 1/4% Senior Debentures due 2019	New York Stock Exchange
Common Stock, $.20 par value	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐   No  ☑

The aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $79.8 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $102.63 per share of Common Stock on June 30, 2014.  Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates.  This determination of potential affiliate status is not a conclusive determination for other purposes.
At January 31, 2015, there were 770,550,364 shares of Common Stock outstanding, par value $0.20 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, relating to its May 1, 2015 Annual Meeting of Stockholders, are incorporated by reference into Part III.

TABLE OF CONTENTS
	Page
Part I
Items 1 and 2	Business and Properties..........................................................................................................................................................	3
	General..............................................................................................................................................................................	3
	Oil and Gas Operations.....................................................................................................................................................	3
	Chemical Operations.........................................................................................................................................................	4
	Midstream and Marketing Operations...............................................................................................................................	5
	Capital Expenditures.........................................................................................................................................................	6
	Employees.........................................................................................................................................................................	6
	Environmental Regulation.................................................................................................................................................	6
	Available Information.........................................................................................................................................................	6
Item 1A	Risk Factors.............................................................................................................................................................................	6
Item 1B	Unresolved Staff Comments....................................................................................................................................................	8
Item 3	Legal Proceedings...................................................................................................................................................................	8
Item 4	Mine Safety Disclosures..........................................................................................................................................................	8
	Executive Officers....................................................................................................................................................................	9
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...............	10
Item 6	Selected Financial Data..........................................................................................................................................................	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).....................................	12
	Strategy.............................................................................................................................................................................	13
	Oil and Gas Segment........................................................................................................................................................	14
	Chemical Segment............................................................................................................................................................	20
	Midstream and Marketing Segment..................................................................................................................................	21
	Segment Results of Operations.........................................................................................................................................	22
	Significant Items Affecting Earnings..................................................................................................................................	25
	Taxes.................................................................................................................................................................................	25
	Consolidated Results of Operations..................................................................................................................................	26
	Consolidated Analysis of Financial Position......................................................................................................................	27
	Liquidity and Capital Resources........................................................................................................................................	27
	Off-Balance-Sheet Arrangements......................................................................................................................................	29
	Contractual Obligations.....................................................................................................................................................	29
	Lawsuits, Claims and Contingencies.................................................................................................................................	30
	Environmental Liabilities and Expenditures.......................................................................................................................	30
	Foreign Investments..........................................................................................................................................................	32
	Critical Accounting Policies and Estimates........................................................................................................................	32
	Significant Accounting and Disclosure Changes...............................................................................................................	35
	Safe Harbor Discussion Regarding Outlook and Other Forward-Looking Data................................................................	36
Item 7A	Quantitative and Qualitative Disclosures About Market Risk..................................................................................................	36
Item 8	Financial Statements and Supplementary Data......................................................................................................................	38
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.................................	38
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.......................	39
	Consolidated Balance Sheets...........................................................................................................................................	40
	Consolidated Statements of Income..................................................................................................................................	42
	Consolidated Statements of Comprehensive Income.......................................................................................................	43
	Consolidated Statements of Stockholders' Equity.............................................................................................................	44
	Consolidated Statements of Cash Flows...........................................................................................................................	45
	Notes to Consolidated Financial Statements.....................................................................................................................	46
	Quarterly Financial Data (Unaudited)................................................................................................................................	77
	Supplemental Oil and Gas Information (Unaudited)..........................................................................................................	79
	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts..............................................................................................................	93
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................	94
Item 9A	Controls and Procedures.........................................................................................................................................................	94
	Management's Annual Assessment of and Report on Internal Control Over Financial Reporting.....................................	94
	Disclosure Controls and Procedures.................................................................................................................................	94
Item 9B	Other Information....................................................................................................................................................................	94
Part III
Item 10	Directors, Executive Officers and Corporate Governance......................................................................................................	95
Item 11	Executive Compensation........................................................................................................................................................	95
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters................................	95
Item 13	Certain Relationships and Related Transactions and Director Independence........................................................................	95
Item 14	Principal Accounting Fees and Services.................................................................................................................................	95
Part IV
Item 15	Exhibits and Financial Statement Schedules..........................................................................................................................	96

Part I

ITEMS 1 AND 2	BUSINESS AND PROPERTIES
In this report, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC) incorporated in 1986, or OPC and one or more entities in which it owns a controlling interest (subsidiaries).  Occidental conducts its operations through various subsidiaries and affiliates.  Occidental’s executive offices are located at 5 Greenway Plaza, Suite 110, Houston, Texas 77046; telephone (713) 215-7000.

GENERAL
Occidental’s principal businesses consist of three segments. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGLs) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream, marketing and other segment (midstream and marketing) gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity, and trades oil, NGLs, gas and power. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.
On November 30, 2014, the spin-off of Occidental's California oil and gas operations and related assets was completed through the pro rata distribution of 81.3 percent of the outstanding shares of common stock of California Resources Corporation (California Resources) to holders of Occidental common stock creating an independent, publicly traded company. The statements of income and cash flows, and supplemental oil and gas information related to California Resources have been treated as discontinued operations for the years ended December 31, 2014, 2013 and 2012 presented in this Annual Report on Form 10-K. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014. Additional information related to the spin-off can be found in Item 8 Financial Statements and Supplementary Data - Note 17 to the Consolidated Financial Statements.
For information regarding Occidental's segments, geographic areas of operation and current developments, including its recent strategic review and actions related thereto, see the information in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report and Note 16 to the Consolidated Financial Statements.

OIL AND GAS OPERATIONS
General
Occidental’s domestic oil and gas operations are located in Colorado, New Mexico, North Dakota and Texas. International operations are located in Bahrain, Bolivia, Colombia, Iraq, Libya, Oman, Qatar, the United Arab Emirates (UAE) and Yemen.

Proved Reserves and Sales Volumes
The table below shows Occidental’s total oil, NGLs and natural gas proved reserves and sales volumes in 2014, 2013 and 2012. See "MD&A — Oil and Gas Segment," and the information under the caption "Supplemental Oil and Gas Information" for certain details regarding Occidental’s proved reserves, the reserves estimation process, sales and production volumes, production costs and other reserves-related data.

Comparative Oil and Gas Proved Reserves and Sales Volumes

Oil, which includes condensate, and NGLs are in millions of barrels; natural gas is in billions of cubic feet (Bcf); barrels of oil equivalent (BOE) are in millions.

	2014					2013					2012
Proved Reserves	Oil	NGLs	Gas	BOE	(a)	Oil	NGLs	Gas	BOE	(a)	Oil	NGLs	Gas	BOE	(a)
United States (b)	1,273	222	1,714	1,781		1,131	204	2,012	1,670		1,069	156	1,955	1,551
International	497	140	2,413	1,038		482	134	2,711	1,068		469	116	2,679	1,031
Total	1,770	362	4,127	2,819		1,613	338	4,723	2,738		1,538	272	4,634	2,582
Sales Volumes
United States (b)	67	20	173	116		64	21	193	117		61	21	207	116
International	74	2	158	102		75	3	163	105		78	3	170	110
Total	141	22	331	218		139	24	356	222		139	24	377	226
Note: The detailed proved reserves information presented in accordance with Item 1202(a)(2) to Regulation S-K under the Securities Exchange Act of 1934 (Exchange Act) is provided under the heading "Supplemental Oil and Gas Information". Proved reserves are stated on a net basis after applicable royalties.

(a)
Natural gas volumes are converted to BOE at six thousand cubic feet (Mcf) of gas per one barrel of oil.  Barrels of oil equivalence does not necessarily result in price equivalence.  The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2014, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $93.00 per barrel and $4.34 per Mcf, respectively, resulting in an oil to gas ratio of over 20 to 1.

(b)	Excludes proved reserves and sales volumes for California Resources which have been classified as discontinued operations.

Competition
As a producer of oil and condensate, NGLs and natural gas, Occidental competes with numerous other domestic and foreign private and government producers. Oil, NGLs and natural gas are commodities that are sensitive to prevailing global and local, current and anticipated market conditions. Occidental competes for transportation capacity and infrastructure for the delivery of its products. They are sold at current market prices or on a forward basis to refiners and other market participants. Occidental’s competitive strategy relies on increasing production through developing conventional and unconventional fields, utilizing primary and enhanced oil recovery (EOR) techniques and strategic acquisitions in areas where Occidental has a competitive advantage as a result of its current successful operations or investments in shared infrastructure. Occidental also competes to develop and produce its worldwide oil and gas reserves cost-effectively, maintain a skilled workforce and obtain quality services.

CHEMICAL OPERATIONS
General
OxyChem owns and operates manufacturing plants at 23 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee and Texas and at two international sites in Canada and Chile. In early 2014, OxyChem began operating a 182,500 ton-per-year chlor-alkali plant in Tennessee and, through a 50/50 joint venture with Mexichem S.A.B. de C.V., broke ground on a 1.2 billion pound-per-year ethylene cracker at the OxyChem Ingleside facility. The cracker is expected to begin operating in 2017.

Competition
OxyChem competes with numerous other domestic and foreign chemical producers. OxyChem’s market position was first or second in the United States in 2014 for the principal products it manufactures and markets. OxyChem’s competitive strategy is to be a low-cost producer of its products in order to compete on price.
OxyChem produces the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Raw material for ethylene dichloride (EDC), water treatment and pharmaceuticals	3.8 million tons
Caustic soda	Pulp, paper and aluminum production	4.0 million tons
Chlorinated organics	Refrigerants, silicones and pharmaceuticals	0.9 billion pounds
Potassium chemicals	Fertilizers, batteries, soaps, detergents and specialty glass	0.4 million tons
EDC	Raw material for vinyl chloride monomer (VCM)	2.1 billion pounds
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	131 million pounds
Sodium silicates	Catalysts, soaps, detergents and paint pigments	0.6 million tons
Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons
Vinyls
VCM	Precursor for polyvinyl chloride (PVC)	6.2 billion pounds
PVC	Piping, building materials, and automotive and medical products	3.7 billion pounds
Other Chemicals
Resorcinol	Tire manufacture, wood adhesives and flame retardant synergist	50 million pounds

MIDSTREAM AND MARKETING OPERATIONS
General
Occidental's midstream and marketing operations primarily support and enhance its oil and gas and chemicals businesses and also provide similar services for third parties.

Competition
Occidental's midstream and marketing businesses operate in competitive and highly regulated markets. Occidental's domestic pipeline business competes with other midstream transportation companies to provide transportation services. The competitive strategy of Occidental's domestic pipeline business is to ensure that its pipeline and gathering systems connect various production areas to multiple market locations. Transportation rates are regulated and tariff-based. Occidental maximizes the value of its transportation and storage assets by marketing its own and third-party production in the oil and gas business. Other midstream and marketing operations also support Occidental's domestic and international oil and gas and chemical operations. Occidental's marketing business competes with other market participants on exchange platforms and through other bilateral transactions with direct counterparties.

The midstream and marketing operations are conducted in the locations described below:

Location	Description	Capacity
Gas Plants
Texas, New Mexico and Colorado	Occidental- and third-party-operated natural gas gathering, compression and processing systems, and CO2 processing	2.4 billion cubic feet per day
United Arab Emirates	Natural gas processing facilities for the Al Hosn gas project.	1.0 billion cubic feet per day
Pipelines
Texas, New Mexico, and Oklahoma	Common carrier oil pipeline and storage system	720,000 barrels of oil per day 6.0 million barrels of oil storage 2,900 miles of pipeline
Texas, New Mexico and Colorado	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	2.4 billion cubic feet per day
Dolphin Pipeline - Qatar and United Arab Emirates	Equity investment in a natural gas pipeline	3.2 billion cubic feet of natural gas per day (a)
Western and Southern United States and Canada	Equity investment in entity involved in pipeline transportation, storage, terminalling and marketing of oil, gas and related petroleum products	18,900 miles of pipeline and gathering systems (b) Storage for 125 million barrels of oil and other petroleum products and 97 billion cubic feet of natural gas (b)
Marketing and Trading
Texas and Singapore	Trades around its assets, including transportation and storage capacity, and purchases, markets and trades oil, NGLs, gas and power	Not applicable
Power Generation
Texas and Louisiana	Occidental-operated power and steam generation facilities	1,200 megawatts per hour and 1.6 million pounds of steam per hour

(a)	Pipeline currently transports 2.3 Bcf per day. Additional gas compression and customer contracts are required to reach capacity.

(b)	Amounts are gross, including interests held by third parties.

CAPITAL EXPENDITURES
For information on capital expenditures, see the information under the heading "Liquidity and Capital Resources” in the MD&A section of this report.

EMPLOYEES
Occidental employed approximately 11,700 people at December 31, 2014, 7,400 of whom were located in the United States. Occidental employed approximately 7,500 people in the oil and gas and midstream and marketing segments and 3,100 people in the chemical segment. An additional 1,100 people were employed in administrative and headquarters functions. Approximately 800 U.S.-based employees and 1,200 foreign-based employees are represented by labor unions.

ENVIRONMENTAL REGULATION
For environmental regulation information, including associated costs, see the information under the heading "Environmental Liabilities and Expenditures" in the MD&A section of this report and "Risk Factors."
AVAILABLE INFORMATION
Occidental makes the following information available free of charge on its website at www.oxy.com:

➢	Forms 10-K, 10-Q, 8-K and amendments to these forms as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC);

➢	Other SEC filings, including Forms 3, 4 and 5; and

➢	Corporate governance information, including its Corporate Governance Policies, board-committee charters and Code of Business Conduct.
Information contained on Occidental's website is not part of this report.

ITEM 1A    RISK FACTORS
Volatile global and local commodity pricing strongly affect Occidental’s results of operations.
Occidental's financial results correlate closely to the prices it obtains for its products, particularly oil and, to a lesser extent, natural gas and NGLs, and its chemical products.
Prices for crude oil, natural gas and NGLs fluctuate widely. Historically, the markets for crude oil, natural gas, NGLs and refined products have been volatile and may continue to be volatile in the future. Prolonged or further declines in crude oil, natural gas and NGLs prices would reduce Occidental's operating results and cash flows, and could impact its future rate of growth and further impact the recoverability of the carrying value of its assets.
Prices are set by global and local market forces which are not in Occidental's control. These factors include, among others:

➢	Worldwide and domestic supplies of, and demand for, crude oil, natural gas, NGLs and refined products.

➢	The cost of exploring for, developing, producing, refining and marketing crude oil, natural gas, NGLs and refined products.

➢
Operational impacts such as production disruptions, technological advances and regional market conditions, including available transportation capacity and infrastructure constraints in producing areas.

➢	Changes in weather patterns and climatic changes.

➢	The impacts of the members of OPEC and other producing nations to agree to and maintain production levels.

➢	The worldwide military and political environment, uncertainty or instability resulting from an escalation or outbreak of armed hostilities or acts of terrorism in the United States, or elsewhere.

➢	The price and availability of alternative and competing fuels.

➢	Domestic and foreign governmental regulations and taxes.

➢	Additional or increased nationalization and expropriation activities by foreign governments.

➢	General economic conditions worldwide.
The long-term effects of these and other conditions on the prices of crude oil, natural gas, NGLs and refined products are uncertain. Generally, Occidental's policy is to remain exposed to market prices of commodities; however, management may elect to hedge the price risk of crude oil, natural gas, NGLs and refined products in the future.
Recent global economic and political conditions have driven oil and gas prices down significantly. These conditions may continue for an extended period. Continued reductions in commodity prices could require us to further reduce capital spending, share repurchases, debt reduction, and impair the carrying value of assets.
The prices obtained for Occidental’s chemical products correlate strongly to the health of the United States and global economies, as well as chemical industry expansion and contraction cycles. Occidental also depends on feedstocks and energy to produce chemicals, which are commodities subject to significant price fluctuations.
Occidental's restructuring activities may affect its stock price.
Occidental has performed a strategic review of its operations, which resulted in the restructuring and the separation or divestiture of various assets. This activity and further implementation of the strategic review may affect the market value of Occidental's common stock. For example, Occidental may take different actions than expected, receive less proceeds or retain more liabilities than anticipated in connection with any divestitures.
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
Occidental has and may continue to experience adverse consequences, such as risk of loss or production limitations, because certain of its international operations are located in countries affected by political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions. Exposure to such risks may increase if a greater percentage of Occidental’s future oil and gas production or revenue comes from international sources.
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

Occidental’s acquisition activities also carry risks that it may: (i) not fully realize anticipated benefits due to less-than-expected reserves or production or changed circumstances, such as the deterioration of natural gas prices in recent years and the recent significant decline in oil prices; (ii) bear unexpected integration costs or experience other integration difficulties; (iii) experience share price declines based on the market’s evaluation of the activity; or (iv) assume liabilities that are greater than anticipated.
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
Occidental could face risks of project execution, increased costs and taxes and lower demand for and restrictions or prohibition on the use of its products as a result of legislation, regulations or policies that seek to control or reduce the production, use or emissions of “greenhouse gases” (GHG), to control or reduce the production or consumption of fossil fuels, or to increase the use of renewable or alternative energy sources. The uncertain outcome and timing of existing and proposed international, national and state GHG measures make it difficult to predict any business impact.
Occidental’s businesses may experience catastrophic events.
The occurrence of events, such as hurricanes, floods, droughts, earthquakes, other acts of nature, well blowouts, fires, explosions, chemical releases, industrial accidents, physical attacks and other events that cause operations to cease or be curtailed, may negatively affect Occidental’s businesses and the communities in which it operates. Third-party insurance may not provide adequate coverage or Occidental may be self-insured with respect to the related losses.
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

Occidental's oil and gas reserve additions may not continue at the same rate and may not be fully comparable to that of other companies.
Management expects improved recovery, extensions and discoveries to continue as main sources for reserve additions but factors, such as geology, government regulations and permits and the effectiveness of development plans, are partially or fully outside management's control and could cause results to differ materially from expectations.
Other risk factors.
Additional discussion of risks and uncertainties related to price and demand, litigation, environmental matters, oil and gas reserves estimation processes, impairments, derivatives, market risks and internal controls appears under the headings: "MD&A — Oil & Gas Segment — Proved Reserves" and "— Industry Outlook," "— Chemical Segment — Industry Outlook," "— Midstream and Marketing Segment — Industry Outlook," "— Lawsuits, Claims and Contingencies," "— Environmental Liabilities and Expenditures," "— Critical Accounting Policies and Estimates," "— Quantitative and Qualitative Disclosures About Market Risk," and "Management's Annual Assessment of and Report on Internal Control Over Financial Reporting."
The risks described in this report are not the only risks facing Occidental and other risks, including risks deemed immaterial, may have material adverse effects.

ITEM 1B	UNRESOLVED STAFF COMMENTS
Occidental has not received any written comments from the SEC staff that were issued 180 days or more preceding December 31, 2014 and that remain unresolved.
ITEM 3    LEGAL PROCEEDINGS
In the fourth quarter of 2014, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration sent a notice to an OPC subsidiary that it is seeking penalties of $165,900 related to a routine, comprehensive inspection of the subsidiary's records, procedures and facilities, covering a multi-year period. The subsidiary is contesting these penalties.
In the third quarter of 2014, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration sent a notice to an OPC subsidiary that it is seeking penalties of $165,600 related to a crude oil pipeline incident in Scurry County, Texas.  The subsidiary is contesting these proposed penalties.  In the second quarter of 2014, the U.S. Environmental Protection Agency and the Pennsylvania Department of Environmental Protection notified an OPC subsidiary that they are seeking penalties regarding the leak detection and repair program to control air emissions at a facility in Petrolia, Pennsylvania. The subsidiary is cooperating with the agencies to resolve the foregoing claim.
For information regarding other legal proceedings, see the information under the caption "Lawsuits, Claims and Contingencies" in the MD&A section of this report and in Note 9 to the Consolidated Financial Statements.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS

The current term of office of each executive officer of Occidental will expire at the May 1, 2015, organizational meeting of the Board of Directors or when a successor is selected. The following table sets forth the executive officers of Occidental:

Name Current Title	Age at February 23, 2015	Positions with Occidental and Subsidiaries and Employment History

Stephen I. Chazen Chief Executive Officer and President	68	Chief Executive Officer since 2011 and President since 2007; Chief Operating Officer, 2010-2011; Chief Financial Officer, 1999-2010; Director since 2010.

Willie C.W. Chiang Executive Vice President	54
Executive Vice President, Operations since 2012; Conoco Phillips: Senior Vice President, Refining, Marketing, Transportation and Commercial, 2011-2012; Senior Vice President, Refining, Marketing, Transportation, 2008-2011.

Vicki A. Hollub Executive Vice President	55
Executive Vice President since 2015, Vice President, 2013-2015; Occidental Oil & Gas Corporation: Oxy Oil & Gas: President - Americas since 2014, Executive Vice President - U.S. Operations, 2013-2014, Executive Vice President - California Operations, 2012-2013; Oxy Permian: President & General Manager, 2011-2012, Operations Manager, 2009-2011.

Edward A. “Sandy” Lowe Executive Vice President	63	Executive Vice President since 2015, Vice President, 2008-2015; Occidental Oil & Gas Corporation: Oxy Oil and Gas International: President since 2009, Executive Vice President, 2008-2009.

Marcia E. Backus Senior Vice President	60
Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since 2015, Vice President, General Counsel and Corporate Secretary 2014, Vice President and General Counsel 2013; Vinson & Elkins: Partner, 1990-2013.

Christopher G. Stavros Senior Vice President	51
Senior Vice President & Chief Financial Officer since 2015, Executive Vice President and Chief Financial Officer 2014, Vice President, Investor Relations & Treasurer, 2012-2014, Vice President, Investor Relations, 2006-2012.

Cynthia L. Walker Senior Vice President	38
Senior Vice President, Strategy & Development since 2015, Executive Vice President, Strategy & Development 2014, Executive Vice President & Chief Financial Officer, 2012-2014; Goldman, Sachs & Co.: Managing Director, 2010-2012, Vice President, 2005-2010.

Jennifer M. Kirk Vice President	40	Vice President, Controller and Principal Accounting Officer since July 2014; Occidental Oil & Gas Corporation: Controller, 2008-2014.

Part II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING PRICE RANGE AND DIVIDENDS
This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data (Unaudited)" after the Notes to the Consolidated Financial Statements, and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report. Occidental’s common stock was held by approximately 28,000 stockholders of record at January 31, 2015, and by approximately 700,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded on the New York Stock Exchange. The quarterly financial data set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
The quarterly dividends declared on the common stock were $0.72 for each quarter of 2014 ($2.88 for the year). On February 11, 2015, a quarterly dividend of $0.72 per share was declared on the common stock, payable on April 15, 2015 to stockholders of record on March 10, 2015. The current annual dividend rate of $2.88 per share has increased by 476 percent since 2002. The declaration of future dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

SHARE REPURCHASE ACTIVITIES
Occidental’s share repurchase activities for the year ended December 31, 2014, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter 2014	10,525,000		$93.52	10,525,000
Second Quarter 2014	6,036,044	(a)	$99.67	5,915,000
Third Quarter 2014	4,666,976	(a)	$99.72	4,555,000
October 1-31, 2014	100,000		$94.46	100,000
November 1-30, 2014	—		$—	—
December 1-31, 2014	4,695,000		$79.23	4,695,000
Fourth Quarter 2014	4,795,000		$79.55	4,795,000
Total 2014	26,023,020		$93.49	25,790,000	71,176,168	(b)

(a)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

(b)
Represents the total number of shares remaining at year end under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

PERFORMANCE GRAPH
The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor's 500 Stock Index (S&P 500) and with that of Occidental’s peer group over the five-year period ended on December 31, 2014. The graph assumes that $100 was invested at the beginning of the five-year period shown in the graph below in: (i) Occidental common stock, (ii) the stock of the companies in the S&P 500, and (iii) each of the peer group companies' common stock weighted by their relative market values within the peer group, and that all dividends were reinvested.
Occidental's peer group consists of Anadarko Petroleum Corporation, Apache Corporation, Canadian Natural Resources Limited, Chevron Corporation, ConocoPhillips, Devon Energy Corporation, EOG Resources Inc., ExxonMobil Corporation, Hess Corporation, Marathon Oil Corporation, Total S.A. and Occidental.

12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
$100	$123	$120	$100	$128	$117

100	113	123	126	154	144

100	115	117	136	180	205

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
_______________________

(1)	The cumulative total return of the peer group companies' common stock includes the cumulative total return of Occidental's common stock.

ITEM 6	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per-share amounts)

As of and for the years ended December 31,	2014	2013		2012		2011	2010
RESULTS OF OPERATIONS (a)
Net sales	$19,312	$20,170		$20,100		$20,001	$16,129
Income (loss) from continuing operations	$(130)	$4,932		$3,829		$5,527	$3,851
Net income attributable to common stock	$616	$5,903		$4,598		$6,771	$4,530
Basic earnings per common share from continuing operations	$(0.18)	$6.12		$4.72		$6.79	$4.65
Basic earnings per common share	$0.79	$7.33		$5.67		$8.32	$5.57
Diluted earnings per common share	$0.79	$7.32		$5.67		$8.32	$5.56

FINANCIAL POSITION (a)
Total assets	$56,259	$69,443		$64,210		$60,044	$52,432
Long-term debt, net	$6,838	$6,939		$7,023		$5,871	$5,111
Stockholders’ equity	$34,959	$43,372		$40,048		$37,620	$32,484

MARKET CAPITALIZATION (b)	$62,119	$75,699		$61,710		$75,992	$79,735

CASH FLOW FROM CONTINUING OPERATIONS
Operating:
Cash flow from operations	$8,871	$10,229		$9,050		$9,740	$7,498
Investing:
Capital expenditures	$(8,930)	$(7,357)		$(7,874)		$(5,354)	$(2,884)
Cash provided (used) by all other investing activities, net	$2,686	$1,040		$(1,989)		$(3,530)	$(4,476)
Financing:
Cash dividends paid	$(2,210)	$(1,553)	(c)	$(2,128)	(c)	$(1,436)	$(1,159)
Purchases of treasury stock	$(2,500)	$(943)		$(583)		$(274)	$(67)
Cash provided (used) by all other financing activities, net	$2,384	$(437)		$1,865		$535	$2,309

DIVIDENDS PER COMMON SHARE	$2.88	$2.56		$2.16		$1.84	$1.47

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING (millions)	781	804		809		812	812
Note:  Argentine operations were sold in February 2011 and are presented as discontinued operations. The statements of income and cash flows related to California Resources have been treated as discontinued operations for all years presented. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014.

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

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
In this report, "Occidental" means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental's principal businesses consist of three segments. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGLs) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream, marketing and other segment (midstream and marketing) gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity, and trades oil, NGLs, gas and power. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

STRATEGY
General
Through its operations, Occidental aims to maximize total returns to stockholders using the following strategies:

➢	Increase oil and gas segment production through development programs focused on large, long-lived conventional and unconventional oil and gas assets with long-term growth potential, and acquisitions;

➢	Focus on lowering finding and developing, production and maintenance costs;

➢	Allocate and deploy capital with a focus on achieving returns well in excess of its cost of capital;

➢	Maintain financial discipline and a strong balance sheet; and

➢	Provide consistent dividend growth.
In conducting its business, Occidental accepts commodity, engineering and limited exploration risks. Capital is employed to operate all assets in a safe and environmentally sound manner. Occidental seeks to limit its financial and political risks.
The fourth quarter of 2014 saw a sharp decline in oil and NGLs prices. Price volatility is inherent in the oil and gas business, and in order to manage this risk, Occidental maintains a low debt to capitalization ratio and retains sufficient cash on hand. Occidental will focus on lowering its costs which over time management believes will correlate to increasing and decreasing oil prices.
With respect to the strategic initiatives announced last year, Occidental has:

➢	Completed the separation of its California assets, leading to the creation of California Resources Corporation (California Resources), an independent, publicly traded company;

➢	Sold its interests in the Hugoton Field, resulting in proceeds of $1.3 billion;

➢	Sold a portion of its interest in Plains GP Holdings (Plains Pipeline) for proceeds of $1.7 billion while continuing to hold an approximate 13 percent interest; and

➢	Sold its interest in the BridgeTex pipeline, resulting in proceeds of $1.1 billion while maintaining access to United States gulf markets through this pipeline.
As a result of these strategic initiatives, Occidental ended the year with $7.8 billion in total cash, cash equivalents and restricted cash, which exceeds its long-term debt of $6.8 billion.
The following describes the application of Occidental’s overall strategy to each of its operating segments:

Oil and Gas
The oil and gas business implements Occidental's strategy primarily by:

➢	Operating and developing areas where reserves are known to exist and to increase production from core areas, primarily in the Permian Basin and parts of the Middle East;

➢	Using enhanced oil recovery techniques, such as CO2, water and steam floods, in mature fields;

➢	Focusing a sizable portion of Occidental's drilling activities on unconventional opportunities, primarily in the Permian Basin; and

➢
Maintaining a disciplined approach towards domestic acquisitions and divestitures and the execution of international contracts, with an emphasis on creating value and further enhancing Occidental's existing positions.

Over the past several years, Occidental built a large portfolio of growth-oriented assets in the United States. In 2014, Occidental spent a much larger portion of its investment capital on the development of this portfolio. Acquisitions in 2014 were approximately $1.6 billion, and comprised mainly of Permian Basin properties. This acquisition activity reflects Occidental's strategy to capitalize on the opportunities presented by its existing portfolio of assets and strong balance sheet.
Management believes Occidental's oil and gas segment growth will occur primarily through exploitation and development opportunities in the Permian Basin and focused international projects in the Middle East.

Chemical
The primary objective of OxyChem is to generate cash flow in excess of its normal capital expenditure requirements and achieve above-cost-of-capital returns. The chemical segment's strategy is to be a low-cost producer in order to maximize its cash flow generation. OxyChem concentrates on the chlorovinyls chain beginning with chlorine, which is co-produced with caustic soda, and markets both to third parties. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into PVC. OxyChem's focus on chlorovinyls allows it to maximize the benefits of integration and take advantage of economies of scale. Capital is employed to sustain production capacity and to focus on projects and developments designed to improve the competitiveness of segment assets. Acquisitions and plant development opportunities may be pursued when they are expected to enhance the existing core chlor-alkali and PVC businesses or take advantage of other specific opportunities. In early 2014, OxyChem completed construction and began operating a 182,500 ton-per-year membrane chlor-alkali plant in Tennessee and, through a 50/50 joint venture with Mexichem S.A.B. de C.V., broke ground on a 1.2 billion pound-per-year ethylene cracker at the OxyChem Ingleside facility. The joint venture provides an opportunity to capitalize on the advantage that U.S. shale gas development has presented to U.S. chemical producers by providing low-cost ethane as a raw material and is expected to begin operating in 2017. In the third quarter, OxyChem completed construction and began operating a 162,000 tons per year hydrochloric acid synthesis unit at its existing Niagara Falls, N.Y. facility.

Midstream and Marketing
The midstream and marketing segment strives to maximize realized value by optimizing use of its assets, including its transportation and storage capacity, and by providing access to multiple markets. In order to generate returns, the segment evaluates opportunities across the value chain and uses its assets to provide services to other Occidental segments as well as third parties. The segment invests in and operates gas plants, co-generation facilities, pipeline systems and storage facilities. The segment also seeks to minimize the costs of gas, power and other commodities used in Occidental's businesses, while limiting credit risk exposure. Capital is employed to sustain or, where appropriate, increase operational and transportation capacity and to improve the competitiveness of Occidental's assets. During 2014, Occidental sold its interest in BridgeTex Pipeline while retaining access to United States gulf markets through the pipeline, resulting in a $633 million pre-tax gain. The BridgeTex Pipeline transports crude oil between the Permian region and the United States gulf coast refinery markets and began service in the second half of 2014. Simultaneously with the sale of Occidental's interest in the BridgeTex Pipeline, Occidental completed the sale of a portion of its investment in Plains Pipeline, resulting in a $1.4 billion pre-tax gain.

Key Performance Indicators
General
Occidental seeks to meet its strategic goals by continually measuring its success in its key performance metrics that drive total stockholder return. In addition to production growth and capital allocation and deployment discussed above, Occidental believes the following are its most significant metrics:

➢	Total Shareholder Return;

➢	Return on equity (ROE) and return on capital employed (ROCE);

➢	Dividend growth;

➢	Segment specific measures such as per-unit profit, production cost, cash flow, finding and development costs and reserves replacement percentages; and

➢	Health, environmental, safety and process metrics.

Debt Structure
In 2014, Occidental decreased its debt balance by $101 million. The debt-to-capitalization (debt and equity) ratio was 16 percent and 14 percent as of December 31, 2014 and 2013, respectively.

OIL AND GAS SEGMENT
Oil and gas information related to California Resources have been treated as discontinued operations for all periods presented.

Business Environment
Oil and gas prices are the major variables that drive the industry’s short- and intermediate-term financial performance. The following table presents the average daily West Texas Intermediate (WTI), Brent and New York Mercantile Exchange (NYMEX) prices for 2014 and 2013:

	2014	2013
WTI oil ($/barrel)	$93.00	$97.97
Brent oil ($/barrel)	$99.51	$108.76
NYMEX gas ($/Mcf)	$4.34	$3.66

The following table presents Occidental's average realized prices as a percentage of WTI, Brent and NYMEX for 2014 and 2013:

	2014	2013
Worldwide oil as a percentage of average WTI	97%	101%
Worldwide oil as a percentage of average Brent	91%	91%
Worldwide NGLs as a percentage of average WTI	40%	39%
Domestic natural gas as a percentage of NYMEX	91%	88%

Average worldwide realized oil prices fell $8.68, or 9 percent, in 2014 compared to 2013. Approximately half of Occidental’s oil production tracks world oil prices, such as Brent, and half tracks WTI. The average realized domestic natural gas price in 2014 increased 23 percent from 2013. The WTI and Brent oil price indexes declined significantly in the fourth quarter of 2014, settling at $53.27 per barrel and $57.33 per barrel, respectively, as of December 31, 2014. The WTI and Brent oil price indexes settled at $98.42 per barrel and $110.80 per barrel, respectively, as of December 31, 2013.
Prices and differentials can vary significantly, even on a short-term basis, making it impossible to predict realized prices with a reliable degree of certainty.

Operations
Domestic Interests
Occidental conducts its domestic operations through land leases, subsurface mineral rights it owns or a combination of both surface land and subsurface mineral rights it owns. Occidental's domestic oil and gas leases have a primary term ranging from one to ten years, which is extended through the end of production once it commences. Of the total 4.5 million net acres in which Occidental has interests, approximately 87 percent is leased, 12 percent is owned subsurface mineral rights and 1 percent is owned land with mineral rights.

Production-Sharing Contracts (PSC)
Occidental has interests that are operated under PSCs or similar contracts in Bahrain, Iraq, Libya, Oman, Qatar and Yemen. Under such contracts, Occidental records a share of production and reserves to recover certain production costs and an additional share for profit. In addition, certain contracts in Colombia are subject to contractual arrangements similar to a PSC. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher.

Business Review
The following chart shows Occidental’s total volumes for the last five years:

Worldwide Production Volumes
(thousands BOE/day)

597
609
618
595
572
279
289
301
305
327
318
320
317
290
245
2014
2013
2012
2011
2010
US
International

Notes:

•
Excludes volumes from the Argentine operations sold in 2011 and California Resources which was separated on November 30, 2014 into a separate publicly traded company. Both operations have been reflected as discontinued operations for all applicable periods.

•	Includes Hugoton (sold in April 2014) average daily production volumes of 6MBOE, 18MBOE, 19MBOE, 20MBOE and 22MBOE for 2014, 2013, 2012, 2011 and 2010, respectively.

•	Includes average daily production of 5MBOE for 2010 related to a noncontrolling interest in a Colombian subsidiary.

United States Assets
United States

1.	Permian Basin

2.	Midcontinent and Other interests

Permian Basin
Occidental's Permian Basin production is diversified across a large number of producing areas. The basin extends throughout southwest Texas and southeast New Mexico and is one of the largest and most active oil basins in the United States, accounting for approximately 16 percent of the total United States oil production. Occidental is the largest operator and the largest producer of oil in the Permian Basin with an approximate 13 percent net share of the total oil production in the basin. Occidental also produces and processes natural gas and NGLs in the basin.
Occidental manages its Permian Basin operations through two business units: Permian Resources, which includes growth-oriented unconventional opportunities and Permian EOR (enhanced oil recovery), which utilizes enhanced oil recovery techniques such as; CO2 floods and waterfloods. During 2014, capital efficiency efforts reduced drilling costs per well by 8 percent for the Permian Basin operations. In addition, management began transitioning to a horizontal drilling program to take advantage of shale and other unconventional opportunities. In the Permian Basin, Occidental spent over $2.6 billion of capital in 2014 with 73 percent spent on Permian Resources assets. In 2015, Permian Basin capital spending is expected to be approximately $2.2 billion. Approximately 78 percent of the total capital to be spent in the Permian Basin is planned for Permian Resources assets to focus on growing oil production.
Occidental's Permian Resources operations are among its fastest-growing assets and held approximately 2.5 million net acres at the end of 2014, including acreage with prospective resource potential. The development program, largely began in 2010, continued to increase in 2014, accounting for 280 wells drilled. In 2014, Permian Resources drilled 167 horizontal wells and expects to drill the same number of horizontal wells in 2015. Permian Resources has a sizeable inventory of wells to develop with economic returns in a low price environment. Continued completion optimization, the application of enhanced manufacturing principles, combined with expected commercial savings is expected to increase the well inventory even further. Production from this business unit comes from approximately 13,000 gross wells, of which 61 percent are operated by other producers. On a net basis, this represents approximately 5,500 wells, of which only 22 percent are operated by others.
Permian EOR operates a combination of CO2 floods and waterfloods which have similar development characteristics and ongoing monitoring and maintenance requirements. Due to a unique combination of characteristics, the Permian Basin has been a leader in the implementation of CO2 enhanced oil recovery projects. The Permian Basin’s concentration of large conventional reservoirs, favorable CO2 flooding performance and the proximity to naturally occurring CO2 supply has resulted in decades of steady growth in enhanced oil production. With over 30 active floods and 40 years of experience, Permian EOR is the industry leader in Permian Basin CO2 flooding.
Numerous projects have demonstrated that CO2 injection can increase the recovery from Permian Basin reservoirs by more than 25 percent. Significant opportunity remains to expand Occidental's existing projects into new portions of reservoirs. Occidental operates reservoirs that thus far have only been water flooded, leaving opportunity for significant additional recovery with new CO2 injection. Hence, even small improvements in recovery efficiency can add significant reserves. Technology improvements, such as the recent trend towards vertical expansion of the CO2 flooded interval into residual oil zone targets continue to yield more recovery from existing projects. Over the last few years, Occidental has had an ongoing program of deepening wells, with 109 wells deepened in 2014 and 81 wells planned in 2015. Occidental utilizes work-over rigs to drill the extra depth into additional CO2 floodable sections of the reservoir. These are low cost projects which can add reserves even in a low price environment. Permian EOR has a large inventory of future CO2 projects which could be developed over the next 20 years or accelerated, depending on market conditions.
The current strategy for Permian EOR is to invest sufficient capital to maintain current production thereby providing cash flow after capital to support growth in Permian Resources. By exploiting natural synergies between Permian EOR and Permian Resources, Occidental is able to deliver unique advantages, efficiencies and expertise across its Permian Basin operations. Occidental's share of production in the Permian Basin was approximately 222,000 BOE per day in 2014 with 75,000 BOE per day coming from Permian Resources and 147,000 BOE per day from Permian EOR.

Midcontinent and Other
In April 2014, Occidental sold its Hugoton Field operations in Kansas, Oklahoma, and Colorado for $1.3 billion and recorded a pre-tax gain on the sale of $531 million.
The remaining Midcontinent and Other properties include interests in the Williston Basin, the Piceance Basin, the Eagle Ford Shale and other areas in South Texas. These properties are located in North Dakota, Colorado, and Texas. Occidental holds approximately 303,000 net acres of oil-producing and unconventional properties in the Williston Basin's Bakken, Three Forks and Pronghorn formations, as well as approximately 187,000 net acres in the Piceance area and 174,000 net acres in South Texas, including 4,000 net acres in the Eagle Ford Shale.
In Midcontinent and Other, excluding Hugoton Field operations, Occidental drilled approximately 99 wells and produced approximately 90,000 BOE per day in 2014.

Other Developments
During the fourth quarter of 2014, commodity prices declined significantly causing Occidental to assess the carrying value of its domestic producing assets and assess development plans for its non-producing assets. In the fourth quarter of 2014, Occidental recorded pre-tax impairment charges of $2.7 billion in the Williston Basin, $904 million related to its gas and NGLs assets and $589 million for other domestic acreage. In the second quarter of 2014, Occidental also recorded a pre-tax impairment charge of $471 million for certain non-producing domestic acreage that management decided not to pursue. Any further sustained declines in commodity prices may result in additional impairments in the future.

Middle East/North Africa Assets
Middle East/North Africa

1.	Bahrain

2.	Iraq

3.	Libya

4.	Oman

5.	Qatar

6.	United Arab Emirates

7.	Yemen

Bahrain
In 2009, Occidental and other consortium members began operating the Bahrain Field under a 20-year development and production sharing agreement (DPSA). Occidental has a 48-percent working interest in the joint venture. Since handover of operations, the consortium has increased gross gas production capacity 50 percent from an initial level of 1.5 billion cubic feet per day to over 2.3 billion cubic feet per day and increased gross oil production from 26,000 barrels per day to more than 44,000 barrels per day. Occidental's share of production from Bahrain during 2014 was approximately 236 million cubic feet (MMcf) of gas per day and 4,000 barrels of oil per day.

Occidental has been pursuing opportunities to adjust terms of the DPSA to more accurately reflect current operating and economic challenges under the contract. However, Occidental has not yet been successful in obtaining these concessions. Due to deteriorating market conditions, Occidental has recorded a pre-tax impairment charge of $801 million for its investments in Bahrain.

Iraq
In 2010, Occidental and other consortium members signed a 20-year contract with the South Oil Company of Iraq to develop the Zubair Field. In 2013, the terms were improved reflecting a reduction in the targeted production level to 850,000 BOE per day and a five-year extension to 2035. Occidental's interest in this contract entitles Occidental to receive oil for cost recovery and a remuneration fee. Delays in implementation of development plans have limited the amount of production from Iraq. Occidental does not know when development activities will reach desired levels. Occidental's share of production from Iraq was approximately 13,000 BOE per day in 2014.

Libya
Occidental participates with the Libyan National Oil Company in the Sirte Basin producing operations. These agreements continue through 2032. In 2014, Occidental suspended exploration activities due to civil unrest in the country. Production disruptions continued throughout 2014 due to oil field and export terminal strikes and closures. Occidental does not know when operations will return to normal levels. The 2014 production volumes were insignificant.

Oman
In Oman, Occidental is the operator of Block 9 and Block 27, with a 65-percent working interest in each block; Block 53, with a 45-percent working interest; and Block 62, with a 48-percent working interest.
The term for Block 9 continues through December 2015, with a 10-year extension right for certain areas, subject to government approval. The term for Block 27 expires in 2035.
A 30-year PSC for the Mukhaizna Field (Block 53) was signed with the Government of Oman in 2005, pursuant to which Occidental assumed operation of the field. By the end of 2014, Occidental had drilled more than 2,400 new wells and continued implementation of a major steamflood project. In 2014, the average gross daily production was 122,000 BOE per day, which was over 15 times higher than the production rate in September 2005 when Occidental assumed operations.
In 2008, Occidental was awarded a 20-year contract for Block 62, subject to declaration of commerciality, where it is pursuing development and exploration opportunities targeting gas and condensate resources. In 2014, Occidental signed a five year extension for the initial phase for the discovered non associated gas area (natural gas not in contact with crude oil in a reservoir) for Block 62.
Occidental's share of production from Oman was approximately 76,000 BOE per day in 2014.

Qatar
In Qatar, Occidental is the operator at Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome (ISSD), with a 100-percent working interest in each, and Al Rayyan (Block 12), with a 92.5-percent working interest. The terms for ISND, ISSD and Block 12 expire in 2019, 2022 and 2017, respectively.
In 2014, Occidental continued to develop the ISND field to improve ultimate recovery in all existing contract reservoirs.
Occidental's Dolphin investment comprises two separate economic interests through which Occidental owns: (i) a 24.5-percent undivided interest in the upstream operations under a DPSA with the Government of Qatar to develop and produce natural gas and NGLs in Qatar’s North Field through mid-2032, with a provision to request a five-year extension; and (ii) a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy), which operates a pipeline and is discussed further in "Midstream and Marketing Segment - Pipeline Transportation."
Occidental's share of production from Qatar was approximately 107,000 BOE per day in 2014.

United Arab Emirates
In 2011, Occidental acquired a 40-percent participating interest in the Al Hosn gas project, joining with the Abu Dhabi National Oil Company (ADNOC) in a 30-year joint venture agreement. Once fully operational, the project is anticipated to produce over 450 MMcf per day of natural gas and 75,000 barrels per day of NGLs and condensate, of which Occidental’s net share would be over 180 MMcf per day and 30,000 barrels per day, respectively. Initial start up of production from this project commenced in January 2015 and is proceeding as planned.
Additionally, the Al Hosn gas project includes gas processing facilities which are discussed further in "Midstream and Marketing Segment - Gas Processing Plants and CO2 Fields and Facilities".
Occidental conducts a majority of its Middle East business development activities through its office in Abu Dhabi, which also provides various support functions for Occidental’s Middle East/North Africa oil and gas operations.

Yemen
In Yemen, Occidental owns interests in Block 10 East Shabwa Field, which extends through December 2015 with a 40.4-percent interest that includes an 11.8-percent interest held in an unconsolidated entity, and Block S-1 An Nagyah Field, which is an Occidental-operated block with a 75-percent working interest that extends into 2023.
Given the political instability and civil unrest in Yemen, production levels may be unpredictable for the remainder of the Block 10 contract term and it is unlikely the contract will be extended. Occidental's share of production from the Yemen properties was approximately 10,000 BOE per day in 2014.

Latin America Assets

Latin America 1. Bolivia 2. Colombia

Bolivia
Occidental holds working interests in the Tarija, Chuquisaca and Santa Cruz regions of Bolivia, which produce gas. Occidental's share of production from Bolivia was 2,000 BOE per day in 2014.

Colombia
Occidental has a working interest in the La Cira-Infantas area and has operations within the Llanos Norte Basin. Occidental's interests range from 39 to 61 percent and certain interests expire between 2023 and 2030, while others extend through the economic limit of the areas. Occidental's share of production was approximately 27,000 BOE per day in 2014.

Proved Reserves
Proved oil, NGLs and gas reserves were estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices were defined by contractual arrangements. Oil, NGLs and gas prices used for this purpose were based on posted benchmark prices and adjusted for price differentials including gravity, quality and transportation costs. For the 2014, 2013 and 2012 disclosures, the calculated average West Texas Intermediate oil prices were $94.99, $96.94 and $94.71 per barrel, respectively. The calculated average Brent oil prices for 2014, 2013 and 2012 disclosures were $99.51, 108.76, and $111.70 per barrel, respectively. The calculated average Henry Hub gas prices for 2014, 2013 and 2012 were $4.42, $3.65 and $2.79 per MMBtu, respectively.
Occidental had proved reserves at year-end 2014 of 2,819 million BOE, compared to the year-end 2013 amount of 2,738 million BOE. Proved reserves at year-end 2014 and 2013 consisted of, respectively, 63 percent and 59 percent oil, 13 percent and 12 percent NGLs and 24 percent and 29 percent natural gas. Proved developed reserves represented approximately 71 percent and 70 percent, respectively, of Occidental’s total proved reserves at year-end 2014 and 2013.

Occidental does not have any reserves from non-traditional sources. For further information regarding Occidental's proved reserves, see "Supplemental Oil and Gas Information" following the "Financial Statements."

Proved Reserve Additions
Occidental's total proved reserve additions from all sources were 380 million BOE in 2014, and included 337 million BOE from Occidental's development program net of revisions of prior estimates, and 43 million BOE from purchases.
The total additions were as follows:

(in millions of BOE)
Improved recovery	354
Extensions and discoveries	41
Purchases	43
Revisions of previous estimates	(58)
Total additions	380

Occidental's ability to add reserves, other than through purchases, depends on the success of improved recovery, extension and discovery projects, each of which depends on reservoir characteristics, technology improvements and oil and natural gas prices, as well as capital and operating costs. Many of these factors are outside management’s control, and will affect whether these historical sources of proved reserve additions continue at similar levels. Occidental's 2014 development program provided approximately 265 million BOE of reserve additions domestically.

Improved Recovery
In 2014, Occidental added proved reserves of 354 million BOE from improved recovery through its EOR and infill drilling activities. Generally, the improved recovery additions in 2014 were mostly associated with the continued development of properties in the Permian Basin. These properties comprise both conventional projects, which are characterized by the deployment of EOR development methods, largely employing application of CO2 flood, waterflood or steam flood, and unconventional projects. These types of conventional EOR development methods can be applied through existing wells, though additional drilling is frequently required to fully optimize the development configuration. Waterflooding is the technique of injecting water into the formation to displace the oil to the offsetting oil production wells. The use of either CO2 or steam flooding depends on the geology of the formation, the evaluation of engineering data, availability and cost of either CO2 or steam and other economic factors. Both techniques work similarly to lower viscosity causing the oil to move more easily to the producing wells. Many of Occidental's projects, including unconventional projects, rely on improving permeability to increase flow in the wells. In addition, some improved recovery comes from drilling infill wells that allow recovery of reserves that would not be recoverable from existing wells.

Extensions and Discoveries
Occidental also added proved reserves from extensions and discoveries, which are dependent on successful exploration and exploitation programs. In 2014, extensions and discoveries added 41 million BOE related primarily to the recognition of proved undeveloped reserves from the Permian Basin and Oman.

Purchases of Proved Reserves
Occidental continues to add reserves through acquisitions when properties are available at prices it deems reasonable. As market conditions change, the available supply of properties may increase or decrease accordingly. In 2014, Occidental added 43 million BOE through purchases of proved reserves largely consisting of domestic acquisitions mainly in the Permian Basin.

Revisions of Previous Estimates
Revisions can include upward or downward changes to previous proved reserve estimates for existing fields due to the evaluation or interpretation of geologic, production decline or operating performance data. In addition, product price changes affect proved reserves recorded by Occidental. For example, higher prices may increase the economically recoverable reserves, particularly for domestic properties, because the extra margin extends the expected life of the operations. Offsetting this effect, higher prices decrease Occidental's share of proved reserves under PSCs because less oil is required to recover costs. Conversely, when prices drop, Occidental's share of proved reserves increases for PSCs and economically recoverable reserves may drop for other operations. In 2014, revisions of previous estimates provided a decrease of 58 million BOE to proved reserves. Occidental had positive technical revisions of 7 million BOE which exclude the impact of negative revisions in Bahrain of 54 million BOE and price revisions of 11 million BOE.
Reserve estimation rules require that estimated ultimate recoveries be much more likely to increase or remain constant than to decrease as changes are made due to increased availability of technical data.

Proved Undeveloped Reserves
In 2014, Occidental had proved undeveloped reserve additions of 328 million BOE from improved recovery, extensions and discoveries and purchases. Of the total additions, 284 million BOE represented additions from improved recovery, primarily in the Permian Basin. Occidental added 15 million BOE through domestic acquisitions, mainly in the Permian Basin. Additionally, the proved undeveloped reserves increased 29 million BOE due to extensions and discoveries mainly in Oman and the Permian Basin. These proved undeveloped reserve additions were offset by transfers of 315 million BOE to the proved developed category as a result of the 2014 development programs including 214 million BOE from Al Hosn gas project reserves. Occidental incurred approximately $1.7 billion in 2014 to convert proved undeveloped reserves to proved developed reserves. Al Hosn, Permian Basin, Oman, Williston Basin and South Texas accounted for approximately 93 percent of the reserve transfers from proved undeveloped to proved developed in 2014. A substantial portion of the proved undeveloped reserves as of December 31, 2014 was the result of the development program in the Permian Basin, which represents 55 percent of total year-end proved undeveloped reserves.
Recent global economic conditions have driven oil and gas prices down significantly. These conditions may continue for an extended period. Prolonged or further declines in commodity prices could require Occidental to further reduce capital spending, potentially impacting either the quantity or the development timing of proved undeveloped reserves.

Reserves Evaluation and Review Process
Occidental's estimates of proved reserves and associated future net cash flows as of December 31, 2014, were made by Occidental’s technical personnel and are the responsibility of management. The estimation of proved reserves is based on the requirement of reasonable certainty of economic producibility and funding commitments by Occidental to develop the reserves. This process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of the proved reserves estimation process, all reserve volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices (the unweighted arithmetic average of the first-day-of-the-month price for each month within the year) and realized prices and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analysis, type-curve analysis, material balance calculations that take into account the volumes of substances replacing the volumes produced and associated reservoir pressure changes, seismic analysis and computer simulation of the reservoir performance. These field-tested technologies have demonstrated reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Operating and capital costs are forecast using the current cost environment applied to expectations of future operating and development activities.
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
In 2014, Ryder Scott conducted a process review of the methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2014, in accordance with the SEC regulatory standards. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s 2014 year-end total proved reserves portfolio. In 2014, Ryder Scott reviewed approximately 24 percent of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 72 percent of Occidental’s existing proved oil and gas reserves. Management retains Ryder Scott to provide objective third-party input on its methods and procedures and to gather industry information applicable to Occidental’s reserve estimation and reporting process. Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental. Occidental has filed Ryder Scott's independent report as an exhibit to this Form 10-K.
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

Industry Outlook
The petroleum industry is highly competitive and subject to significant volatility due to various market conditions. The WTI and Brent oil price indexes declined significantly in the fourth quarter of 2014, settling at $53.27 per barrel and $57.33 per barrel from $98.42 per barrel and $110.80 per barrel, respectively, as of December 31, 2014 and 2013.
Oil prices will continue to be affected by: (i) global supply and demand, which are generally a function of global economic conditions, inventory levels, production disruptions, technological advances, regional market conditions and the actions of OPEC, other significant producers and governments; (ii) transportation capacity, infrastructure constraints, and cost in producing areas; (iii) currency exchange rates; and (iv) the effect of changes in these variables on market perceptions.
NGLs prices are related to the supply and demand for the components of products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products for which they are used as feedstock. In addition, infrastructure constraints magnify the pricing volatility from region to region.
Domestic natural gas prices and local differentials are strongly affected by local supply and demand fundamentals, as well as government regulations and availability of transportation capacity from producing areas.
These and other factors make it impossible to predict the future direction of oil, NGLs and domestic gas prices reliably. International gas prices are generally fixed under long-term contracts. Occidental continues to respond to economic conditions by adjusting capital expenditures in line with current economic conditions with the goal of keeping returns well above its cost of capital.

CHEMICAL SEGMENT
Business Environment
The modest pace of United States economic growth resulted in slightly higher demand for domestically produced energy and feedstocks. Chlorovinyl margins were challenged throughout the year as unprecedented unplanned and planned ethylene cracker outages significantly affected the supply of ethylene resulting in historically high ethylene prices. Chemical segment earnings, excluding asset impairments in 2014 and the gain on sale of the investment in Carbocloro in 2013, decreased in 2014, primarily due to higher energy and ethylene costs and lower chlor-alkali pricing driven by continued unfavorable supply and demand fundamentals.

Business Review
Basic Chemicals
During 2014, the United States economy continued its slow recovery with full-year growth expected to show only a slight improvement from the prior year. The improvement to the economy contributed to moderate improvements in domestic chemical demand. Despite the commissioning of three chlor-alkali plants in the U.S., including OxyChem’s 182,500 ton-per-year membrane plant in Tennessee, industry chlorine operating rates remained relatively flat with 2013 at approximately 84 percent, which resulted in chlorine prices ending approximately 6 percent below where they began. Exports of downstream chlorine derivatives into the vinyls chain were competitive for the first half of 2014 but were negatively impacted by a significant increase in ethylene prices as third quarter supply was restricted by historically high ethylene cracker plant outages. Liquid caustic soda prices experienced downward price pressure during the first quarter as the industry absorbed the additional chlor-alkali capacity that came on-line. Export demand and pricing remains under pressure due to global over capacity and lower growth in major consuming regions such as Latin American and Asia. Businesses such as calcium chloride, potassium hydroxide and muriatic acid improved compared to 2013 as domestic demand improved and margins remained stable throughout the year.

Vinyls
Domestic PVC demand in 2014 grew by approximately 3 percent compared to 2013 as the housing and commercial construction markets continued their recovery. Despite the improvement in the domestic market, the industry operating rate decreased by slightly more than 2 percent due to a combination of industry outages early in 2014 and export demand declining by approximately 10 percent compared to the prior year. Industry margins improved in 2014 due to first quarter PVC price increases, which were partially offset by higher ethylene prices. During the first half of 2014, North America ethane-based ethylene production continued to be price advantaged over Europe and Asia, but is reaching parity with the rest of the world as the price of oil declines. Despite the year-over-year reduction in North American exports of PVC, export volumes represented nearly 30 percent of total PVC sales of North American producers. Construction commenced on the Ingleside, Texas, ethylene cracker during the first half of 2014 and commercial operations are expected to begin in early 2017.

Industry Outlook
Industry performance will depend on the health of the global economy, specifically in the housing, construction, automotive and durable goods markets. Margins also depend on market supply and demand balances and feedstock and energy prices. Long-term weakness in the petroleum industry may negatively affect the demand and pricing of a number of Occidental’s products that are consumed exclusively by industry participants.

Basic Chemicals
Occidental expects that if the United States housing, automotive and durable goods markets continue to improve, domestic demand for basic chemical products should be higher in 2015. Overall, the increase in chlor-alkali capacity may restrict significant price improvement but anticipated higher demand from strengthening global markets coupled with lower natural gas prices should allow for moderate chlorine and caustic soda margin improvement in 2015. The continued competitiveness of downstream chlorine derivatives in global markets is contingent on United States feedstock costs, primarily natural gas and ethylene, remaining favorable compared to other feedstock costs in global markets.

Vinyls
North American demand and operating rates should improve in 2015 if growth in both housing starts and commercial construction continues. Occidental expects U.S. export demand to increase in 2015 and margins to improve over 2014.

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
The midstream and marketing segment earnings in 2014, excluding the gains from the sales of the BridgeTex Pipeline and a portion of an investment in Plains Pipeline, were greater than 2013, reflecting higher income from the gas processing and power generation businesses, partially offset by lower marketing performance and pipeline income.

Business Review
Marketing and Trading
The marketing and trading group markets substantially all of Occidental’s oil, NGLs and gas production, trades around its assets, including its own and third party transportation and storage capacity, and engages in commodities trading. Occidental’s third-party marketing and trading activities focus on purchasing oil, NGLs and gas for resale from parties whose oil and gas supply is located near its transportation and storage assets. These purchases allow Occidental to aggregate volumes to better utilize and optimize its assets. Marketing performance in 2014 declined compared to 2013 due to lower margins on crude oil and NGLs, partially offset by higher margins in natural gas. In the second half of 2014, Occidental commenced winding down its Phibro commodity trading operations. As of year-end there was no material exposure related to Phibro’s remaining activities.

Gas Processing Plants and CO2 Fields and Facilities
Occidental processes its and third-party domestic wet gas to extract NGLs and other gas byproducts, including CO2, and delivers dry gas to pipelines. Margins primarily result from the difference between inlet costs of wet gas and market prices for NGLs. Occidental’s 2014 earnings from these operations increased compared to 2013, due to the multiple plant turnarounds in the Permian Basin operations during 2013.

Occidental, together with ADNOC, completed the Al Hosn gas processing facilities in Abu Dhabi at the end of 2014. The Al Hosn gas processing facilities are designed to process 1.0 bcf per day of natural gas and separate it into sales gas, condensate, NGLs and sulfur. The Al Hosn gas processing facilities includes processing and treatment facilities, sulfur recovery units, including facilities to extract sulfur from natural gas and to load and store sulfur. The project is anticipated to produce approximately 8,700 tons per day of sulfur, of which Occidental's share would be 3,500 tons of sulfur per day. The Al Hosn gas processing facilities will generate revenues from gas processing fees and the sale of sulfur.

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
Occidental owns an oil common carrier pipeline and storage system with approximately 2,900 miles of pipelines from southeast New Mexico across the Permian Basin of southwest Texas to Cushing, Oklahoma. The system has a current throughput capacity of about 720,000 barrels per day, 6.0 million barrels of active storage capability and 108 truck unloading facilities at various points along the system, which allow for additional volumes to be delivered into the pipeline.
During 2014, Occidental sold its interest in BridgeTex Pipeline while retaining access to United States gulf markets through the pipeline. The BridgeTex Pipeline transports crude oil between the Permian region and the United States gulf coast refinery markets and began service in the second half of 2014. Simultaneously with the sale of Occidental's interest in the BridgeTex Pipeline, Occidental completed the sale of a portion of its investment in Plains Pipeline. Following the fourth quarter 2014 sale of a portion of its investment, Occidental owns approximately 13 percent of Plains Pipeline. The Plains Pipeline investment contributed approximately 19 percent of the segment's earnings for 2014, excluding the gain from the sale.
Occidental's 2014 pipeline transportation earnings declined from 2013 due to lower income from its investment in Plains Pipeline as a result of Occidental's lower ownership interest.

Power Generation Facilities
Earnings from power and steam generation facilities are derived from sales to affiliates and third parties and the increase in earnings in 2014 compared to 2013 was due to higher margins from higher spark spreads and production.

Industry Outlook
The pipeline transportation and power generation businesses are expected to remain relatively stable. The gas processing plant operations could have volatile results depending mostly on NGLs prices, which cannot reasonably be predicted. Generally, higher NGLs prices result in higher profitability. Although the marketing and trading business in isolation can be volatile in periods of severe price swings, Occidental does not expect the volatility of these operations to be significant to the company as a whole given Occidental's framework of controls and risk management. Occidental continues to actively focus on marketing its commodity production to generate maximum value for its stakeholders.

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
The statements of income and cash flows, and supplemental oil and gas information related to California Resources have been treated as discontinued operations for all periods presented. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014.

The following table sets forth the sales and earnings of each operating segment and corporate items:

(in millions, except per share amounts)
For the years ended December 31,	2014	2013	2012
NET SALES (a)
Oil and Gas	$13,887	$15,008	$14,953
Chemical	4,817	4,673	4,580
Midstream and Marketing	1,373	1,174	1,164
Eliminations (a)	(765)	(685)	(597)
	$19,312	$20,170	$20,100
EARNINGS
Oil and Gas (b)	$428	$6,411	$5,840
Chemical (c)	420	743	720
Midstream and Marketing (d) (e)	2,564	1,523	440
	3,412	8,677	7,000
Unallocated corporate items
Interest expense, net	(71)	(124)	(141)
Income taxes	(1,685)	(3,214)	(2,659)
Other (f)	(1,800)	(407)	(371)
Income (loss) from continuing operations (e)	(144)	4,932	3,829
Discontinued operations, net	760	971	769
Net Income attributable to common stock	$616	$5,903	$4,598
Basic Earnings per Common Share	$0.79	$7.33	$5.67

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

(b)
The 2014 amount includes a net $5.3 billion of pre-tax charges related to the impairments of domestic and international assets, other charges and the sale of Hugoton assets. The 2013 amount includes $607 million of pre-tax charges related to the impairment of domestic non-producing acreage. The 2012 amount includes pre-tax charges of $1.7 billion for the impairment of domestic gas assets and related items.

(c)
The 2014 amount includes $149 million pre-tax charges related to impairments of chemical assets. The 2013 amount includes a $131 million pre-tax gain from the sale of an investment in Carbocloro, a Brazilian chemical facility.

(d)
The 2014 amount includes a $633 million pre-tax gain from the sale of Occidental's interest in BridgeTex Pipeline Company, LLC, and a $1.4 billion pre-tax gain from the sale of an investment in Plains Pipeline. The 2013 amount includes a $1.0 billion pre-tax gain from the sale of a portion of an investment in Plains Pipeline and other items.

(e)
Represents amounts attributable to common stock after deducting a non controlling interest amount of $14 million in 2014. The non controlling interest amount has been netted in the midstream and marketing segment earnings.

(f)
The 2014 amount includes an $805 million pre-tax charge related to the impairment of the Joslyn oil sands project and a $553 million charge related to an other than temporary loss for retained shares of California Resources. The 2013 amount includes a $55 million pre-tax charge for the estimated cost related to the employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.

Oil and Gas

(in millions)	2014	2013	2012
Segment Sales	$13,887	$15,008	$14,953
Segment Earnings	$428	$6,411	$5,840

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for each of the three years in the period ended December 31, 2014. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Production per Day	2014	2013	2012
United States
Oil (MBBL)
Permian Resources	43	35	36
Permian EOR	111	111	106
Midcontinent and Other	27	24	20
Total excluding Hugoton	181	170	162
Hugoton	2	6	5
Total	183	176	167
NGLs (MBBL)
Permian Resources	12	10	11
Permian EOR	30	29	28
Midcontinent and Other	12	15	14
Total excluding Hugoton	54	54	53
Hugoton	1	3	3
Total	55	57	56
Natural gas (MMCF)
Permian Resources	120	117	114
Permian EOR	38	40	41
Midcontinent and Other	301	315	347
Total excluding Hugoton	459	472	502
Hugoton	17	56	63
Total	476	528	565
Latin America
Oil (MBBL) – Colombia	27	29	29
Natural gas (MMCF) – Bolivia	11	12	13
Middle East/North Africa
Oil (MBBL)
Dolphin	7	6	8
Oman	69	66	67
Qatar	69	68	71
Other	28	39	40
Total	173	179	186
NGLs (MBBL)
Dolphin	7	7	8
Other	—	—	1
Total	7	7	9
Natural gas (MMCF)
Dolphin	143	142	163
Oman	43	51	57
Other	236	241	232
Total	422	434	452
Total Production excluding Hugoton	591	591	599
Hugoton	6	18	19
Total Production (MBOE) (a)	597	609	618
(See footnotes following the Average Realized Prices table)

Sales Volumes per Day	2014	2013	2012
United States
Oil (MBBL)	183	176	167
NGLs (MBBL)	55	57	56
Natural gas (MMCF)	476	528	565
Latin America
Oil (MBBL) – Colombia	29	27	28
Natural gas (MMCF) – Bolivia	11	12	13
Middle East/North Africa
Oil (MBBL)
Dolphin	7	6	8
Oman	69	68	66
Qatar	69	67	71
Other	27	38	40
Total	172	179	185
NGLs (MBBL)
Dolphin	7	7	8
Other	—	—	1
Total	7	7	9
Natural gas (MMCF)	422	434	452
Total Sales excluding Hugoton	592	590	598
Hugoton	6	18	19
Total Sales Volumes (MBOE) (a)	598	608	617
(See footnotes following the Average Realized Prices table)

	2014	2013	2012
Average Realized Prices
Oil Prices ($ per bbl)
United States	$84.73	$92.48	$88.25
Latin America	$88.00	$103.21	$98.35
Middle East/North Africa	$96.34	$104.48	$108.76
Total worldwide	$90.13	$98.81	$98.90
NGLs Prices ($ per bbl)
United States	$37.79	$38.65	$44.06
Middle East/North Africa	$30.98	$33.00	$37.74
Total worldwide	$37.01	$38.00	$43.21
Gas Prices ($ per Mcf)
United States	$3.97	$3.22	$2.48
Latin America	$8.94	$11.17	$11.85
Total worldwide (a)	$2.55	$2.23	$1.85

(a)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence.

Oil and gas segment earnings in 2014 included pre-tax charges of $5.3 billion related to the impairment of domestic and international assets and the gain from the sale of Hugoton assets and earnings in 2013 included pre-tax charges of $0.6 billion for the impairment of domestic non-producing acreage. In 2012, oil and gas segment earnings included pre-tax charges of $1.7 billion for the impairment of domestic gas assets and related items.

Domestic oil and gas segment earnings, excluding impairment and other charges in both years, were $1.9 billion in 2014 compared to $2.5 billion in 2013. The decrease in domestic earnings reflected lower crude oil and NGLs prices, higher operating costs from increased workover and maintenance activities, and higher DD&A expenses, partially offset by higher crude oil production volumes and improved realized prices for gas. International oil and gas segment earnings, excluding impairments, were $4.0 billion in 2014 and $4.6 billion in 2013. International earnings reflected lower realized crude oil prices and sales volumes, partially offset by lower operating expenses and DD&A.
Average production costs for 2014, excluding taxes other than on income, were $13.50 per BOE, compared to $12.56 per BOE for 2013. The increase in average costs reflects increased domestic activity in downhole maintenance and higher costs for purchased injectants.
Average daily oil and gas production volumes, excluding Hugoton production, were flat at 591,000 BOE in 2014 and 2013. Average domestic daily production increased by 10,000 BOE to 312,000 BOE in 2014. During this same time period, domestic daily oil production increased by over 6 percent or 11,000 barrels per day to 181,000 barrels, mainly coming from Permian Resources. International average daily production volumes decreased to 279,000 BOE in 2014 from 289,000 BOE in 2013. The decrease was primarily due to lower cost recovery barrels in Iraq and insurgent activities in Colombia, Libya and Yemen. Total company average daily sales volumes, excluding Hugoton, were 592,000 BOE in 2014 and 590,000 BOE in 2013.
Domestic oil and gas segment earnings, excluding impairments in both years, were $2.5 billion in 2013 compared to $2.2 billion in 2012. The increase in domestic earnings reflected higher crude oil and gas prices, higher crude oil volumes and lower operating costs, partially offset by higher DD&A expense. International segment earnings were $4.6 billion in 2013 and $5.5 billion in 2012. The decrease in international earnings reflected lower crude oil prices and volumes as well as higher operating costs and DD&A rates in the Middle East/North Africa.
Average daily oil and gas production volumes, excluding Hugoton, were 591,000 BOE for 2013, compared to 599,000 BOE for 2012. Occidental's 2013 average daily domestic oil and NGLs production increased by 8,000 BOE or 5 percent and 1,000 BOE, respectively, as compared to 2012 while gas production decreased by 30 MMcf or 6 percent as Occidental focused its development program on oil production. International average daily production volumes decreased to 289,000 BOE in 2013 compared to 301,000 BOE in 2012, primarily from lower cost recovery barrels from Dolphin and Oman and higher levels of insurgent activities in Libya. Average daily sales volumes, excluding Hugoton, were 590,000 BOE in 2013, compared to 598,000 BOE in 2012.

Chemical

(in millions)	2014	2013	2012
Segment Sales	$4,817	$4,673	$4,580
Segment Earnings	$420	$743	$720

Chemical segment earnings, excluding asset impairments of $149 million in 2014 and gain on sale of $131 million from the sale of the Carbocloro investment, were $569 million in 2014 compared to $612 million in 2013. The lower earnings in 2014 were primarily a result of lower caustic soda pricing driven by new chlor-alkali capacity in the industry and higher energy and ethylene costs, partially offset by higher PVC margins and improved volumes across most product lines.
Chemical segment earnings were $612 million in 2013, excluding the $131 million gain on sale of Carbocloro investment, compared to $720 million in 2012. The year-over-year change in chemical segment earnings reflected higher energy and ethylene costs and lower chlor-alkali and chlorinated organics pricing driven by continued unfavorable supply and demand fundamentals and reduced export demand.

Midstream, Marketing and Other

(in millions)	2014	2013	2012
Segment Sales	$1,373	$1,174	$1,164
Segment Earnings	$2,564	$1,523	$440

Midstream and marketing segment earnings in 2014, excluding impairments and other items and gains on sales of $2.0 billion in 2014 and $1.0 billion in 2013, were $549 million in 2014, compared to $537 million in 2013. The increase in earnings reflected higher income from the gas processing and power generation businesses, partially offset by lower marketing performance and pipeline income.
Midstream and marketing segment earnings in 2013 were $537 million, excluding the $1.0 billion pre-tax gain from the sale of a portion of an investment in Plains Pipeline and other items, compared to $396 million in 2012. The 2013 results reflected higher earnings in the pipeline and power generation businesses and improved marketing and trading performance. Marketing performance improved by $110 million, mainly as a result of capturing regional crude price differentials by utilizing new pipelines providing access to the United States gulf coast refineries. These improvements were partially offset by lower income in the gas processing business due in part to the plant turnarounds in the Permian Basin operations.

SIGNIFICANT ITEMS AFFECTING EARNINGS
The following table sets forth, for the years ended December 31, 2014, 2013, and 2012 significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount:

Significant Items Affecting Earnings
Benefit (Charge) (in millions)	2014	2013	2012
OIL AND GAS
Hugoton sale gain	$531	$—	$—
Asset impairments and related items domestic	(4,766)	(607)	(1,690)
Asset impairments and related items international	(1,066)	—	—
Total Oil and Gas	$(5,301)	$(607)	$(1,690)
CHEMICAL
Carbocloro sale gain	$—	$131	$—
Asset impairments	(149)	—	—
Total Chemical	$(149)	$131	$—
MIDSTREAM AND MARKETING
BridgeTex Pipeline sale gain	$633	$—	$—
Plains Pipeline sale gain	1,351	1,044	—
Asset impairments and related items	31	(58)	44
Total Midstream and Marketing	$2,015	$986	$44
CORPORATE
Other than temporary loss on available for sale investment	$(553)	$—	$—
Joslyn impairment	(805)
Spin-off costs and other related items	(61)	—	—
Charge for former employees and consultants	—	(55)	—
Litigation reserves	—	—	(20)
Tax effect of pre-tax and other adjustments	927	(167)	612
Discontinued operations, net of tax	760	971	769
Total Corporate	$268	$749	$1,361

TAXES
Deferred tax liabilities, net of deferred tax assets of $1.4 billion, were $2.9 billion at December 31, 2014. The current portion of the deferred tax assets of $110 million is included in other current assets. The deferred tax assets, net of allowances, are expected to be realized through future operating income and reversal of temporary differences.

Worldwide Effective Tax Rate
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

(in millions)	2014	2013	2012
EARNINGS
Oil and Gas	$428	$6,411	$5,840
Chemical	420	743	720
Midstream and Marketing (a)	2,564	1,523	440
Unallocated Corporate Items	(1,871)	(531)	(512)
Pre-tax income	1,541	8,146	6,488
Income tax expense
Federal and State	(157)	1,061	235
Foreign	1,842	2,153	2,424
Total income tax expense	1,685	3,214	2,659
Income (loss) from continuing operations(a)	$(144)	$4,932	$3,829
Worldwide effective tax rate	109%	40%	41%

(a)
Represents amounts attributable to income from continuing operations after deducting a non controlling interest amount of $14 million in 2014. The non controlling interest amount has been netted in the midstream and marketing segment earnings.

Occidental’s 2014 worldwide tax rate was 109 percent, which was higher than 2013 mainly due to an other than temporary loss on Occidental’s available for sale investment in California Resources stock and the oil and gas international asset impairments of $1.1 billion, neither of which had a tax benefit. To a lesser degree, foreign pre-tax income was proportionately higher in 2014, which is generally taxed at a higher rate than domestic pre-tax income. The 2013 worldwide tax rate was lower than 2012 due to proportionately higher domestic pre-tax income in 2013.
A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries, as it is Occidental’s intention, generally, to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $140 million would be required, assuming utilization of available foreign tax credits.

CONSOLIDATED RESULTS OF OPERATIONS
Changes in components of Occidental's results of continuing operations are discussed below:

Revenue and Other Income Items

(in millions)	2014	2013	2012
Net sales	$19,312	$20,170	$20,100
Interest, dividends and other income	$130	$107	$80
Gain on sale of assets and equity investments	$2,505	$1,175	$—

The decrease in net sales in 2014, compared to 2013, was mainly due to a significant decline in worldwide oil prices in the fourth quarter of 2014 and to a lesser extent, decline in NGLs prices, partially offset by higher domestic oil volumes and higher domestic natural gas prices.
The increase in net sales in 2013, compared to 2012, was due to improved domestic oil and gas realized prices and higher crude oil volumes, partially offset by lower international liquids volumes and oil prices.
Price and volume changes in the oil and gas segment generally represent about 70 percent of the change in oil and gas segment income which is a substantially larger portion of the overall change in net income than the chemical and midstream and marketing segments.
The 2014 gains on sale included $1.4 billion for the sale of a portion of the investment in Plains Pipeline, $633 million for the sale of BridgeTex Pipeline and $531 million for the sale of Hugoton properties. The 2013 gains on sale included $1.0 billion for the sale of a portion of the investment in Plains Pipeline and $131 million for the sale of the Carbocloro investment.

Expense Items

(in millions)	2014	2013	2012
Cost of sales	$6,803	$6,497	$6,530
Selling, general and administrative and other operating expenses	$1,503	$1,544	$1,366
Depreciation, depletion and amortization	$4,261	$4,203	$3,585
Asset impairments and related items	$7,379	$621	$1,710
Taxes other than on income	$550	$564	$513
Exploration expense	$150	$140	$197
Interest and debt expense, net	$77	$132	$154

Cost of sales increased in 2014, compared to 2013, due to higher energy and feedstock costs in the chemical segment and increased domestic down hole maintenance activities and higher costs for purchased injectants in the oil and gas segment.
Cost of sales decreased in 2013, compared to 2012, due to lower oil and gas operating costs, partially offset by higher energy and feedstock costs in the chemical segment.
Selling, general and administrative and other operating expenses in 2014 were approximately equivalent to 2013.
Selling, general and administrative and other operating expenses increased in 2013 due to higher compensation and employee-related costs, in particular higher equity compensation due to higher stock prices, as well as the charge related to the employment and post-employment benefits for Occidental's former Executive Chairman and termination of certain other employees and consulting arrangements.
DD&A increased in each year from 2012 to 2014, generally due to higher DD&A rates and, to a lesser extent, the changes in volumes in the oil and gas segment.
Asset impairments and related items in 2014 of $7.4 billion included $2.8 billion in the Williston basin, $904 million related to Occidental's gas and NGLs assets, $889 million for other domestic acreage and $1.1 billion primarily related to operations in Bahrain and other international operations. Asset impairments also include charges for Joslyn oil sands of $805 million and an other than temporary loss of $553 million for the available for sale investment in California Resources stock. See Note 15 of the Consolidated Financial Statements.
Asset impairments and related items in 2013 of $621 million were mostly related to the impairment of certain non-producing domestic oil and gas acreage.
Asset impairments and related items in 2012 were almost all in Midcontinent, over 90 percent of which were related to natural gas properties that were acquired previously when gas prices were above $6 per Mcf.
Taxes other than on income in 2014 were approximately equivalent to 2013. From 2013 to 2012 taxes other than on income increased primarily due to rising prices.

Other Items

Income/(expense) (in millions)	2014	2013	2012
Provision for income taxes	$(1,685)	$(3,214)	$(2,659)
Income from equity investments	$331	$395	$363
Discontinued operations, net	$760	$971	$769

Provision for income taxes decreased in 2014, compared to 2013, due to lower pre-tax income, partially offset by certain nondeductible charges which increased the effective rate.
Provision for income taxes increased in 2013, compared to 2012, due to higher pre-tax income, partially offset by a slightly lower effective tax rate. The lower tax rate was due to higher proportional domestic pre-tax income in 2013, compared to 2012.
Income from equity investments decreased in 2014, compared to 2013, due to Occidental’s reduced ownership in the Plains Pipeline as portions of the investment were sold in fourth quarters of 2014 and 2013. The increase in equity income in 2013, compared to 2012, reflected higher earnings from Occidental’s equity investments in pipelines.

CONSOLIDATED ANALYSIS OF FINANCIAL POSITION
The changes in select components of Occidental’s balance sheet are discussed below:

Balance Sheet Components

(in millions)	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$3,789	$3,393
Restricted cash	4,019	—
Trade receivables, net	4,206	5,674
Inventories	1,052	1,200
Other current assets	807	1,056
Total current assets	$13,873	$11,323

Investments in unconsolidated entities	$1,171	$1,459
Available for sale investment	$394	$—
Property, plant and equipment, net	$39,730	$55,821
Long-term receivables and other assets, net	$1,091	$840

CURRENT LIABILITIES
Accounts payable	$5,229	$5,520
Accrued liabilities	2,601	2,556
Domestic and foreign income taxes	414	358
Total current liabilities	$8,244	$8,434

Long-term debt, net	$6,838	$6,939
Deferred credits and other liabilities-income taxes	$3,015	$7,197
Deferred credits and other liabilities-other	$3,203	$3,501
Stockholders’ equity	$34,959	$43,372

Assets
See "Liquidity and Capital Resources — Cash Flow Analysis" for discussion of the change in cash and cash equivalents and restricted cash.
The decline in trade receivables, net, was due to lower oil and gas prices at the end of 2014, compared to the end of 2013. The decrease in inventories primarily resulted from lower storage inventories. The decrease in other current assets mainly reflected the spin-off of California Resources. The decrease in investments in unconsolidated entities was due to the sale of a portion of Occidental's interest in Plains Pipeline. The retained interest in California Resources after the separation is recorded as an available for sale investment. The decrease in PP&E, net, was due to the spin-off of California Resources, DD&A and asset impairments, partially offset by capital expenditures and acquisitions of oil and gas properties.

Liabilities and Stockholders' Equity
The decrease in accounts payable reflected the spin-off of California Resources and lower marketing payables as a result of lower oil and gas prices at the end of 2014, partially offset by an increase in accounts payable associated with increased Permian development activities.
The decrease in deferred credits and other liabilities-income taxes reflected the spin-off of California Resources as a portion of the deferred tax liability was divested. The decrease in deferred credits and other liabilities-other was primarily due to the reduction of asset retirement obligations as a result of the spin-off of California Resources. The decrease in stockholders' equity reflected the distribution of California Resources stock as a one-time stock dividend, the distribution of cash dividends and share repurchases, partially offset by 2014 net income.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2014, Occidental had approximately $3.8 billion in cash and cash equivalents and $4 billion in restricted cash. A substantial majority of this cash is held and available for use in the United States, and Occidental believes the cash in foreign jurisdictions can be brought to the United States without paying significant taxes. Income and cash flows are largely dependent on the oil and gas segment's prices, sales volumes and costs. Occidental believes that cash on hand and cash generated from operations will be sufficient to fund its operating needs and planned capital expenditures, dividends and any debt payments.
As a result of the tax-free status of the spin-off of California Resources, Occidental's use of restricted cash is limited to the payment of dividends, repayment of debt or share repurchases. To retain the tax-free status of the spin-off, the restricted cash must be used for one of these purposes within eighteen months from the date of distribution.
In August 2014, Occidental entered into a new five-year, $2.0 billion bank credit facility (2014 Credit Facility) which replaced its previous $2.0 billion bank credit facility (2011 Credit Facility), which was scheduled to expire in October 2016. The 2014 Credit Facility has similar terms to the 2011 Credit Facility and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under this facility. Occidental did not draw down any amounts under the 2014 Credit Facility or the 2011 Credit Facility during 2014 and no amounts were outstanding as of December 31, 2014.
As of December 31, 2014, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions. At this time, Occidental does not anticipate any need for such funding.

Cash Flow Analysis

Cash provided by operating activities
(in millions)	2014	2013	2012
Operating cash flow from continuing operations	$8,871	$10,229	$9,050
Operating cash flow from discontinued operations, net of taxes	2,197	2,549	2,249
Net cash provided by operating activities	$11,068	$12,778	$11,299

Cash provided by operating activities from continuing operations decreased $1.3 billion in 2014 to $8.9 billion, compared to $10.2 billion in 2013. Operating cash flows were negatively impacted by lower oil prices in the second half of 2014, which on a year-over-year basis declined 8-percent domestically and 9-percent worldwide, and higher domestic operating expenses for increased workover activity and higher prices for purchased injectants. Also in 2014, Occidental paid higher income taxes, in part related to the fourth quarter 2013 sale of a portion of the investment in Plains Pipeline and the first half of 2014 sale of Hugoton assets, while 2013 included the collection of a tax receivable. Working capital changes in receivables reflected higher collections in the first half of 2014.
Cash provided by operating activities from continuing operations in 2013 increased $1.1 billion to $10.2 billion, from $9.1 billion in 2012. The increase in operating cash flows was mainly from domestic operations driven by lower operating costs, which reflected our cost savings initiatives, higher realized prices for oil and gas of nearly 5 percent and 30 percent, respectively, and higher oil production volumes. Also, cash flows from our foreign operations were negatively impacted by lower sales volumes in the Middle East/North Africa. In addition, cash flows were impacted favorably due to the collection of a federal tax receivable which was booked in 2012 and other working capital changes.
Other cost elements, such as labor costs and overhead, are not significant drivers of changes in cash flow because they are relatively stable within a narrow range over the short to intermediate term. Changes in these costs had a much smaller effect on cash flows than changes in oil and gas product prices, sales volumes and operating costs.
The chemical and midstream and marketing segments cash flows are significantly smaller and their overall cash flows are generally less significant than the impact of the oil and gas segment.
Occidental booked significant non-cash adjustments to income as a result of lower product prices and management’s strategic review. Asset impairments and related items were $7.4 billion, $0.6 billion and $1.7 billion for 2014, 2013 and 2012, respectively. The 2014 impairments are the result of a thorough portfolio review which resulted in the reduction of carrying values for projects which have sub-par returns in the current price environment. The 2013 impairment was mostly related to non-producing domestic oil and gas acreage and the 2012 impairment was mainly for Midcontinent gas properties that were acquired when gas prices were over $6 Mcf.
Occidental recorded gains from the sales of assets and equity investments of $2.5 billion in 2014 and $1.2 billion in 2013. Cash proceeds related to these gains are reported as investing activities.

Cash used by investing activities
(in millions)	2014	2013	2012
Capital expenditures
Oil and Gas	$(6,533)	$(5,409)	$(6,025)
Chemical	(314)	(424)	(357)
Midstream and Marketing	(1,983)	(1,360)	(1,401)
Corporate	(100)	(164)	(91)
Total	(8,930)	(7,357)	(7,874)
Other investing activities, net	2,686	1,040	(1,989)
Net cash used by investing activities – continuing operations	(6,244)	(6,317)	(9,863)
Investing cash flow from discontinued operations	(2,226)	(1,727)	(2,779)
Net cash used by investing activities	$(8,470)	$(8,044)	$(12,642)

Compared to $7.2 billion in 2013, Occidental's net capital expenditures for 2014 were $8.7 billion after netting of partner contributions for the BridgeTex pipeline, which is included in financing activities, and the Chemical joint venture. The increase in capital expenditures of $1.5 billion from 2013 to 2014 was due to increased development activity in the domestic oil and gas operations, primarily Permian Resources. The increase in the midstream and marketing capital expenditures was due to higher spending for the Al Hosn gas project and BridgeTex pipeline.
Occidental’s 2015 net capital spending is expected to be $5.8 billion, mainly allocated to Permian Resources and certain Middle East projects. Occidental has minimized development activities in the Williston Basin, domestic gas properties and Bahrain, as these have sub-par returns in the current product price environment. Oil and gas capital spending is expected to be approximately $4.5 billion in 2015.
Compared to $7.8 billion in 2012, Occidental's net capital expenditures for 2013 were $7.2 billion, net of partner contributions. The decrease in capital expenditures from 2012 to 2013 was mainly due to the $0.6 billion decrease in oil and gas expenditures, a majority of which was in domestic properties. This reduction reflected cost savings from Occidental's efficiency initiatives. The increase for the chemical segment was due to the continued construction of the Tennessee chlor-alkali facility. The decrease in the midstream and marketing capital expenditures was due to lower spending for the Al Hosn gas project, partially offset by increased spending for BridgeTex pipeline.
Cash flows from other investing activities, net, increased to $2.7 billion in 2014 from $1.0 billion in 2013. The 2014 other investing activities, net, included proceeds of $1.3 billion for the sale of the Hugoton Field operations, $1.1 billion for the sale of the BridgeTex Pipeline and $1.7 billion for the sale of a portion of Occidental’s investment in Plains Pipeline, which was partially offset by $1.7 billion of acquisitions, mainly in the Permian Basin. The 2013 other investing activities, net included proceeds of $1.4 billion for the sale of a portion of the investment in Plains Pipeline and $0.3 billion for the sale of Chemical’s investment in Carbocloro, which was partially offset by acquisitions of approximately $0.6 billion.
The 2012 other investing activities, net included $2.0 billion in payments for the acquisition of businesses and assets.
Commitments at December 31, 2014 for major fixed and determinable capital expenditures were approximately $1.4 billion, which will be due in 2015 and beyond.  Occidental expects to fund its commitments and capital expenditures with cash from operations.

Cash used by financing activities
(in millions)	2014	2013	2012
Financing cash flow from continuing operations	$(2,326)	$(2,933)	$(846)
Financing cash flow from discontinued operations	124	—	—
Net cash used by financing activities	$(2,202)	$(2,933)	$(846)

Cash used for financing activities in 2014 included special cash distributions received prior to the separation of California Resources of $6.1 billion, of which $4.95 billion was restricted cash. Approximately $0.9 billion of the restricted cash was used for share repurchases and the fourth quarter dividend payment, resulting in a $4.0 billion restricted cash balance as of December 31, 2014. The 2014 net cash used by financing activities included $2.5 billion for purchases of treasury stock and $2.2 billion for dividend payments, which were partially offset by $0.4 billion for contributions received from a noncontrolling interest. A dividend payment was accelerated in 2012 which resulted in three dividend payments in 2013, whereas there were four cash dividend payments in 2014.
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
Guarantees
Occidental has guaranteed its portion of equity method investees' debt and has entered into various other guarantees including performance bonds, letters of credit, indemnities and commitments provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). As of December 31, 2014, Occidental’s guarantees were not material and a substantial majority consisted of limited recourse guarantees on approximately $336 million of Dolphin’s debt. The fair value of the guarantees was immaterial.
Occidental has guaranteed certain obligations of its subsidiaries for various letters of credit, indemnities and commitments. Marketing guarantees provided to third parties for California Resources total approximately $161 million as of December 31, 2014. The fair value of the marketing guarantees and other obligations of California Resources guaranteed by Occidental were immaterial.
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

CONTRACTUAL OBLIGATIONS
The table below summarizes and cross-references Occidental’s contractual obligations. This summary indicates on- and off-balance-sheet obligations as of December 31, 2014.

Contractual Obligations (in millions)		Payments Due by Year
	Total	2015	2016 and 2017	2018 and 2019	2020 and thereafter
On-Balance Sheet
Long-term debt (Note 5) (a)	$6,857	$—	$2,700	$616	$3,541
Other long-term liabilities (b)	1,808	125	391	282	1,010
Off-Balance Sheet
Operating leases (Note 6)	1,386	192	330	272	592
Purchase obligations (c)	10,109	3,280	2,684	1,244	2,901
Total	$20,160	$3,597	$6,105	$2,414	$8,044

(a)
Excludes unamortized debt discount and interest on the debt.  As of December 31, 2014, interest on long-term debt totaling $1.2 billion is payable in the following years (in millions): 2015 - $215, 2016 and 2017 - $328, 2018 and 2019 - $271, 2020 and thereafter - $354.

(b)	Includes obligations under postretirement benefit and deferred compensation plans, as well as certain accrued liabilities.

(c)
Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure terminal and pipeline capacity, drilling rigs and services, CO2, electrical power, steam and certain chemical raw materials. Amounts exclude certain product purchase obligations related to marketing and trading activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable.  Long-term purchase contracts are discounted at a 3.14 percent discount rate.

Delivery Commitments
Occidental has made commitments to certain refineries and other buyers to deliver oil, gas and NGLs. The total amount contracted to be delivered, a substantial majority of which is in the United States, is approximately 430 million barrels of oil through 2025, 37 billion cubic feet of gas through 2016 and 24 million barrels of NGLs through 2016. The price for these deliveries is set at the time of delivery of the product. Occidental has significantly more production capacity than the amounts committed and has the ability to secure additional volumes in case of a shortfall. None of the commitments in any given year is expected to have a material impact on Occidental's financial statements.

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
Occidental has entered into a written settlement agreement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of Diamond Shamrock Chemicals Company (DSCC) and historic operations of DSCC’s Lister Avenue Plant. In December 2014, the settlement was approved by the court. Under the settlement agreement (State Settlement) Occidental will pay the State $190 million and, under certain circumstances, perform or fund future work on behalf of the State along a portion of the Passaic River. When Occidental acquired the stock of DSCC in 1986, Maxus Energy Corporation, a subsidiary of YPF S.A. (Maxus), retained liability for the Lister Avenue Plant, which is part of the Diamond Alkali Superfund Site, as well as other sites. Maxus is also obligated to indemnify Occidental for the State Settlement. Occidental is pursuing Maxus to recover the settlement costs. The State Settlement does not cover any potential Occidental share of costs associated with the EPA’s proposed clean-up plan of the Passaic River announced in April 2014. Maxus is also responsible for federal clean-up or other costs associated with the Lister Avenue Plant and the Diamond Alkali Superfund Site.

Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of December 31, 2014 and 2013 were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. Environmental matters are further discussed under the caption "Environmental Liabilities and Expenditures" below.
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
OPC, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2014, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

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

Environmental Remediation
The laws that require or address environmental remediation, including CERCLA and similar federal, state, local and foreign laws, may apply retroactively and, regardless of fault, the legality of the original activities or the current ownership or control of sites. OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.
As of December 31, 2014, Occidental participated in or monitored remedial activities or proceedings at 145 sites, excluding seven sites transferred to California Resources prior to December 31, 2014. The following table presents Occidental’s environmental remediation reserves as of December 31, 2014, 2013 and 2012, grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

($ amounts in millions)	2014		2013		2012
	# of Sites	Reserve Balance	# of Sites	Reserve Balance	# of Sites	Reserve Balance
NPL sites	30	$23	31	$25	35	$54
Third-party sites	67	101	74	83	75	84
Occidental-operated sites	17	107	20	118	22	123
Closed or non-operated Occidental sites	31	103	32	104	29	83
Total	145	$334	157	$330	161	$344

As of December 31, 2014, Occidental’s environmental reserves exceeded $10 million each at 11 of the 145 sites described above, and 98 of the sites had reserves from $0 to $1 million each.
As of December 31, 2014, two sites — a landfill in western New York owned by Occidental and a former refinery in Louisiana — accounted for 62 percent of its reserves associated with NPL sites. In connection with a 1986 acquisition, Maxus Energy Corporation has retained the liability and is indemnifying Occidental for 14 of the remaining NPL sites.
As of December 31, 2014, Maxus has also retained the liability and is indemnifying Occidental for 8 of the 67 third-party sites. Four of the remaining 59 third-party sites — a former copper mining and smelting operation in Tennessee, a containment and removal project in Tennessee, a former chemical plant in Ohio and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for 56 percent of Occidental’s reserves associated with these sites.
Four sites — chemical plants in Kansas, Louisiana and New York and a group of oil and gas properties in the southwestern United States — accounted for 62 percent of the reserves associated with the Occidental-operated sites.
Four other sites — a landfill in western New York, former chemical plants in Tennessee and Delaware and a closed coal mine in Pennsylvania — accounted for 63 percent of the reserves associated with closed or non-operated Occidental sites.
Environmental reserves vary over time depending on factors such as acquisitions or dispositions, identification of additional sites and remedy selection and implementation. The following table presents environmental reserve activity for the past three years:

(in millions)	2014	2013	2012
Balance — Beginning of Year	$330	$344	$360
Remediation expenses and interest accretion	79	60	56
Spin-off of California Resources	(7)	—	—
Payments	(68)	(74)	(72)
Balance — End of Year	$334	$330	$344

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

Environmental Costs
Occidental’s environmental costs, some of which include estimates, are presented below for each segment for each of the years ended December 31:

(in millions)	2014	2013	2012
Operating Expenses
Oil and Gas	$103	$100	$116
Chemical	80	75	70
Midstream and Marketing	11	13	13
	$194	$188	$199
Capital Expenditures
Oil and Gas	$143	$67	$79
Chemical	35	14	18
Midstream and Marketing	11	5	8
	$189	$86	$105
Remediation Expenses
Corporate	$79	$60	$56

Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in properties currently operated by Occidental. Remediation expenses relate to existing conditions from past operations.
Occidental presently estimates capital expenditures for environmental compliance of approximately $160 million for 2015.

FOREIGN INVESTMENTS
Many of Occidental’s assets are located outside North America. At December 31, 2014, the carrying value of Occidental’s assets in countries outside North America aggregated approximately $15 billion, or approximately 27 percent of Occidental’s total assets at that date. Of such assets, approximately $13 billion are located in Middle East/North Africa and approximately $2 billion are located in Latin America. For the year ended December 31, 2014, net sales outside North America totaled $7.3 billion, or approximately 38 percent of total net sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The process of preparing financial statements in accordance with generally accepted accounting principles (GAAP) requires Occidental's management to make informed estimates and judgments regarding certain items and transactions. Changes in facts and circumstances or discovery of new information may result in revised estimates and judgments, and actual results may differ from these estimates upon settlement but generally not by material amounts. There has been no material change to Occidental's critical accounting policies over the past three years. The selection and development of these policies and estimates have been discussed with the Audit Committee of the Board of Directors. Occidental considers the following to be its most critical accounting policies and estimates that involve management's judgment.

Oil and Gas Properties
The carrying value of Occidental’s PP&E represents the cost incurred to acquire or develop the asset, including any asset retirement obligations and capitalized interest, net of accumulated depreciation, depletion, and amortization (DD&A) and any impairment charges. For assets acquired, PP&E cost is based on fair values at the acquisition date. Asset retirement obligations and interest costs incurred in connection with qualifying capital expenditures are capitalized and amortized over the lives of the related assets.
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
Several factors could change Occidental’s proved oil and gas reserves. For example, Occidental receives a share of production from PSCs to recover its costs and generally an additional share for profit. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater at higher product prices. In other cases, particularly with long-lived properties, lower product prices may lead to a situation where production of a portion of proved reserves becomes uneconomical. For such properties, higher product prices typically result in additional reserves becoming economical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to changes in the quantity of proved reserves. Additional factors that could result in a change of proved reserves include production decline rates and operating performance differing from those estimated when the proved reserves were initially recorded. In 2014, revisions of previous estimates caused a net 58 million BOE decrease in proved reserves, which amounted to approximately 2 percent of Occidental's total reserves as of December 31, 2014.
Additionally, Occidental performs impairment tests with respect to its proved properties whenever events or circumstances indicate that the carrying value of property may not be recoverable. If there is an indication the carrying amount of the asset may not be recovered due to declines in current and forward prices, significant changes in reserve estimates, changes in management's plans, or other significant events, management will evaluate the property for impairment. Under the successful efforts method, if the sum of the undiscounted cash flows is less than the carrying value of the proved property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period. Individual proved properties are grouped for impairment purposes at the lowest level for which there are identifiable cash flows, which is generally on a field by field basis. The fair value of impaired assets is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with those used by market participants. The impairment test incorporates a number of assumptions involving expectations of future cash flows which can change significantly over time. These assumptions include estimates of future product prices, contractual prices, estimates of risk-adjusted proved oil and gas reserves and estimates of future operating and development costs.
The most significant ongoing financial statement effect from a change in Occidental's oil and gas reserves or impairment of its proved properties would be to the DD&A rate. For example, a 5-percent increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.70 per barrel, which would increase or decrease pre-tax income by approximately $155 million annually at current production rates. The change in the DD&A rate over the past three years due to revisions of previous proved reserve estimates has been immaterial.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. At December 31, 2014, the net capitalized costs attributable to unproved properties were $2.0 billion. The unproved amounts are not subject to DD&A until they are classified as proved properties. Capitalized costs attributable to the properties become subject to DD&A when proved reserves are assigned to the property. If the exploration efforts are unsuccessful, or management decides not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions or other factors, the capitalized costs of the related properties would be expensed. The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results. Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance.
During its annual capital planning process in the fourth quarter of 2014, management determined that it would not pursue development of certain of its non-producing domestic oil and gas acreage based on product prices, availability of transportation capacity to market the products and regulatory and environmental considerations. As a result, Occidental recorded pre-tax impairment charges of $1.4 billion for the acreage. In addition, during the second quarter of 2014, Occidental recorded a pre-tax impairment charge of $471 million for domestic non-producing acreage.

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
Occidental's net PP&E for the chemical segment is approximately $2.6 billion and its depreciation expense for 2015 is expected to be approximately $310 million. The most significant financial statement impact of a decrease in the estimated useful lives of Occidental's chemical plants would be on depreciation expense. For example, a reduction in the remaining useful lives of one year would increase depreciation and reduce pre-tax earnings by approximately $50 million per year.

Midstream, Marketing and Other Assets
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash-flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged. Realized gains or losses from cash-flow hedges, and any ineffective portion, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and during the years ended December 31, 2014, 2013 and 2012.
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

Fair Values - Recurring
Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs. Occidental utilizes the mid-point between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique. For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

➢
Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date. These derivatives are classified as Level 1. Over-the-Counter (OTC) bilateral financial commodity contracts, foreign exchange contracts, options and physical commodity forward purchase and sale contracts are generally classified as Level 2 and are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, and can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.

➢
Occidental values commodity derivatives based on a market approach that considers various assumptions, including quoted forward commodity prices and market yield curves. The assumptions used include inputs that are generally unobservable in the marketplace or are observable but have been adjusted based upon various assumptions and the fair value is designated as Level 3 within the valuation hierarchy.

Occidental generally uses an income approach to measure fair value when there is not a market-observable price for an identical or similar asset or liability.  This approach utilizes management's judgments regarding expectations of projected cash flows, and discounts those cash flows using a risk-adjusted discount rate.

Environmental Liabilities and Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Occidental records environmental reserves and related charges and expenses for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews reserves and adjusts them as new information becomes available. Occidental records environmental reserves on a discounted basis when it deems the aggregate amount and timing of cash payments to be reliably determinable at the time the reserves are established. The reserve methodology with respect to discounting for a specific site is not modified once it is established. The amount of discounted environmental reserves is insignificant. Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable. As of December 31, 2014, 2013 and 2012, Occidental did not have any accruals for reimbursements or recoveries.
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

Loss contingencies are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Management’s judgments could change based on new information, changes in, or interpretations of, laws or regulations, changes in management’s plans or intentions, opinions regarding the outcome of legal proceedings, or other factors. See "Lawsuits, Claims and Contingencies" for additional information.

SIGNIFICANT ACCOUNTING AND DISCLOSURE CHANGES
Listed below are significant recently adopted accounting and disclosure changes.
In January 2015, the Financial Accounting Standards Board (FASB) issued rules which eliminate from GAAP the concept of extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The rules are not expected to have an impact on Occidental’s financial statements upon adoption.
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

SAFE HARBOR DISCUSSION REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA
Portions of this report, including Items 1 and 2 "Business and Properties," Item 3, "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Words such as "estimate," "project," "predict," "will," "would," "should," "could," "may," "might," "anticipate," "plan," "intend," "believe," "expect," "aim," "goal," "target," "objective," "likely" or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise. Factors that may cause Occidental’s results of operations and financial position to differ from expectations include the factors discussed in Item 1A "Risk Factors" and elsewhere.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
General
Occidental’s results are sensitive to fluctuations in oil, NGLs and natural gas prices. Price changes at current global prices and levels of production affect Occidental’s pre-tax annual income by approximately $126 million for a $1 per barrel change in oil prices and $27 million for a $1 per barrel change in NGLs prices. If domestic natural gas prices varied by $0.50 per Mcf, it would have an estimated annual effect on Occidental's pre-tax income of approximately $50 million. These price-change sensitivities include the impact of PSC and similar contract volume changes on income. If production levels change in the future, the sensitivity of Occidental’s results to prices also will change. The marketing and trading results are sensitive to price changes of oil, gas and, to a lesser degree, other commodities. These sensitivities are additionally dependent on marketing and trading volumes and cannot be predicted reliably.

Occidental’s results are also sensitive to fluctuations in chemical prices. A variation in chlorine and caustic soda prices of $10 per ton would have a pre-tax annual effect on income of approximately $10 million and $30 million, respectively. A variation in PVC prices of $0.01 per lb. would have a pre-tax annual effect on income of approximately $25 million. Historically, over time, product price changes have tracked raw material and feedstock product price changes, somewhat mitigating the effect of price changes on margins. According to IHS Chemical, December 2014 average contract prices were: chlorine—$233 per ton; caustic soda—$590 per ton; and PVC—$0.67 per lb.
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
The following table shows the fair value of Occidental's derivatives (excluding collateral), segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets/(liabilities) (in millions)	2015	2016 and 2017	2018 and 2019	2020 and thereafter	Total
Prices actively quoted	$(37)	$(1)	$(35)	$(26)	$(99)
Prices provided by other external sources	(20)	(38)	—	—	(58)
Total	$(57)	$(39)	$(35)	$(26)	$(157)
Note: Includes cash-flow hedges further discussed below.

Cash-Flow Hedges
Occidental’s marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities. Derivative instruments used to fix margins on the future sales of the stored volumes ended March 31, 2014. As of December 31, 2014, Occidental did not have any cash-flow hedges on stored volumes of natural gas. At December 31, 2013, Occidental had approximately 11 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 13 billion cubic feet of stored natural gas.

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

Interest Rate Risk
General
Occidental's exposure to changes in interest rates is not expected to be material and relates to its variable-rate long-term debt obligations. As of December 31, 2014, variable-rate debt constituted approximately 1 percent of Occidental's total debt.

Tabular Presentation of Interest Rate Risk
The table below provides information about Occidental's debt obligations. Debt amounts represent principal payments by maturity date.

Year of Maturity (in millions of U.S. dollars)	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Grand Total (a)
2015	$—	$—	$—
2016	1,450	—	1,450
2017	1,250	—	1,250
2018	500	—	500
2019	116	—	116
Thereafter	3,473	68	3,541
Total	$6,789	$68	$6,857
Weighted-average interest rate	3.17%	0.04%	3.14%
Fair Value	$6,976	$68	$7,044

(a)	Excludes unamortized debt discounts of $19 million.

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
A majority of Occidental’s derivative transaction volumes are executed through exchange-traded contracts, which are subject to nominal credit risk as a significant portion of these transactions is settled on a daily margin basis with select clearinghouses and brokers. Occidental executes the rest of its derivative transactions in the OTC market. Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments. Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate. Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. As of December 31, 2014 and 2013, Occidental had a net liability of $4 million and $8 million, respectively, which are net of collateral posted of $3 million and $23 million, respectively. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of December 31, 2014 and 2013.
As of December 31, 2014, the substantial majority of the credit exposures was with investment grade counterparties. Occidental believes its exposure to credit-related losses at December 31, 2014 was not material and losses associated with credit risk have been insignificant for all years presented.

Foreign Currency Risk
Occidental’s foreign operations have limited currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and limiting cash positions in foreign currencies to levels necessary for operating purposes. A vast majority of international oil sales are denominated in United States dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the United States dollar as the functional currency. As of December 31, 2014, the fair value of foreign currency derivatives used in the trading operations was immaterial. The effect of exchange rates on transactions in foreign currencies is included in periodic income.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Occidental Petroleum Corporation:
We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II - valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occidental Petroleum Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Houston, Texas
February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Occidental Petroleum Corporation:
We have audited Occidental Petroleum Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Occidental Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Occidental Petroleum Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.
Houston, Texas
February 23, 2015

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries
(in millions)

Assets at December 31,	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$3,789	$3,393
Restricted cash	4,019	—
Trade receivables, net of reserves of $17 in 2014 and $17 in 2013	4,206	5,674
Inventories	1,052	1,200
Other current assets	807	1,056
Total current assets	13,873	11,323

INVESTMENTS
Investment in unconsolidated entities	1,171	1,459
Available for sale investment	394	—
Total investments	1,565	1,459

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	59,061	72,367
Chemical segment	6,574	6,446
Midstream, marketing and other segment	8,304	8,684
Corporate	576	1,555
	74,515	89,052
Accumulated depreciation, depletion and amortization	(34,785)	(33,231)
	39,730	55,821

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,091	840

TOTAL ASSETS	$56,259	$69,443

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries
(in millions, except share and per-share amounts)

Liabilities and Stockholders’ Equity at December 31,	2014	2013
CURRENT LIABILITIES
Accounts payable	$5,229	$5,520
Accrued liabilities	2,601	2,556
Domestic and foreign income taxes	414	358
Total current liabilities	8,244	8,434

LONG-TERM DEBT, NET	6,838	6,939

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	3,015	7,197
Other	3,203	3,501
	6,218	10,698
CONTINGENT LIABILITIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock, $0.20 per share par value, authorized shares: 1.1 billion, outstanding shares: 2014 — 890,557,537 and 2013 — 889,919,058	178	178
Treasury stock: 2014 — 119,951,199 shares and 2013 — 93,928,179 shares	(8,528)	(6,095)
Additional paid-in capital	7,599	7,515
Retained earnings	36,067	41,831
Accumulated other comprehensive loss	(357)	(303)
Total equity attributable to common stock	34,959	43,126
Noncontrolling interest	—	246
Total equity	34,959	43,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,259	$69,443

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Occidental Petroleum Corporation and Subsidiaries
(in millions, except per-share amounts)

For the years ended December 31,	2014	2013	2012
REVENUES AND OTHER INCOME
Net sales	$19,312	$20,170	$20,100
Interest, dividends and other income	130	107	80
Gain on sale of assets and equity investments	2,505	1,175	—
	21,947	21,452	20,180

COSTS AND OTHER DEDUCTIONS
Cost of sales (excludes depreciation, depletion and amortization of $4,257 in 2014, $4,197 in 2013 and $3,578 in 2012)	6,803	6,497	6,530
Selling, general and administrative and other operating expenses	1,503	1,544	1,366
Depreciation, depletion and amortization	4,261	4,203	3,585
Asset impairments and related items	7,379	621	1,710
Taxes other than on income	550	564	513
Exploration expense	150	140	197
Interest and debt expense, net	77	132	154
	20,723	13,701	14,055
INCOME BEFORE INCOME TAXES AND OTHER ITEMS	1,224	7,751	6,125
Provision for domestic and foreign income taxes	(1,685)	(3,214)	(2,659)
Income from equity investments	331	395	363

(LOSS) / INCOME FROM CONTINUING OPERATIONS	(130)	4,932	3,829
Discontinued operations, net	760	971	769

NET INCOME	$630	$5,903	$4,598
Less: Net Income attributable to Non Controlling Interests	(14)	—	—
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$616	$5,903	$4,598

BASIC EARNINGS PER COMMON SHARE
(Loss)/Income from continuing operations	$(0.18)	$6.12	$4.72
Discontinued operations, net	0.97	1.21	0.95
BASIC EARNINGS PER COMMON SHARE	$0.79	$7.33	$5.67

DILUTED EARNINGS PER COMMON SHARE
(Loss)/Income from continuing operations	$(0.18)	$6.12	$4.72
Discontinued operations, net	0.97	1.20	0.95
DILUTED EARNINGS PER COMMON SHARE	$0.79	$7.32	$5.67
DIVIDENDS PER COMMON SHARE	$2.88	$2.56	$2.16
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries
(in millions)

For the years ended December 31,	2014	2013	2012
Net income attributable to common stock	$616	$5,903	$4,598
Other comprehensive income (loss) items:
Foreign currency translation (losses) gains	(2)	2	(25)
Realized foreign currency translation losses	—	28	—
Unrealized (losses) gains on derivatives (a)	(5)	(3)	16
Pension and postretirement (losses) gains (b)	(77)	176	14
Distribution of California Resources to shareholders (c)	22	—	—
Reclassification to income of realized losses (gains) on derivatives (d)	8	(4)	(24)
Other comprehensive (loss) income, net of tax (e)	(54)	199	(19)
Comprehensive income	$562	$6,102	$4,579

(a)	Net of tax of $3, $2 and $(9) in 2014, 2013 and 2012, respectively.

(b)	Net of tax of $44, $(101) and $(8) in 2014, 2013 and 2012, respectively. See Note 13, Retirement and Postretirement Benefit Plans, for additional information.

(c)	Net of tax of $(14) in 2014.

(d)	Net of tax of $(5), $2 and $14 in 2014, 2013 and 2012, respectively.

(e)	There were no other comprehensive income (loss) items related to noncontrolling interests in 2014, 2013 and 2012.

Consolidated Statements of Stockholders' Equity
(in millions)
	Equity Attributable to Common Stock
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest		Total Equity
Balance, December 31, 2011	$177	$(4,502)	$7,286	$35,142	$(483)	$—		$37,620
Net income	—	—	—	4,598	—	—		4,598
Other comprehensive loss, net of tax	—	—	—	—	(19)	—		(19)
Dividends on common stock	—	—	—	(1,750)	—	—		(1,750)
Issuance of common stock and other, net	1	—	155	—	—	—		156
Noncontrolling interest contributions	—	—	—	—	—	32	(a)	32
Purchases of treasury stock	—	(589)	—	—	—	—		(589)
Balance, December 31, 2012	$178	$(5,091)	$7,441	$37,990	$(502)	$32		$40,048
Net income	—	—	—	5,903	—	—		5,903
Other comprehensive income, net of tax	—	—	—	—	199	—		199
Dividends on common stock	—	—	—	(2,062)	—	—		(2,062)
Issuance of common stock and other, net	—	—	74	—	—	—		74
Noncontrolling interest contributions	—	—	—	—	—	214	(a)	214
Purchases of treasury stock	—	(1,004)	—	—	—	—		(1,004)
Balance, December 31, 2013	$178	$(6,095)	$7,515	$41,831	$(303)	$246		$43,372
Net income	—	—	—	616	—	—		616
Other comprehensive income, net of tax	—	—	—	—	(76)	—		(76)
Dividends on common stock	—	—	—	(2,252)	—	—		(2,252)
Issuance of common stock and other, net	—	—	84	—	—	—		84
Distribution of California Resources stock to shareholders	—	—	—	(4,128)	22	—		(4,106)
Noncontrolling interest distributions, net	—	—	—	—	—	(246)	(a)	(246)
Purchases of treasury stock	—	(2,433)	—	—	—	—		(2,433)
Balance, December 31, 2014	$178	$(8,528)	$7,599	$36,067	$(357)	$—		$34,959

(a)	Reflects contributions (disposition) from the noncontrolling interest in BridgeTex Pipeline which was sold in the fourth quarter 2014.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries
in millions

For the years ended December 31,	2014	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$630	$5,903	$4,598
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(760)	(971)	(769)
Depreciation, depletion and amortization of assets	4,261	4,203	3,585
Deferred income tax provision	(1,178)	914	580
Other noncash charges to income	115	271	167
Asset impairments and related items	7,379	621	1,710
Gain on sale of equity investments	(2,505)	(1,175)	—
Undistributed earnings from equity investments	38	(3)	(30)
Dry hole expenses	99	70	151
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,413	(747)	452
(Increase) decrease in inventories	(112)	79	(242)
Decrease in other current assets	89	58	176
(Decrease) increase in accounts payable and accrued liabilities	(544)	255	(959)
(Decrease) increase in current domestic and foreign income taxes	(54)	369	1
Other operating, net	—	382	(370)
Operating cash flow from continuing operations	8,871	10,229	9,050
Operating cash flow from discontinued operations, net of taxes	2,197	2,549	2,249
Net cash provided by operating activities	11,068	12,778	11,299

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(8,930)	(7,357)	(7,874)
Change in capital accrual	542	149	13
Payments for purchases of assets and businesses	(1,687)	(606)	(2,084)
Sales of equity investments and assets, net	4,177	1,619	4
Other, net	(346)	(122)	78
Investing cash flow from continuing operations	(6,244)	(6,317)	(9,863)
Investing cash flow from discontinued operations	(2,226)	(1,727)	(2,779)
Net cash used by investing activities	(8,470)	(8,044)	(12,642)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	(4,019)	—	—
Special cash distributions from California Resources	6,100	—	—
Proceeds from long-term debt	—	—	1,736
Payments of long-term debt	(107)	(690)	—
Proceeds from issuance of common stock	33	30	85
Purchases of treasury stock	(2,500)	(943)	(583)
Contributions from noncontrolling interest	375	214	32
Cash dividends paid	(2,210)	(1,553)	(2,128)
Other, net	2	9	12
Financing cash flow from continuing operations	(2,326)	(2,933)	(846)
Financing cash flow from discontinued operations	124	—	—
Net cash used by financing activities	(2,202)	(2,933)	(846)

Increase (decrease) in cash and cash equivalents	396	1,801	(2,189)
Cash and cash equivalents — beginning of year	3,393	1,592	3,781
Cash and cash equivalents — end of year	$3,789	$3,393	$1,592

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
In this report, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through various subsidiaries and affiliates. Occidental's principal businesses consist of three segments. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGLs) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing and other segment (midstream and marketing) gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity, and trades oil, NGLs, gas and power. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

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
Certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2014 presentation.
As a result of the spin-off of California Resources Corporation (California Resources) the statements of income and cash flows related to California Resources have been treated as discontinued operations for the years ended December 31, 2014, 2013 and 2012. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014. See Note 17 Spin-off of California Resources for additional information.

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

REVENUE RECOGNITION
Revenue is recognized from oil and gas production when title has passed to the customer, which occurs when the product is shipped. In international locations where oil is shipped by tanker, title passes when the tanker is loaded or product is received by the customer, depending on the shipping terms. This process occasionally causes a difference between actual production in a reporting period and sales volumes that have been recognized as revenue. Revenues from the production of oil and gas properties in which Occidental has an interest with other producers are recognized on the basis of Occidental’s net revenue interest.
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
The accompanying consolidated financial statements include assets of approximately $15 billion as of December 31, 2014, and net sales of approximately $7.3 billion for the year ended December 31, 2014, relating to Occidental’s operations in countries outside North America. Occidental operates some of its oil and gas business in countries that have experienced political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions, all of which increase Occidental's risk of loss or delayed or restricted production or may result in other adverse consequences. Occidental attempts to conduct its affairs so as to mitigate its exposure to such risks and would seek compensation in the event of nationalization.
Because Occidental’s major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental’s results of operations.
Also, see "Property, Plant and Equipment" below.

CASH AND CASH EQUIVALENTS
Cash equivalents are short-term, highly liquid investments that are readily convertible to cash. Cash equivalents were approximately $3.4 billion and $2.9 billion at December 31, 2014 and 2013, respectively.

RESTRICTED CASH
Restricted cash is the result of the separation of California Resources. As of December 31, 2014, there was $4.0 billion of cash restricted for the payment of dividends, payment of debt or share repurchases. Restricted cash must be used within 18 months of the date of distribution.

INVESTMENTS
Available-for-sale securities are recorded at fair value with any unrealized gains or losses included in accumulated other comprehensive income/loss (AOCI). Trading securities are recorded at fair value with unrealized and realized gains or losses included in net sales.
A decline in market value of any available-for-sale securities below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. To determine whether an impairment is other‑than‑temporary, Occidental considers all available information relevant to the investment, including past events and current conditions. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year‑end, and the general market condition in the geographic area or industry the investee operates in.

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

The following table summarizes the activity of capitalized exploratory well costs for continuing operations for the years ended December 31:

in millions	2014	2013	2012
Balance — Beginning of Year	$140	$124	$189
Additions to capitalized exploratory well costs pending the determination of proved reserves	462	337	400
Reclassifications to property, plant and equipment based on the determination of proved reserves	(423)	(271)	(389)
Spin-off of California Resources	(17)	—	—
Capitalized exploratory well costs charged to expense	(21)	(50)	(76)
Balance — End of Year	$141	$140	$124

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
Occidental performs impairment tests with respect to its proved properties whenever events or circumstances indicate that the carrying value of property may not be recoverable. If there is an indication the carrying amount of the asset may not be recovered due to declines in current and forward prices, significant changes in reserve estimates, changes in management's plans, or other significant events, management will evaluate the property for impairment. Under the successful efforts method, if the sum of the undiscounted cash flows is less than the carrying value of the proved property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period. Individual proved properties are grouped for impairment purposes at the lowest level for which there are identifiable cash flows, which is generally on a field by field basis. The fair value of impaired assets is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with those used by market participants. The impairment test incorporates a number of assumptions involving expectations of future cash flows which can change significantly over time. These assumptions include estimates of future product prices, contractual prices, estimates of risk-adjusted proved oil and gas reserves and estimates of future operating and development costs. See Note 15 for further discussion of asset impairments.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. At December 31, 2014, the net capitalized costs attributable to unproved properties were $2.0 billion. The unproved amounts are not subject to DD&A until they are classified as proved properties. Capitalized costs attributable to the properties become subject to DD&A when proved reserves are assigned to the property. If the exploration efforts are unsuccessful, or management decides not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions or other factors, the capitalized costs of the related properties would be expensed. The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results.

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

Fair Values - Recurring
Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs. Occidental utilizes the mid-point between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique. For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

➢
Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date. These derivatives are classified as Level 1. Over-the-Counter (OTC) bilateral financial commodity contracts, foreign exchange contracts, options and physical commodity forward purchase and sale contracts are generally classified as Level 2 and are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, and can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.

➢
Occidental values commodity derivatives based on a market approach that considers various assumptions, including quoted forward commodity prices and market yield curves. The assumptions used include inputs that are generally unobservable in the marketplace, or are observable but have been adjusted based upon various assumptions and the fair value is designated as Level 3 within the valuation hierarchy.

Occidental generally uses an income approach to measure fair value when there is not a market-observable price for an identical or similar asset or liability. This approach utilizes management's judgments regarding expectations of projected cash flows, and discounts those cash flows using a risk-adjusted discount rate.

ACCRUED LIABILITIES—CURRENT
Accrued liabilities include accrued payroll, commissions and related expenses of $361 million and $459 million at December 31, 2014 and 2013, respectively.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Occidental records environmental reserves and related charges and expenses for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews reserves and adjusts them as new information becomes available. Occidental records environmental reserves on a discounted basis when it deems the aggregate amount and timing of cash payments to be reliably determinable at the time the reserves are established. The reserve methodology with respect to discounting for a specific site is not modified once it is established. The amount of discounted environmental reserves is insignificant. Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable. As of December 31, 2014, 2013 and 2012, Occidental did not have any accruals for reimbursements or recoveries.

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
The following table summarizes the activity of the asset retirement obligation, of which $1,024 million and $1,283 million is included in deferred credits and other liabilities - other, with the remaining current portion in accrued liabilities at December 31, 2014 and 2013, respectively.

For the years ended December 31, (in millions)	2014	2013
Beginning balance	$1,332	$1,266
Liabilities incurred – capitalized to PP&E	57	101
Liabilities settled and paid	(78)	(72)
Accretion expense	69	68
Acquisitions, dispositions and other – changes in PP&E	(11)	(10)
Spin-off of California Resources	(399)	—
Revisions to estimated cash flows – changes in PP&E	121	(21)
Ending balance	$1,091	$1,332

DERIVATIVE INSTRUMENTS
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash-flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged. Realized gains or losses from cash-flow hedges, and any ineffective portion, are recorded as a component of net sales in the consolidated statements of income. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses from derivative instruments are reported net in the consolidated statements of income. There were no fair value hedges as of and during the years ended December 31, 2014, 2013 and 2012.
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
For cash- and stock-settled restricted stock units or incentive award shares (RSUs) and capital employed incentive awards and return on assets (ROCEI/ROAI), compensation value is initially measured on the grant date using the quoted market price of Occidental’s common stock and the estimated payout at the grant date. For total shareholder return incentives (TSRIs), compensation value is initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model. Compensation expense for RSUs, ROCEI/ROAI and TSRIs is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting or performance periods. Compensation expense for the dividends accrued on unvested awards is adjusted quarterly for any changes in stock price and the number of share equivalents expected to be paid based on the relevant performance and market criteria, if applicable. All such performance or stock-price-related changes are recognized in periodic compensation expense. The stock-settled portion of these awards is expensed using the initially measured compensation value.

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

RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
Occidental recognizes the overfunded or underfunded amounts of its defined benefit pension and postretirement plans, which are more fully described in Note 13, in its financial statements using a December 31 measurement date.
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

SUPPLEMENTAL CASH FLOW INFORMATION
Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $2.9 billion, $1.8 billion and $2.3 billion during the years ended December 31, 2014, 2013 and 2012, respectively. Occidental also paid production, property and other taxes of approximately $610 million, $606 million and $524 million during the years ended December 31, 2014, 2013 and 2012, respectively, substantially all of which was in the United States. Interest paid totaled approximately $219 million, $238 million and $190 million, net of capitalized interest of $180 million, $137 million and $100 million, for the years 2014, 2013 and 2012, respectively.

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

2014
In December 2014, Occidental spent $1.3 billion on an acquisition in the Permian Basin totaling approximately 100,000 net acres. The assets acquired include primarily unproved oil and gas property leases and the related existing lease contracts, permits, licenses, easements, and equipment located on the properties.
On November 30, 2014, the spin-off of California Resources was completed through the pro rata distribution of 81.3 percent of the outstanding shares of common stock of California Resources to holders of Occidental common stock. See Note 17 Spin-off of California Resources.
In November 2014, Occidental entered into an agreement with Plains All American Pipeline, L.P., Plains GP Holdings, L.P. (Plains Pipeline), and Magellan Midstream Partners, L.P. (Magellan) to sell its interest in the BridgeTex Pipeline Company, LLC (BridgeTex), which owns the BridgeTex Pipeline. The sale of Occidental's interest in BridgeTex includes two transactions: Plains Pipeline purchased Occidental's interest in BridgeTex for $1.075 billion, and Magellan acquired Occidental's interest in the southern leg of the BridgeTex Pipeline for $75 million. Occidental recognized a pre-tax gain of $633 million.
Concurrent with the sale of its interest in the BridgeTex Pipeline Company, LLC, Occidental sold a portion of Plains Pipeline for pre-tax proceeds of $1.7 billion, resulting in a pre-tax gain of $1.4 billion.
In February 2014, Occidental entered into an agreement to sell its Hugoton Field operations in Kansas, Oklahoma and Colorado for pre-tax proceeds of $1.4 billion. The transaction was completed in April 2014 and, after taking into account purchase price adjustments, it resulted in pre-tax proceeds of $1.3 billion. Occidental recorded a pre-tax gain on sale of $531 million.

2013
During the year ended December 31, 2013, Occidental paid approximately $0.5 billion to acquire certain domestic oil and gas properties.
In October 2013, Occidental sold a portion of its equity interest in Plains Pipeline for approximately $1.4 billion, resulting in a pre-tax gain of approximately $1.0 billion. In addition, Occidental and Mexichem, S.A.B. de C.V. (Mexichem) formed Ingleside Ethylene, LLC (Ingleside) to build and operate an ethane steam cracking unit capable of producing 1.2 billion pounds of ethylene per year (Cracker), which is expected to begin operating in 2017. With the ethylene produced from the Cracker, Occidental will produce vinyl chloride monomer (VCM), of which Mexichem has contracted to purchase a substantial majority. As of December 31, 2013, Occidental had invested approximately $23 million in Ingleside for its portion of construction costs.
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

2012
During the year ended December 31, 2012, Occidental paid approximately $1.9 billion for domestic oil and gas properties in the Permian Basin, Williston Basin and South Texas.
In November 2012, Occidental and Magellan formed BridgeTex Pipeline Company, LLC to construct the BridgeTex Pipeline, which began service in the second half of 2014.

NOTE 3	ACCOUNTING AND DISCLOSURE CHANGES

RECENTLY ADOPTED ACCOUNTING AND DISCLOSURE CHANGES

In January 2015, the Financial Accounting Standards Board (FASB) issued rules which eliminate from GAAP the concept of extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The rules are not expected to have an impact on Occidental’s financial statements upon adoption.
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

Net carrying values of inventories valued under the LIFO method were approximately $199 million and $205 million at December 31, 2014 and 2013, respectively. Inventories consisted of the following:

Balance at December 31, (in millions)	2014	2013
Raw materials	$71	$74
Materials and supplies	585	628
Finished goods	485	589
	1,141	1,291
Revaluation to LIFO	(89)	(91)
Total	$1,052	$1,200

NOTE 5	LONG-TERM DEBT

Long-term debt consisted of the following:

Balance at December 31, (in millions)	2014	2013
1.75% senior notes due 2017	$1,250	$1,250
4.10% senior notes due 2021	1,249	1,249
2.70% senior notes due 2023	1,191	1,224
3.125% senior notes due 2022	813	887
4.125% senior notes due 2016	750	750
2.5% senior notes due 2016	700	700
1.50% senior notes due 2018	500	500
8.45% senior notes due 2029	116	116
9.25% senior debentures due 2019	116	116
7.2% senior debentures due 2028	82	82
Variable rate bonds due 2030 (0.04% as of December 31, 2014 and 2013)	68	68
8.75% medium-term notes due 2023	22	22
	6,857	6,964
Less:
Unamortized discount, net	(19)	(25)
Current maturities	—	—
Total	$6,838	$6,939

Occidental has a bank credit facility (Credit Facility) with a $2.0 billion commitment expiring in 2019. No amounts have been drawn under this Credit Facility. Up to $1.0 billion of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings. Additionally, Occidental paid average annual facility fees of 0.07 percent in 2014 on the total commitment amounts of the Credit Facility.
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
As of December 31, 2014, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.
In 2014, Occidental repurchased approximately $107 million of various senior notes due in 2022 and later.
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
Occidental has provided guarantees on Dolphin Energy's debt, which are limited to certain political and other events. At December 31, 2014 and 2013, Occidental’s total guarantees were not material and a substantial majority of the amounts consisted of limited recourse guarantees on approximately $336 million and $354 million, respectively, of Dolphin’s debt. The fair value of the guarantees was immaterial.
Occidental has guaranteed certain obligations of its subsidiaries for various letters of credit, indemnities and commitments. Marketing guarantees provided to third parties for California Resources total approximately $161 million as of December 31, 2014. The fair value of the marketing guarantees and other obligations of California Resources guaranteed by Occidental were immaterial.
At December 31, 2014, principal payments on long-term debt aggregated approximately $6.9 billion, of which none is due in 2015, $1.5 billion is due in 2016, $1.3 billion is due in 2017, $0.5 billion is due in 2018, $0.1 billion is due in 2019 and $3.5 billion is due in 2020 and thereafter.
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments' maturities. The estimated fair values of Occidental’s debt at December 31, 2014 and 2013, substantially all of which were classified as Level 1, were approximately $7.0 billion and $7.1 billion, respectively, compared to carrying values of approximately $6.9 billion and $7.0 billion, respectively. Occidental's exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not material. As of December 31, 2014 and 2013, variable-rate debt constituted approximately one percent of Occidental's total debt.

NOTE 6	LEASE COMMITMENTS

Operating lease agreements include leases for transportation equipment, power plants, machinery, terminals, storage facilities, land and office space. Occidental’s operating lease agreements frequently include renewal or purchase options and require the Company to pay for utilities, taxes, insurance and maintenance expenses. At December 31, 2014, future net minimum lease payments for noncancelable operating leases (excluding oil and gas and other mineral leases, utilities, taxes, insurance and maintenance expense) were the following:

(in millions)	Amount
2015	$192
2016	169
2017	161
2018	168
2019	104
Thereafter	592
Total minimum lease payments	$1,386

Rental expense for operating leases, net of sublease rental income for continuing operations, was $155 million in 2014, $196 million in 2013 and $165 million in 2012. Rental expense was net of sublease income of $4 million in 2014, $3 million in 2013 and $4 million in 2012.

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
Refer to Note 1 for Occidental’s accounting policy on derivatives.

Cash-Flow Hedges
Occidental’s marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities. Derivative instruments used to fix margins on the future sales of the stored volumes ended March 31, 2014. As of December 31, 2014, Occidental did not have any cash-flow hedges on stored volumes of natural gas. At December 31, 2013, Occidental had approximately 11 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 13 billion cubic feet of stored natural gas.

The following table presents the after-tax gains and losses recognized in, and reclassified to income from, AOCI, for derivative instruments classified as cash-flow hedges for the years ended December 31, 2014 and 2013:

	After-tax
As of December 31, (in millions)	2014	2013
Unrealized losses recognized in AOCI	$(5)	$(3)
Losses (Gains) reclassified to income	$8	$(4)

Occidental reclassified all of the outstanding balances as of 2013 net after-tax derivative losses from AOCI into net sales during 2014. The amount of the ineffective portion of cash-flow hedges was immaterial for the years ended December 31, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments
The following table summarizes Occidental's net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of December 31, 2014 and 2013:

	Net Outstanding Position Long / (Short)
Commodity	2014	2013
Oil (million barrels)	(9)	(22)
Natural gas (billion cubic feet)	(32)	(10)
CO2 (million cubic feet)	621	—

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.
Occidental fulfills its short positions through its own production or by third-party purchase contracts. Subsequent to December 31, 2014, Occidental entered into purchase contracts for a substantial portion of the outstanding positions at year-end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.
Approximately $71 million net loss and $11 million net gain from derivatives not designated as hedging instruments were recognized in net sales for the years ended December 31, 2014 and 2013, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of December 31, 2014 and 2013:

(in millions)
December 31, 2014	Asset Derivatives Balance Sheet Location	Fair Value	Liability Derivatives Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$—
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		$—		$—
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	$828	Accrued liabilities	$886
	Long-term receivables and other assets, net	11	Deferred credits and other liabilities	110
		839		996
Total gross fair value		839		996
Less: counterparty netting and cash collateral (b) (d)		(742)		(756)
Total net fair value of derivatives		$97		$240

(in millions)
December 31, 2013	Asset Derivatives Balance Sheet Location	Fair Value	Liability Derivatives Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$4
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		$—		$4
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	$367	Accrued liabilities	$407
	Long-term receivables and other assets, net	13	Deferred credits and other liabilities	11
		380		418
Total gross fair value		380		422
Less: counterparty netting and cash collateral (c) (d)		(329)		(364)
Total net fair value of derivatives		$51		$58

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of December 31, 2014, collateral received of zero has been netted against derivative assets and collateral paid of $8 million has been netted against derivative liabilities.

(c)	As of December 31, 2013, collateral received of $11 million has been netted against derivative assets and collateral paid of $46 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $44 million and $103 million as of December 31, 2014 and 2013, respectively, deposited by Occidental, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated balance sheets.

See Note 15 for fair value measurement disclosures on derivatives.

Credit Risk
A majority of Occidental’s derivative transaction volumes are executed through exchange-traded contracts, which are subject to minimal credit risk as a significant portion of these transactions is settled on a daily margin basis with select clearinghouses and brokers. Occidental executes the rest of its derivative transactions in the OTC market. Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments. Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate. Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary.
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. As of December 31, 2014 and 2013, Occidental had a net liability of $4 million and $8 million, respectively, which are net of collateral posted of $3 million and $23 million, respectively. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of December 31, 2014 and 2013.

Foreign Currency Risk
Occidental’s foreign operations have limited currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and limiting cash positions in foreign currencies to levels necessary for operating purposes.  A vast majority of international oil sales are denominated in United States dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the United States dollar as the functional currency. As of December 31, 2014, the fair value of foreign currency derivatives used in the trading operations was immaterial. The effect of exchange rates on transactions in foreign currencies is included in periodic income.

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
As of December 31, 2014, Occidental participated in or monitored remedial activities or proceedings at 145 sites, excluding seven sites transferred to California Resources prior to December 31, 2014. The following table presents Occidental’s environmental remediation reserves as of December 31, 2014, 2013 and 2012, the current portion of which is included in accrued liabilities ($79 million in 2014, $78 million in 2013 and $80 million in 2012) and the remainder in deferred credits and other liabilities — other ($255 million in 2014, $252 million in 2013 and $264 million in 2012). The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

($ amounts in millions)	2014		2013		2012
	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance
NPL sites	30	$23	31	$25	35	$54
Third-party sites	67	101	74	83	75	84
Occidental-operated sites	17	107	20	118	22	123
Closed or non-operated Occidental sites	31	103	32	104	29	83
Total	145	$334	157	$330	161	$344

As of December 31, 2014, Occidental’s environmental reserves exceeded $10 million each at 11 of the 145 sites described above, and 98 of the sites had reserves from $0 to $1 million each.
As of December 31, 2014, two sites — a landfill in western New York owned by Occidental and a former refinery in Louisiana — accounted for 62 percent of its reserves associated with NPL sites. In connection with a 1986 acquisition, Maxus Energy Corporation has retained the liability and is indemnifying Occidental for 14 of the remaining NPL sites.
As of December 31, 2014, Maxus has also retained the liability and is indemnifying Occidental for 8 of the 67 third-party sites. Four of the remaining 59 third-party sites — a former copper mining and smelting operation in Tennessee, a containment and removal project in Tennessee, a former chemical plant in Ohio and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for 56 percent of Occidental’s reserves associated with these sites.
Four sites — chemical plants in Kansas, Louisiana and New York and a group of oil and gas properties in the southwestern United States — accounted for 62 percent of the reserves associated with the Occidental-operated sites.
Four other sites — a landfill in western New York, former chemical plants in Tennessee and Delaware and a closed coal mine in Pennsylvania — accounted for 63 percent of the reserves associated with closed or non-operated Occidental sites.
Environmental reserves vary over time depending on factors such as acquisitions or dispositions, identification of additional sites and remedy selection and implementation. The following table presents environmental reserve activity for the past three years:

(in millions)	2014	2013	2012
Balance — Beginning of Year	$330	$344	$360
Remediation expenses and interest accretion	79	60	56
Spin-off of California Resources	(7)	—	—
Payments	(68)	(74)	(72)
Balance — End of Year	$334	$330	$344

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

ENVIRONMENTAL COSTS
Occidental’s environmental costs, some of which include estimates, are presented below for each segment for each of the years ended December 31:

(in millions)	2014	2013	2012
Operating Expenses
Oil and Gas	$103	$100	$116
Chemical	80	75	70
Midstream and Marketing	11	13	13
	$194	$188	$199
Capital Expenditures
Oil and Gas	$143	$67	$79
Chemical	35	14	18
Midstream and Marketing	11	5	8
	$189	$86	$105
Remediation Expenses
Corporate	$79	$60	$56

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
Occidental has entered into a written settlement agreement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of Diamond Shamrock Chemicals Company (DSCC) and historic operations of DSCC’s Lister Avenue Plant. In December 2014, the settlement was approved by the court. Under the settlement agreement (State Settlement) Occidental will pay the State $190 million and, under certain circumstances, perform or fund future work on behalf of the State along a portion of the Passaic River. When Occidental acquired the stock of DSCC in 1986, Maxus Energy Corporation, a subsidiary of YPF S.A. (Maxus), retained liability for the Lister Avenue Plant, which is part of the Diamond Alkali Superfund Site, as well as other sites. Maxus is also obligated to indemnify Occidental for the State of New Jersey settlement. Occidental is pursuing Maxus to recover the settlement costs. The State Settlement does not cover any potential Occidental share of costs associated with the EPA’s proposed clean-up plan of the Passaic River announced in April 2014. Maxus is also responsible for federal clean-up or other costs associated with the Lister Avenue Plant and the Diamond Alkali Superfund Site.
Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of December 31, 2014 and 2013 were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.
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
OPC, its subsidiaries, or both, have entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. At December 31, 2014, total purchase obligations were $10 billion, which included approximately $3.3 billion, $1.7 billion, $1.0 billion, $0.7 billion and $0.5 billion that will be paid in 2015, 2016, 2017, 2018 and 2019, respectively. Included in the purchase obligations are commitments for major fixed and determinable capital expenditures during 2015 and thereafter, which were approximately $1.4 billion.
OPC, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2014, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10	DOMESTIC AND FOREIGN INCOME TAXES

The domestic and foreign components of income from continuing operations before domestic and foreign income taxes were as follows:

For the years ended December 31, (in millions)	Domestic	Foreign	Total
2014	$(732)	$2,273	$1,541
2013	$3,399	$4,747	$8,146
2012	$852	$5,636	$6,488

The provisions (credits) for domestic and foreign income taxes on continuing operations consisted of the following:

For the years ended December 31, (in millions)	United States Federal	State and Local	Foreign	Total
2014
Current	$870	$81	$1,912	$2,863
Deferred	(1,037)	(71)	(70)	(1,178)
	$(167)	$10	$1,842	$1,685
2013
Current	$113	$17	$2,170	$2,300
Deferred	883	48	(17)	914
	$996	$65	$2,153	$3,214
2012
Current	$(308)	$4	$2,383	$2,079
Deferred	519	20	41	580
	$211	$24	$2,424	$2,659

The following reconciliation of the United States federal statutory income tax rate to Occidental’s worldwide effective tax rate on income from continuing operations is stated as a percentage of pre-tax income:

For the years ended December 31,	2014	2013	2012
United States federal statutory tax rate	35%	35%	35%
Other than temporary loss on available for sale investment in California Resources stock	12	—	—
Operations outside the United States	65	5	6
State income taxes, net of federal benefit	1	1	1
Other	(4)	(1)	(1)
Worldwide effective tax rate	109%	40%	41%

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2014 and 2013 were as follows:

	2014		2013
Tax effects of temporary differences (in millions)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, plant and equipment differences	$—	$4,081	$—	$8,363
Equity investments, partnerships and foreign subsidiaries	—	—	—	225
Environmental reserves	123	—	121	—
Postretirement benefit accruals	379	—	376	—
Deferred compensation and benefits	208	—	222	—
Asset retirement obligations	307	—	407	—
Foreign tax credit carryforwards	1,765	—	1,091	—
Federal benefit of state income taxes	85	—	136	—
All other	274	221	344	82
Subtotal	3,141	4,302	2,697	8,670
Valuation allowance	(1,744)	—	(1,074)	—
Total deferred taxes	$1,397	$4,302	$1,623	$8,670

The current portion of total deferred tax assets was $110 million and $150 million as of December 31, 2014 and 2013, respectively, which was reported in other current assets. Total deferred tax assets were $1.4 billion and $1.6 billion as of December 31, 2014 and 2013, respectively, the noncurrent portion of which is netted against deferred tax liabilities. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The reduction in net deferred tax liabilities from 2013 to 2014 was primarily due to the spin-off of California Resources. See Note 17 Spin-off of California Resources.
Occidental had, as of December 31, 2014, foreign tax credit carryforwards of $1.8 billion, which expire in varying amounts through 2024, and various state operating loss carryforwards, which have varying carryforward periods through 2025. Occidental's valuation allowance provides for substantially all of the foreign tax credit and state operating loss carryforwards.
A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries aggregating approximately $9.9 billion, net of foreign taxes, at December 31, 2014, as it is Occidental’s intention, generally, to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $140 million would be required, assuming utilization of available foreign tax credits.
Discontinued operations include income tax charges of $454 million, $550 million and $466 million in 2014, 2013 and 2012, respectively.
Additional paid-in capital was credited $4 million in 2014, $6 million in 2013 and $8 million in 2012 for an excess tax benefit from the exercise of certain stock-based compensation awards.
As of December 31, 2014, Occidental had liabilities for unrecognized tax benefits of approximately $61 million included in deferred credits and other liabilities – other, all of which, if subsequently recognized, would favorably affect Occidental’s effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the years ended December 31, (in millions)	2014	2013
Balance at January 1,	$61	$76
Reductions based on tax positions related to prior years and settlements	—	(15)
Balance at December 31,	$61	$61

Management believes it is unlikely that Occidental’s liabilities for unrecognized tax benefits related to existing matters would increase or decrease within the next 12 months by a material amount. Occidental cannot reasonably estimate a range of potential changes in such benefits due to the unresolved nature of the various audits. Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income taxes and these amounts were not material for the years ended December 31, 2014, 2013 and 2012.
Occidental is subject to audit by various tax authorities in varying periods. See Note 9 for a discussion of these matters.

NOTE 11	STOCKHOLDERS' EQUITY

The following is a summary of common stock issuances:

Shares in thousands	Common Stock
Balance, December 31, 2011	886,809
Issued	1,746
Options exercised and other, net	246
Balance, December 31, 2012	888,801
Issued	826
Options exercised and other, net	292
Balance, December 31, 2013	889,919
Issued	584
Options exercised and other, net	55
Balance, December 31, 2014	890,558

TREASURY STOCK
On October 2, 2014, Occidental increased the total number of shares authorized for its share repurchase program by 60 million shares to 185 million shares total; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time. In 2014 and 2013, respectively, Occidental purchased 25.8 million and 10.3 million shares under the program at an average cost of $93.40 and $94.42 per share, respectively. Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan during each year. As of December 31, 2014, 2013 and 2012, treasury stock shares numbered 120.0 million, 93.9 million and 83.3 million, respectively.

NONREDEEMABLE PREFERRED STOCK
Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. At December 31, 2014, 2013 and 2012, Occidental had no outstanding shares of preferred stock.

EARNINGS PER SHARE
The following table presents the calculation of basic and diluted EPS for the years ended December 31:

(in millions, except per-share amounts)	2014	2013	2012
Basic EPS
(Loss) / Income from continuing operations	$(130)	$4,932	$3,829
Less: Income from continuing operations attributable to noncontrolling interest	(14)	—	—
(Loss) / Income from contributing operations attributable to common stock	(144)	4,932	3,829
Discontinued operations, net	760	971	769
Net income	616	5,903	4,598
Less: Net income allocated to participating securities	—	(13)	(8)
Net income, net of participating securities	$616	$5,890	$4,590
Weighted average number of basic shares	781.1	804.1	809.3
Basic EPS	$0.79	$7.33	$5.67

Diluted EPS
Net income, net of participating securities	$616	$5,890	$4,590
Weighted average number of basic shares	781.1	804.1	809.3
Dilutive securities	—	0.5	0.7
Total diluted weighted average common shares	781.1	804.6	810.0
Diluted EPS	$0.79	$7.32	$5.67

ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisted of the following after-tax amounts:

Balance at December 31, (in millions)	2014	2013
Foreign currency translation adjustments	$(7)	$(5)
Unrealized losses on derivatives	(11)	(14)
Pension and post-retirement adjustments (a)	(339)	(284)
Total	$(357)	$(303)

(a)	See Note 13 for further information.

NOTE 12	STOCK-BASED INCENTIVE PLANS

Occidental has established several plans that allow it to issue stock-based awards including in the form of RSUs, stock options (Options), stock appreciation rights (SARs), ROCEI/ROAI and TSRIs. An aggregate of 66 million shares of Occidental common stock were authorized for issuance and approximately 17 million shares had been issued through December 31, 2014. Of the remaining shares, only approximately 20 million shares are available for grants of future awards because a plan provision requires each share covered by an award (other than Options and SARs) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than 20 million depending on the type of award granted. Additionally, under the plan, the shares available for future awards may increase, depending on the award type, by the number of shares currently unvested or forfeitable, or three times that number as applicable, that (i) fail to vest, (ii) are forfeited or canceled, or (iii) correspond to the portion of any stock-based awards settled in cash.
During 2014, non-employee directors were granted awards for 28,283 shares of common stock. Compensation expense for these awards was measured using the quoted market price of Occidental's common stock on the grant date and was fully recognized at that time.

California Resources Spin-off Adjustments
In connection with the separation of California Resources, Occidental entered into an Employee Matters Agreement with California Resources, which provided that employees of California Resources no longer participate in incentive programs sponsored or maintained by Occidental. Pursuant to the Employee Matters Agreement, Occidental made certain adjustments, using volumetric weighted-average prices for the 4-day period immediately prior to and immediately following the separation, to the exercise price and number of share-based compensation awards, with the intention of preserving the intrinsic value of the awards immediately prior to the separation for all Occidental employees. These adjustments are summarized as follows:

➢
Any unvested long-term incentive award units or shares, including Total Shareholder Return Incentives (TSRI), Return on Capital Employed Incentives (ROCEI), Return on Asset Incentives (ROAI), Restricted Stock Incentives (RSI), Long-Term Incentives (LTI) and Phantom Share Units (PHSU) were adjusted by multiplying the pre-spin number of units held by the quotient of the simple average of the volume weighted average price per share of Oxy stock for the four trading days immediately prior to and the four trading days immediate after the date of spin-off. Post-spin units were rounded up to the next whole number.

➢	For outstanding option awards, the strike price was adjusted (reduced) by the same quotient as described above.

➢	Performance periods, performance targets and vesting dates of Long-Term Incentive awards were not adjusted.

➢	Pursuant to the terms of all outstanding TSRI awards, the spin-off was treated as a dividend.
The separation-related adjustments did not have a material impact on either compensation expense for the year ended December 31, 2014, or the number of potentially dilutive securities as of December 31, 2014.

The following table summarizes total share-based compensation expense recognized in income related to continuing and discontinued operations and the associated tax benefit for the years ended December 31:

For the years ended December 31, (in millions)	2014	2013	2012
Compensation expense	$129	$152	$78
Income tax benefit recognized in the income statement	46	55	29
Intrinsic value of options and stock-settled SARs exercised	5	24	18
Cash paid (a)	95	96	83
Fair value of RSUs and TSRIs vested during the year (b)	56	83	28

(a)	Includes cash paid under the cash-settled portion of the SARs, RSUs and TSRIs.

(b)	As measured on the vesting date for the stock-settled portion of the RSUs and TSRIs.

As of December 31, 2014, unrecognized compensation expense for all unvested stock-based incentive awards was $160 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.

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
The weighted-average, grant-date fair values of cash-settled RSUs granted in 2014, 2013 and 2012 were $100.95, $89.70, and $84.38 per share, respectively. The weighted-average, grant-date fair values of the stock-settled RSUs granted in 2014, 2013, and 2012 were $101.77, $90.35 and $84.81, respectively.
A summary of changes in Occidental’s unvested cash- and stock-settled RSUs during the year ended December 31, 2014 is presented below:

	Cash-Settled		Stock-Settled
	RSUs (000's)	Weighted-Average Grant-Date Fair Value	RSUs (000's)	Weighted-Average Grant-Date Fair Value
Unvested at January 1	1,431	$90.12	1,607	$90.26
Granted	726	100.95	785	101.77
Vested	(641)	92.46	(553)	94.34
Shares issued upon California Resources spin-off	76	—	95	—
Shares forfeited by employees of California Resources	(396)	90.70	(412)	93.30
Forfeitures	(79)	91.00	(97)	92.13
Unvested at December 31	1,117	89.42	1,425	88.98

TSRIs
Certain executives are awarded TSRIs that vest at the end of a three-year period following the grant date if performance targets are certified as being met. TSRIs granted in July 2014 and 2013 have payouts that range from 0 to 150 percent of the target award; TSRIs granted in 2012 have payouts that range from 0 to 100 percent of the maximum award. All outstanding TSRIs settle fully in stock once certified. Dividend equivalents for TSRIs are accumulated and paid upon vesting for the number of vested shares.
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

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of TSRIs were as follows:

	TSRIs
Year Granted	2014	2013	2012
Assumptions used:
Risk-free interest rate	1.0%	0.6%	0.4%
Dividend yield	2.8%	2.8%	2.6%
Volatility factor	27%	30%	34%
Expected life (years)	3	3	3
Grant-date fair value of underlying Occidental common stock	$101.95	$91.97	$84.57

A summary of Occidental’s unvested TSRIs as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	TSRIs
	Awards (000’s)	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested at January 1 (a)	832	$92.49
Granted (a)	106	101.95
Vested (a)	(300)	102.97
Forfeitures	(16)	90.65
Shares issued upon California Resources spin-off	33	—
Shares forfeited by employees of California Resources	(82)	87.28
Unvested at December 31 (a)	573	84.22

(a)	Presented at the target or mid-point payouts.

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

The following is a summary of Option and SAR transactions during the year ended December 31, 2014:

	Cash-Settled				Stock-Settled
	SARs (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (000’s)	SARs & Options (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (000’s)
Beginning balance, January 1	352	$24.66			145	$42.11
Exercised	(352)	$24.66			(87)	$38.00
Shares issued upon California Resources spin-off	—	$—			3	$47.87
Ending balance, December 31	—	$—	—	$—	61	$45.78	1.3	$2,125
Exercisable at December 31	—	$—	—	$—	61	$45.78	1.3	$2,125

ROCEI / ROAI
During 2014, Occidental also granted approximately 141,000 share-equivalents to certain employees that vest at the end of a three-year period beginning January 1, 2015, if performance targets based on return on assets of the applicable segment or return on capital employed are certified as being met. These awards are settled in stock at the time of vesting, with payouts that range from 0 to 200 percent of the target award. Dividend equivalents are accumulated and paid upon vesting for the number of vested shares.

	ROCEI / ROAI
	Awards (000's)	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested at January 1	158	$91.90
Granted	141	101.95
Shares issued upon California Resources spin-off	16	—
Shares forfeited by employees of California Resources	(33)	87.28
Unvested at December 31	282	92.25

NOTE 13	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

DEFINED CONTRIBUTION PLANS
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, age, level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that restores benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $163 million and $166 million as of December 31, 2014 and 2013, respectively, and Occidental expensed $146 million in 2014, $140 million in 2013 and $137 million in 2012 under the provisions of these defined contribution and supplemental retirement plans.

DEFINED BENEFIT PLANS
Participation in defined benefit plans is limited and approximately 700 domestic and 1,300 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.
Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

POSTRETIREMENT AND OTHER BENEFIT PLANS
Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. Occidental generally funds the benefits as they are paid during the year. These benefit costs, including the postretirement costs, were approximately $215 million in 2014, $229 million in 2013 and $218 million in 2012.

SPIN-OFF OF CALIFORNIA RESOURCES
In connection with the spin-off of California Resources, Occidental entered into an Employee Matters Agreement with California Resources, see Note 17, which provides that employees of California Resources no longer participate in benefit plans sponsored or maintained by Occidental as of the separation date. Upon separation, the Occidental pension and postretirement plans transferred assets and obligations to the California Resources plans resulting in a net decrease in sponsored pension and postretirement plan obligations of $15 million and $72 million, respectively. Additionally, as a result of the transfer of unrecognized losses to California Resources, deferred income taxes and other comprehensive income decreased $14 million and $36 million, respectively.

OBLIGATIONS AND FUNDED STATUS
The following tables show the amounts recognized in the consolidated balance sheets of Occidental related to its pension and postretirement benefit plans and their funding status, obligations and plan asset fair values:

(in millions)	Pension Benefits		Postretirement Benefits
As of December 31,	2014	2013	2014	2013
Amounts recognized in the consolidated balance sheet:
Other assets	$57	$104	$—	$—
Accrued liabilities	(6)	(6)	(57)	(58)
Deferred credits and other liabilities — other	(68)	(83)	(980)	(958)
	$(17)	$15	$(1,037)	$(1,016)
AOCI included the following after-tax balances:
Net loss	$83	$66	$255	$225
Prior service cost	—	1	1	2
	$83	$67	$256	$227

For the years ended December 31,
Changes in the benefit obligation:
Benefit obligation — beginning of year	$523	$615	$1,016	$1,127
Service cost — benefits earned during the period	11	13	24	29
Interest cost on projected benefit obligation	23	24	44	43
Actuarial (gain) loss	53	(35)	83	(126)
Foreign currency exchange rate (gain) loss	(9)	(5)	—	—
Spin-off of California Resources	(105)	—	(72)	—
Benefits paid	(43)	(54)	(59)	(57)
Settlements	—	(35)	—	—
Benefit obligation — end of year	$453	$523	$1,036	$1,016

Changes in plan assets:
Fair value of plan assets — beginning of year	$538	$499	$—	$—
Actual return on plan assets	24	88	—	—
Employer contributions	7	29	—	—
Spin-off of California Resources	(90)	—	—	—
Benefits paid	(43)	(54)	—	—
Settlements	—	(24)	—	—
Fair value of plan assets — end of year	$436	$538	$—	$—
Funded/(Unfunded) status:	$(17)	$15	$(1,036)	$(1,016)

The following table sets forth details of the obligations and assets of Occidental's defined benefit pension plans:

(in millions)	Accumulated Benefit Obligation in Excess of Plan Assets		Plan Assets in Excess of Accumulated Benefit Obligation
As of December 31,	2014	2013	2014	2013
Projected Benefit Obligation	$173	$122	$280	$401
Accumulated Benefit Obligation	$168	$112	$280	$386
Fair Value of Plan Assets	$100	$39	$336	$499

Occidental does not expect any plan assets to be returned during 2015.

COMPONENTS OF NET PERIODIC BENEFIT COST
The following table sets forth the components of net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
For the years ended December 31, (in millions)	2014	2013	2012	2014	2013	2012
Net periodic benefit costs:
Service cost — benefits earned during the period	$11	$13	$13	$24	$29	$25
Interest cost on projected benefit obligation	23	24	27	44	43	42
Expected return on plan assets	(33)	(31)	(31)	—	—	—
Recognized actuarial loss	6	19	19	20	38	37
Other costs and adjustments	(8)	(13)	17	1	1	1
Net periodic benefit cost	$(1)	$12	$45	$89	$111	$105

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $10 million and zero, respectively. The estimated net loss and prior service cost for the defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $29 million and $1 million, respectively.

ADDITIONAL INFORMATION
The following table sets forth the weighted-average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2014		2013	2014	2013
Benefit Obligation Assumptions:
Discount rate	3.81%		4.45%	3.99%	4.75%
Rate of compensation increase	—	(a)	4.00%	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	4.45%		3.59%	4.75%	3.89%
Assumed long term rate of return on assets	6.50%		6.50%	—	—
Rate of compensation increase	4.00%	(a)	4.00%	—	—

(a)	Plans requiring a salary increase assumption were separated with California Resources.

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on the Aon/Hewitt AA-AAA Universe yield curve in 2014 and 2013. As of December 31, 2014, the use of a weighted average rate of increase in future compensation levels was not necessary as the retirement plans determining benefits using compensation were transferred in connection with the California Resources spin-off. At December 31, 2013, the weighted average rate of increase in future compensation levels was consistent with Occidental's past and anticipated future compensation increases for employees participating in retirement plans that determine benefits using compensation. The assumed long term rate of return on assets is estimated with regard to current market factors but within the context of historical returns for the asset mix that exists at year end.

In 2014, Occidental adopted the Society of Actuaries 2014 Mortality Tables Report and Mortality Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The updated mortality data reflects increasing life expectancies in the United States, and affected plans generally expect the value of the actuarial obligations to increase, depending on the specific demographic characteristics of the plan participants and the types of benefits. The changes in the mortality table results in an increase of $27 million and $98 million in the pension and postretirement benefit obligation at December 31, 2014.
For pension plans outside the United States, Occidental based its discount rate on rates indicative of government or investment grade corporate debt in the applicable country, taking into account hyperinflationary environments when necessary. The discount rates used for the foreign pension plans ranged from 1.5 percent to 10 percent at both December 31, 2014 and 2013. The average rate of increase in future compensation levels ranged from 1.5 percent to 10 percent in 2014, depending on local economic conditions.
The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and healthcare cost trend rates projected at an assumed U.S. Consumer Price Index (CPI) increase of 1.79 percent and 2.36 percent as of December 31, 2014 and 2013, respectively. Since 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI. For those union employees, Occidental projected that healthcare cost trend rates would decrease 0.25 percent per year from 7.75 percent in 2014 until they reach 5.0 percent in 2025, and remain at 5.0 percent thereafter. A 1-percent increase or a 1-percent decrease in these assumed healthcare cost trend rates would result in an increase of $55 million or a reduction of $47 million, respectively, in the postretirement benefit obligation as of December 31, 2014. The annual service and interest costs would not be materially affected by these changes.
The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors that, depending on the nature of the changes, could cause increases or decreases in the plan assets and liabilities.

FAIR VALUE OF PENSION PLAN ASSETS
Occidental employs a total return investment approach that uses a diversified blend of equity and fixed-income investments to optimize the long-term return of plan assets at a prudent level of risk. The investments are monitored by Occidental’s Pension and Retirement Trust and Investment Committee (Pension Committee) in its role as fiduciary. The Pension Committee, consisting of senior Occidental executives, selects and employs various external professional investment management firms to manage specific investments across the spectrum of asset classes. Equity investments are diversified across United States and non-United States stocks, as well as differing styles and market capitalizations. Other asset classes, such as private equity and real estate, may be used with the goals of enhancing long-term returns and improving portfolio diversification. The target allocation of plan assets is 65 percent equity securities and 35 percent debt securities. Investment performance is measured and monitored on an ongoing basis through quarterly investment portfolio and manager guideline compliance reviews, annual liability measurements and periodic studies.

The fair values of Occidental’s pension plan assets by asset category are as follows:

(in millions)	Fair Value Measurements at December 31, 2014 Using
Description	Level 1	Level 2	Level 3	Total
Asset Class:
U.S. government securities	$15	$—	$—	$15
Corporate bonds (a)	—	76	—	76
Common/collective trusts (b)	—	13	—	13
Mutual funds:
Bond funds	42	—	—	42
Blend funds	68	—	—	68
Common and preferred stocks (c)	196	—	—	196
Other	—	38	1	39
Total pension plan assets (d)	$321	$127	$1	$449

(in millions)	Fair Value Measurements at December 31, 2013 Using
Description	Level 1	Level 2	Level 3	Total
Asset Class:
U.S. government securities	$16	$—	$—	$16
Corporate bonds (a)	—	84	—	84
Common/collective trusts (b)	—	19	—	19
Mutual funds:
Bond funds	64	—	—	64
Blend funds	105	—	—	105
Value and growth funds	6	—	—	6
Common and preferred stocks (c)	201	—	—	201
Other	—	37	11	48
Total pension plan assets (d)	$392	$140	$11	$543

(a)	This category represents investment grade bonds of U.S. and non-U.S. issuers from diverse industries.

(b)	This category includes investment funds that primarily invest in U.S. and non-U.S. common stocks and fixed-income securities.

(c)	This category represents direct investments in common and preferred stocks from diverse U.S. and non-U.S. industries.

(d)	Amounts exclude net payables of approximately $13 million and $5 million as of December 31, 2014 and 2013, respectively.

The activity during the years ended December 31, 2014 and 2013, for the assets using Level 3 fair value measurements was insignificant. Occidental expects to contribute $6 million in cash to its defined benefit pension plans during 2015.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

For the years ended December 31, (in millions)	Pension Benefits	Postretirement Benefits
2015	$38	$58
2016	$37	$59
2017	$33	$59
2018	$32	$59
2019	$32	$60
2020— 2024	$191	$304

NOTE 14	INVESTMENTS AND RELATED-PARTY TRANSACTIONS

EQUITY INVESTMENTS
As of December 31, 2014 and 2013, investments in unconsolidated entities comprised $1.2 billion and $1.5 billion of equity-method investments, respectively.
As of December 31, 2014, Occidental’s equity investments consisted mainly of a 13-percent interest in Plains Pipeline, a 24.5-percent interest in the stock of Dolphin Energy, and various other partnerships and joint ventures. Equity investments paid dividends of $396 million, $447 million, and $526 million to Occidental in 2014, 2013 and 2012, respectively. As of December 31, 2014, cumulative undistributed earnings of equity-method investees since their respective acquisitions was immaterial. As of December 31, 2014, Occidental's investments in equity investees exceeded the underlying equity in net assets by approximately $632 million, of which almost $546 million represented goodwill and the remainder comprised intangibles amortized over their estimated useful lives.

The following table presents Occidental’s interest in the summarized financial information of its equity-method investments:

For the years ended December 31, (in millions)	2014	2013	2012
Revenues	$3,090	$3,373	$2,667
Costs and expenses	2,774	2,987	2,310
Net income	$316	$386	$357

As of December 31, (in millions)	2014	2013
Current assets	$1,127	$1,813
Non-current assets	$2,925	$4,412
Current liabilities	$771	$1,308
Long-term debt	$1,701	$2,506
Other non-current liabilities	$83	$163
Stockholders’ equity	$1,498	$2,248

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
In November 2014 and October 2013, Occidental sold a portion of its equity interest in Plains Pipeline for approximately $1.7 billion and $1.4 billion, resulting in pre-tax gains of approximately $1.4 billion and $1.0 billion, respectively.

AVAILABLE FOR SALE INVESTMENT IN CALIFORNIA RESOURCES STOCK
As part of Occidental's spin-off of its California oil and gas operations and related assets, Occidental retained an 18.7 percent interest in California Resources stock or approximately 71.5 million shares, which is recorded as an available for sale investment.
As a result of a declining trading price, Occidental recorded an other-than-temporary loss of $553 million for this available for sale investment as of December 31, 2014. At December 31, 2014, Occidental's available for sale investment in California Resources was $394 million.

RELATED-PARTY TRANSACTIONS
From time to time, Occidental purchases oil, NGLs, power, steam and chemicals from and sells oil, NGLs, gas, chemicals and power to certain of its equity investees and other related parties at market-related prices. During 2014, 2013 and 2012, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties:

For the years ended December 31, (in millions)	2014	2013	2012
Sales (a)	$835	$663	$419
Purchases	$6	$—	$8
Services	$27	$30	$17
Advances and amounts due from	$26	$67	$25
Amounts due to	$15	$3	$129

(a)
In 2014, 2013 and 2012, sales of Occidental-produced oil and NGLs to Plains Pipeline accounted for 46 percent, 72 percent and 80 percent of these totals, respectively. Additionally, Occidental conducts marketing and trading activities with Plains Pipeline for oil and NGLs. These transactions are reported in Occidental's income statement on a net margin basis. The sales amounts above include the net margins on such transactions, which were negligible.

NOTE 15	FAIR VALUE MEASUREMENTS

FAIR VALUES – RECURRING
The following tables provide fair value measurement information for assets and liabilities that are measured on a recurring basis:

(in millions)	Fair Value Measurements at December 31, 2014 Using			Netting and Collateral	Total Fair Value

Description	Level 1	Level 2	Level 3
Assets:
Commodity derivatives	$712	$127	$—	$(742)	$97
Available for sale investment	$394	$—	$—	$—	$394
Liabilities:
Commodity derivatives	$750	$246	$—	$(756)	$240

(in millions)	Fair Value Measurements at December 31, 2013 Using			Netting and Collateral	Total Fair Value

Description	Level 1	Level 2	Level 3
Assets:
Commodity derivatives	$185	$195	$—	$(329)	$51
Liabilities:
Commodity derivatives	$199	$223	$—	$(364)	$58

FAIR VALUES – NONRECURRING
As a result of the sharp decline of the forward price curve in the fourth quarter of 2014, Occidental recognized approximately $3.8 billion in pre-tax impairment charges related to proved oil and gas properties. Domestically, Occidental recognized $2.8 billion in pre-tax impairment charges related to domestic oil and gas properties primarily in the Williston Basin and gas and NGLs assets. Internationally, the remaining $1.0 billion related primarily to Bahrain.
The impairment tests, including the fair value estimation, incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves and, where applicable, contractual prices, estimates of oil and gas reserves, estimates of future expected operating and development costs and a risk adjusted discount rate of 8 percent. These properties were impacted by persistently low natural gas prices and the recent decline in oil prices in the United States changing management's development plans. Occidental used the income approach to measure the fair value of these properties, using inputs categorized as Level 3 in the fair value hierarchy.
In 2014, Occidental recognized approximately $111 million pre-tax charges related to the impairments of Chemical assets.

(in millions)	Fair Value Measurements at December 31, 2014 Using			Net Book Value (a)	Total Pre-tax (Non-cash) Impairment Loss

Description	Level 1	Level 2	Level 3
Assets:
Impaired proved oil and gas assets - domestic	$—	$—	$2,249	$5,008	$2,759
Impaired proved oil and gas assets - international	$—	$—	$45	$1,084	$1,039
Impaired Chemical property, plant, and equipment	$—	$—	$18	$129	$111
(a)Amount represents net book value at date of assessment.

FINANCIAL INSTRUMENTS FAIR VALUE
The carrying amounts of cash and cash equivalents and other on-balance sheet financial instruments, other than fixed-rate debt, approximate fair value. See Note 5 for the fair value of Long-term Debt.

NOTE 16	INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGLs, and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity, and trades oil, NGLs, gas and power. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.
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
Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash and restricted cash, certain corporate receivables and PP&E, and an investment in the Joslyn, Canada oil sands project.

Industry Segments
(in millions)	Oil and Gas		Chemical		Midstream and Marketing		Corporate and Eliminations		Total

YEAR ENDED DECEMBER 31, 2014
Net sales	$13,887	(a)	$4,817	(b)	$1,373	(c)	$(765)		$19,312
Pretax operating profit (loss)	$428	(d)	$420	(e)	$2,578	(f)	$(1,871)	(g)	$1,555
Net income attributable to noncontrolling interest	—		—		(14)		—		(14)
Income taxes	—		—		—		(1,685)	(g)	(1,685)
Discontinued operations, net	—		—		—		760	(i)	760
Net income (loss) attributable to common stock	$428		$420		$2,564		$(2,796)		$616
Investments in unconsolidated entities	$11		$202		$948		$10		$1,171
Property, plant and equipment additions, net (k)	$6,589		$325		$2,093		$103		$9,110
Depreciation, depletion and amortization	$3,701		$367		$160		$33		$4,261
Total assets	$31,072		$3,917		$12,283		$8,987		$56,259
YEAR ENDED DECEMBER 31, 2013
Net sales	$15,008	(a)	$4,673	(b)	$1,174	(c)	$(685)		$20,170
Pretax operating profit (loss)	$6,411	(d)	$743	(e)	$1,523	(f)	$(531)	(g)	$8,146
Income taxes	—		—		—		(3,214)	(h)	(3,214)
Discontinued operations, net	—		—		—		971	(i)	971
Net income (loss) attributable to common stock	$6,411		$743		$1,523		$(2,774)		$5,903
Investments in unconsolidated entities	$108		$34		$1,307		$10		$1,459
Property, plant and equipment additions, net (k)	$5,456		$435		$1,437		$166		$7,494
Depreciation, depletion and amortization	$3,676		$346		$149		$32		$4,203
Total assets	$46,213		$3,947		$14,374		$4,909		$69,443
YEAR ENDED DECEMBER 31, 2012
Net sales	$14,953	(a)	$4,580	(b)	$1,164	(c)	$(597)		$20,100
Pretax operating profit (loss)	$5,840	(d)	$720		$440	(f)	$(512)	(g)	$6,488
Income taxes	—		—		—		(2,659)	(h)	(2,659)
Discontinued operations, net	—		—		—		769	(i)	769
Net income (loss) attributable to common stock	$5,840	(d)	$720		$440		$(2,402)		$4,598
Investments in unconsolidated entities	$113		$108		$1,662		$11		$1,894
Property, plant and equipment additions, net (k)	$6,067		$365		$1,451		$91		$7,974
Depreciation, depletion and amortization	$3,065		$345		$148		$27		$3,585
Total assets	$44,004		$3,854		$12,762		$3,590		$64,210
(See footnotes on next page)

Footnotes:

(a)	Oil sales represented approximately 90 percent, 91 percent and 91 percent of the oil and gas segment net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)	Net sales for the chemical segment comprised the following products:

	Basic Chemicals	Vinyls	Other Chemicals
Year ended December 31, 2014	54%	43%	3%
Year ended December 31, 2013	55%	42%	3%
Year ended December 31, 2012	57%	40%	3%

(c)	Net sales for the midstream and marketing segment comprised the following:

	Gas Processing	Power	Marketing, Trading, Transportation and other
Year ended December 31, 2014	49%	31%	20%
Year ended December 31, 2013	54%	30%	16%
Year ended December 31, 2012	60%	24%	16%

(d)
The 2014 amount includes pre-tax charges of $4.7 billion for the impairment of domestic oil and gas assets, pre-tax charges of $1.1 billion for the impairment of foreign oil and gas assets, and pre-tax gain of $531 million for the sale of the Hugoton field. The 2013 amount includes pre-tax charges of $607 million for the impairment of domestic non-producing acreage. The 2012 amount includes pre-tax charges of $1.7 billion for the impairment of domestic gas assets and related items.

(e)	The 2014 amount includes the pre-tax charge of $149 million. The 2013 amount includes a pre-tax gain of $131 million for the sale of an investment in Carbocloro.

(f)
The 2014 amount includes pre-tax gains of $633 million and $1,351 million for the sales of BridgeTex Pipeline and a portion of an investment in Plains Pipeline, respectively, and other charges of $31 million. The 2013 amount includes a pre-tax gain of $1,044 million for the sale of a portion of an investment in Plains Pipeline and other items of $58 million.

(g)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items noted in footnote (j) below.

(h)	Includes all foreign and domestic income taxes from continuing operations.

(i)	Relates to discontinued operations from Ecuador and the spin-off of California Resources.

(j)	Includes the following significant items affecting earnings for the years ended December 31:

Benefit (Charge) (in millions)	2014	2013	2012
CORPORATE
Pre-tax operating profit (loss)
California Resources other than temporary loss	$(553)	$—	$—
Joslyn Impairment	(805)	—	—
Spin-off and other costs	(61)	—	—
Litigation reserves	—	—	(20)
Charge for former executives and consultants	—	(55)	—
	$(1,419)	$(55)	$(20)
Income taxes
Tax effect of pre-tax and other adjustments *	$927	$(167)	$612
* Amounts represent the tax effect of the pre-tax adjustments listed in this note, as well as those in footnotes (d), (e) and (f).

(k)     Includes capital expenditures and capitalized interest, but excludes acquisition and disposition of assets.

GEOGRAPHIC AREAS

(in millions)	Net sales (a)			Property, plant and equipment, net
For the years ended December 31,	2014	2013	2012	2014	2013	2012
United States	$11,943	$11,724	$11,287	$26,673	$42,956	$40,786
Foreign
Qatar	2,803	2,995	3,356	2,605	2,605	2,676
Oman	2,524	2,567	2,578	2,876	2,509	2,353
Colombia	938	1,022	1,027	1,396	1,259	1,041
United Arab Emirates	—	—	—	4,312	3,131	2,104
Other Foreign	1,104	1,862	1,852	1,868	3,361	3,104
Total Foreign	7,369	8,446	8,813	13,057	12,865	11,278
Total	$19,312	$20,170	$20,100	$39,730	$55,821	$52,064

(a)	Sales are shown by individual country based on the location of the entity making the sale.

NOTE 17	SPIN-OFF OF CALIFORNIA RESOURCES CORPORATION

On November 30, 2014, the spin-off of Occidental's California oil and gas operations and related assets was completed through the distribution of 81.3 percent of the outstanding shares of common stock of California Resources, creating an independent, publicly traded company. Occidental shareholders at the close of business on the record date of November 17, 2014 received 0.4 shares of California Resources for every share of Occidental common stock held. Fractional shares of California Resources were not distributed and any fractional shares otherwise issuable to an Occidental shareholder were sold on the open market on such shareholder's behalf, and such shareholder received a cash payment with respect to the fractional share.
In connection with the spin-off, California Resources distributed to Occidental $4.95 billion in restricted cash and $1.15 billion in unrestricted cash. Occidental retained 71.5 million shares in California Resources, see Note 14. The cash distributions were issued using the proceeds from $5 billion in Senior Notes issued by California Resources in October 2014 and borrowings under California Resources' $1.0 billion Term Loan Facility and $2.0 billion Revolving Credit Facility. As indicated by a private letter ruling from the Internal Revenue Service (IRS), the $4.95 billion distribution will be used solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, within eighteen months following the distribution. At December 31, 2014, the remaining balance of the restricted cash distribution was $4.0 billion and was included in the "Restricted cash" line on the consolidated balance sheet.
In order to effect the separation and govern the relationship with California Resources after the spin-off, Occidental and California Resources entered into a Separation and Distribution Agreement, a Stockholder's and Registration Rights Agreement, a Tax Sharing Agreement, an Employee Matters Agreement, a Transition Services Agreement, an Area of Mutual Interest Agreement, a Confidentiality and Trade Secret Protection Agreement, and an Intellectual Property License Agreement.
The Separation and Distribution Agreement and related ancillary agreements govern the transfer of assets and other matters related to the spin-off. The Intellectual Property License Agreement governs the allocation of intellectual property rights and assets between California Resources and Occidental. The Confidentiality and Trade Secret Protection Agreement safeguards confidential and trade information related to Occidental from five years after the spin-off date. The Stockholder's and Registration Rights Agreement governs, among other things, the registration of shares of California Resources. The Area of Mutual Interest Agreement governs the rights and obligations of both California Resources and Occidental for the exploration and development of oil and natural gas interests located within the United States excluding California.
The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of California Resources and Occidental with respect to taxes, tax attributes, tax returns, tax proceedings and certain other tax matters. In addition, the Tax Sharing Agreement imposed certain restrictions on California Resources and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the distribution and certain related transactions. The Tax Sharing Agreement sets forth the obligations of California Resources and Occidental as to the filing of tax returns, the administration of tax proceedings and assistance and cooperation on tax matters.
The Employee Matters Agreement governs the compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of California Resources and Occidental, and generally allocates liabilities and responsibilities relating to employee compensation, benefit plans and programs. The Employee Matters Agreement provides that employees of California Resources will no longer participate in benefit plans sponsored or maintained by Occidental. In addition, the Employee Matters Agreement provides that each of the parties will be responsible for their respective current employees and compensation plans for such current employees, and Occidental will be responsible for liabilities relating to former employees who left prior to the separation (other than in certain instances where a plan or program was sponsored by a company that became part of the California Resources group of companies at the separation). The Employee Matters Agreement sets forth the general principles relating to employee matters and also addresses any special circumstances during the transition period. The Employee Matters Agreement also provides that (i) the distribution does not constitute a change in control under existing plans, programs, agreements or arrangements, and (ii) the distribution and the assignment, transfer or continuation of the employment of employees with another entity will not constitute a severance event under the applicable plans, programs, agreements or arrangements.
The Transition Services Agreement sets forth the terms on which Occidental will provide California Resources, and California Resources will provide to Occidental, certain services or functions California Resources and Occidental historically have shared. Transition services include administrative, payroll, human resources, data processing, environmental health and safety, financial audit support, financial transaction support, information technology systems and various other corporate services. The agreement provides for the provision of specified transition services, generally for a period of up to 24 months on a cost or a cost-plus basis.

The following table presents the carrying value of major categories of assets and liabilities of California Resources immediately preceding the spin-off at November 30, 2014 and at December 31, 2013:

(in millions)	November 30, 2014	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$8	$—
Accounts receivables, net	591	30
Inventories	73	75
Other current assets	22	125
Total current assets	694	230
Total property, plant, and equipment	23,257	21,065
Accumulated depreciation, depletion, and amortization	(8,079)	(6,974)
	15,178	14,091

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	112	35

TOTAL ASSETS	$15,984	$14,356

CURRENT LIABILITIES
Accounts payable	$696	$447
Accrued liabilities	182	253
Total current liabilities	878	700
LONG-TERM DEBT, NET	6,295	—
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	3,227	2,904
Other	531	509
	3,758	3,413

TOTAL LIABILITIES	$10,931	$4,113

Sales and other operating revenues and income from discontinued operations related to California Resources were as follows:

For the years ended December 31, (in millions)	2014	2013	2012
Sales and other operating revenue from discontinued operations	$3,951	$4,285	$4,072
Income from discontinued operations before-tax	1,205	1,531	1,265
Income tax expense	440	541	459
Income from discontinued operations	$765	$990	$806

2014 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation and Subsidiaries
in millions, except per-share amounts

Three months ended	March 31	June 30		September 30	December 31
Segment net sales
Oil and gas	$3,602	$3,703		$3,586	$2,996
Chemical	1,220	1,242		1,232	1,123
Midstream, marketing and other	340	440		261	332
Eliminations	(194)	(252)		(175)	(144)
Net sales	$4,968	$5,133		$4,904	$4,307

Gross profit	$2,197	$2,274		$1,977	$1,254

Segment earnings
Oil and gas	$1,719	$1,767	(a)	$1,568	$(4,626)	(a)
Chemical	136	133		140	11	(b)
Midstream, marketing and other (c)	162	208		105	2,089	(d)
	2,017	2,108		1,813	(2,526)
Unallocated corporate items
Interest expense, net	(20)	(18)		(15)	(18)
Income taxes	(794)	(809)		(699)	617
Other	(68)	(123)		(104)	(1,505)	(e)
Income from continuing operations (c)	1,135	1,158		995	(3,432)
Discontinued operations, net	255	273		213	19
Net income attributable to common stock	$1,390	$1,431		$1,208	(3,413)

Basic earnings per common share
Income from continuing operations	$1.43	$1.48		$1.28	$(4.44)
Discontinued operations, net	0.32	0.35		0.27	0.03
Basic earnings per common share	$1.75	$1.83		$1.55	$(4.41)

Diluted earnings per common share
Income from continuing operations	$1.43	$1.47		$1.28	$(4.44)
Discontinued operations, net	0.32	0.35		0.27	0.03
Diluted earnings per common share	$1.75	$1.82		$1.55	$(4.41)

Dividends per common share	$0.72	$0.72		$0.72	$0.72

Market price per common share
High	$97.84	$105.64		$104.48	$97.14
Low	$85.90	$93.27		$95.70	$72.32

(a)
Includes second quarter pre-tax charges of $471 million related to the impairment of domestic non-producing acreage. Includes second quarter pre-tax gain of $531 million from sale of Hugoton Field. Includes fourth quarter pre-tax charges of $5.4 billion related to the impairment of oil and gas assets.

(b)	Includes fourth quarter pre-tax charges of $149 million related to the impairment of chemical assets.

(c)	Midstream, marketing and other segment earnings are net of non-controlling interest.

(d)	Includes fourth quarter pre-tax gains of $633 million from the sale of BridgeTex Pipeline and $1,351 million for the sale of a portion of an investment in Plains Pipeline.

(e)
Includes fourth quarter pre-tax charges of $805 million related to the impairment of Joslyn asset and an other than temporary loss of $553 million for available for sale investment in California Resources stock.

2013 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation and Subsidiaries
in millions, except per-share amounts

Three months ended	March 31	June 30		September 30	December 31
Segment net sales
Oil and gas	$3,431	$3,707		$3,961	$3,909
Chemical	1,175	1,187		1,200	1,111
Midstream, marketing and other	381	196		357	240
Eliminations	(162)	(179)		(176)	(168)
Net sales	$4,825	$4,911		$5,342	$5,092

Gross profit	$2,099	$2,139		$2,532	$2,142

Segment earnings
Oil and gas	$1,542	$1,751		$1,973	$1,145	(a)
Chemical	159	275	(b)	181	128
Midstream, marketing and other	208	35		189	1,091	(c)
	1,909	2,061		2,343	2,364
Unallocated corporate items
Interest expense, net	(34)	(33)		(32)	(25)
Income taxes	(708)	(773)		(891)	(842)
Other	(57)	(162)		(99)	(89)
Income from continuing operations	1,110	1,093		1,321	1,408
Discontinued operations, net	245	229		262	235
Net income	$1,355	$1,322		$1,583	$1,643

Basic earnings per common share
Income from continuing operations	$1.38	$1.36		$1.64	$1.75
Discontinued operations, net	0.30	0.28		0.32	0.29
Basic earnings per common share	$1.68	$1.64		$1.96	$2.04

Diluted earnings per common share
Income from continuing operations	$1.38	$1.36		$1.63	$1.75
Discontinued operations, net	0.30	0.28		0.33	0.29
Diluted earnings per common share	$1.68	$1.64		$1.96	$2.04

Dividends per common share	$0.64	$0.64		$0.64	$0.64

Market price per common share
High	$88.74	$95.57		$94.50	$99.42
Low	$77.21	$77.91		$84.91	$90.13

(a)	Includes fourth quarter pre-tax charges of $607 million related to the impairment of domestic non-producing acreage.

(b)	Includes second quarter pre-tax gain of $131 million from the sale of the Carbocloro investment.

(c)	Includes fourth quarter pre-tax gain of $1,044 million from the sale of a portion of an investment in Plains Pipeline.

Supplemental Oil and Gas Information (Unaudited)

The following tables set forth Occidental’s net interests in quantities of proved developed and undeveloped reserves of oil (including condensate), NGLs and natural gas and changes in such quantities. Proved oil, NGLs and gas reserves were estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices were defined by contractual arrangements. Oil, NGLs and gas prices used for this purpose were based on posted benchmark prices and adjusted for price differentials including gravity, quality and transportation costs. For the 2014, 2013 and 2012 disclosures, the calculated average West Texas Intermediate oil prices were $94.99, $96.94 and $94.71 per barrel, respectively. The calculated average Henry Hub gas prices for 2014, 2013 and 2012 were $4.42, $3.65 and $2.79 per MMBtu, respectively. Reserves are stated net of applicable royalties. Estimated reserves include Occidental's economic interests under production-sharing contracts (PSCs) and other similar economic arrangements. In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless the context requires or it is indicated otherwise.
Lower crude oil, natural gas, NGLs and refined products prices may reduce the amount of these commodities that can be produced economically, which may reduce Occidental's revenues, operating income and cash flows. Recent global economic conditions have driven oil and gas prices down significantly. These conditions may continue for an extended period. Prolonged or further declines in commodity prices could require Occidental to further reduce capital spending, potentially impacting either the quantity or the development timing of proved undeveloped reserves.
All supplemental oil and gas information excludes California Resources for all periods presented.

Oil Reserves
in millions of barrels (MMbbl)
	United	Latin	Middle East/
	States	America	North Africa (a)	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2011	1,019	96	386	1,501
Revisions of previous estimates	(25)	4	(3)	(24)
Improved recovery	81	7	30	118
Extensions and discoveries	3	—	27	30
Purchases of proved reserves	52	—	—	52
Production	(61)	(11)	(67)	(139)
Balance at December 31, 2012	1,069	96	373	1,538
Revisions of previous estimates	(36)	(5)	12	(29)
Improved recovery	137	7	60	204
Extensions and discoveries	4	—	14	18
Purchases of proved reserves	25	—	—	25
Sales of proved reserves	(4)	—	—	(4)
Production	(64)	(10)	(65)	(139)
Balance at December 31, 2013	1,131	88	394	1,613
Revisions of previous estimates	(54)	6	40	(8)
Improved recovery	224	9	32	265
Extensions and discoveries	15	—	2	17
Purchases of proved reserves	33	—	—	33
Sales of proved reserves	(9)	—	—	(9)
Production	(67)	(11)	(63)	(141)
Balance at December 31, 2014	1,273	92	405	1,770
PROVED DEVELOPED RESERVES
December 31, 2011	780	69	317	1,166
December 31, 2012	803	82	295	1,180
December 31, 2013	822	76	281	1,179
December 31, 2014 (b)	819	86	316	1,221
PROVED UNDEVELOPED RESERVES
December 31, 2011	239	27	69	335
December 31, 2012	266	14	78	358
December 31, 2013	309	12	113	434
December 31, 2014 (c)	454	6	89	549

(a)	A substantial majority of the proved reserve amounts relate to PSCs and other similar economic arrangements.

(b)	Approximately 15 percent of the proved developed reserves at December 31, 2014 are nonproducing, primarily associated with the Al Hosn gas project in the United Arab Emirates.

(c)	A portion of the proved undeveloped reserves associated with the Al Hosn gas project is expected to be developed beyond five years and is tied to an approved long term development project.

NGLs Reserves
in millions of barrels (MMbbl)
	United	Latin	Middle East/
	States	America	North Africa	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2011	158	—	55	213
Revisions of previous estimates	15	—	—	15
Improved recovery	3	—	—	3
Extensions and discoveries	—	—	64	64
Purchases of proved reserves	1	—	—	1
Production	(21)	—	(3)	(24)
Balance at December 31, 2012	156	—	116	272
Revisions of previous estimates	53	—	(1)	52
Improved recovery	9	—	—	9
Extensions and discoveries	—	—	22	22
Purchases of proved reserves	7	—	—	7
Production	(21)	—	(3)	(24)
Balance at December 31, 2013	204	—	134	338
Revisions of previous estimates	6	—	8	14
Improved recovery	37	—	—	37
Extensions and discoveries	2	—	—	2
Purchases of proved reserves	3	—	—	3
Sales of proved reserves	(10)	—	—	(10)
Production	(20)	—	(2)	(22)
Balance at December 31, 2014	222	—	140	362
PROVED DEVELOPED RESERVES
December 31, 2011	123	—	55	178
December 31, 2012	124	—	53	177
December 31, 2013	151	—	51	202
December 31, 2014 (a)	147	—	109	256
PROVED UNDEVELOPED RESERVES
December 31, 2011	35	—	—	35
December 31, 2012	32	—	63	95
December 31, 2013	53	—	83	136
December 31, 2014 (b)	75	—	31	106

(a)	Approximately 31 percent of the proved developed reserves at December 31, 2014 are nonproducing, primarily associated with the Al Hosn gas project.

(b)	A portion of the proved undeveloped reserves associated with the Al Hosn gas project is expected to be developed beyond five years and is tied to an approved long term development project.

Gas Reserves
in billions of cubic feet (Bcf)
	United	Latin	Middle East/
	States	America	North Africa (a)	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2011	2,449	33	1,925	4,407
Revisions of previous estimates	(581)	—	62	(519)
Improved recovery	207	11	34	252
Extensions and discoveries	7	—	784	791
Purchases of proved reserves	80	—	—	80
Production	(207)	(5)	(165)	(377)
Balance at December 31, 2012	1,955	39	2,640	4,634
Revisions of previous estimates	(46)	(11)	(43)	(100)
Improved recovery	251	1	16	268
Extensions and discoveries	13	—	232	245
Purchases of proved reserves	34	—	—	34
Sales of proved reserves	(2)	—	—	(2)
Production	(193)	(5)	(158)	(356)
Balance at December 31, 2013	2,012	24	2,687	4,723
Revisions of previous estimates	(111)	3	(273)	(381)
Improved recovery	284	4	25	313
Extensions and discoveries	27	—	101	128
Purchases of proved reserves	46	—	—	46
Sales of proved reserves	(371)	—	—	(371)
Production	(173)	(4)	(154)	(331)
Balance at December 31, 2014	1,714	27	2,386	4,127
PROVED DEVELOPED RESERVES
December 31, 2011	1,723	32	1,555	3,310
December 31, 2012	1,454	36	1,816	3,306
December 31, 2013	1,495	23	1,684	3,202
December 31, 2014 (b)	1,128	26	1,915	3,069
PROVED UNDEVELOPED RESERVES
December 31, 2011	726	1	370	1,097
December 31, 2012	501	3	824	1,328
December 31, 2013	517	1	1,003	1,521
December 31, 2014 (c)	586	1	471	1,058

(a)	A substantial majority of proved reserve amounts relate to PSCs and other similar economic arrangements.

(b)	Approximately 26 percent of the proved developed reserves at December 31, 2014 are nonproducing, primarily associated with the Al Hosn gas project.

(c)	A portion of the proved undeveloped reserves associated with the Al Hosn gas project is expected to be developed beyond five years and is tied to an approved long term development project.

Total Reserves
in millions of BOE (MMBOE) (a)
	United	Latin	Middle East/
	States	America	North Africa	Total (b)
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2011	1,585	101	762	2,448
Revisions of previous estimates	(107)	4	7	(96)
Improved recovery	119	9	36	164
Extensions and discoveries	4	—	222	226
Purchases of proved reserves	66	—	—	66
Production	(116)	(12)	(98)	(226)
Balance at December 31, 2012	1,551	102	929	2,582
Revisions of previous estimates	10	(7)	4	7
Improved recovery	188	8	63	259
Extensions and discoveries	6	—	74	80
Purchases of proved reserves	37	—	—	37
Sales of proved reserves	(5)	—	—	(5)
Production	(117)	(11)	(94)	(222)
Balance at December 31, 2013	1,670	92	976	2,738
Revisions of previous estimates	(67)	6	3	(58)
Improved recovery	310	9	35	354
Extensions and discoveries	22	—	19	41
Purchases of proved reserves	43	—	—	43
Sales of proved reserves	(81)	—	—	(81)
Production	(116)	(11)	(91)	(218)
Balance at December 31, 2014	1,781	96	942	2,819
PROVED DEVELOPED RESERVES
December 31, 2011	1,190	74	631	1,895
December 31, 2012	1,169	88	651	1,908
December 31, 2013	1,222	80	613	1,915
December 31, 2014 (c)	1,154	90	744	1,988
PROVED UNDEVELOPED RESERVES
December 31, 2011	395	27	131	553
December 31, 2012	382	14	278	674
December 31, 2013	448	12	363	823
December 31, 2014 (d)	627	6	198	831

(a)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2014, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $93.00 per barrel and $4.34 per Mcf, respectively, resulting in an oil to gas ratio of over 20 to 1.

(b)
Includes proved reserves related to production-sharing contracts (PSCs) and other similar economic arrangements of 0.7 billion BOE, 0.8 billion BOE, 0.8 billion BOE, and 1.0 billion BOE at December 31, 2014, 2013, 2012, and 2011, respectively.

(c)	Approximately 20 percent of the proved developed reserves at December 31, 2014 are nonproducing, primarily associated with the Al Hosn gas project.

(d)	A portion of the proved undeveloped reserves associated with the Al Hosn gas project is expected to be developed beyond five years and is tied to an approved long term development project.

,

CAPITALIZED COSTS
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
December 31, 2014
Proved properties	$33,186	$2,788	$19,545	$55,519
Unproved properties	2,389	27	1,026	3,442
Total capitalized costs (a)	35,575	2,815	20,571	58,961
Proved properties depreciation, depletion and amortization	(13,943)	(1,365)	(12,625)	(27,933)
Unproved properties valuation	(1,301)	(27)	—	(1,328)
Total Accumulated depreciation, depletion and amortization	(15,244)	(1,392)	(12,625)	(29,261)
Net capitalized costs	$20,331	$1,423	$7,946	$29,700
December 31, 2013
Proved properties	$29,520	$2,485	$18,090	$50,095
Unproved properties	2,509	27	190	2,726
Total capitalized costs (a)	32,029	2,512	18,280	52,821
Accumulated depreciation, depletion and amortization	(9,782)	(1,175)	(10,261)	(21,218)
Net capitalized costs	$22,247	$1,337	$8,019	$31,603
December 31, 2012
Proved properties	$25,564	$2,142	$15,873	$43,579
Unproved properties	3,654	27	220	3,901
Total capitalized costs (a)	29,218	2,169	16,093	47,480
Accumulated depreciation, depletion and amortization	(7,893)	(1,068)	(8,582)	(17,543)
Net capitalized costs	$21,325	$1,101	$7,511	$29,937

(a)	Includes acquisition costs, development costs, capitalized interest and asset retirement obligations.

COSTS INCURRED
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2014
Property acquisition costs
Proved properties	$771	$—	$—	$771
Unproved properties	842	—	—	842
Exploration costs	379	4	180	563
Development costs	3,665	305	2,138	6,108
Costs incurred	$5,657	$309	$2,318	$8,284
FOR THE YEAR ENDED DECEMBER 31, 2013
Property acquisition costs
Proved properties	$343	$—	$—	$343
Unproved properties	151	—	—	151
Exploration costs	293	11	79	383
Development costs	2,659	329	2,117	5,105
Costs incurred	$3,446	$340	$2,196	$5,982
FOR THE YEAR ENDED DECEMBER 31, 2012
Property acquisition costs
Proved properties	$1,333	$—	$14	$1,347
Unproved properties	573	—	—	573
Exploration costs	379	1	114	494
Development costs	3,271	304	2,025	5,600
Costs incurred	$5,556	$305	$2,153	$8,014

RESULTS OF OPERATIONS

Occidental’s oil and gas producing activities for continuing operations, which exclude items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2014
Revenues (a)	$6,773	$977	$6,160	$13,910
Production costs (b)	1,683	185	1,076	2,944
Other operating expenses	588	(2)	266	852
Depreciation, depletion and amortization	2,114	161	1,426	3,701
Taxes other than on income	519	15	—	534
Exploration expenses	70	4	76	150
Pretax income before impairments and related items	1,799	614	3,316	5,729
Asset impairments and related items	4,766	57	1,009	5,832
Pretax income (loss)	(2,967)	557	2,307	(103)
Income tax expense (c)	(1,182)	223	1,730	771
Results of operations	$(1,785)	$334	$577	$(874)
FOR THE YEAR ENDED DECEMBER 31, 2013
Revenues (a)	$7,028	$1,075	$6,949	$15,052
Production costs (b)	1,457	158	1,172	2,787
Other operating expenses	582	21	278	881
Depreciation, depletion and amortization	1,890	107	1,679	3,676
Taxes other than on income	529	21	—	550
Exploration expenses	68	6	66	140
Pretax income before impairments and related items	2,502	762	3,754	7,018
Asset impairments and related items	607	—	—	607
Pretax income	1,895	762	3,754	6,411
Income tax expense (c)	591	256	1,805	2,652
Results of operations	$1,304	$506	$1,949	$3,759
FOR THE YEAR ENDED DECEMBER 31, 2012
Revenues (a)	$6,426	$1,085	$7,486	$14,997
Production costs (b)	1,710	165	1,061	2,936
Other operating expenses	498	43	224	765
Depreciation, depletion and amortization	1,544	117	1,404	3,065
Taxes other than on income	481	23	—	504
Exploration expenses	82	3	112	197
Pretax income before impairments and related items	2,111	734	4,685	7,530
Asset impairments and related items	1,690	—	—	1,690
Pretax income	421	734	4,685	5,840
Income tax expense (c)	70	252	2,159	2,481
Results of operations	$351	$482	$2,526	$3,359

(a)	Revenues are net of royalty payments.

(b)
Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, primary processing, field storage and insurance on proved properties, but do not include DD&A, royalties, income taxes, interest, general and administrative and other expenses.

(c)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

RESULTS PER UNIT OF PRODUCTION FOR CONTINUING OPERATIONS

	United	Latin	Middle East/
$/BOE (a)	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2014
Revenues (b)	$58.50	$85.81	$67.74	$63.78
Production costs	14.54	16.25	11.83	13.50
Other operating expenses	5.08	(0.18)	2.93	3.91
Depreciation, depletion and amortization	18.26	14.14	15.68	16.97
Taxes other than on income	4.48	1.32	—	2.45
Exploration expenses	0.60	0.35	0.84	0.69
Pretax income before impairments and related items	15.54	53.93	36.46	26.26
Asset impairments and related items	41.17	5.01	11.10	26.74
Pretax income (loss)	(25.63)	48.92	25.36	(0.48)
Income tax expense (c)	(10.21)	19.59	19.02	3.54
Results of operations	$(15.42)	$29.33	$6.34	$(4.02)
FOR THE YEAR ENDED DECEMBER 31, 2013
Revenues (b)	$60.17	$100.46	$73.68	$67.86
Production costs	12.47	14.76	12.43	12.56
Other operating expenses	4.98	1.96	2.95	3.97
Depreciation, depletion and amortization	16.18	10.00	17.80	16.57
Taxes other than on income	4.53	1.96	—	2.48
Exploration expenses	0.58	0.56	0.70	0.63
Pretax income before impairments and related items	21.43	71.22	39.80	31.65
Asset impairments and related items	5.20	—	—	2.74
Pretax income	16.23	71.22	39.80	28.91
Income tax expense (c)	5.06	23.92	19.14	11.96
Results of operations	$11.17	$47.30	$20.66	$16.95
FOR THE YEAR ENDED DECEMBER 31, 2012
Revenues (b)	$55.40	$96.30	$76.22	$66.51
Production costs	14.74	14.64	10.80	13.02
Other operating expenses	4.29	3.82	2.28	3.39
Depreciation, depletion and amortization	13.31	10.38	14.30	13.59
Taxes other than on income	4.15	2.04	—	2.24
Exploration expenses	0.71	0.27	1.14	0.87
Pretax income before impairments and related items	18.20	65.15	47.70	33.40
Asset impairments and related items	14.57	—	—	7.50
Pretax income	3.63	65.15	47.70	25.90
Income tax expense (c)	0.60	22.37	21.98	11.00
Results of operations	$3.03	$42.78	$25.72	$14.90

(a)
Natural gas volumes have been converted to BOE based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2014, the average prices of WTI oil and NYMEX natural gas were $93.00 per barrel and $4.34 per Mcf, respectively, resulting in an oil to gas ratio of over 20 to 1.

(b)	Revenues are net of royalty payments.

(c)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
For purposes of the following disclosures, future cash flows were computed by applying to Occidental's proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the years ended December 31, 2014, 2013 and 2012, respectively, unless prices were defined by contractual arrangements, and exclude escalations based upon future conditions. The realized prices used to calculate future cash flows vary by producing area and market conditions. Future operating and capital costs were forecast using the current cost environment applied to expectations of future operating and development activities to develop and produce proved reserves at year end. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10-percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2014, 2013 and 2012. Such assumptions, which are required by regulation, have not always proven accurate in the past. Other valid assumptions would give rise to substantially different results.

Standardized Measure of Discounted Future Net Cash Flows
in millions
	United	Latin	Middle East/
	States	America	North Africa	Total
AT DECEMBER 31, 2014
Future cash inflows	$122,377	$8,325	$48,684	$179,386
Future costs
Production costs and other operating expenses	(48,436)	(3,422)	(13,020)	(64,878)
Development costs (a)	(16,618)	(397)	(7,245)	(24,260)
Future income tax expense	(15,939)	(1,322)	(11,211)	(28,472)
Future net cash flows	41,384	3,184	17,208	61,776
Ten percent discount factor	(23,722)	(1,219)	(6,686)	(31,627)
Standardized measure of discounted future net cash flows	$17,662	$1,965	$10,522	$30,149
AT DECEMBER 31, 2013
Future cash inflows	$114,081	$9,076	$50,517	$173,674
Future costs
Production costs and other operating expenses	(43,569)	(3,375)	(13,043)	(59,987)
Development costs (a)	(12,038)	(477)	(7,084)	(19,599)
Future income tax expense	(16,689)	(1,571)	(13,182)	(31,442)
Future net cash flows	41,785	3,653	17,208	62,646
Ten percent discount factor	(24,080)	(1,557)	(6,597)	(32,234)
Standardized measure of discounted future net cash flows	$17,705	$2,096	$10,611	$30,412
AT DECEMBER 31, 2012
Future cash inflows	$104,353	$10,574	$48,914	$163,841
Future costs
Production costs and other operating expenses	(41,812)	(3,562)	(11,922)	(57,296)
Development costs (a)	(9,929)	(541)	(5,539)	(16,009)
Future income tax expense	(14,199)	(2,023)	(14,165)	(30,387)
Future net cash flows	38,413	4,448	17,288	60,149
Ten percent discount factor	(21,998)	(1,812)	(6,656)	(30,466)
Standardized measure of discounted future net cash flows	$16,415	$2,636	$10,632	$29,683

(a)	Includes asset retirement costs.

Changes in the Standardized Measure of Discounted Future
Net Cash Flows From Proved Reserve Quantities
in millions
For the years ended December 31,	2014	2013	2012
Beginning of year	$30,412	$29,683	$31,313
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(11,016)	(12,324)	(12,124)
Net change in prices received per barrel, net of production costs and other operating expenses	(3,641)	2,000	(1,590)
Extensions, discoveries and improved recovery, net of future production and development costs	4,754	4,792	3,728
Change in estimated future development costs	(3,375)	(3,546)	(4,769)
Revisions of quantity estimates	190	(475)	(653)
Previously estimated development costs incurred during the period	4,676	2,926	3,143
Accretion of discount	3,456	3,325	3,692
Net change in income taxes	3,673	2,183	4,152
Purchases and sales of reserves in place, net	45	518	856
Changes in production rates and other	975	1,330	1,935
Net change	(263)	729	(1,630)
End of year	$30,149	$30,412	$29,683

Average Sales Prices
The following table sets forth, for each of the three years in the period ended December 31, 2014, Occidental’s approximate average sales prices in continuing operations.

			United	Latin	Middle East/
			States	America	North Africa	Total
2014
Oil	—	Average sales price ($/bbl)	$84.73	$88.00	$96.34	$90.13
NGLs	—	Average sales price ($/bbl)	$37.79	$—	$30.98	$37.01
Gas	—	Average sales price ($/mcf)	$3.97	$8.94	$0.77	$2.55
2013
Oil	—	Average sales price ($/bbl)	$92.48	$103.21	$104.48	$98.81
NGLs	—	Average sales price ($/bbl)	$38.65	$—	$33.00	$38.00
Gas	—	Average sales price ($/mcf)	$3.22	$11.17	$0.76	$2.23
2012
Oil	—	Average sales price ($/bbl)	$88.25	$98.35	$108.76	$98.90
NGLs	—	Average sales price ($/bbl)	$44.06	$—	$37.74	$43.21
Gas	—	Average sales price ($/mcf)	$2.48	$11.85	$0.76	$1.85

Net Productive and Dry — Exploratory and Development Wells Completed
The following table sets forth, for each of the three years in the period ended December 31, 2014, Occidental’s net productive and dry–exploratory and development wells completed.

			United	Latin	Middle East/
			States	America	North Africa	Total
2014
Oil	—	Exploratory	25.3	—	5.2	30.5
		Development	419.4	51.5	253.2	724.1
Gas	—	Exploratory	1.6	—	2.3	3.9
		Development	32.5	1.0	12.6	46.1
Dry	—	Exploratory	—	0.8	3.0	3.8
		Development	—	0.5	—	0.5
2013
Oil	—	Exploratory	25.2	0.8	3.9	29.9
		Development	557.5	64.0	234.6	856.1
Gas	—	Exploratory	1.0	—	0.7	1.7
		Development	50.6	2.5	10.4	63.5
Dry	—	Exploratory	5.0	0.8	2.6	8.4
		Development	26.5	1.8	0.5	28.8
2012
Oil	—	Exploratory	31.0	—	3.3	34.3
		Development	535.3	51.8	264.6	851.7
Gas	—	Exploratory	2.9	—	—	2.9
		Development	129.0	1.0	6.5	136.5
Dry	—	Exploratory	5.5	—	6.1	11.6
		Development	27.5	0.4	2.4	30.3

Productive Oil and Gas Wells
The following table sets forth, as of December 31, 2014, Occidental’s productive oil and gas wells (both producing and capable of production).

Wells at December 31, 2014 (a)			United States		Latin America		Middle East/ North Africa		Total
Oil	—	Gross (b)	16,794	(837)	1,446	—	3,856	(854)	22,096	(1,691)
		Net (c)	14,518	(772)	722	—	2,031	(411)	17,271	(1,183)
Gas	—	Gross (b)	4,272	(216)	34	—	174	(1)	4,480	(217)
		Net (c)	3,776	(196)	32	—	87	(1)	3,895	(197)

(a)	The numbers in parentheses indicate the number of wells with multiple completions.

(b)	The total number of wells in which interests are owned.

(c)	The sum of fractional interests.

Participation in Exploratory and Development Wells Being Drilled
The following table sets forth, as of December 31, 2014, Occidental’s participation in exploratory and development wells being drilled.

Wells at December 31, 2014		United States	Latin America	Middle East/ North Africa	Total
Exploratory and development wells
—	Gross	158	11	41	210
—	Net	147	6	20	173

At December 31, 2014, Occidental was participating in 124 pressure-maintenance projects, mostly waterfloods, in the United States, 12 in Latin America and 60 in the Middle East/North Africa.

Oil and Gas Acreage
The following table sets forth, as of December 31, 2014, Occidental’s holdings of developed and undeveloped oil and gas acreage.

Thousands of acres at		United	Latin	Middle East/
December 31, 2014		States	America	North Africa	Total
Developed (a)
—	Gross (b)	7,146	130	1,409	8,685
—	Net (c)	3,278	88	643	4,009
Undeveloped (d)
—	Gross (b)	3,652	367	6,016	10,035
—	Net (c)	1,230	247	4,152	5,629

(a)	Acres spaced or assigned to productive wells.

(b)	Total acres in which interests are held.

(c)	Sum of the fractional interests owned based on working interests, or interests under PSCs and other economic arrangements.

(d)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.

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

Oil, NGLs and Natural Gas Production and Sales Volumes Per Day
The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for each of the three years in the period ended December 31, 2014. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Production per Day	2014	2013	2012
United States
Oil (MBBL)
Permian Resources	43	35	36
Permian EOR	111	111	106
Midcontinent and Other	27	24	20
Total excluding Hugoton	181	170	162
Hugoton	2	6	5
TOTAL	183	176	167
NGLs (MBBL)
Permian Resources	12	10	11
Permian EOR	30	29	28
Midcontinent and Other	12	15	14
Total excluding Hugoton	54	54	53
Hugoton	1	3	3
TOTAL	55	57	56
Natural gas (MMCF)
Permian Resources	120	117	114
Permian EOR	38	40	41
Midcontinent and Other	301	315	347
Total excluding Hugoton	459	472	502
Hugoton	17	56	63
TOTAL	476	528	565
Latin America
Oil (MBBL) - Colombia	27	29	29
Natural gas (MMCF) - Bolivia	11	12	13
Middle East/North Africa
Oil (MBBL)
Dolphin	7	6	8
Oman	69	66	67
Qatar	69	68	71
Other	28	39	40
TOTAL	173	179	186
NGLs (MBBL)
Dolphin	7	7	8
Other	—	—	1
TOTAL	7	7	9
Natural gas (MMCF)
Dolphin	143	142	163
Oman	43	51	57
Other	236	241	232
TOTAL	422	434	452
Total Production excluding Hugoton	591	591	599
Hugoton	6	18	19
Total Production (MBOE) (a)	597	609	618
(See footnotes following the Sales Volumes per Day table)

Sales Volumes per Day	2014	2013	2012
United States
Oil (MBBL)	183	176	167
NGLs (MBBL)	55	57	56
Natural gas (MMCF)	476	528	565
Latin America
Oil (MBBL) - Colombia	29	27	28
Natural gas (MMCF) - Bolivia	11	12	13
Middle East/North Africa
Oil (MBBL)
Dolphin	7	6	8
Oman	69	68	66
Qatar	69	67	71
Other	27	38	40
TOTAL	172	179	185
NGLs (MBBL)
Dolphin	7	7	8
Other	—	—	1
TOTAL	7	7	9
Natural gas (MMCF)	422	434	452
Total Sales excluding Hugoton	592	590	598
Hugoton	6	18	19
Total Sales Volumes (MBOE) (a)	598	608	617

(a)
Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.  Barrels of oil equivalence does not necessarily result in price equivalence  The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2014, the average prices of WTI oil and NYMEX natural gas were $93.00 per barrel and $4.34, respectively, resulting in an oil to gas ratio of over 20 to 1.

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation and Subsidiaries
in millions

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2014
Allowance for doubtful accounts	$17	$4	$(2)	$—	$19

Environmental	$330	$79	$(7)	$(68)	$334
Litigation, tax and other reserves	166	1	190	(19)	338
	$496	$80	$183	$(87)	$672	(b)
2013
Allowance for doubtful accounts	$16	$1	$—	$—	$17

Environmental	$344	$60	$—	$(74)	$330
Litigation, tax and other reserves	229	3	4	(70)	166
	$573	$63	$4	$(144)	$496	(b)
2012
Allowance for doubtful accounts	$16	$—	$—	$—	$16

Environmental	$360	$56	$—	$(72)	$344
Litigation, tax and other reserves	198	57	—	(26)	229
	$558	$113	$—	$(98)	$573	(b)
Note:  The amounts presented represent continuing operations.

(a)	Primarily represents payments.

(b)	Of these amounts, $287 million, $101 million and $98 million in 2014, 2013 and 2012, respectively, are classified as current.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Occidental had no changes in, and no disagreements with, Occidental's accountants on accounting and financial disclosure.

ITEM 9A	CONTROLS AND PROCEDURES
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
Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2014, based on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2014, Occidental’s system of internal control over financial reporting is effective.
Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES
Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of December 31, 2014.
There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting. The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth in Item 8.

ITEM 9B	OTHER INFORMATION
None.

Part III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Occidental has adopted a Code of Business Conduct (Code). The Code applies to the President and Chief Executive Officer; Senior Vice President and Chief Financial Officer; Vice President, Controller and Principal Accounting Officer; and persons performing similar functions (Key Personnel). The Code also applies to Occidental's directors, its employees and the employees of entities it controls. The Code is posted at www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.
The list of Occidental's executive officers and related information under "Executive Officers" set forth in Part I of this report is incorporated by reference herein. The information required by this Item 10 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 1, 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2014.

ITEM 11	EXECUTIVE COMPENSATION
The information under the caption "Compensation Discussion and Analysis - Compensation Committee Report" shall not be deemed to be "soliciting material," or to be "filed" with the SEC, or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933. The information required by this Item 11 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 1, 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2014.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 1, 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2014.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 1, 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2014.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 1, 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2014.

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

(a) (3). Exhibits

2.1*
Separation and Distribution Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 2.1 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

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

3.(ii)*
Bylaws of Occidental, as amended through October 2, 2014 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated October 1, 2014 (date of earliest event reported), filed October 7, 2014, File No. 1-9210).

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

All of the Exhibits numbered 10.1 to 10.73 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.

10.1*
Settlement Agreement and General Release, dated December 20, 2013, between Occidental and Dr. Ray R. Irani (filed as Exhibit 99.1 to the Current Report on Form 8-K of Occidental dated December 20, 2013 (date of earliest event reported), filed December 23, 2013, File No. 1-9210).

10.2*	Employment Agreement, dated January 28, 2010, between Occidental and Stephen I. Chazen (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated January 28, 2010, File No. 1-9210).
10.3*	Agreement with Chief Financial Officer (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2012, File No. 1-9210).
10.4*	Retention Payment and Separation Benefits Attachment (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2012, File No. 1-9210).
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

____________________________
* Incorporated herein by reference

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

10.13*
Amendment Number 2 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective As Of January 1, 2005, Amended And Restated As Of November 1, 2008) (filed as Exhibit 10.17 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2009, File No. 1-9210).

10.14*
Amendment Number 3 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective As Of January 1, 2005, Amended and Restated as of November 1, 2008) (filed as Exhibit 10.18 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2011, File No. 1-9210).

10.15*
Amendment Number 4 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective As Of January 1, 2005, Amended and Restated as of November 1, 2008) (filed as Exhibit 10.19 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2011, File No. 1-9210).

10.16*
Amendment Number 5 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008) (filed as Exhibit 10.19 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2012, File No. 1-9210).

10.17*
Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).

10.18*
Terms and Conditions for Incentive Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.19*
Terms and Conditions for Nonqualified Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.20*
Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).

10.21*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan, as amended through October 13, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.22*
Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.23*
Agreement to Amend Outstanding Option Awards, dated October 26, 2005 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2005, File No. 1-9210).

10.24*
Terms and Conditions of Stock Appreciation Rights (SARs) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (July 2006 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2006, File No. 1-9210).

10.25*
Form of Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of November 1, 2008) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

10.26*
Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.27*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.28*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.29*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210).

10.30*
Amendment to Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210).

10.31*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (2007 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210).

10.32*	Director Retainer and Attendance Fees (filed as Exhibit 10.36 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2013, File No. 1-9210).

____________________________
* Incorporated herein by reference

10.33*
Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.37 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2013, File No. 1-9210).

10.34*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.35*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.36*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9210).

10.37*
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

10.39*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (alternate - CV) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.40*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.41*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.42*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2011, File No. 1-9210).

10.43*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2011, File No. 1-9210).

10.44*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.45*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash- Settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.46*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.47*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.48*
Form of Restricted Stock Unit Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.49*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.50*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms And Conditions (Equity-based and Equity-settled Award) (filed as Exhibit 10.2 to Occidental's Current Report on Form 8-K dated July 11, 2012 (date of earliest event reported), filed July 13, 2012, File No. 1-9210).

10.51*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to Occidental's Current Report on Form 8-K dated July 11, 2012 (date of earliest event reported), filed July 13, 2012, File No. 1-9210).

10.52*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Equity And Cash-Settled Award) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2012, File No. 1-9210).

10.53*
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

10.56*
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

10.58*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (Performance-Based) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.59*
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

10.61*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (Americas) (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.62*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (MENA) (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.63*	Occidental Petroleum Corporation Acknowledgement Letter dated April 29, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).
10.64*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).

10.65*
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

10.71*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, File No. 1-9210).

10.72*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, File No. 1-9210).

10.73	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Nonstatutory Stock Option Award Terms and Conditions.
10.74*
Stockholder’s and Registration Rights Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.75*
Tax Sharing Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.76*
Employee Matters Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.77*
Transition Services Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.78*
Area of Mutual Interest Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.79*
Confidentiality and Trade Secret Protection Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

____________________________
* Incorporated herein by reference

10.80*
Intellectual Property License Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.7 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2014.
21	List of subsidiaries of Occidental at December 31, 2014.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts as of December 31, 2014.

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

	Title	Date

/s/ Stephen I. Chazen	President,	February 23, 2015
Stephen I. Chazen	Chief Executive Officer and Director

/s/ Christopher G. Stavros	Senior Vice President and	February 23, 2015
Christopher G. Stavros	Chief Financial Officer

/s/ Jennifer M. Kirk	Vice President, Controller and	February 23, 2015
Jennifer M. Kirk	Principal Accounting Officer

/s/ Spencer Abraham	Director	February 23, 2015
Spencer Abraham

/s/ Howard I. Atkins	Director	February 23, 2015
Howard I. Atkins

/s/ Eugene L. Batchelder	Director	February 23, 2015
Eugene L. Batchelder

/s/ Edward P. Djerejian	Chairman of the Board of Directors	February 23, 2015
Edward P. Djerejian

/s/ John E. Feick	Director	February 23, 2015
John E. Feick

/s/ Margaret M. Foran	Director	February 23, 2015
Margaret M. Foran

/s/ Carlos M. Gutierrez	Director	February 23, 2015
Carlos M. Gutierrez

	Title	Date

/s/ William R. Klesse	Director	February 23, 2015
William R. Klesse

/s/ Avedick B. Poladian	Director	February 23, 2015
Avedick B. Poladian

/s/ Elisse B. Walter	Director	February 23, 2015
Elisse B. Walter

© 2015 Occidental Petroleum Corporation

EXHIBIT INDEX
EXHIBITS
2.1*
Separation and Distribution Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 2.1 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

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

3.(ii)*
Bylaws of Occidental, as amended through October 2, 2014 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated October 1, 2014 (date of earliest event reported), filed October 7, 2014, File No. 1-9210).

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

All of the Exhibits numbered 10.1 to 10.73 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.

10.1*
Settlement Agreement and General Release, dated December 20, 2013, between Occidental and Dr. Ray R. Irani (filed as Exhibit 99.1 to the Current Report on Form 8-K of Occidental dated December 20, 2013 (date of earliest event reported), filed December 23, 2013, File No. 1-9210).

10.2*	Employment Agreement, dated January 28, 2010, between Occidental and Stephen I. Chazen (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated January 28, 2010, File No. 1-9210).
10.3*	Agreement with Chief Financial Officer (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2012, File No. 1-9210).
10.4*	Retention Payment and Separation Benefits Attachment (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2012, File No. 1-9210).
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

10.13*
Amendment Number 2 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective As Of January 1, 2005, Amended And Restated As Of November 1, 2008) (filed as Exhibit 10.17 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2009, File No. 1-9210).

10.14*
Amendment Number 3 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective As Of January 1, 2005, Amended and Restated as of November 1, 2008) (filed as Exhibit 10.18 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2011, File No. 1-9210).

10.15*
Amendment Number 4 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective As Of January 1, 2005, Amended and Restated as of November 1, 2008) (filed as Exhibit 10.19 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2011, File No. 1-9210).

10.16*
Amendment Number 5 to the Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008) (filed as Exhibit 10.19 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2012, File No. 1-9210).

10.17*
Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).

10.18*
Terms and Conditions for Incentive Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.19*
Terms and Conditions for Nonqualified Stock Option Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (July 2003 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2003, File No. 1-9210).

10.20*
Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2001 Incentive Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2004, File No. 1-9210).

10.21*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan, as amended through October 13, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.22*
Terms and Conditions of Stock Appreciation Rights Award under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2005, File No. 1-9210).

10.23*
Agreement to Amend Outstanding Option Awards, dated October 26, 2005 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2005, File No. 1-9210).

10.24*
Terms and Conditions of Stock Appreciation Rights (SARs) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (July 2006 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2006, File No. 1-9210).

10.25*
Form of Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of November 1, 2008) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

10.26*
Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.27*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.28*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.29*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated February 16, 2006 (date of earliest event reported), filed February 22, 2006, File No. 1-9210).

10.30*
Amendment to Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210).

10.31*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (2007 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended September 30, 2007, File No. 1-9210).

10.32*	Director Retainer and Attendance Fees (filed as Exhibit 10.36 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2013, File No. 1-9210).
10.33*
Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.37 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2013, File No. 1-9210).

10.34*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.35*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.36*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9210).

10.37*
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

10.39*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (alternate - CV) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.40*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.41*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.42*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2011, File No. 1-9210).

10.43*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2011, File No. 1-9210).

10.44*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.45*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash- Settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.46*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.47*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.48*
Form of Restricted Stock Unit Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.49*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Terms and Conditions. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.50*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms And Conditions (Equity-based and Equity-settled Award) (filed as Exhibit 10.2 to Occidental's Current Report on Form 8-K dated July 11, 2012 (date of earliest event reported), filed July 13, 2012, File No. 1-9210).

10.51*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to Occidental's Current Report on Form 8-K dated July 11, 2012 (date of earliest event reported), filed July 13, 2012, File No. 1-9210).

10.52*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Equity And Cash-Settled Award) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2012, File No. 1-9210).

10.53*
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

10.56*
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

10.58*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (Performance-Based) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.59*
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

10.61*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (Americas) (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.62*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (MENA) (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.63*	Occidental Petroleum Corporation Acknowledgement Letter dated April 29, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).
10.64*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).

10.65*
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

10.71*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, File No. 1-9210).

10.72*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, File No. 1-9210).

10.73	Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Nonstatutory Stock Option Award Terms and Conditions.
10.74*
Stockholder’s and Registration Rights Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.75*
Tax Sharing Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.76*
Employee Matters Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.77*
Transition Services Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.78*
Area of Mutual Interest Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.79*
Confidentiality and Trade Secret Protection Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.80*
Intellectual Property License Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.7 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2014.
21	List of subsidiaries of Occidental at December 31, 2014.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts as of December 31, 2014.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.