Form 10-Q
period 2015-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2015-05-06
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common stock $.20 par value	768,119,349 shares

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(Amounts in millions)

	2015	2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,153	$3,789

Restricted cash	3,265	4,019

Trade receivables, net	3,068	4,206

Inventories	1,133	1,052

Other current assets	815	807

Total current assets	10,434	13,873

INVESTMENTS

Investment in unconsolidated entities	1,221	1,171

Available for sale investment	544	394

Total investments	1,765	1,565

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $35,870 at March 31, 2015 and $34,785 at December 31, 2014	40,109	39,730

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,081	1,091

TOTAL ASSETS	$53,389	$56,259

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(Amounts in millions)

	2015	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$700	$—
Accounts payable	3,867	5,229
Accrued liabilities	2,152	2,601
Domestic and foreign income taxes	196	414
Total current liabilities	6,915	8,244

LONG-TERM DEBT, NET	6,139	6,838

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	2,947	3,015
Other	3,224	3,203
	6,171	6,218
STOCKHOLDERS' EQUITY
Common stock, at par value (890,821,383 and 890,557,537 shares respectively)	178	178
Treasury stock (122,702,034 and 119,951,199 shares respectively)	(8,734)	(8,528)
Additional paid-in capital	7,632	7,599
Retained earnings	35,294	36,067
Accumulated other comprehensive loss	(206)	(357)
Total stockholders’ equity	34,164	34,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,389	$56,259

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Amounts in millions, except per-share amounts)

	2015	2014

REVENUES AND OTHER INCOME
Net sales	$3,089	$4,968
Interest, dividends and other income	31	30
Loss on sale of assets, net	(24)	—
	3,096	4,998
COSTS AND OTHER DEDUCTIONS
Cost of sales	2,586	2,620
Selling, general and administrative and other operating expenses	311	317
Asset impairments and related items	324	—
Taxes other than on income	107	151
Exploration expense	8	24
Interest and debt expense, net	30	22
	3,366	3,134

Income (loss) before income taxes and other items	(270)	1,864
Benefit from (provision for) domestic and foreign income taxes	19	(794)
Income from equity investments	36	67
Income (loss) from continuing operations	(215)	1,137
Discontinued operations, net	(3)	255
Net income (loss)	(218)	1,392
Less: Net income (loss) attributable to noncontrolling interest	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(218)	$1,390

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$(0.28)	$1.43
Discontinued operations, net	—	0.32
BASIC EARNINGS PER COMMON SHARE	$(0.28)	$1.75

DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$(0.28)	$1.43
Discontinued operations, net	—	0.32
DILUTED EARNINGS PER COMMON SHARE	$(0.28)	$1.75

DIVIDENDS PER COMMON SHARE	$0.72	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Amounts in millions)

	2015	2014

Net income (loss) attributable to common stock	$(218)	$1,390
Other comprehensive income (loss) items:
Foreign currency translation losses	(1)	—
Unrealized gains on available for sale investment	150	—
Unrealized losses on derivatives (a)	—	(5)
Pension and postretirement gains (b)	2	4
Reclassification to income of realized losses on derivatives (c)	—	8
Other comprehensive income, net of tax (d)	151	7
Comprehensive income (loss)	$(67)	$1,397

(a)	Net of tax of zero and $3 for the three months ended March 31, 2015 and 2014, respectively.

(b)	Net of tax of $(1) and $(3) for the three months ended March 31, 2015 and 2014, respectively.

(c)	Net of tax of zero and $(4) for the three months ended March 31, 2015 and 2014, respectively.

(d)	There were no other comprehensive income (loss) items related to noncontrolling interests in the three months ended 2015 and 2014.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Amounts in millions)

	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(218)	$1,392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	3	(255)
Depreciation, depletion and amortization of assets	1,029	977
Deferred income tax provision	(63)	125
Other noncash charges to income	106	42
Asset impairments	236	—
Loss on sale of assets	24	—
Undistributed earnings from equity investments	3	3
Dry hole expenses	1	10
Changes in operating assets and liabilities, net	(555)	(252)
Operating cash flow from continuing operations	566	2,042
Operating cash flow from discontinued operations	(5)	655
Net cash provided by operating activities	561	2,697

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,675)	(1,794)
Change in capital accrual	(458)	—
Payments for purchases of assets and businesses	(6)	(4)
Sale of assets, net	20	—
Other, net	(87)	(96)
Investing cash flow from continuing operations	(2,206)	(1,894)
Investing cash flow from discontinued operations	—	(479)
Net cash used by investing activities	(2,206)	(2,373)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	754	—
Payment of long-term debt	—	(61)
Proceeds from issuance of common stock	19	13
Purchases of treasury stock	(207)	(946)
Cash dividends paid	(557)	(514)
Contributions from noncontrolling interest	—	123
Net cash provided (used by) financing activities	9	(1,385)

Decrease in cash and cash equivalents	(1,636)	(1,061)
Cash and cash equivalents—beginning of period	3,789	3,393
Cash and cash equivalents—end of period	$2,153	$2,332

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

1. General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries).  Occidental has made its disclosures in accordance with United States generally accepted accounting principles (GAAP) as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2015, and the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014, as applicable. The income and cash flows for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the income or cash flows to be expected for the full year.

As a result of the spin-off of California Resources Corporation (California Resources), the statements of operations and cash flows related to California Resources have been treated as discontinued operations for the period ended March 31, 2014. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014. See Note 3 Asset Acquisitions, Dispositions and Other for additional information.

2. Subsequent Event

On May 5, 2015, Occidental announced that its Board of Directors approved a CEO succession plan and promoted Vicki A. Hollub to Senior Executive Vice President of Occidental and President - Oxy Oil and Gas, responsible for operations in the United States, Middle East region and Latin America. The Board plans for Ms. Hollub, who has served as Executive Vice President of Occidental and President, Oxy Oil and Gas - Americas, since 2014, to succeed Stephen I. Chazen as CEO of Occidental after a thorough transition period.

3. Asset Acquisitions, Dispositions and Other

On November 30, 2014, the spin-off of Occidental's California oil and gas operations and related assets was completed through the distribution of 81.3 percent of the outstanding shares of common stock of California Resources to holders of Occidental common stock, creating an independent, publicly traded company. In connection with the spin-off, California Resources distributed to Occidental $4.95 billion in restricted cash and $1.15 billion in unrestricted cash. As indicated by a private letter ruling from the Internal Revenue Service (IRS), the $4.95 billion distribution will be used solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, within eighteen months following the distribution. At March 31, 2015, the remaining balance of the restricted cash distribution was $3.3 billion and was included in the "Restricted cash" line on the consolidated balance sheet. Occidental retained 71.5 million shares of California Resources, see Note 10, Fair Value Measurements for additional information.

Sales and other operating revenues and income from discontinued operations related to California Resources for the three month period ending March 31, 2014, were as follows (in millions):

Sales and other operating revenue from discontinued operations	$1,120

Income from discontinued operations before-tax	$390
Income tax expense	(138)
Income from discontinued operations	$252

4. Accounting and Disclosure Changes

In April 2015, the Financial Accounting Standards Board (FASB) issued rules simplifying the presentation of debt issuance costs. The new rules require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The rules become effective for fiscal years, and for interim periods, beginning after December 15, 2015. The rules will not have a significant impact on Occidental’s financial statements.

In February 2015, the FASB issued rules modifying how an entity should evaluate certain legal entities for consolidation. The modifications include a change in how limited partnerships and similar legal entities are evaluated, elimination of the presumption that a general partner should consolidate limited partnerships, changes to the consolidation analysis for reporting entities that are involved with variable interest entities, as well as a change in scope exception for certain legal entities. The rules become effective for fiscal years, and for interim periods, beginning after December 15, 2015. The rules are not expected to have an impact on Occidental's financial statements upon adoption.

In January 2015, the FASB issued rules that eliminate from GAAP the concept of an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual in nature and infrequently occurring. The rules do not impact Occidental’s financial statements upon adoption.

5. Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes of $259 million and $761 million during the three months ended March 31, 2015 and 2014, respectively. Interest paid totaled $89 million and $91 million for the three months ended March 31, 2015 and 2014, respectively.

6. Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories as of March 31, 2015 and December 31, 2014 consisted of the following (in millions):

	2015	2014

Raw materials	$73	$71
Materials and supplies	617	585
Finished goods	533	485
	1,223	1,141

Revaluation to LIFO	(90)	(89)
Total	$1,133	$1,052

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

As of March 31, 2015, Occidental participated in or monitored remedial activities or proceedings at 146 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2015, the current portion of which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities — other ($245 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	31	$22
Third-party sites	66	95
Occidental-operated sites	17	108
Closed or non-operated Occidental sites	32	99
Total	146	$324

As of March 31, 2015, Occidental’s environmental reserves exceeded $10 million each at 11 of the 146 sites described above, and 99 of the sites each had reserves of $1 million or less.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $385 million.  The status of Occidental’s involvement with the sites and related significant assumptions has not changed materially since December 31, 2014.  For additional information regarding environmental matters, refer to Note 8, Lawsuits, Claims, Commitments and Contingencies for additional information.

8. Lawsuits, Claims, Commitments and Contingencies

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

Occidental has entered into a written settlement agreement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of Diamond Shamrock Chemicals Company (DSCC) and historic operations of DSCC’s Lister Avenue Plant. In December 2014, the settlement was approved by the court. Under the settlement agreement (State Settlement) Occidental will pay the State $190 million and, under certain circumstances, perform or fund future work on behalf of the State along a portion of the Passaic River. Occidental made payments related to this settlement of $70 million and $60 million in February and April 2015, respectively. When Occidental acquired the stock of DSCC in 1986, Maxus Energy Corporation, a subsidiary of YPF S.A. (Maxus), retained liability for the Lister Avenue Plant, which is part of the Diamond Alkali Superfund Site, as well as other sites. Maxus is also obligated to indemnify Occidental for the State of New Jersey settlement. Occidental is pursuing Maxus to recover the settlement costs. The State Settlement does not cover any potential Occidental share of costs associated with the EPA’s proposed clean-up plan of the Passaic River announced in April 2014. Maxus is also responsible for federal clean-up or other costs associated with the Lister Avenue Plant and the Diamond Alkali Superfund Site.

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of March 31, 2015 and December 31, 2014 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Although taxable years through 2009 for United States federal income tax purposes have been audited by the IRS pursuant to its Compliance Assurance Program, subsequent taxable years are currently under review. Additionally, in December 2012, Occidental filed United States federal refund claims for tax years 2008 and 2009, which are subject to IRS review. Taxable years from 2000 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions. In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2015, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

9. Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and postretirement benefit plans for the three months ended March 31, 2015 and 2014 (in millions):

	2015		2014
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$2	$7	$3	$6
Interest cost	5	10	6	12
Expected return on plan assets	(7)	—	(8)	—
Recognized actuarial loss	2	7	1	6
Total	$2	$24	$2	$24

Occidental contributed approximately $5 million and $1 million to its defined benefit pension plans in the three month periods ended March 31, 2015 and 2014, respectively.

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

➢
Occidental values the available for sale investment based on the closing share price of California Resources as of the balance sheet date. This investment is classified as Level 1. At March 31, 2015, Occidental has approximately 71.5 million shares of California Resources, which are recorded as a $544 million available for sale investment.

Occidental generally uses an income approach to measure fair value when observable inputs are unavailable. This approach utilizes management’s judgments regarding expectations of projected cash flows, and discounts those cash flows using a risk-adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2015 and December 31, 2014 (in millions):

	Fair Value Measurements at
	March 31, 2015 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$360	$54	$—	$(331)	$83
Available for sale investment	$544	$—	$—	$—	$544
Liabilities:
Commodity derivatives	$350	$233	$—	$(349)	$234

	Fair Value Measurements at
	December 31, 2014 Using
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$712	$127	$—	$(742)	$97
Available for sale investment	$394	$—	$—	$—	$394
Liabilities:
Commodity derivatives	$750	$246	$—	$(756)	$240

Fair Values — Nonrecurring

As a result of lower commodity prices during the first quarter of 2015, Occidental recognized approximately $160 million in pre-tax impairment charges related to proved domestic oil and gas properties.

	Fair Value Measurements at
	March 31, 2015 Using
Description	Level 1	Level 2	Level 3	Net Book Value	(a)	Total Pre-tax (Non-cash) Impairment Loss
Assets:
Impaired proved oil and gas assets - domestic	$—	$—	$41	$201		$160

	Fair Value Measurements at
	December 31, 2014 Using
Description	Level 1	Level 2	Level 3	Net Book Value	(a)	Total Pre-tax (Non-cash) Impairment Loss
Assets:
Impaired proved oil and gas assets - domestic	$—	$—	$2,249	$5,008		$2,759
Impaired proved oil and gas assets - international	$—	$—	$45	$1,084		$1,039
Impaired Chemical property, plant, and equipment	$—	$—	$18	$129		$111

(a) Amount represents net book value at date of assessment.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long term fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair values of Occidental’s debt as of March 31, 2015 and December 31, 2014 was $7.2 billion and $7.0 billion, respectively, and its carrying value as of March 31, 2015 and December 31, 2014 was $6.9 billion in each period. The majority of Occidental's debt is classified as Level 1, with $90 million classified as Level 2.

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

Cash-Flow Hedges

Occidental’s marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities.  Derivative instruments used to fix margins on the future sales of stored volumes ended March 31, 2014.  As of March 31, 2015 and December 31, 2014, Occidental did not have any cash-flow hedges.

Occidental had no cash flow hedges for the three months ended March 31, 2015 and the cash flow hedges for the same period in 2014 were immaterial.

Derivatives Not Designated as Hedging Instruments

The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of March 31, 2015 and December 31, 2014:

	Net Outstanding Position
	Long / (Short)
Commodity	2015	2014
Oil (million barrels)	(14)	(9)
Natural gas (billion cubic feet)	(25)	(32)
CO2 (billion cubic feet)	616	621

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These excluded contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.

Occidental fulfills short positions through its own production or by third-party purchase contracts. Subsequent to March 31, 2015, Occidental entered into purchase contracts for a substantial portion of the short positions outstanding at quarter end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $26 million of net losses from derivatives not designated as hedging instruments and $12 million of net gains were recognized in net sales for the three months ended March 31, 2015 and 2014, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of March 31, 2015 and December 31, 2014 (in millions):

	Asset Derivatives		Liability Derivatives
March 31, 2015	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	403	Accrued liabilities	415
	Long-term receivables and other assets, net	10	Deferred credits and other liabilities	168
		413		583
Total gross fair value		413		583
Less: counterparty netting and cash collateral (b,d)		(331)		(349)
Total net fair value of derivatives		$82		$234

	Asset Derivatives		Liability Derivatives
December 31, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	828	Accrued liabilities	886
	Long-term receivables and other assets, net	11	Deferred credits and other liabilities	110
		839		996
Total gross fair value		839		996
Less: counterparty netting and cash collateral (c,d)		(742)		(756)
Total net fair value of derivatives		$97		$240

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of March 31, 2015, no collateral was received against the derivative assets and collateral paid of $19 million has been netted against derivative liabilities.

(c)	As of December 31, 2014, no collateral was received against the derivative assets and collateral paid of $8 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $11 million and $44 million deposited by Occidental has not been reflected in these derivative fair value tables as of March 31, 2015 and December 31, 2014, respectively. This collateral is included in other current assets in the consolidated balance sheets as of March 31, 2015, and December 31, 2014, respectively.

See Note 10 for fair value measurement disclosures on derivatives.

Credit Risk

A large portion of Occidental’s derivative transaction volume is executed through the over-the-counter market. Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary. Occidental executes the rest of its derivative transactions in the exchange-traded market, which are subject to minimal credit risk as a significant portion of these transactions is settled on a daily margin basis with select clearinghouses and brokers.

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of March 31, 2015 and December 31, 2014, Occidental had a net liability of $1 million and $4 million, respectively, which is net of collateral posted of zero and $3 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2015 and December 31, 2014.

12. Industry Segments

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

Earnings of industry segments generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment and geographic assets and income from the segments' equity investments. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

The following tables present Occidental’s industry segments (in millions):

	Oil			Midstream	Corporate
	and			and	and
	Gas		Chemical	Marketing	Eliminations		Total
Three months ended March 31, 2015
Net sales	$2,009		$1,000	$197	$(117)		$3,089
Pre-tax operating profit (loss)	$(266)	(a)	$139	$(15)	$(92)	(a,b)	$(234)
Income taxes	—		—	—	19	(c)	19
Discontinued operations, net	—		—	—	(3)		(3)
Net income (loss) attributable to common stock	$(266)		$139	$(15)	$(76)		$(218)

Three months ended March 31, 2014
Net sales	$3,602		$1,220	$340	$(194)		$4,968
Pre-tax operating profit (loss)	$1,719		$136	$164	$(88)	(b)	$1,931
Income taxes	—		—	—	(794)	(c)	(794)
Discontinued operations, net	—		—	—	255		255
Net income attributable to noncontrolling interest	—		—	(2)	—		(2)
Net income (loss) attributable to common stock	$1,719		$136	$162	$(627)		$1,390

(a) Includes pre-tax charges of $310 million for the impairment of certain domestic and international oil and gas assets and other items and $14 million of corporate other items.
(b) Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.
(c) Includes all foreign and domestic income taxes from continuing operations.

13. Earnings Per Share

Occidental’s instruments containing rights to nonforfeitable dividends granted in stock-based awards are considered participating securities prior to vesting and, therefore, net income allocated to these participating securities has been deducted from earnings in computing basic and diluted EPS under the two-class method.

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2015 and 2014 (in millions, except per-share amounts):

	Three months ended March 31

	2015	2014
Basic EPS
Income (loss) from continuing operations	$(215)	$1,137
Less: Income from continuing operations attributable to noncontrolling interest	—	(2)
Income (loss) from continuing operations attributable to common stock	(215)	1,135
Discontinued operations, net	(3)	255
Net income (loss)	(218)	1,390
Less: Net income (loss) allocated to participating securities	—	(2)
Net income (loss), net of participating securities	(218)	1,388

Weighted average number of basic shares	769.6	791.3
Basic EPS	$(0.28)	$1.75

Diluted EPS
Net income (loss), net of participating securities	$(218)	$1,388
Weighted average number of basic shares	769.6	791.3
Dilutive effect of potentially dilutive securities	—	0.4
Total diluted weighted average common shares	769.6	791.7
Diluted EPS	$(0.28)	$1.75

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; reorganization or restructuring of Occidental’s operations; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A “Risk Factors” of Occidental's Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K).

Consolidated Results of Operations

Occidental reported a net loss of $0.2 billion for the first quarter of 2015 on net sales of $3.1 billion, compared to net income of $1.4 billion on net sales of $5.0 billion for the same period of 2014.  Diluted earnings per share were $(0.28) and $1.75 for the first quarters of 2015 and 2014, respectively.

The net loss in the three months ended March 31, 2015 reflected significantly lower realized crude oil prices and to a lesser extent lower realized natural gas liquids (NGLs) and gas prices, partially offset by higher crude oil volumes.

Selected Statements of Operations Items

Net sales decreased for the three months ended March 31, 2015, compared to the same period of 2014, due to significantly lower realized prices for all oil and gas commodities, partially offset by higher worldwide crude oil volumes.

Cost of sales for the three months ended March 31, 2015, compared to the same period in 2014, reflected lower chemical feedstock and energy costs, partially offset by higher domestic operating costs mainly attributable to increased workover and maintenance activities and the commencement of production on the Al Hosn gas project. Asset impairments and related items for the three months ended March 31, 2015 reflected impairment charges for Occidental’s South Texas Eagle Ford non-operated properties that are no longer being developed and remaining investments in Yemen due to the collapse of the country’s government, as well as mark-to-market losses on a CO2 derivative contract. The decrease in taxes other than on income for the three months ended March 31, 2015, compared to the same period of 2014, reflected lower commodity prices.

The decrease in the provision for domestic and foreign income taxes for the three months ended March 31, 2015, compared to the same period of 2014, was due to lower pre-tax income in 2015, compared to 2014.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for discussion about the changes in cash and cash equivalents and restricted cash.

The decrease in trade receivables at March 31, 2015, compared to December 31, 2014, was due to the significant decline in oil and gas realized prices for all products. The increase in the available for sale investment reflected the increase in fair value of the investment as of March 31, 2015, compared to December 31, 2014. The increase in property, plant and equipment, net, reflected capital expenditures of $1.7 billion, partially offset by DD&A, asset sales and impairments.

The decrease in accounts payable at March 31, 2015, compared to December 31, 2014, was due to the payments on the higher capital and operating expenses accrued at year-end 2014, which was paid in the first quarter of 2015. Accrued liabilities at March 31, 2015 reflected the first quarter payments for compensation-related costs and ad valorem taxes as well a portion of the settlement payment related to the State of New Jersey litigation settlement case. The decrease in domestic and foreign income taxes payable at March 31, 2015 is primarily due to state and foreign tax payments made in the first quarter of 2015. The decrease in deferred domestic and foreign income taxes was primarily due to impairments recorded in the first quarter of 2015. The decrease in stockholders' equity was mainly due to dividend payments, treasury share purchases and the net loss for the first quarter of 2015, partially offset by the decrease in accumulated other comprehensive loss for the increase in fair value on the available for sale investment.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014
Net Sales (a)
Oil and Gas	$2,009	$3,602
Chemical	1,000	1,220
Midstream and Marketing	197	340
Eliminations	(117)	(194)
	$3,089	$4,968
Segment Earnings (b)
Oil and Gas	$(266)	$1,719
Chemical	139	136
Midstream and Marketing (c)	(15)	162
	(142)	2,017
Unallocated Corporate Items (b)
Interest expense, net	(28)	(20)
Income taxes	19	(794)
Other expense, net	(64)	(68)

Income (loss) from continuing operations (c)	(215)	1,135
Discontinued operations, net	(3)	255
Net income (loss) attributable to common stock (c)	$(218)	$1,390

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

Significant Transactions and Events Affecting Earnings

The following table sets forth for the three months ended March 31, 2015 and 2014, significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount (in millions):

	2015	2014

Oil and Gas
Asset impairments and related items - Domestic	$(264)	$—
Asset impairments and related items - International	(46)	—
Asset sales	(13)	$—
Total Oil and Gas	$(323)	$—

Chemical
No significant items affecting earnings	$—	$—
Total Chemical	$—	$—

Midstream and Marketing
Phibro commodity trading results	$(10)	$66
Total Midstream and Marketing	$(10)	$66

Corporate
Asset impairments and related items - spin-off costs	$(14)	$—
Asset sales	(11)	—
Tax effect of pre-tax adjustments	112	(26)
Discontinued operations, net*	(3)	255
Total Corporate	$84	$229

Total	$(249)	$295
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014

Oil and Gas earnings (loss)	$(266)	$1,719
Chemical earnings	139	136
Midstream and Marketing earnings (loss)	(15)	162
Unallocated corporate items	(92)	(88)
Pre-tax income (loss)	(234)	1,929

Income tax expense (benefit)
Federal and state	(125)	241
Foreign	106	553
Total	(19)	794

Income (loss) from continuing operations (a)	$(215)	$1,135

Worldwide effective tax rate	8%	41%

(a) Represents amounts attributed to income from continuing operations after deducting a noncontrolling interest amount of $2 million for the three months ended March 31, 2014.

Occidental’s worldwide effective income tax rate of 8% for the period ending March 31, 2015 is lower than the effective income tax rate for the same period of 2014 as a result of a domestic pre-tax loss, which includes domestic oil and gas asset impairments, in comparison to foreign pre-tax income which is subject to a higher statutory rate in foreign jurisdictions.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three months ended March 31, 2015 and 2014.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

Production per Day	2015	2014

Oil (MBBL)
United States (a)	198	173
Middle East/North Africa	190	167
Latin America	38	29
NGLs (MBBL)
United States (a)	53	53
Middle East/North Africa	9	6
Natural Gas (MMCF)
United States (a)	447	458
Middle East/North Africa	481	402
Latin America	12	12
Total production (MBOE) (a,b)	645	573

Sales Volumes per Day	2015	2014

Oil (MBBL)
United States (a)	198	173
Middle East/North Africa	184	153
Latin America	36	32
NGLs (MBBL)
United States (a)	53	53
Middle East/North Africa	9	6
Natural Gas (MMCF)
United States (a)	447	458
Middle East/North Africa	481	402
Latin America	12	12
Total sales volumes (MBOE) (a,b)	637	562
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Excluding Hugoton daily production and sales volumes of 6 MBBL of oil, 3 MBBL of NGLs and 52 MMCF of gas for the three months ended March 31, 2014.
(b) Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the three months ending March 31, 2015 the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $48.63 per barrel and $3.07 per Mcf, respectively, resulting in an oil-to-gas ratio of over 15 to 1.

The following tables present information about Occidental's average realized prices and index prices for the three months ended March 31, 2015 and 2014:

Average Realized Prices	2015	2014
Oil ($/BBL)
United States	$43.66	$92.56
Middle East/North Africa	$53.98	$104.65
Latin America	$47.70	$98.53
Total Worldwide	$48.50	$98.14
NGLs ($/BBL)
United States	$17.32	$42.06
Middle East/North Africa	$21.57	$38.43
Total Worldwide	$17.96	$41.70
Natural Gas ($/MCF)
United States	$2.49	$4.39
Latin America	$4.53	$10.81
Total Worldwide	$1.66	$2.90

Average Index Prices	2015	2014
WTI oil ($/BBL)	$48.63	$98.68
Brent oil ($/BBL)	$55.17	$107.90
NYMEX gas ($/MCF)	$3.07	$4.66

Average Realized Prices as Percentage of Average Index Prices
	2015	2014
Worldwide oil as a percentage of average WTI	100%	99%
Worldwide oil as a percentage of average Brent	88%	91%
Worldwide NGLs as a percentage of average WTI	37%	42%
Domestic natural gas as a percentage of average NYMEX	81%	94%

Oil and gas segment losses were $266 million for the first quarter of 2015, compared with $1.7 billion segment earnings for the first quarter of 2014. The decrease in earnings reflected significantly lower commodity prices for all products, especially crude oil, partially offset by higher crude oil volumes and lower DD&A expense.

For the first quarter of 2015, total company average daily oil and gas production volumes increased by 72,000 barrels of oil equivalent (BOE) to 645,000 BOE from 573,000 BOE in the first quarter of 2014, excluding Hugoton production. Domestic average daily production increased by 24,000 BOE to 326,000 BOE in the current quarter with the majority of the increase coming from oil production, which grew by 25,000 barrels to 198,000 barrels per day, substantially all coming from Permian Resources. The increase in domestic oil production was offset by lower natural gas production in the Midcontinent and Other region. International average daily production increased to 319,000 BOE in the first quarter of 2015 from 271,000 BOE in first quarter of 2014. Approximately half of the increase resulted from the impact of production-sharing contracts due to the low crude oil price environment, and the remainder from the commencement of production for the Al Hosn gas project, which produced 9,000 BOE per day, and operational improvements. Total company average daily sales volumes grew from 562,000 BOE in the first quarter 2014 to 637,000 BOE in the same period 2015. Sales volumes were lower than production volumes due to the timing of liftings in Iraq.

Worldwide commodity prices for the first quarter of 2015 continued to decline significantly from the fourth quarter of 2014. The average quarterly WTI and Brent marker prices decreased to $48.63 per barrel and $55.17 per barrel, respectively, compared to $98.68 per barrel and $107.90 per barrel for the first quarter of 2014, respectively. Worldwide realized crude oil prices decreased over 50 percent to $48.50 per barrel for the first quarter of 2015, compared with $98.14 per barrel for the first quarter of 2014, and decreased by 32 percent, compared with $71.58 per barrel in the fourth quarter of 2014. Worldwide NGL prices decreased by 57 percent to $17.96 per barrel in the first quarter of 2015, compared with $41.70 per barrel in the first quarter of 2014, and decreased by 34 percent, compared with $27.39 per barrel in the fourth quarter of 2014. Domestic natural gas prices decreased by 43 percent in the first quarter of 2015 to $2.49 per MCF, compared with $4.39 per MCF in the first quarter of 2014, and fell by 30 percent, compared with the $3.56 per MCF in the fourth quarter of 2014.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2015 were $139 million, compared to $136 million for the same period of 2014. The slightly higher earnings were the result of margin improvement across most product lines resulting from lower ethylene and natural gas costs, partially offset by lower caustic soda sales volumes.

Midstream and Marketing Segment

Midstream and marketing losses were $15 million for the three months ended March 31, 2015, compared with income of $162 million for the same period of 2014.  The decrease in midstream earnings reflected lower gas plant results due to the decline in NGL prices, lower pipeline income as a result of lower Dolphin Pipeline gas sales and reduced ownership in the Plains Pipeline GP as a result of the sale of a portion of Occidental's interest in the fourth quarter of 2014, and lower marketing margins due to unfavorable Midland to Gulf Coast spreads.

Liquidity and Capital Resources

At March 31, 2015, Occidental had $2.2 billion and $3.3 billion in unrestricted and restricted cash, respectively. Income and cash flows are largely dependent on the oil and gas segment's prices, sales volumes and costs. Occidental funds its operating needs and planned capital expenditures, dividends and any debt payments from cash on hand and cash generated from operations. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

As a result of the tax-free status of the spin-off of California Resources, Occidental's use of restricted cash is limited to the payment of dividends, repayment of debt or share repurchases. To retain the tax-free status of the spin-off, the restricted cash must be used for these purposes within eighteen months from the date of distribution.

Net cash provided by operating activities was $0.6 billion for the three months ended March 31, 2015, compared to $2.7 billion for the same period in 2014. Operating cash flows were negatively impacted by significantly lower realized prices for all oil and natural gas commodities, partially offset by higher worldwide crude oil volumes. The changes in working capital are a result of lower realized prices which impacted receivable collections and payments related to higher capital and operating spending accrued in the fourth quarter of 2014 but not paid until the first quarter of 2015. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $2.2 billion for the first three months of 2015, compared to $2.4 billion for the same period of 2014. Capital expenditures for the first three months of 2015 were $1.7 billion of which $1.5 billion was for the oil and gas segment. The change in capital accrual for the three months ended March 31, 2015 reflected amounts paid in the first quarter of 2015 related to capital accruals incurred in the fourth quarter of 2014.

Occidental’s net cash provided by financing activities was $9 million for the first three months of 2015, compared to net cash used by financing activities of $1.4 billion for the same period of 2014. The $0.8 billion decrease in restricted cash was due to $0.2 billion in purchases of treasury stock and $0.6 billion used to pay dividends.

As of March 31, 2015, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Refer to Note 7, Environmental Liabilities and Expenditures in the Notes to the Consolidated Condensed Financial Statements and to the “Environmental Liabilities and Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of March 31, 2015 and December 31, 2014 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above.  Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 8, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements.

Recently Adopted Accounting and Disclosure Changes

In April 2015, the Financial Accounting Standards Board (FASB) issued rules simplifying the presentation of debt issuance costs. The new rules require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The rules become effective for fiscal years, and for interim periods, beginning after December 15, 2015. The rules will not have a significant impact on Occidental’s financial statements.

In February 2015, the FASB issued rules modifying how an entity should evaluate certain legal entities for consolidation. The modifications include a change in how limited partnerships and similar legal entities are evaluated, elimination of the presumption that a general partner should consolidate limited partnerships, changes to the consolidation analysis for reporting entities that are involved with variable interest entities, as well as a change in scope exception for certain legal entities. The rules become effective for fiscal years, and for interim periods, beginning after December 15, 2015. The rules are not expected to have an impact on Occidental's financial statements upon adoption.

In January 2015, the FASB issued rules that eliminate from GAAP the concept of an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual in nature and infrequently occurring. The rules do not impact Occidental’s financial statements upon adoption.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2015, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2014 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see Note 8 to the consolidated condensed financial statements in Part I of this Form 10-Q, and Part I, Item 3, “Legal Proceedings” in the 2014 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the three months ended March 31, 2015, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

January 1 - 31, 2015	100,835	(b)	$74.97	—
February 1 - 28, 2015	300,000		$78.34	300,000
March 1 - 31, 2015	2,350,000		$74.65	2,350,000
Total	2,750,835		$75.07	2,650,000	68,526,168

(a)
Represents the total number of shares remaining at March 31, 2015 under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 6. Exhibits

3.(i)*
Restated Certificate of Incorporation of Occidental, dated November 12, 1999, and Certificates of Amendment thereto dated May 5, 2006, May 1, 2009, and May 2, 2014 (filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).

3.(ii)*	Bylaws of Occidental, as amended through May 1, 2015 (filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).

10.1*	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2015 and 2014, and for each of the five years in the period ended December 31, 2014.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	May 6, 2015	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX

EXHIBITS

3.(i)*
Restated Certificate of Incorporation of Occidental, dated November 12, 1999, and Certificates of Amendment thereto dated May 5, 2006, May 1, 2009, and May 2, 2014 (filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).

3.(ii)*	Bylaws of Occidental, as amended through May 1, 2015 (filed as Exhibit 4.2 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).

10.1*	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2015 and 2014, and for each of the five years in the period ended December 31, 2014.

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