Form 10-Q
period 2015-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2015-08-04
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common stock $.20 par value	763,951,136

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(Amounts in millions)

	2015	2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,756	$3,789

Restricted cash	2,382	4,019

Trade receivables, net	3,973	4,206

Inventories	1,120	1,052

Other current assets	777	807

Total current assets	11,008	13,873

INVESTMENTS

Investment in unconsolidated entities	1,330	1,171

Available for sale investment	432	394

Total investments	1,762	1,565

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $36,897 at June 30, 2015 and $34,785 at December 31, 2014	40,478	39,730

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,121	1,091

TOTAL ASSETS	$54,369	$56,259

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(Amounts in millions except share amounts)

	2015	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,450	$—
Accounts payable	4,145	5,229
Accrued liabilities	2,230	2,601
Domestic and foreign income taxes	—	414
Total current liabilities	7,825	8,244

LONG-TERM DEBT, NET	6,880	6,838

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	3,153	3,015
Other	3,209	3,203
	6,362	6,218
STOCKHOLDERS' EQUITY
Common stock, at par value (890,872,794 shares at June 30, 2015 and 890,557,537 shares December 31, 2014)	178	178
Treasury stock (127,471,658 shares at June 30, 2015 and 119,951,199 shares at December 31, 2014)	(9,107)	(8,528)
Additional paid-in capital	7,651	7,599
Retained earnings	34,896	36,067
Accumulated other comprehensive loss	(316)	(357)
Total stockholders’ equity	33,302	34,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,369	$56,259

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Amounts in millions, except per-share amounts)

	Three months ended June 30		Six months ended June 30

	2015	2014	2015	2014

REVENUES AND OTHER INCOME
Net sales	$3,469	$5,133	$6,558	$10,101
Interest, dividends and other income	26	47	57	77
Gain (loss) on sale of assets, net	19	525	(5)	525
	3,514	5,705	6,610	10,703
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,480	1,691	3,037	3,334
Selling, general and administrative and other operating expenses	347	429	658	746
Depreciation, depletion and amortization	1,116	1,024	2,145	2,001
Asset impairments and related items	—	471	324	471
Taxes other than on income	107	144	214	295
Exploration expense	10	39	18	63
Interest and debt expense, net	8	20	38	42
	3,068	3,818	6,434	6,952

Income before income taxes and other items	446	1,887	176	3,751
Provision for domestic and foreign income taxes	(324)	(809)	(305)	(1,603)
Income from equity investments	58	83	94	150
Income (loss) from continuing operations	180	1,161	(35)	2,298
Discontinued operations, net	(4)	273	(7)	528
Net income (loss)	176	1,434	(42)	2,826
Less: Net income attributable to noncontrolling interest	—	(3)	—	(5)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$176	$1,431	$(42)	$2,821

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$0.23	$1.48	$(0.04)	$2.91
Discontinued operations, net	—	0.35	(0.01)	0.67
BASIC EARNINGS PER COMMON SHARE	$0.23	$1.83	$(0.05)	$3.58

DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$0.23	$1.47	$(0.04)	$2.91
Discontinued operations, net	—	0.35	(0.01)	0.67
DILUTED EARNINGS PER COMMON SHARE	$0.23	$1.82	$(0.05)	$3.58

DIVIDENDS PER COMMON SHARE	$0.75	$0.72	$1.47	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Amounts in millions)

	Three months ended June 30		Six months ended June 30

	2015	2014	2015	2014

Net income (loss) attributable to common stock	$176	$1,431	$(42)	$2,821
Other comprehensive income (loss) items:
Foreign currency translation loss	—	—	(1)	—
Unrealized (loss) gain on available for sale investment	(112)	—	38	—
Unrealized loss on derivatives (a)	—	—	—	(5)
Pension and postretirement gain (b)	2	5	4	9
Reclassification to income of realized loss on derivatives (c)	—	—	—	8
Other comprehensive (loss) income, net of tax (d)	(110)	5	41	12
Comprehensive income (loss)	$66	$1,436	$(1)	$2,833

(a)	Net of tax of $3 for the six months ended June 30, 2014.

(b)	Net of tax of $(1) and $(3) for the three months ended June 30, 2015 and 2014, respectively, and $(2) and $(5) for the six months ended June 30, 2015 and 2014.

(c)	Net of tax of $(5) for the six months ended June 30, 2014.

(d)	There were no other comprehensive income (loss) items related to noncontrolling interests in the three and six months ended 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Amounts in millions)

	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(42)	$2,826
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations, net	7	(528)
Depreciation, depletion and amortization of assets	2,145	2,001
Deferred income tax provision (benefit)	139	(57)
Other noncash charges to income	145	143
Asset impairments and related items	236	471
Loss (gain) on sale of assets, net	5	(525)
Dry hole expenses	3	33
Changes in operating assets and liabilities, net	(954)	(48)
Other operating, net	(307)	—
Operating cash flow from continuing operations	1,377	4,316
Operating cash flow from discontinued operations	(11)	1,248
Net cash provided by operating activities	1,366	5,564

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,065)	(3,924)
Change in capital accrual	(585)	—
Payments for purchases of assets and businesses	(43)	(307)
Sale of assets, net	58	1,371
Other, net	(254)	(186)
Investing cash flow from continuing operations	(3,889)	(3,046)
Investing cash flow from discontinued operations	—	(1,042)
Net cash used by investing activities	(3,889)	(4,088)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	1,637	—
Payment of long-term debt	—	(107)
Proceeds from long-term debt, net	1,478	—
Proceeds from issuance of common stock	23	16
Purchases of treasury stock	(536)	(1,576)
Cash dividends paid	(1,113)	(1,084)
Contributions from noncontrolling interest	—	272
Other, net	1	1
Net cash provided (used by) financing activities	1,490	(2,478)

Decrease in cash and cash equivalents	(1,033)	(1,002)
Cash and cash equivalents — beginning of period	3,789	3,393
Cash and cash equivalents — end of period	$2,756	$2,391

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015

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

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2015, and the consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 2015 and 2014, as applicable. The income and cash flows for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the income or cash flows to be expected for the full year.

As a result of the spin-off of California Resources Corporation (California Resources), the statements of operations and cash flows related to California Resources have been treated as discontinued operations for the three and six months ended June 30, 2014. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014. See Note 2, Asset Acquisitions, Dispositions and Other, for additional information.

2. Asset Acquisitions, Dispositions and Other

In June 2015, Occidental issued $1.5 billion of debt that was comprised of $750 million of 3.50-percent senior unsecured notes due 2025 and $750 million of 4.625-percent senior unsecured notes due 2045. Occidental received net proceeds of approximately $1.48 billion. Interest on the notes will be payable semi-annually in arrears in June and December of each year for both series of notes, beginning on December 15, 2015.

On November 30, 2014, the spin-off of Occidental's California oil and gas operations and related assets was completed through the distribution of 81.3 percent of the outstanding shares of common stock of California Resources to holders of Occidental common stock, creating an independent, publicly traded company. In connection with the spin-off, California Resources distributed to Occidental $4.95 billion in restricted cash and $1.15 billion in unrestricted cash. As indicated by a private letter ruling from the United States Internal Revenue Service (IRS), the $4.95 billion distribution must be used solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, within 18 months following the distribution. At June 30, 2015, the remaining balance of the restricted cash distribution was $2.4 billion and was presented as "Restricted cash" on the consolidated balance sheet. Occidental retained 71.5 million shares of California Resources. See Note 9, Fair Value Measurements, for additional information.

Sales and other operating revenues and income from discontinued operations related to California Resources for the three and six months ended June 30, 2014 were as follows (in millions):

	Three months ended June 30	Six months ended June 30

Sales and other operating revenue from discontinued operations	$1,141	$2,261

Income from discontinued operations before-tax	$422	$812
Income tax expense	(148)	(286)
Income from discontinued operations	$274	$526

3. Accounting and Disclosure Changes

In July 2015, the Financial Accounting Standards Board (FASB) voted to defer the effective date of the new revenue recognition standard to interim and annual periods beginning after December 15, 2017. Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods and services. The rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The rules are not expected to have a significant impact on Occidental's financial statements upon adoption.

In May 2015, the FASB issued rules modifying how entities measure certain investments at net asset value as well as how they are categorized within the fair value hierarchy. The new rules remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. The update also removes the requirement for certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practice, and instead requires it for only those investments the entity elects to measure as such. The rules become effective for fiscal years, and for interim periods, beginning after December 15, 2015. The rules will not have a significant impact on Occidental’s financial statements.

In April 2015, the FASB issued rules simplifying the presentation of debt issuance costs. The new rules require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The rules become effective for fiscal years, and for interim periods, beginning after December 15, 2015. The rules will not have a significant impact on Occidental’s financial statements.

In February 2015, the FASB issued rules modifying how an entity should evaluate certain legal entities for consolidation. The modifications change how limited partnerships and similar legal entities are evaluated, eliminate the presumption that a general partner should consolidate limited partnerships, change the consolidation analysis for reporting entities that are involved with variable interest entities, and change the scope exception for certain legal entities, among other things. The rules become effective for fiscal years, and for interim periods, beginning after December 15, 2015. The rules are not expected to have an impact on Occidental's financial statements upon adoption.

In January 2015, the FASB issued rules that eliminate from GAAP the concept of an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual in nature and infrequently occurring. The rules do not impact Occidental’s financial statements upon adoption.

4. Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes of $0.6 billion and $1.7 billion during the six months ended June 30, 2015 and 2014, respectively. Interest paid totaled $108 million and $110 million for the six months ended June 30, 2015 and 2014, respectively.

5. Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories as of June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	2015	2014

Raw materials	$74	$71
Materials and supplies	638	585
Finished goods	497	485
	1,209	1,141

Revaluation to LIFO	(89)	(89)
Total	$1,120	$1,052

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

As of June 30, 2015, Occidental participated in or monitored remedial activities or proceedings at 147 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2015, the current portion which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities — other ($237 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	32	$22
Third-party sites	65	92
Occidental-operated sites	18	108
Closed or non-operated Occidental sites	32	94
Total	147	$316

As of June 30, 2015, Occidental’s environmental reserves exceeded $10 million each at 11 of the 147 sites described above, and 102 of the sites each had reserves of $1 million or less.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $395 million.  The status of Occidental’s involvement with the sites and related significant assumptions has not changed materially since December 31, 2014.  For additional information regarding environmental matters, refer to Note 7, Lawsuits, Claims, Commitments and Contingencies, for additional information.

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

Occidental has entered into a written settlement agreement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of Diamond Shamrock Chemicals Company (DSCC) and historic operations of DSCC’s Lister Avenue Plant. In December 2014, the settlement was approved by the court. Under the settlement agreement (State Settlement) Occidental agreed to pay the State $190 million and, under certain circumstances, perform or fund future work on behalf of the State along a portion of the Passaic River. Occidental made payments related to this settlement of $70 million, $60 million and $60 million in February, April and June 2015, respectively. When Occidental acquired the stock of DSCC in 1986, Maxus Energy Corporation, a subsidiary of YPF S.A. (Maxus), retained liability for the Lister Avenue Plant, which is part of the Diamond Alkali Superfund Site, as well as other sites. Maxus is also obligated to indemnify Occidental for the State of New Jersey settlement. Occidental is pursuing Maxus to recover the settlement costs. The State Settlement does not cover any potential Occidental share of costs associated with the Environmental Protection Agency’s proposed clean-up plan of the Passaic River announced in April 2014. Maxus is also responsible for federal clean-up or other costs associated with the Lister Avenue Plant and the Diamond Alkali Superfund Site.

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of June 30, 2015 and December 31, 2014 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2015, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three and six months ended June 30, 2015 and 2014 (in millions):

Three months ended June 30	2015		2014
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$2	$7	$3	$6
Interest cost	5	10	6	12
Expected return on plan assets	(7)	—	(9)	—
Recognized actuarial loss	2	7	2	6
Total	$2	$24	$2	$24

Six months ended June 30	2015		2014
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$4	$14	$6	$12
Interest cost	10	20	12	24
Expected return on plan assets	(14)	—	(17)	—
Recognized actuarial loss	4	14	3	12
Total	$4	$48	$4	$48

Occidental contributed approximately zero and $2 million to its defined benefit pension plans in the three-months ended June 30, 2015 and 2014, respectively. Occidental contributed approximately $5 million and $3 million in the six-months ended June 30, 2015 and 2014, respectively.

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

Fair Values — Recurring

Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs. Occidental utilizes the mid-point between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique.  For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

➢
Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date. Those derivatives are classified as Level 1. Over-the-Counter (OTC) bilateral financial commodity contracts, foreign exchange contracts, options and physical commodity forward purchase and sale contracts are generally classified as Level 2 and are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, and can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.

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

➢
Occidental values its available for sale investment in California Resources based on the closing share price of California Resources' common stock as of the balance sheet date. This investment is classified as Level 1. At June 30, 2015, Occidental had approximately 71.5 million shares of common stock of California Resources, which are recorded as a $432 million available for sale investment.

Occidental generally uses an income approach to measure fair value when observable inputs are unavailable. This approach utilizes management’s judgments regarding expectations of projected cash flows, and discounts those cash flows using a risk-adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2015 and December 31, 2014 (in millions):

Fair Value Measurements at June 30, 2015:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$139	$35	$—	$(139)	$35
Available for sale investment	$432	$—	$—	$—	$432
Liabilities:
Commodity derivatives	$130	$162	$—	$(127)	$165

Fair Value Measurements at December 31, 2014:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$712	$127	$—	$(742)	$97
Available for sale investment	$394	$—	$—	$—	$394
Liabilities:
Commodity derivatives	$750	$246	$—	$(756)	$240

Fair Values — Nonrecurring

During the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2014, Occidental did not have any assets or liabilities measured at fair value on a non-recurring basis. As a result of lower commodity prices during the first quarter 2015, Occidental recognized approximately $160 million in pre-tax impairment charges related to proved domestic oil and gas properties.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long term fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair value of Occidental’s debt as of June 30, 2015 and December 31, 2014 was $8.6 billion and $7.0 billion, respectively, and its carrying value net of unamortized discount as of June 30, 2015 and December 31, 2014 was $8.3 billion and $6.8 billion, respectively. The majority of Occidental's debt is classified as Level 1, with $68 million classified as Level 2.

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

Cash-Flow Hedges

Occidental's marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental's North American leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes through February 2016. As of June 30, 2015, Occidental had approximately 9 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 3 billion cubic feet of stored natural gas. As of December 31, 2014, Occidental did not have any cash-flow hedges.

Occidental's after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the three and six months ended June 30, 2015 and 2014, and the ending AOCI balances for each period, were not material. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the three and six months ended June 30, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments

The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of June 30, 2015 and December 31, 2014:

	Net Outstanding Position
	Long / (Short)
Commodity	2015	2014
Oil (million barrels)	76	(9)
Natural gas (billion cubic feet)	(33)	(32)
Carbon dioxide (billion cubic feet)	612	621

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These excluded contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.

Occidental fulfills short positions through its own production or by third-party purchase contracts. Subsequent to June 30, 2015, Occidental entered into purchase contracts for a substantial portion of the short positions outstanding at quarter end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $45 million of net gains from derivatives not designated as hedging instruments and $72 million of net gains were recognized in net sales for the three months ended June 30, 2015 and 2014, respectively. Approximately $44 million of net losses from derivatives not designated as hedging instruments and $84 million of net gains were recognized in net sales or the six months ended June 30, 2015 and 2014, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of June 30, 2015 and December 31, 2014 (in millions):

	Asset Derivatives		Liability Derivatives
June 30, 2015	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	166	Accrued liabilities	159
	Long-term receivables and other assets, net	8	Deferred credits and other liabilities	133
		174		292
Total gross fair value		174		292
Less: counterparty netting and cash collateral (b,d)		(139)		(127)
Total net fair value of derivatives		$35		$165

	Asset Derivatives		Liability Derivatives
December 31, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	828	Accrued liabilities	886
	Long-term receivables and other assets, net	11	Deferred credits and other liabilities	110
		839		996
Total gross fair value		839		996
Less: counterparty netting and cash collateral (c,d)		(742)		(756)
Total net fair value of derivatives		$97		$240

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of June 30, 2015, collateral received of $15 million has been netted against the derivative assets and collateral paid of $3 million has been netted against derivative liabilities.

(c)	As of December 31, 2014, no collateral was received against the derivative assets and collateral paid of $8 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $7 million and $44 million deposited by Occidental has not been reflected in these derivative fair value tables as of June 30, 2015 and December 31, 2014, respectively. This collateral is included in other current assets in the consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

See Note 9, Fair Value Measurements, for fair value measurement disclosures on derivatives.

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

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of June 30, 2015 and December 31, 2014, Occidental had a net liability of zero and $4 million, respectively, which is net of collateral posted of zero and $3 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2015 and December 31, 2014.

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

The following tables present Occidental’s industry segments (in millions):

	Oil		Midstream	Corporate
	and		and	and
	Gas	Chemical	Marketing	Eliminations		Total
Three months ended June 30, 2015
Net sales	$2,342	$1,030	$294	$(197)		$3,469
Pre-tax operating profit (loss)	$355	$136	$87	$(74)	(b)	$504
Income taxes	—	—	—	(324)	(c)	(324)
Discontinued operations, net	—	—	—	(4)		(4)
Net income (loss) attributable to common stock	$355	$136	$87	$(402)		$176

Three months ended June 30, 2014
Net sales	$3,703	$1,242	$440	$(252)		$5,133
Pre-tax operating profit (loss)	$1,767	$133	$211	$(141)	(b)	$1,970
Income taxes	—	—	—	(809)	(c)	(809)
Discontinued operations, net	—	—	—	273		273
Net income attributable to noncontrolling interest	—	—	(3)	—		(3)
Net income (loss) attributable to common stock	$1,767	$133	$208	$(677)		$1,431

	Oil			Midstream	Corporate
	and			and	and
	Gas		Chemical	Marketing	Eliminations		Total
Six months ended June 30, 2015
Net sales	$4,351		$2,030	$491	$(314)		$6,558
Pre-tax operating profit (loss)	$89	(a)	$275	$72	$(166)	(a,b)	$270
Income taxes	—		—	—	(305)	(c)	(305)
Discontinued operations, net	—		—	—	(7)		(7)
Net income (loss) attributable to common stock	$89		$275	$72	$(478)		$(42)

Six months ended June 30, 2014
Net sales	$7,305		$2,462	$780	$(446)		$10,101
Pre-tax operating profit (loss)	$3,486		$269	$375	$(229)	(b)	$3,901
Income taxes	—		—	—	(1,603)	(c)	(1,603)
Discontinued operations, net	—		—	—	528		528
Net income attributable to noncontrolling interest	—		—	(5)	—		(5)
Net income (loss) attributable to common stock	$3,486		$269	$370	$(1,304)		$2,821

(a) Includes pre-tax charges of $310 million for the impairment of certain domestic and international oil and gas assets and other items and $14 million of other corporate items.
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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014 (in millions, except per-share amounts):

	Three months ended June 30		Six months ended June 30

	2015	2014	2015	2014
Basic EPS
Income (loss) from continuing operations	180	$1,161	$(35)	$2,298
Less: Income from continuing operations attributable to noncontrolling interest	—	(3)	—	(5)
Income (loss) from continuing operations attributable to common stock	180	1,158	(35)	2,293
Discontinued operations, net	(4)	273	(7)	528
Net income (loss)	176	1,431	(42)	2,821
Less: Net income allocated to participating securities	—	(3)	—	(4)
Net income (loss), net of participating securities	176	1,428	(42)	2,817

Weighted average number of basic shares	766.4	782.6	768.0	786.9
Basic EPS	$0.23	$1.83	$(0.05)	$3.58

Diluted EPS
Net income (loss), net of participating securities	$176	$1,428	$(42)	$2,817
Weighted average number of basic shares	766.4	782.6	768.0	786.9
Dilutive effect of potentially dilutive securities	0.2	0.3	—	0.3
Total diluted weighted average common shares	766.6	782.9	768.0	787.2
Diluted EPS	$0.23	$1.82	$(0.05)	$3.58

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

Consolidated Results of Operations

Occidental reported net income of $176 million for the second quarter of 2015 on net sales of $3.5 billion, compared to net income of $1.4 billion on net sales of $5.1 billion for the same period of 2014. Diluted earnings per share were $0.23 and $1.82 for the second quarters of 2015 and 2014, respectively. Occidental reported a net loss of $42 million for the first six months of 2015 on net sales of $6.6 billion, compared to net income of $2.8 billion on net sales of $10.1 billion for the same period of 2014. Diluted loss per share was $0.05 for the first six months of 2015, compared to earnings per share of $3.58 for the same period of 2014.

The decrease in net income (loss) for the three and six months ended June 30, 2015 from a year earlier reflect significantly lower realized crude oil prices and to a lesser extent lower realized NGLs and gas prices, partially offset by higher crude oil volumes.

Selected Statements of Operations Items

Net sales decreased for the three and six months ended June 30, 2015, compared to the same periods of 2014, due to significantly lower realized prices for all oil and gas commodities, and to a lesser extent, lower sales prices on most products for the chemical business, which was partially offset by higher crude oil volumes.

Cost of sales for the three and six months ended June 30, 2015, compared to the same periods in 2014, reflected lower raw material and energy costs for the chemical business. Asset impairments and related items for the six months ended June 30, 2015 reflected first quarter impairment charges of Occidental's South Texas Eagle Ford non-operated properties that are no longer being developed and remaining investments in Yemen due to the collapse of the country’s government, as well as mark-to-market losses on a CO2 derivative contract. Asset impairments for the three and six months ended June 30, 2014 reflected a $471 million second quarter impairment charge for domestic non-producing acreage. The decrease in selling, general and administrative and other operating expense for the three and six months ended June 30, 2015, compared to the same periods of 2014, reflected lower compensation expenses, primarily due the decline in Occidental stock price, environmental remediation costs and technology costs, due to fewer computer hardware projects. The increase in depreciation, depletion and amortization (DD&A) expense for the three and six months ended June 30, 2015, compared to the same periods of 2014, reflected higher oil and gas sales volumes, partially offset by lower DD&A rates. Taxes other than on income for the three and six months ended June 30, 2015, compared to the same periods of 2014, reflected lower production taxes, which are mostly tied to oil and gas prices.

The decrease in the provision for domestic and foreign income taxes for the three and six months ended June 30, 2015, compared to the same periods of 2014, was due to lower pre-tax income in 2015 compared to 2014.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents and restricted cash.

The decrease in trade receivables, net, at June 30, 2015, compared to December 31, 2014, was due to the significant decline in oil and gas realized prices for all products. The increase in the available for sale investment reflected the increase in fair value of the investment as of June 30, 2015, compared to December 31, 2014. The increase in property, plant and equipment, net, reflected capital expenditures of $3.1 billion, partially offset by DD&A, asset sales and impairments.

Current maturities of long-term debt at June 30, 2015 is comprised of $700 million 2.5-percent senior notes due February 2016 and $750 million 4.125-percent senior notes due June 2016. The decrease in accounts payable at June 30, 2015, compared to December 31, 2014, was due to the payments on the higher capital and operating expenses accrued at year-end 2014, which was paid in the first half of 2015. The decrease in accrued liabilities at June 30, 2015 reflected the first quarter payments for compensation-related costs and ad valorem taxes as well as the settlement payments related to the State of New Jersey litigation. The decrease in domestic and foreign income taxes payable at June 30, 2015 is primarily due to the current year domestic loss position. The decrease in stockholders' equity was mainly due to dividend payments and treasury share purchases.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Net Sales (a)
Oil and Gas	$2,342	$3,703	$4,351	$7,305
Chemical	1,030	1,242	2,030	2,462
Midstream and Marketing	294	440	491	780
Eliminations	(197)	(252)	(314)	(446)
	$3,469	$5,133	$6,558	$10,101
Segment Earnings (b)
Oil and Gas	$355	$1,767	$89	$3,486
Chemical	136	133	275	269
Midstream and Marketing (c)	87	208	72	370
	578	2,108	436	4,125
Unallocated Corporate Items (b)
Interest expense, net	(7)	(18)	(35)	(38)
Income taxes	(324)	(809)	(305)	(1,603)
Other expense, net	(67)	(123)	(131)	(191)

Income (loss) from continuing operations (c)	180	1,158	(35)	2,293
Discontinued operations, net	(4)	273	(7)	528
Net income (loss) attributable to common stock (c)	$176	$1,431	$(42)	$2,821

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

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014

Oil and Gas
Hugoton sale gain and adjustments	$(1)	$535	$(1)	$535
Asset impairments and related items - Domestic	14	(471)	(250)	(471)
Asset impairments and related items - International	(1)	—	(47)	—
Asset sales gain	19	—	6	—
Total Oil and Gas	$31	$64	$(292)	$64

Chemical
No significant items affecting earnings	$—	$—	$—	$—
Total Chemical	$—	$—	$—	$—

Midstream and Marketing
Asset Impairments and related items	$3	$78	$(7)	$144
Total Midstream and Marketing	$3	$78	$(7)	$144

Corporate
Asset sales loss	$—	$—	$(11)	$—
Spin-off costs and related items	(6)	(16)	(20)	(16)
Tax effect of pre-tax adjustments	(13)	(50)	99	(76)
Discontinued operations, net*	(4)	273	(7)	528
Total Corporate	$(23)	$207	$61	$436

Total	$11	$349	$(238)	$644
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014

Oil and Gas earnings	$355	$1,767	$89	$3,486
Chemical earnings	136	133	275	269
Midstream and Marketing earnings	87	208	72	370
Unallocated corporate items	(74)	(141)	(166)	(229)
Pre-tax income	504	1,967	270	3,896

Income tax expense (benefit)
Federal and state	(47)	278	(172)	519
Foreign	371	531	477	1,084
Total	324	809	305	1,603

Income (loss) from continuing operations (a)	$180	$1,158	$(35)	$2,293

Worldwide effective tax rate	64%	41%	113%	41%

(a) Represents amounts attributed to income from continuing operations after deducting a noncontrolling interest amount of $3 million and $5 million for the three and six months ended June 30, 2014, respectively.

Occidental’s worldwide effective income tax rate of 113% for the six months ended June 30, 2015 is higher than the effective income tax rate for the same period of 2014 as a result of a domestic loss in the oil and gas segment, in comparison to foreign pre-tax income, which is subject to a higher statutory rate in foreign jurisdictions.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and six months ended June 30, 2015 and 2014.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended June 30		Six months ended June 30
Production per Day	2015	2014	2015	2014

Oil (MBBL)
United States (a)	205	179	201	175
Middle East/North Africa	188	174	189	169
Latin America	40	19	39	24
NGLs (MBBL)
United States (a)	55	53	55	54
Middle East/North Africa	12	7	11	7
Natural Gas (MMCF)
United States (a)	437	459	441	460
Middle East/North Africa	498	420	488	412
Latin America	10	12	11	12
Total production (MBOE) (a,b)	658	580	652	576

	Three months ended June 30		Six months ended June 30
Sales Volumes per Day	2015	2014	2015	2014

Oil (MBBL)
United States (a)	205	179	201	175
Middle East/North Africa	192	168	188	160
Latin America	35	24	35	28
NGLs (MBBL)
United States (a)	55	53	55	54
Middle East/North Africa	12	7	11	7
Natural Gas (MMCF)
United States (a)	437	459	441	460
Middle East/North Africa	498	420	488	412
Latin America	10	12	11	12
Total sales volumes (MBOE) (a,b)	657	579	647	571
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Excluding Hugoton daily production and sales volumes of 2 MBBL of oil, 1 MBBL of NGLs and 16 MMCF of gas for the three months ended June 30, 2014, and 4 MBBL of oil, 2 MBBL of NGLs and 34 MMCF of gas for the six months ended June 30, 2014.
(b) Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (MCF) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the six months ended June 30, 2015 the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $53.29 per barrel and $2.90 per MCF, respectively, resulting in an oil-to-gas ratio of over 18 to 1.

The following tables present information about Occidental's average realized prices and index prices for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30		Six months ended June 30
Average Realized Prices	2015	2014	2015	2014
Oil ($/BBL)
United States	$52.64	$93.70	$48.25	$93.14
Middle East/North Africa	$56.48	$105.15	$55.27	$104.91
Latin America	$55.19	$101.30	$51.43	$99.73
Total Worldwide	$54.55	$99.30	$51.60	$98.73
NGLs ($/BBL)
United States	$17.32	$42.17	$17.32	$42.12
Middle East/North Africa	$21.38	$32.00	$21.46	$34.94
Total Worldwide	$18.06	$40.98	$18.01	$41.34
Natural Gas ($/MCF)
United States	$2.09	$4.15	$2.29	$4.28
Latin America	$5.49	$10.99	$4.98	$10.90
Total Worldwide	$1.48	$2.68	$1.57	$2.79

	Three months ended June 30		Six months ended June 30
Average Index Prices	2015	2014	2015	2014
WTI oil ($/BBL)	$57.94	$102.99	$53.29	$100.84
Brent oil ($/BBL)	$63.50	$109.77	$59.33	$108.83
NYMEX gas ($/MCF)	$2.73	$4.55	$2.90	$4.61

Average Realized Prices as Percentage of Average Index Prices	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Worldwide oil as a percentage of average WTI	94%	96%	97%	98%
Worldwide oil as a percentage of average Brent	86%	90%	87%	91%
Worldwide NGLs as a percentage of average WTI	31%	40%	34%	41%
Domestic natural gas as a percentage of average NYMEX	77%	91%	79%	93%

Oil and gas segment earnings were $355 million for the second quarter of 2015, compared with $1.8 billion segment earnings for the second quarter of 2014. The decrease in earnings reflected significantly lower commodity prices for all products, especially crude oil, partially offset by higher crude oil volumes and lower DD&A rates.

For the second quarter of 2015, total company average daily oil and gas production volumes increased by 78,000 BOE to 658,000 BOE from 580,000 BOE in the second quarter of 2014 for continuing operations. Domestic average daily production increased by 25,000 BOE to 333,000 BOE in the current quarter with the majority of the increase coming from oil production, which grew by 26,000 barrels to 205,000 barrels per day, with all of the increase coming from Occidental's Permian Resources business unit. The increase in domestic oil production was partially offset by lower oil and natural gas production in the Midcontinent and other regions. International average daily production increased to 325,000 BOE in the second quarter of 2015 from 272,000 BOE in second quarter of 2014. The increase in international production is mainly due to operational improvements and the commencement of production from the Al Hosn Gas Project.

Worldwide commodity prices for the second quarter of 2015 improved modestly from the first quarter of 2015, but were still significantly lower than the second quarter of 2014. The average quarterly WTI and Brent marker prices decreased to $57.94 per barrel and $63.50 per barrel, respectively, in the second quarter of 2015, compared to $102.99 per barrel and $109.77 per barrel for the second quarter of 2014, respectively. Worldwide realized crude oil prices declined by 45 percent to $54.55 per barrel for the second quarter of 2015, compared to $99.30 per barrel in the second quarter of 2014. Worldwide realized NGL prices decreased by 56 percent to $18.06 per barrel in the second quarter of 2015, compared to $40.98 per barrel in the second quarter of 2014. Domestic realized natural gas prices decreased by 50 percent in the second quarter of 2015 to $2.09 per MCF, compared to $4.15 per MCF in the second quarter of 2014.
Oil and gas segment earnings were $89 million for the first six months of 2015, compared with $3.5 billion for the same period of 2014. The decrease in earnings reflected significantly lower commodity prices for all products, especially crude oil, partially offset by higher crude oil volumes and lower DD&A rates.
Oil and gas production volumes for the first six months of 2015 averaged 652,000 BOE per day, compared with 576,000 BOE per day for the first six months of 2014, excluding Hugoton production. Domestic daily production averaged 330,000 BOE and 305,000 BOE for the first six months of 2015 and 2014, respectively. Average domestic oil production increased by 26,000 barrels per day in the first six months of 2015 compared to the first six months of 2014 with all of the increase coming from Occidental's Permian Resources business unit. Average international daily production volumes increased to 322,000 BOE for the first six months of 2015 from 271,000 BOE for the first six months of 2014. Worldwide average daily sales volumes were 647,000 BOE in the first six months of 2015, compared with 571,000 BOE for 2014. Sales volumes were lower than production volumes due to the timing of liftings in Middle East/North Africa.
Worldwide realized crude oil prices fell by 48 percent to $51.60 per barrel for the first six months of 2015, compared with $98.73 per barrel for the first six months of 2014. Worldwide realized NGL prices fell by 56 percent to $18.01 per barrel for the first six months of 2015, compared with $41.34 per barrel for the first six months of 2014. Domestic realized gas prices decreased by 46 percent to $2.29 per MCF for the first six months of 2015, compared to $4.28 per MCF for the first six months of 2014.

Chemical Segment

Chemical segment earnings for the three and six months ended June 30, 2015 were $136 million and $275 million, respectively, compared to $133 million and $269 million for the same periods of 2014, respectively. The higher earnings in 2015 compared to the same periods in 2014 reflected lower ethylene and energy costs partially offset by lower prices and volumes for most product lines.

Midstream and Marketing Segment

Midstream and marketing earnings were $87 million for the three months ended June 30, 2015, compared with income of $208 million for the same period of 2014.  Midstream and marketing earnings were $72 million for the six months ended June 30, 2015, compared with income of $370 million for the same period of 2014. The decrease in quarterly and six month earnings year over year is due to the winding down of Phibro commodity trading operations, lower domestic gas plant results due to the decline in NGL prices, reduced pipeline income as a result of lower Dolphin pipeline third party gas sales, the impact from Occidental's reduced ownership in Plains GP Holdings after the fourth quarter 2014 sale of a portion of its interest, and extended planned outages in power generation facilities.

Liquidity and Capital Resources

At June 30, 2015, Occidental had $2.8 billion and $2.4 billion in unrestricted and restricted cash, respectively. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. Occidental funds its operating needs and planned capital expenditures, dividends and any debt payments from cash on hand and cash generated from operations. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

As a result of the tax-free status of the spin-off of California Resources, Occidental's use of restricted cash is limited to the payment of dividends, repayment of debt or share repurchases. To retain the tax-free status of the spin-off, the restricted cash must be used for these purposes within 18 months from the date of distribution.

Net cash provided by operating activities from was $1.4 billion for the six months ended June 30, 2015, compared to $5.6 billion for the same period in 2014 which includes $1.2 billion in operating cash flows from discontinued operations. Operating cash flows were negatively impacted by significantly lower realized prices for all oil and natural gas commodities, partially offset by higher crude oil volumes. The usage of working capital of approximately $950 million was a result of lower realized prices that impacted receivable collections and payments related to higher capital and operating spending accrued in the fourth quarter of 2014 and paid in 2015. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $3.9 billion for the first six months of 2015, compared to $4.1 billion for the same period of 2014, which included $1.0 billion in investing cash flows used by discontinued operations. Capital expenditures for the first six months of 2015 were $3.1 billion of which $2.7 billion was for the oil and gas segment. The change in capital accrual for the six months ended June 30, 2015 reflected amounts paid in the first half of 2015 related to capital expenditures incurred and accrued in the fourth quarter of 2014.

Occidental’s net cash provided by financing activities was $1.5 billion for the first six months of 2015, compared to net cash used by financing activities of $2.5 billion for the same period of 2014. The $1.6 billion decrease in restricted cash was due to $0.5 billion in purchases of treasury stock and $1.1 billion used to pay dividends. Occidental issued senior notes in the second quarter of 2015 resulting in net proceeds of approximately $1.48 billion. See Note 2, Asset Acquisitions, Dispositions, and Other.

As of June 30, 2015, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Refer to Note 6, Environmental Liabilities and Expenditures, in the Notes to the Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Occidental’s Annual

Report on Form 10-K for the year ended December 31, 2014 for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of June 30, 2015 and December 31, 2014 were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2015, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2014 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first six months of 2015 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2014 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the three and six months ended June 30, 2015, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2015	2,750,835	(b)	$75.07	2,650,000
April 1 - 30, 2015	—		$—	—
May 1 - 31, 2015	1,533,000		$76.94	1,533,000
June 1 - 30, 2015	3,236,624		$78.58	3,236,624
Second Quarter 2015	4,769,624		$78.05	4,769,624
Total	7,520,459		$76.96	7,419,624	63,756,544

(a)
Represents the total number of shares remaining at June 30, 2015 under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 6. Exhibits

4.1*
Indenture, dated as of August 18, 2011, between Occidental and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 15, 2011 (date of earliest event reported), filed August 19, 2011, File No. 1-9210).

4.2*
Officers’ Certificate of Occidental Petroleum Corporation dated June 23, 2015 establishing the 3.500% Senior Notes due 2025 and the 4.625% Senior Notes due 2045 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated June 18, 2015 (date of earliest event reported), filed June 23, 2015, File No. 1-9210).

4.3*
Form of 3.500% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated June 18, 2015 (date of earliest event reported), filed June 23, 2015, File No. 1-9210).

4.4*
Form of 4.625% Senior Notes due 2045 (included as Exhibit B to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated June 18, 2015 (date of earliest event reported), filed June 23, 2015, File No. 1-9210).

10.1	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement.

10.2	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement.

10.3	Separation Agreement by and between Occidental Petroleum Corporation and W.C.W (Willie) Chiang, dated June 10, 2015.

10.4	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award.

10.5	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Performance Retention Incentive Award.

10.6	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (MENA).

10.7	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (Total).

10.8	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Capital Employed Incentive Award.

10.9	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Total Shareholder Return Incentive Award.

10.10	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Return on Capital Employed Incentive Award for Stephen I. Chazen.

10.11	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Performance Retention Incentive Award for Stephen I. Chazen.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended June 30, 2015 and 2014, and for each of the five years in the period ended December 31, 2014.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	August 4, 2015	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX
EXHIBITS

4.1*
Indenture, dated as of August 18, 2011, between Occidental and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 15, 2011 (date of earliest event reported), filed August 19, 2011, File No. 1-9210).

4.2*
Officers’ Certificate of Occidental Petroleum Corporation dated June 23, 2015 establishing the 3.500% Senior Notes due 2025 and the 4.625% Senior Notes due 2045 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated June 18, 2015 (date of earliest event reported), filed June 23, 2015, File No. 1-9210).

4.3*
Form of 3.500% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated June 18, 2015 (date of earliest event reported), filed June 23, 2015, File No. 1-9210).

4.4*
Form of 4.625% Senior Notes due 2045 (included as Exhibit B to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated June 18, 2015 (date of earliest event reported), filed June 23, 2015, File No. 1-9210).

10.1	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement.

10.2	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement.

10.3	Separation Agreement by and between Occidental Petroleum Corporation and W.C.W (Willie) Chiang, dated June 10, 2015.

10.4	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award.

10.5	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Performance Retention Incentive Award.

10.6	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (MENA).

10.7	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (Total).

10.8	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Capital Employed Incentive Award.

10.9	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Total Shareholder Return Incentive Award.

10.10	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Return on Capital Employed Incentive Award for Stephen I. Chazen.

10.11	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Performance Retention Incentive Award for Stephen I. Chazen.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended June 30, 2015 and 2014, and for each of the five years in the period ended December 31, 2014.

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