Form 10-Q
period 2015-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2015-10-30
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2015
Common stock $.20 par value	763,735,871

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(Amounts in millions)

	2015	2014

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,547	$3,789

Restricted cash	1,765	4,019

Trade receivables, net	3,507	4,206

Inventories	1,122	1,052

Assets held for sale	709	—

Other current assets	890	807

Total current assets	10,540	13,873

INVESTMENTS

Investment in unconsolidated entities	1,428	1,171

Available for sale investment	186	394

Total investments	1,614	1,565

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $36,612 at September 30, 2015 and $34,785 at December 31, 2014	36,835	39,730

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,100	1,091

TOTAL ASSETS	$50,089	$56,259

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(Amounts in millions except share amounts)

	2015	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,450	$—
Accounts payable	3,727	5,229
Accrued liabilities	2,202	2,601
Domestic and foreign income taxes	25	414
Liabilities of assets held for sale	29	—
Total current liabilities	7,433	8,244

LONG-TERM DEBT, NET	6,882	6,838

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	2,579	3,015
Other	3,313	3,203
	5,892	6,218
STOCKHOLDERS' EQUITY
Common stock, at par value (891,312,915 shares at September 30, 2015 and 890,557,537 shares at December 31, 2014)	178	178
Treasury stock (127,577,044 shares at September 30, 2015 and 119,951,199 shares at December 31, 2014)	(9,113)	(8,528)
Additional paid-in capital	7,664	7,599
Retained earnings	31,712	36,067
Accumulated other comprehensive loss	(559)	(357)
Total stockholders’ equity	29,882	34,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,089	$56,259

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Amounts in millions, except per-share amounts)

	Three months ended September 30		Nine months ended September 30

	2015	2014	2015	2014

REVENUES AND OTHER INCOME
Net sales	$3,116	$4,904	$9,674	$15,005
Interest, dividends and other income	31	31	88	108
Gain (loss) on sale of assets, net	99	(5)	94	520
	3,246	4,930	9,856	15,633
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,413	1,736	4,450	5,070
Selling, general and administrative and other operating expenses	292	355	950	1,101
Depreciation, depletion and amortization	1,123	1,056	3,268	3,057
Asset impairments and related items	3,397	—	3,721	471
Taxes other than on income	79	135	293	430
Exploration expense	5	28	23	91
Interest and debt expense, net	48	16	86	58
	6,357	3,326	12,791	10,278

Income (loss) before income taxes and other items	(3,111)	1,604	(2,935)	5,355
Benefit (provision) for domestic and foreign income taxes	445	(699)	140	(2,302)
Income from equity investments	60	93	154	243
Income (loss) from continuing operations	(2,606)	998	(2,641)	3,296
Discontinued operations, net	(3)	213	(10)	741
Net income (loss)	(2,609)	1,211	(2,651)	4,037
Less: Net income attributable to noncontrolling interest	—	(3)	—	(8)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(2,609)	$1,208	$(2,651)	$4,029

BASIC EARNINGS PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$(3.41)	$1.28	$(3.45)	$4.18
Discontinued operations, net	(0.01)	0.27	(0.01)	0.95
BASIC EARNINGS PER COMMON SHARE	$(3.42)	$1.55	$(3.46)	$5.13

DILUTED EARNINGS PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$(3.41)	$1.28	$(3.45)	$4.18
Discontinued operations, net	(0.01)	0.27	(0.01)	0.95
DILUTED EARNINGS PER COMMON SHARE	$(3.42)	$1.55	$(3.46)	$5.13

DIVIDENDS PER COMMON SHARE	$0.75	$0.72	$2.22	$2.16

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Amounts in millions)

	Three months ended September 30		Nine months ended September 30

	2015	2014	2015	2014

Net income (loss) attributable to common stock	$(2,609)	$1,208	$(2,651)	$4,029
Other comprehensive (loss) income items:
Foreign currency translation loss	(1)	(1)	(2)	(1)
Unrealized loss on available for sale investment	(246)	—	(208)	—
Unrealized gains (losses) on derivatives (a)	2	—	2	(5)
Pension and postretirement gain (b)	1	3	5	12
Reclassification to income of realized loss on derivatives (c)	1	—	1	8
Other comprehensive income (loss), net of tax (d)	(243)	2	(202)	14
Comprehensive income (loss)	$(2,852)	$1,210	$(2,853)	$4,043

(a)	Net of tax of $(1) and zero for the three months ended September 30, 2015 and 2014, and $(1) and $3 for the nine months ended September 30, 2015 and 2014.

(b)	Net of tax of $(1) and $(2) for the three months ended September 30, 2015 and 2014, respectively, and $(3) and $(7) for the nine months ended September 30, 2015 and 2014.

(c)	Net of tax of zero for the three months ended September 30, 2015 and 2014. Net of tax of zero and $(5) for the nine months ended September 30, 2015 and 2014, respectively.

(d)	There were no other comprehensive income (loss) items related to noncontrolling interests in the three and nine months ended 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Amounts in millions)

	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(2,651)	$4,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	10	(741)
Depreciation, depletion and amortization of assets	3,268	3,057
Deferred income tax (benefit) provision	(417)	220
Other noncash charges to income	359	111
Gain on sale of assets, net	(94)	(520)
Undistributed earnings from affiliates	(3)	22
Asset impairments	3,364	471
Dry hole expenses	4	48
Changes in operating assets and liabilities, net	(938)	(315)
Other operating, net	(499)	—
Operating cash flow from continuing operations	2,403	6,390
Operating cash flow from discontinued operations	(17)	1,812
Net cash provided by operating activities	2,386	8,202

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,192)	(5,959)
Change in capital accrual	(652)	—
Proceeds from sale of assets and equity investments, net	151	1,387
Purchase of businesses and other assets, net	(52)	(352)
Equity investments and other, net	(373)	(245)
Investing cash flow from continuing operations	(5,118)	(5,169)
Investing cash flow from discontinued operations	—	(1,661)
Net cash used by investing activities	(5,118)	(6,830)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	2,254	—
Proceeds from long-term debt	1,478	—
Payment of long-term debt	—	(107)
Proceeds from short-term borrowings	—	1,599
Proceeds from issuance of common stock	34	20
Purchases of treasury stock	(586)	(2,083)
Cash dividends paid	(1,690)	(1,649)
Contributions from noncontrolling interest	—	351
Other, net	—	1
Net cash provided (used) by financing activities	1,490	(1,868)
Decrease in cash and cash equivalents	(1,242)	(496)
Cash and cash equivalents — beginning of period	3,789	3,393
Cash and cash equivalents — end of period	$2,547	$2,897

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2015, and the consolidated statements of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2015 and 2014, as applicable. The income and cash flows for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the income or cash flows to be expected for the full year.

As a result of the spin-off of California Resources Corporation (California Resources), the statements of operations and cash flows related to California Resources have been treated as discontinued operations for the three and nine months ended September 30, 2014. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014. See Note 2, Asset Acquisitions, Dispositions and Other, for additional information.

2. Asset Acquisitions, Dispositions and Other

In October 2015, Occidental completed the sale of its Westwood building in Los Angeles, California for net proceeds of $65 million. As of September 30, 2015, the Westwood building has been classified as held for sale.

In September 2015, Occidental entered into a sales agreement to sell its Williston operations in North Dakota. Occidental recorded a pre-tax impairment charge for $763 million to write down the value of the Williston operations to the sales price and has classified the Williston assets and liabilities as held for sale. The transaction is expected to be completed in November 2015.

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

On November 30, 2014, the spin-off of Occidental's California oil and gas operations and related assets was completed through the distribution of 81.3 percent of the outstanding shares of common stock of California Resources to holders of Occidental common stock, creating an independent, publicly traded company. In connection with the spin-off, California Resources distributed to Occidental $4.95 billion in restricted cash and $1.15 billion in unrestricted cash. Occidental retained 71.5 million shares of California Resources. See Note 9, Fair Value Measurements, for additional information. In order to maintain the tax-free nature of the spin-off, the $4.95 billion in restricted cash must be used solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing within 18 months following the distribution. The retained California Resources shares must be exchanged for Occidental shares or distributed by June 1, 2016. At September 30, 2015, the remaining balance of the restricted cash distribution was $1.8 billion and was presented as "Restricted cash" on the consolidated balance sheet.

Sales and other operating revenues and income from discontinued operations related to California Resources for the three and nine months ended September 30, 2014 were as follows (in millions):

	Three months ended September 30	Nine months ended September 30

Sales and other operating revenue from discontinued operations	$1,092	$3,353

Income from discontinued operations before-tax	$334	$1,146
Income tax expense	(118)	(404)
Income from discontinued operations	$216	$742

3. Accounting and Disclosure Changes

In September 2015, the Financial Accounting Standards Board (FASB) issued rules removing the obligation for a business acquirer to retrospectively recognize adjustments to provisional amounts that were identified during the measurement period of a business combination. Under the new rules, the acquirer is required to record in the same period's financial statements the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The rules become effective for interim and annual periods beginning after December 15, 2015. The rules are not expected to have a significant impact on Occidental’s financial statements upon adoption.

In August 2015, the FASB issued rules to defer the effective date of the new revenue recognition standard to interim and annual periods beginning after December 15, 2017. Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods and services. The new rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The rules are not expected to have a significant impact on Occidental's financial statements upon adoption.

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

4. Supplemental Cash Flow Information

Occidental paid United States federal, state and foreign income taxes of $0.8 billion and $2.6 billion during the nine months ended September 30, 2015 and 2014, respectively. Interest paid totaled $0.2 billion in each of the nine months ended September 30, 2015 and 2014.

5. Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories as of September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	2015	2014

Raw materials	$69	$71
Materials and supplies	601	585
Finished goods	541	485
	1,211	1,141

Revaluation to LIFO	(89)	(89)
Total	$1,122	$1,052

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

As of September 30, 2015, Occidental participated in or monitored remedial activities or proceedings at 148 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2015, the current portion of which is included in accrued liabilities ($79 million) and the remainder in deferred credits and other liabilities — other ($236 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	33	$21
Third-party sites	66	101
Occidental-operated sites	18	102
Closed or non-operated Occidental sites	31	91
Total	148	$315

As of September 30, 2015, Occidental’s environmental reserves exceeded $10 million each at 10 of the 148 sites described above, and 104 of the sites each had reserves of $1 million or less.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $395 million.  The status of Occidental’s involvement with the sites and related significant assumptions has not changed materially since December 31, 2014.  For additional information regarding environmental matters, refer to Note 7, Lawsuits, Claims, Commitments and Contingencies.

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

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.  Occidental has disclosed its reserve balances for environmental matters.  Reserve balances for other matters as of September 30, 2015 and December 31, 2014 were not material to Occidental's consolidated balance sheets.  Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation.  Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.

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

OPC, its subsidiaries or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2015, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three and nine months ended September 30, 2015 and 2014 (in millions):

Three months ended September 30	2015		2014
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$2	$7	$3	$7
Interest cost	5	10	6	10
Expected return on plan assets	(7)	—	(8)	—
Recognized actuarial loss	3	6	1	4
Total	$3	$23	$2	$21

Nine months ended September 30	2015		2014
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$6	$21	$9	$19
Interest cost	15	30	18	34
Expected return on plan assets	(21)	—	(25)	—
Recognized actuarial loss	7	20	4	16
Total	$7	$71	$6	$69

Occidental contributed approximately $2 million and $1 million to its defined benefit pension plans in the three-months ended September 30, 2015 and 2014, respectively. Occidental contributed approximately $7 million and $4 million in the nine months ended September 30, 2015 and 2014, respectively.

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

➢
Occidental values its available for sale investment in California Resources based on the closing share price of California Resources' common stock as of the balance sheet date. This investment is classified as Level 1. At September 30, 2015, Occidental had approximately 71.5 million shares of common stock of California Resources, which are recorded as a $186 million available for sale investment. As a result of a declining trading price in the third quarter of 2015, Occidental has recorded unrealized losses of $208 million in accumulated other comprehensive income for this available for sale investment. Occidental considers available evidence including the results of California Resources, the volatility of oil prices, recent unrealized gains and losses resulting from share price fluctuation, and other factors to determine whether the decline in value is other than temporary. Occidental has concluded the investment is not impaired at September 30, 2015.

Occidental generally uses an income approach to measure fair value when observable inputs are unavailable. This approach utilizes management’s judgments regarding expectations of projected cash flows, and discounts those cash flows using a risk adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2015 and December 31, 2014 (in millions):

Fair Value Measurements at September 30, 2015:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$235	$51	$—	$(223)	$63
Available for sale investment	$186	$—	$—	$—	$186
Liabilities:
Commodity derivatives	$251	$293	$—	$(240)	$304

Fair Value Measurements at December 31, 2014:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$712	$127	$—	$(742)	$97
Available for sale investment	$394	$—	$—	$—	$394
Liabilities:
Commodity derivatives	$750	$246	$—	$(756)	$240

Fair Values — Nonrecurring

The following table provides fair value measurement for such proved domestic and international oil and gas properties that are measured on a nonrecurring basis as of September 30, 2015. Occidental considers the sales agreement to sell its Williston operations as Level 3 in the fair value hierarchy. The following table also includes those proved properties measured for impairment based on an income approach. The impairment tests, including the fair value estimation, incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves and, where applicable, contractual prices, estimates of oil and gas reserves, estimates of future expected operating and development costs and a risk adjusted discount rate. These inputs are categorized as Level 3 in the fair value hierarchy. See Note 11, Industry Segments, for additional information.

	Fair Value Measurements at
	September 30, 2015 Using
Description	Level 1	Level 2	Level 3	Net Book Value	(a)	Total Pre-tax (Non-cash) Impairment Loss
Assets:
Impaired proved oil and gas assets - domestic	$—	$—	$1,071	$2,654		$1,583
Impaired proved oil and gas assets - international	$—	$—	$466	$1,767		$1,301

(a) Amount represents net book value at date of assessment.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long term fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair value of Occidental’s debt as of September 30, 2015 and December 31, 2014 was $8.7 billion and $7.0 billion, respectively, and its carrying value net of unamortized discount as of September 30, 2015 and December 31, 2014 was $8.3 billion and $6.8 billion, respectively. The majority of Occidental's debt is classified as Level 1, with $68 million classified as Level 2.

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

Cash-Flow Hedges

Occidental's marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental's North American leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes through March 2016. As of September 30, 2015, Occidental had approximately 13 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 6 billion cubic feet of stored natural gas. As of December 31, 2014, Occidental did not have any cash-flow hedges.

Occidental's after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the three and nine months ended September 30, 2015 and 2014, and the ending AOCI balances for each period, were not material. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the three and nine months ended September 30, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments

The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of September 30, 2015 and December 31, 2014:

	Net Outstanding Position
	Long / (Short)
Commodity	2015	2014
Oil (million barrels)	81	(9)
Natural gas (billion cubic feet)	(54)	(32)
Carbon dioxide (billion cubic feet)	607	621

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These excluded contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.

Occidental fulfills short positions through its own production or by third-party purchase contracts. Subsequent to September 30, 2015, Occidental entered into purchase contracts for a substantial portion of the short positions outstanding at quarter end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $119 million of net losses from derivatives not designated as hedging instruments and $72 million of net losses were recognized in net sales for the three months ended September 30, 2015 and 2014, respectively. Approximately $163 million of net losses from derivatives not designated as hedging instruments and $12 million of net gains were recognized in net sales for the nine months ended September 30, 2015 and 2014, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of September 30, 2015 and December 31, 2014 (in millions):

	Asset Derivatives		Liability Derivatives
September 30, 2015	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash-flow hedges(a)
Commodity contracts	Other current assets	3	Accrued liabilities	—
		3		—
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	274	Accrued liabilities	309
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	235
		283		544
Total gross fair value		286		544
Less: counterparty netting and cash collateral (b,d)		(223)		(240)
Total net fair value of derivatives		$63		$304

	Asset Derivatives		Liability Derivatives
December 31, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	828	Accrued liabilities	886
	Long-term receivables and other assets, net	11	Deferred credits and other liabilities	110
		839		996
Total gross fair value		839		996
Less: counterparty netting and cash collateral (c,d)		(742)		(756)
Total net fair value of derivatives		$97		$240

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of September 30, 2015, collateral received of $1 million has been netted against the derivative assets and collateral paid of $17 million has been netted against derivative liabilities.

(c)	As of December 31, 2014, no collateral was received against the derivative assets and collateral paid of $8 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $35 million and $44 million deposited by Occidental has not been reflected in these derivative fair value tables as of September 30, 2015 and December 31, 2014, respectively. This collateral is included in other current assets in the consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

See Note 9, Fair Value Measurements, for fair value measurement disclosures on derivatives.

Credit Risk

A large portion of Occidental’s derivative transaction volume is executed through the over-the-counter (OTC) market. Occidental is subject to counterparty credit risk to the extent the counterparty to the derivatives is unable to meet its settlement commitments.  Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by spreading the credit risk among many such counterparties, by entering into master netting arrangements with the counterparties and by requiring collateral, as appropriate.  Occidental actively monitors the creditworthiness of each counterparty and records valuation adjustments to reflect counterparty risk, if necessary. Occidental executes the rest of its derivative transactions in the exchange-traded market, which are subject to minimal credit risk as a significant portion of these transactions is settled on a daily margin basis with select clearinghouses and brokers.

Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post.  As of September 30, 2015 and December 31, 2014, Occidental had a net liability of zero and $4 million, respectively, which is net of collateral posted of zero and $3 million, respectively.  Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2015 and December 31, 2014.

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

The following tables present Occidental’s industry segments (in millions):

	Oil				Midstream	Corporate
	and				and	and
	Gas		Chemical		Marketing	Eliminations		Total
Three months ended September 30, 2015
Net sales	$2,054		$1,008		$231	$(177)		$3,116
Pre-tax operating profit (loss)	$(3,128)	(a)	$272	(b)	$24	$(219)	(c)	$(3,051)
Income taxes	—		—		—	445	(d)	445
Discontinued operations, net	—		—		—	(3)		(3)
Net income (loss) attributable to common stock	$(3,128)		$272		$24	$223		$(2,609)

Three months ended September 30, 2014
Net sales	$3,586		$1,232		$261	$(175)		$4,904
Pre-tax operating profit (loss)	$1,568		$140		$108	$(119)	(c)	$1,697
Income taxes	—		—		—	(699)	(d)	(699)
Discontinued operations, net	—		—		—	213		213
Net income attributable to noncontrolling interest	—		—		(3)	—		(3)
Net income (loss) attributable to common stock	$1,568		$140		$105	$(605)		$1,208

	Oil				Midstream	Corporate
	and				and	and
	Gas		Chemical		Marketing	Eliminations		Total
Nine months ended September 30, 2015
Net sales	$6,405		$3,038		$722	$(491)		$9,674
Pre-tax operating profit (loss)	$(3,039)	(a)	$547	(b)	$96	$(385)	(c)	$(2,781)
Income taxes	—		—		—	140	(d)	140
Discontinued operations, net	—		—		—	(10)		(10)
Net income (loss) attributable to common stock	$(3,039)		$547		$96	$(255)		$(2,651)

Nine months ended September 30, 2014
Net sales	$10,891		$3,694		$1,041	$(621)		$15,005
Pre-tax operating profit (loss)	$5,054		$409		$483	$(348)	(c)	$5,598
Income taxes	—		—		—	(2,302)	(d)	(2,302)
Discontinued operations, net	—		—		—	741		741
Net income attributable to noncontrolling interest	—		—		(8)	—		(8)
Net income (loss) attributable to common stock	$5,054		$409		$475	$(1,909)		$4,029

(a) The three months ended September 30, 2015 includes pre-tax impairment charges of $3.1 billion. In September 2015, Occidental entered into a sales agreement to sell its Williston operations in North Dakota, and as such an impairment charge of $756 million was recorded to write down the net book value of the assets and liabilities held for sale to the sales price. Due to the significant decline in oil and gas futures prices, Occidental also recorded impairment charges on proved and unproved properties related to Occidental's domestic gas operations of $924 million, Iraq operations of $760 million and Libya operations of $676 million. The nine months ended September 30, 2015 also reflected first quarter impairment charges of $195 million for Occidental's South Texas Eagle Ford non-operated properties and $41 million to write-off the remaining investment in Yemen due to the collapse of the country's government.
(b) Includes gain on the sale of an idled chemical site for $98 million.
(c) Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.
(d) Includes all foreign and domestic income taxes from continuing operations.

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014 (in millions, except per-share amounts):

	Three months ended September 30		Nine months ended September 30

	2015	2014	2015	2014
Basic EPS
Income (loss) from continuing operations	$(2,606)	$998	$(2,641)	$3,296
Less: Income from continuing operations attributable to noncontrolling interest	—	(3)	—	(8)
Income (loss) from continuing operations attributable to common stock	(2,606)	995	(2,641)	3,288
Discontinued operations, net	(3)	213	(10)	741
Net income (loss)	(2,609)	1,208	(2,651)	4,029
Less: Net income allocated to participating securities	—	(3)	—	(8)
Net income (loss), net of participating securities	(2,609)	1,205	(2,651)	4,021

Weighted average number of basic shares	763.3	777.4	766.4	783.7
Basic EPS	$(3.42)	$1.55	$(3.46)	$5.13

Diluted EPS
Net income (loss), net of participating securities	$(2,609)	$1,205	$(2,651)	$4,021
Weighted average number of basic shares	763.3	777.4	766.4	783.7
Dilutive effect of potentially dilutive securities	—	0.3	—	0.4
Total diluted weighted average common shares	763.3	777.7	766.4	784.1
Diluted EPS	$(3.42)	$1.55	$(3.46)	$5.13

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; reorganization or restructuring of Occidental’s operations; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; uncertainties about the estimated quantities of oil and natural gas reserves; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A “Risk Factors” of Occidental's Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K).

Consolidated Results of Operations

Occidental reported a net loss of $2.6 billion for the third quarter of 2015 on net sales of $3.1 billion, compared to net income of $1.2 billion on net sales of $4.9 billion for the same period of 2014. Diluted loss per share was $3.42 for the third quarter of 2015 compared to earnings per share of $1.55 for the third quarter of 2014. Occidental reported a net loss of $2.7 billion for the first nine months of 2015 on net sales of $9.7 billion, compared to net income of $4.0 billion on net sales of $15.0 billion for the same period of 2014. Diluted loss per share was $3.46 for the first nine months of 2015, compared to earnings per share of $5.13 for the same period of 2014.

The decrease in net income (loss) for the three and nine months ended September 30, 2015, from a year earlier reflect oil and gas asset impairment charges, significantly lower realized crude oil prices and to a lesser extent the impact of significantly lower realized NGLs and gas prices, partially offset by higher crude oil volumes.

Selected Statements of Operations Items

Net sales decreased for the three and nine months ended September 30, 2015, compared to the same periods of 2014, due to significantly lower realized prices for all oil and gas commodities, and to a lesser extent, lower sales prices on most products for the chemical business, which was partially offset by higher crude oil volumes. Gain (loss) on sale of assets, net, for the three and nine months ended September 30, 2015, reflected a gain on the sale of an idled chemical site for $98 million. Gain (loss) on sale of assets, net, for the nine months ended September 30, 2014, included a gain of $532 million from the sale of Occidental's operations in Hugoton Field.

Cost of sales for the three and nine months ended September 30, 2015, compared to the same periods in 2014, reflected lower raw material and energy costs for the chemical business. Asset impairments and related items in the Oil and Gas segment for the three and nine months ended September 30, 2015 reflected impairment charges of $3.1 billion. In September 2015, Occidental entered into a sales agreement to sell its Williston operations in North Dakota, and as such an impairment charge of $763 million was recorded to write down the net book value of the assets and liabilities held for sale to the sales price. Due to the significant decline in oil and gas futures prices, Occidental also recorded impairment charges on proved and unproved properties related to Occidental's domestic gas operations of $924 million, Iraq operations of $760 million and Libya operations of $676 million. The nine months ended September 30, 2015 also reflected first quarter impairment charges of $195 million for Occidental's South Texas Eagle Ford non-operated properties and $41 million to write-off the remaining investment in Yemen due to the collapse of the country's government. The decrease in selling, general and administrative and other operating expense for the three and nine months ended September 30, 2015, compared to the same periods of 2014, reflected lower compensation related expenses. The increase in depreciation, depletion and amortization (DD&A) expense for the three and nine months ended September 30, 2015, compared to the same periods of 2014, reflected higher oil and gas sales volumes, partially offset by lower DD&A rates. Taxes other than on income for the three and nine months ended September 30, 2015, compared to the same periods of 2014, reflected lower production taxes, which are mostly tied to oil and gas prices.

The domestic and foreign income tax benefit for the three and nine months ended September 30, 2015, compared to domestic and foreign income tax provision for the same periods of 2014, is due to lower operating income in 2015 compared to 2014 resulting from lower oil and gas prices, asset impairments and related items.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents and restricted cash.

The decrease in trade receivables, net, at September 30, 2015, compared to December 31, 2014, was due to the significant decline in oil and gas realized prices for all products. Assets held for sale as of September 30, 2015 included the Williston assets and the Westwood building. The decrease in the available for sale investment reflected the decrease in fair value of the investment in California Resources as of September 30, 2015, compared to December 31, 2014. The increase in investments in unconsolidated entities is primarily a result of capital contributions associated with the joint venture for the ethylene cracker at the OxyChem Ingleside facility. The decrease in property, plant and equipment, net, reflected DD&A, impairments and the reclassification of the Williston assets and the Westwood building to assets held for sale, partially offset by capital expenditures of $4.2 billion.

Current maturities of long-term debt at September 30, 2015 is comprised of $700 million 2.5-percent senior notes due February 2016 and $750 million 4.125-percent senior notes due September 2016. The decrease in accounts payable at September 30, 2015, compared to December 31, 2014, was due to the payments on the higher capital and operating expenses accrued at year-end 2014, which was paid in the first half of 2015. The decrease in accrued liabilities at September 30, 2015 reflected the first half of the year payments for compensation-related costs and settlement payments related to the State of New Jersey litigation. The decrease in domestic and foreign income taxes payable at September 30, 2015 is primarily due to the current year domestic loss position. The decrease in stockholders' equity was mainly due to the current year net loss, dividend payments and treasury share purchases.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Net Sales (a)
Oil and Gas	$2,054	$3,586	$6,405	$10,891
Chemical	1,008	1,232	3,038	3,694
Midstream and Marketing	231	261	722	1,041
Eliminations	(177)	(175)	(491)	(621)
	$3,116	$4,904	$9,674	$15,005
Segment Earnings (b)
Oil and Gas	$(3,128)	$1,568	$(3,039)	$5,054
Chemical	272	140	547	409
Midstream and Marketing (c)	24	105	96	475
	(2,832)	1,813	(2,396)	5,938
Unallocated Corporate Items (b)
Interest expense, net	(47)	(15)	(82)	(53)
Income tax benefit (expense)	445	(699)	140	(2,302)
Other expense, net	(172)	(104)	(303)	(295)

Income (loss) from continuing operations (c)	(2,606)	995	(2,641)	3,288
Discontinued operations, net	(3)	213	(10)	741
Net income (loss) attributable to common stock (c)	$(2,609)	$1,208	$(2,651)	$4,029

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

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014

Oil and Gas
Asset sales (losses) gains	$—	$(3)	$5	$532
Asset impairments and related items - Domestic	(1,852)	—	(2,102)	(471)
Asset impairments and related items - International	(1,438)	—	(1,485)	—
Total Oil and Gas	$(3,290)	$(3)	$(3,582)	$61

Chemical
Asset sale gain	$98	$—	$98	$—
Total Chemical	$98	$—	$98	$—

Midstream and Marketing
Asset impairments and related items	$(7)	$(50)	$(14)	$94
Total Midstream and Marketing	$(7)	$(50)	$(14)	$94

Corporate
Severance, spin-off costs and other items	$(98)	$(21)	$(129)	$(37)
Tax effect of pre-tax adjustments	667	23	766	(53)
Discontinued operations, net*	(3)	213	(10)	741
Total Corporate	$566	$215	$627	$651

Total	$(2,633)	$162	$(2,871)	$806
*Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014

Oil and Gas earnings	$(3,128)	$1,568	$(3,039)	$5,054
Chemical earnings	272	140	547	409
Midstream and Marketing earnings	24	105	96	475
Unallocated corporate items	(219)	(119)	(385)	(348)
Pre-tax income (loss)	(3,051)	1,694	(2,781)	5,590

Income tax expense (benefit)
Federal and state	(747)	155	(919)	674
Foreign	302	544	779	1,628
Total	(445)	699	(140)	2,302

Income (loss) from continuing operations (a)	$(2,606)	$995	$(2,641)	$3,288

Worldwide effective tax rate	15%	41%	5%	41%

(a) Represents amounts attributed to income from continuing operations after deducting a noncontrolling interest amount of $3 million and $8 million for the three and nine months ended September 30, 2014, respectively.

Occidental's worldwide effective tax rate of 5 percent for the nine months ended September 30, 2015 is lower than the comparative period of 2014 due to the mix of domestic operating losses and foreign operating income, domestic oil and gas asset impairments which are taxed at statutory rates and foreign oil and gas asset impairments which have no reported tax benefits. Excluding the impact of impairments and other nonrecurring items, Occidental's worldwide effective tax rate for the nine months ended September 30, 2015 would be 74 percent.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and nine months ended September 30, 2015 and 2014.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended September 30		Nine months ended September 30
Production Volumes per Day	2015	2014	2015	2014

Oil (MBBL)
United States (a)	204	182	203	178
Middle East/North Africa	207	171	195	171
Latin America	25	29	34	25
NGLs (MBBL)
United States (a)	58	55	56	53
Middle East/North Africa	22	7	15	7
Natural Gas (MMCF)
United States (a)	419	462	433	460
Middle East/North Africa	607	426	529	416
Latin America	9	12	10	12
Total production volumes (MBOE) (a,b)	689	595	665	582

	Three months ended September 30		Nine months ended September 30
Sales Volumes per Day	2015	2014	2015	2014

Oil (MBBL)
United States (a)	204	182	203	178
Middle East/North Africa	179	166	185	163
Latin America	34	29	34	28
NGLs (MBBL)
United States (a)	58	55	56	53
Middle East/North Africa	22	7	15	7
Natural Gas (MMCF)
United States (a)	419	462	433	460
Middle East/North Africa	607	426	529	416
Latin America	9	12	10	12
Total sales volumes (MBOE) (a,b)	670	590	655	577
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Excluding Hugoton daily production and sales volumes of 3 MBBL of oil, 1 MBBL of NGLs and 22 MMCF of gas for the nine months ended September 30, 2014.
(b) Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (MCF) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a BOE basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the nine months ended September 30, 2015 the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $51.00 per barrel and $2.86 per MCF, respectively, resulting in an oil-to-gas ratio of over 17 to 1.

The following tables present information about Occidental's average realized prices and index prices for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30		Nine months ended September 30
Average Realized Prices	2015	2014	2015	2014
Oil ($/BBL)
United States	$44.48	$87.43	$46.97	$91.20
Middle East/North Africa	$52.53	$102.19	$54.37	$103.97
Latin America	$42.46	$92.16	$48.53	$97.13
Total Worldwide	$47.78	$94.26	$50.33	$97.20
NGLs ($/BBL)
United States	$13.72	$39.32	$16.06	$41.17
Middle East/North Africa	$17.12	$29.70	$19.25	$33.10
Total Worldwide	$14.68	$38.20	$16.73	$40.27
Natural Gas ($/MCF)
United States	$2.24	$3.74	$2.28	$4.10
Latin America	$5.67	$9.88	$5.18	$10.56
Total Worldwide	$1.51	$2.42	$1.55	$2.66

	Three months ended September 30		Nine months ended September 30
Average Index Prices	2015	2014	2015	2014
WTI oil ($/BBL)	$46.43	$97.17	$51.00	$99.61
Brent oil ($/BBL)	$51.17	$103.39	$56.61	$107.02
NYMEX gas ($/MCF)	$2.78	$4.17	$2.86	$4.46

Average Realized Prices as Percentage of Average Index Prices	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Worldwide oil as a percentage of average WTI	103%	97%	99%	98%
Worldwide oil as a percentage of average Brent	93%	91%	89%	91%
Worldwide NGLs as a percentage of average WTI	32%	39%	33%	40%
Domestic natural gas as a percentage of average NYMEX	81%	90%	80%	92%

Oil and gas segment losses were $3.1 billion for the third quarter of 2015, compared with segment earnings of $1.6 billion for the third quarter of 2014. The decrease in earnings reflected $3.3 billion in asset impairments and related items as well as significantly lower commodity prices for all products, especially crude oil, partially offset by higher crude oil volumes and lower DD&A rates and cash operating expenses.

For the third quarter of 2015, total company average daily oil and gas production volumes increased by 94,000 BOE to 689,000 BOE from 595,000 BOE in the third quarter of 2014. Domestic average daily production increased by 17,000 BOE to 332,000 BOE in the current quarter with the majority of the increase coming from oil production, which grew by 22,000 barrels to 204,000 barrels per day, with all of the increase coming from Occidental's Permian Resources business unit. The increase in domestic oil production was partially offset by lower oil and natural gas production in the Midcontinent and Other regions. International average daily production increased to 357,000 BOE in the third quarter of 2015 from 280,000 BOE in third quarter of 2014. The increase in international production is mainly due to production from Al Hosn Gas and the impact of production sharing agreements. Worldwide average daily sales volumes were 670,000 BOE for the third quarter of 2015, compared with 590,000 BOE for the same period of 2014. Sales volumes were lower than production volumes due to the timings of liftings in the Middle East/North Africa.

Worldwide commodity prices for the third quarter of 2015 were significantly lower than the third quarter of 2014. The average quarterly WTI and Brent prices decreased to $46.43 per barrel and $51.17 per barrel, respectively, for the third quarter of 2015, compared to $97.17 per barrel and $103.39 per barrel, respectively, for the third quarter of 2014. Worldwide realized crude oil prices declined by 49 percent to $47.78 per barrel for the third quarter of 2015, compared to $94.26 per barrel in the third quarter of 2014. Worldwide realized NGL prices decreased by 62 percent to $14.68 per barrel in the third quarter of 2015, compared to $38.20 per barrel in the third quarter of 2014. Domestic realized natural gas prices decreased by 40 percent in the third quarter of 2015 to $2.24 per MCF, compared to $3.74 per MCF in the third quarter of 2014.

Oil and gas segment losses were $3.0 billion for the first nine months of 2015, compared with segment earnings of $5.1 billion for the same period of 2014. The decrease in earnings reflected $3.6 billion in asset impairments and related items, significantly lower commodity prices for all products, especially crude oil, partially offset by higher crude oil volumes and lower DD&A rates.

Oil and gas production volumes for the first nine months of 2015 averaged 665,000 BOE per day, compared with 582,000 BOE per day for the first nine months of 2014, excluding Hugoton production. Domestic daily production averaged 331,000 BOE and 308,000 BOE for the first nine months of 2015 and 2014, respectively. Average domestic oil production increased by 25,000 barrels per day in the first nine months of 2015 compared to the first nine months of 2014 with all of the increase coming from Occidental's Permian Resources business unit. Average international daily production volumes increased to 334,000 BOE for the first nine months of 2015 from 274,000 BOE for the first nine months of 2014. The increase in international production is mainly due to production from Al Hosn Gas and the impact of production sharing agreements. Worldwide average daily sales volumes were 655,000 BOE in the first nine months of 2015, compared with 577,000 BOE for the same period of 2014.

Worldwide realized crude oil prices fell by 48 percent to $50.33 per barrel for the first nine months of 2015, compared with $97.20 per barrel for the first nine months of 2014. Worldwide realized NGL prices fell by 58 percent to $16.73 per barrel for the first nine months of 2015, compared with $40.27 per barrel for the first nine months of 2014. Domestic realized gas prices decreased by 44 percent to $2.28 per MCF for the first nine months of 2015, compared to $4.10 per MCF for the first nine months of 2014.

Worldwide realized oil, NGLs and gas prices have fallen significantly from an average of $90.13 per barrel, $37.01 per barrel, and $2.55 per MCF in 2014 to $50.33 per barrel, $16.73 per barrel, and $1.55 per MCF for the first nine months of 2015. The unweighted arithmetic average first-day-of-the-month price for WTI decreased from $94.99 for 2014 to $51.49 for the first ten months of 2015. These lower prices will result in negative price related changes to Occidental's year end proved oil, NGLs and gas reserves at December 31, 2015 due to the shortening of the economic life of these proved reserves.

Chemical Segment

Chemical segment earnings for the three and nine months ended September 30, 2015 were $272 million and $547 million, respectively, compared to $140 million and $409 million for the same periods of 2014, respectively. The higher earnings in 2015 compared to the same periods in 2014 reflected lower ethylene and energy costs and a gain on the sale of an idled chemical site partially offset by lower sales prices across most product lines.

Midstream and Marketing Segment

Midstream and marketing earnings were $24 million and $96 million for the three and nine months ended September 30, 2015, respectively, compared to $105 million and $475 million for the same periods in 2014, respectively.  The decrease in quarterly and nine month earnings is due to lower marketing and trading results due to a narrowing of Midland to Gulf Coast price differentials and lower domestic gas plant results due to the decline in NGL prices. The nine months results also reflected lower pipeline income as a result of lower Dolphin pipeline third party gas sales, the impact from Occidental's reduced ownership in Plains GP Holdings after the fourth quarter 2014 sale of a portion of its interest and lower power generation income.

Liquidity and Capital Resources

At September 30, 2015, Occidental had $2.5 billion and $1.8 billion in unrestricted and restricted cash, respectively. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. Occidental funds its operating needs and planned capital expenditures, dividends and any debt payments from cash on hand and cash generated from operations. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

In order to maintain the tax-free nature of the spin-off of California Resources, Occidental's use of restricted cash must be used solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing within 18 months from the date of the distribution to Occidental.

Net cash provided by operating activities was $2.4 billion for the nine months ended September 30, 2015, compared to $8.2 billion for the same period in 2014, which includes $1.8 billion in operating cash flows from discontinued operations. Operating cash flows were negatively impacted by significantly lower realized prices for all oil and natural gas commodities. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller. The usage of working capital of approximately $938 million for the nine months ended September 30, 2015 reflected lower realized prices that impacted receivable collections and payments related to higher capital and operating spending accrued in the fourth quarter of 2014 and paid in 2015.

Occidental’s net cash used by investing activities was $5.1 billion for the first nine months of 2015, compared to $6.8 billion for the same period of 2014, which included $1.7 billion in investing cash flows used by discontinued operations. Capital expenditures for the first nine months of 2015 were $4.2 billion of which $3.6 billion was for the oil and gas segment. The change in capital accrual for the nine months ended September 30, 2015 reflected amounts paid in the first half of 2015 related to capital expenditures incurred and accrued in the fourth quarter of 2014.

Occidental’s net cash provided by financing activities was $1.5 billion for the first nine months of 2015, compared to net cash used by financing activities of $1.9 billion for the same period of 2014. The $2.3 billion change in restricted cash was due to $0.6 billion in purchases of treasury stock and $1.7 billion used to pay dividends. Occidental issued senior notes in the second quarter of 2015 resulting in net proceeds of approximately $1.48 billion. See Note 2, Asset Acquisitions, Dispositions, and Other.

As of September 30, 2015, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Refer to Note 6, Environmental Liabilities and Expenditures, in the Notes to the Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of September 30, 2015 and December 31, 2014 were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2015, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2014 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first nine months of 2015 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

In the second quarter of 2014, Occidental disclosed a claim asserted by the U.S. Environmental Protection Agency and the Pennsylvania Department of Environmental Protection against an Occidental subsidiary, INDSPEC Chemical Corporation, alleging the failure to comply with certain requirements regarding for the monitoring and control of fugitive emissions at its facility in Petrolia, Pennsylvania.  In the third quarter of 2015, Occidental resolved the action by agreeing to pay $153,100 in penalties and undertake certain additional measures to monitor and report on emissions.

As previously disclosed in Occidental’s 2014 and 2015 proxy statements, on February 12, 2014, a complaint captioned Milton Pfeiffer and Emmy McElroy, derivatively on behalf of Occidental Petroleum Corporation, v. Spencer Abraham, et al. (naming all of Occidental’s non-employee directors from 2011 through 2013 as defendants), purporting to be derivative claims, was filed in the Chancery Court of the State of Delaware (the Court). The complaint alleged that the individual defendants exceeded their authority under Occidental’s stockholder-approved 2005 long-term incentive plan between 2011 and 2013 by approving and/or accepting restricted stock awards that vested on the date of grant and that compensation paid to certain of the individual defendants in 2011 and 2012 was unreasonable. The parties reached a settlement which was approved by the Court on September 28, 2015 (the Settlement). Pursuant to the Settlement, Occidental agreed to, among other things, freeze the compensation paid to each of its non-employee directors in 2015 and 2016 at the levels specified in Occidental’s 2014 proxy statement; retain a compensation consultant to advise the Board on non-employee director compensation for 2017 and reasonably consult with plaintiffs’ counsel regarding the retention of the consultant; and impose a three-year vesting requirement on stock awards granted to non-employee directors in 2012 and 2013.

For information regarding other legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2014 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the three and nine months ended September 30, 2015, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2015	2,750,835	(b)	$75.07	2,650,000
Second Quarter 2015	4,769,624		$78.05	4,769,624
July 1 - 31, 2015	—		$—	—
August 1 - 31, 2015	105,386	(b)	$65.73	—
September 1 - 30, 2015	—		$—	—
Third Quarter 2015	105,386	(b)	$65.73	—
Total	7,625,845		$76.80	7,419,624	63,756,544

(a)
Represents the total number of shares remaining at September 30, 2015 under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 5.Other Information

In October 2015, Mr. Chazen notified Occidental that he intends to establish a pre-arranged trading plan to sell shares of Occidental’s common stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 in order to satisfy personal charitable contributions and commitments for 2016. Under the terms of the proposed plan, Mr. Chazen may sell up to 250,000 shares of Occidental’s common stock in a non-discretionary manner on a ratable, bi-weekly basis over a one-year period, beginning December1, 2015. As of September 30, 2015, Mr. Chazen owned 1,974,733 shares of Occidental’s common stock.

Item 6. Exhibits

3.(ii)*
Bylaws of Occidental, as amended through October 8, 2015 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated October 8, 2015 (date of earliest event reported), filed October 14, 2015, File No. 1-9210).

10.1*	Occidental Petroleum Corporation Savings Plan, Amended and Restated Effective as of January 1, 2015 (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-207413).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2015 and 2014, and for each of the five years in the period ended December 31, 2014.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	October 29, 2015	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX
EXHIBITS

3.(ii)*
Bylaws of Occidental, as amended through October 8, 2015 (filed as Exhibit 3.(ii) to the Current Report on Form 8-K of Occidental dated October 8, 2015 (date of earliest event reported), filed October 14, 2015, File No. 1-9210).

10.1*	Occidental Petroleum Corporation Savings Plan, Amended and Restated Effective as of January 1, 2015 (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-207413).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2015 and 2014, and for each of the five years in the period ended December 31, 2014.

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