Form 10-K
period 2015-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2016-02-26
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934		☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended	December 31, 2015	For the transition period from to

Commission File Number 1-9210

Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	5 Greenway Plaza, Suite 110, Houston, Texas
Zip Code	77046
Registrant's telephone number, including area code	(713) 215-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9 1/4% Senior Debentures due 2019	New York Stock Exchange
Common Stock, $0.20 par value	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐   No  ☑

The aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $59.2 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $77.77 per share of Common Stock on June 30, 2015. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of potential affiliate status is not a conclusive determination for other purposes.
At January 31, 2016, there were 763,845,316 shares of Common Stock outstanding, par value $0.20 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, relating to its April 29, 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III.

TABLE OF CONTENTS
	Page
Part I
Items 1 and 2	Business and Properties.........................................................................................................................................................	3
	General.............................................................................................................................................................................	3
	Oil and Gas Operations....................................................................................................................................................	3
	Chemical Operations........................................................................................................................................................	4
	Midstream and Marketing Operations...............................................................................................................................	5
	Capital Expenditures.........................................................................................................................................................	6
	Employees........................................................................................................................................................................	6
	Environmental Regulation.................................................................................................................................................	6
	Available Information.........................................................................................................................................................	6
Item 1A	Risk Factors............................................................................................................................................................................	6
Item 1B	Unresolved Staff Comments...................................................................................................................................................	8
Item 3	Legal Proceedings..................................................................................................................................................................	8
Item 4	Mine Safety Disclosures.........................................................................................................................................................	8
	Executive Officers...................................................................................................................................................................	9
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..............	10
Item 6	Selected Financial Data..........................................................................................................................................................	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).....................................	13
	Strategy.............................................................................................................................................................................	13
	Oil and Gas Segment........................................................................................................................................................	14
	Chemical Segment............................................................................................................................................................	20
	Midstream and Marketing Segment..................................................................................................................................	20
	Segment Results of Operations and Significant Items Affecting Earnings........................................................................	22
	Taxes.................................................................................................................................................................................	25
	Consolidated Results of Operations.................................................................................................................................	26
	Consolidated Analysis of Financial Position......................................................................................................................	27
	Liquidity and Capital Resources.......................................................................................................................................	27
	Off-Balance-Sheet Arrangements.....................................................................................................................................	29
	Contractual Obligations.....................................................................................................................................................	29
	Lawsuits, Claims and Contingencies................................................................................................................................	30
	Environmental Liabilities and Expenditures......................................................................................................................	30
	Foreign Investments.........................................................................................................................................................	32
	Critical Accounting Policies and Estimates.......................................................................................................................	32
	Significant Accounting and Disclosure Changes...............................................................................................................	35
	Safe Harbor Discussion Regarding Outlook and Other Forward-Looking Data................................................................	35
Item 7A	Quantitative and Qualitative Disclosures About Market Risk..................................................................................................	36
Item 8	Financial Statements and Supplementary Data.....................................................................................................................	38
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.................................	38
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.......................	39
	Consolidated Balance Sheets...........................................................................................................................................	40
	Consolidated Statements of Operations...........................................................................................................................	42
	Consolidated Statements of Comprehensive Income.......................................................................................................	43
	Consolidated Statements of Stockholders' Equity.............................................................................................................	44
	Consolidated Statements of Cash Flows..........................................................................................................................	45
	Notes to Consolidated Financial Statements....................................................................................................................	46
	Quarterly Financial Data (Unaudited)................................................................................................................................	76
	Supplemental Oil and Gas Information (Unaudited).........................................................................................................	77
	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts..............................................................................................................	92
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................	93
Item 9A	Controls and Procedures........................................................................................................................................................	93
	Management's Annual Assessment of and Report on Internal Control Over Financial Reporting....................................	93
	Disclosure Controls and Procedures.................................................................................................................................	93
Item 9B	Other Information....................................................................................................................................................................	93
Part III
Item 10	Directors, Executive Officers and Corporate Governance......................................................................................................	94
Item 11	Executive Compensation........................................................................................................................................................	94
Item 12	Security Ownership of Certain Beneficial Owners and Management Matters........................................................................	94
Item 13	Certain Relationships and Related Transactions and Director Independence.......................................................................	94
Item 14	Principal Accounting Fees and Services................................................................................................................................	94
Part IV
Item 15	Exhibits and Financial Statement Schedules.........................................................................................................................	94

Part I

ITEMS 1 AND 2	BUSINESS AND PROPERTIES
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

GENERAL
Occidental’s principal businesses consist of three segments. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGLs) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

For information regarding Occidental's segments, geographic areas of operation and current developments, including its ongoing strategic review and actions related thereto, see the information in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report and Note 16 to the Consolidated Financial Statements.

OIL AND GAS OPERATIONS
General
Occidental’s domestic upstream oil and gas operations are located in New Mexico and Texas. International operations are located in Bolivia, Colombia, Oman, Qatar and the United Arab Emirates (UAE).

Proved Reserves and Sales Volumes
The table below shows Occidental’s total oil, NGLs and natural gas proved reserves and sales volumes in 2015, 2014 and 2013. See "MD&A — Oil and Gas Segment," and the information under the caption "Supplemental Oil and Gas Information" for certain details regarding Occidental’s proved reserves, the reserves estimation process, sales and production volumes, production costs and other reserves-related data.

Comparative Oil and Gas Proved Reserves and Sales Volumes

Oil, which includes condensate, and NGLs are in millions of barrels; natural gas is in billions of cubic feet (Bcf); barrels of oil equivalent (BOE) are in millions.

	2015					2014					2013
Proved Reserves	Oil	NGLs	Gas	BOE	(a)	Oil	NGLs	Gas	BOE	(a)	Oil	NGLs	Gas	BOE	(a)
United States (b)	915	186	1,019	1,271		1,273	222	1,714	1,781		1,131	204	2,012	1,670
International	394	144	2,349	929		497	140	2,413	1,038		482	134	2,711	1,068
Total	1,309	330	3,368	2,200		1,770	362	4,127	2,819		1,613	338	4,723	2,738
Sales Volumes
United States (b)	73	20	155	119		67	20	173	116		64	21	193	117
International	86	7	205	127		74	2	158	102		75	3	163	105
Total	159	27	360	246		141	22	331	218		139	24	356	222
Note: The detailed proved reserves information presented in accordance with Item 1202(a)(2) to Regulation S-K under the Securities Exchange Act of 1934 (Exchange Act) is provided under the heading "Supplemental Oil and Gas Information". Proved reserves are stated on a net basis after applicable royalties.

(a)
Natural gas volumes are converted to BOE at six thousand cubic feet (Mcf) of gas per one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2015, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $48.80 per barrel and $2.75 per Mcf, respectively, resulting in an oil to gas ratio of 18 to 1.

(b)
Excludes proved reserves and sales volumes for Occidental's California oil and gas operations, which were transferred to California Resources Corporation (California Resources) in November 2014, and has been treated as discontinued operations.

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

CHEMICAL OPERATIONS
General
OxyChem owns and operates manufacturing plants at 23 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee and Texas and at two international sites in Canada and Chile. In early 2014, OxyChem, through a 50/50 joint venture with Mexichem S.A.B. de C.V., broke ground on a 1.2 billion pound-per-year ethylene cracker at the OxyChem Ingleside facility. The cracker remains on budget and schedule and is expected to begin operating in early 2017.

Competition
OxyChem competes with numerous other domestic and foreign chemical producers. OxyChem’s market position was first or second in the United States in 2015 for the principal products it manufactures and markets. OxyChem’s competitive strategy is to be a low-cost producer of its products in order to compete on price.

OxyChem produces the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Raw material for ethylene dichloride (EDC), water treatment and pharmaceuticals	3.8 million tons
Caustic soda	Pulp, paper and aluminum production	4.0 million tons
Chlorinated organics	Refrigerants, silicones and pharmaceuticals	0.9 billion pounds
Potassium chemicals	Fertilizers, batteries, soaps, detergents and specialty glass	0.4 million tons
EDC	Raw material for vinyl chloride monomer (VCM)	2.1 billion pounds
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	131 million pounds
Sodium silicates	Catalysts, soaps, detergents and paint pigments	0.6 million tons
Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons
Vinyls
VCM	Precursor for polyvinyl chloride (PVC)	6.2 billion pounds
PVC	Piping, building materials and automotive and medical products	3.7 billion pounds
Other Chemicals
Resorcinol	Tire manufacture, wood adhesives and flame retardant synergist	50 million pounds

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

The midstream and marketing operations are conducted in the locations described below:

Location	Description	Capacity
Gas Plants
Texas, New Mexico and Colorado	Occidental- and third-party-operated natural gas gathering, compression and processing systems, and CO2 processing	2.4 billion cubic feet per day
United Arab Emirates	Natural gas processing facilities for the Al Hosn gas project.	1.0 billion cubic feet per day
Pipelines
Texas, New Mexico, and Oklahoma	Common carrier oil pipeline and storage system	720,000 barrels of oil per day 7 million barrels of oil storage 2,900 miles of pipeline
Texas, New Mexico and Colorado	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	2.4 billion cubic feet per day
Dolphin Pipeline - Qatar and United Arab Emirates	Equity investment in a natural gas pipeline	3.2 billion cubic feet of natural gas per day (a)
Western and Southern United States and Canada	Equity investment in entity involved in pipeline transportation, storage, terminalling and marketing of oil, gas and related petroleum products	19,200 miles of pipeline and gathering systems (b) Storage for 135 million barrels of oil and other petroleum products and 97 billion cubic feet of natural gas (b)
Marketing and Trading
Texas and Singapore	Trades around its assets, including transportation and storage capacity, and purchases, markets and trades oil, NGLs, natural gas and power	Not applicable
Power Generation
Texas and Louisiana	Occidental-operated power and steam generation facilities	1,200 megawatts per hour and 1.6 million pounds of steam per hour

(a)	Pipeline currently transports 2.3 Bcf per day. Additional customer contracts and gas supply are required to reach capacity.

(b)	Amounts are gross, including interests held by third parties.

CAPITAL EXPENDITURES
For information on capital expenditures, see the information under the heading "Liquidity and Capital Resources” in the MD&A section of this report.

EMPLOYEES
Occidental employed approximately 11,100 people at December 31, 2015, 7,100 of whom were located in the United States. Occidental employed approximately 7,100 people in the oil and gas and midstream and marketing segments and 3,000 people in the chemical segment. An additional 1,000 people were employed in administrative and headquarters functions. Approximately 700 U.S.-based employees and 1,000 foreign-based employees are represented by labor unions.

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
Prices for crude oil, natural gas and NGLs fluctuate widely. Historically, the markets for crude oil, natural gas, NGLs and refined products have been volatile and may continue to be volatile in the future. Prolonged or further declines in crude oil, natural gas and NGLs prices would continue to reduce Occidental's operating results and cash flows, and could impact its future rate of growth and further impact the recoverability of the carrying value of its assets.
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

➢	Changes in weather patterns and climatic changes.

➢	The impacts of the members of OPEC and other producing nations that may agree to and maintain production levels.

➢	The worldwide military and political environment, uncertainty or instability resulting from an escalation or outbreak of armed hostilities or acts of terrorism in the United States, or elsewhere.

➢	The price and availability of alternative and competing fuels.

➢	Domestic and foreign governmental regulations and taxes.

➢	Additional or increased nationalization and expropriation activities by foreign governments.

➢	General economic conditions worldwide.

The long-term effects of these and other conditions on the prices of crude oil, natural gas, NGLs and refined products are uncertain. Generally, Occidental's practice is to remain exposed to market prices of commodities; however, management may elect to hedge the price risk of crude oil, natural gas, NGLs and refined products in the future.
Recent global economic and political conditions have driven oil and gas prices down significantly. These conditions may continue for an extended period. Continued reductions in commodity prices could require Occidental to further reduce capital spending, share repurchases and impair the carrying value of assets.
The prices obtained for Occidental’s chemical products correlate strongly to the health of the United States and global economies, as well as chemical industry expansion and contraction cycles. Occidental also depends on feedstocks and energy to produce chemicals, which are commodities subject to significant price fluctuations.

Occidental's restructuring activities may affect its stock price.
Occidental has performed a strategic review of its operations, which has resulted in the restructuring and the separation or divestiture of various assets. This activity and further implementation of the strategic review may affect the market value of Occidental's common stock. For example, Occidental may take different actions than expected, receive less proceeds or retain more liabilities than anticipated in connection with any divestitures.

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
Occidental’s businesses are subject to the decisions of many federal, state, local and foreign governments and political interests. As a result, Occidental faces risks of:

➢
New or amended laws and regulations, or interpretations of such laws and regulations, including those related to drilling, manufacturing or production processes (including well stimulation techniques such as hydraulic fracturing and acidization), labor and employment, taxes, royalty rates, permitted production rates, entitlements, import, export and use of raw materials, equipment or products, use or increased use of land, water and other natural resources, safety, security and environmental protection, all of which may restrict or prohibit activities of Occidental or its contractors, increase Occidental's costs or reduce demand for Occidental's products.

➢	Refusal of, or delay in, the extension or grant of exploration, development or production contracts.

➢	Development delays and cost overruns due to approval delays for, or denial of, drilling and other permits and authorizations.
In addition, Occidental has and may continue to experience adverse consequences, such as risk of loss or production limitations, because certain of its international operations are located in countries affected by political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions. Exposure to such risks may increase if a greater percentage of Occidental’s future oil and gas production or revenue comes from international sources.

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
Occidental’s acquisition activities also carry risks that it may: (i) not fully realize anticipated benefits due to less-

than-expected reserves or production or changed circumstances, such as the deterioration of natural gas prices in recent years and the more recent significant decline in crude oil prices; (ii) bear unexpected integration costs or experience other integration difficulties; (iii) experience share price declines based on the market’s evaluation of the activity; or (iv) assume liabilities that are greater than anticipated.

Occidental’s oil and gas reserves are estimates based on professional judgments and may be subject to revision.
Reported oil and gas reserves are an estimate based on periodic review of reservoir characteristics and recoverability, including production decline rates, operating performance and economic feasibility at the prevailing commodity prices, assumptions concerning future crude oil and natural gas prices, future operating costs and capital expenditures, as well as assumed effects of regulation by governmental agencies. The procedures and methods for estimating the reserves by our internal engineers were reviewed by independent petroleum consultants; however, there are inherent uncertainties in estimating reserves. Actual production, revenues, and expenditures with respect to our reserves may vary from estimates, and the variance may be material. If Occidental were required to make significant negative reserve revisions, its results of operations and stock price could be adversely affected. In addition, the discounted cash flows included in this Form 10-K should not be construed as the fair value of the reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are based on an unweighted 12-month average first-day-of-the-month prices in accordance with SEC regulations. Actual future prices and costs may differ materially from SEC regulation-compliant prices used for purposes of estimating future discounted net cash flows from proved reserves.

Concerns about climate change and other air quality issues may affect Occidental’s operations or results.
The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require Occidental to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements, or they could promote the use of alternative sources of energy and thereby decrease demand for products that Occidental’s businesses produce. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for products produced by Occidental’s businesses. Consequently, legislation and regulatory programs designed to reduce emissions of greenhouse gases could have an adverse effect on Occidental’s business, financial condition and results of operations. However, the certainty and timing of these potential effects are unknown.

Occidental’s businesses may experience catastrophic events.
The occurrence of events such as hurricanes, floods, droughts, earthquakes, other acts of nature, well blowouts, fires, explosions, chemical releases, material or mechanical failure, industrial accidents, physical attacks and other events that cause operations to cease or be curtailed may negatively affect Occidental’s businesses and the communities in which it operates. Third-party insurance may not provide adequate coverage or Occidental may be self-insured with respect to the related losses.

Cyber attacks could significantly affect Occidental.
Cyber attacks on businesses have escalated in recent years. Occidental relies on electronic systems and networks to control and manage its oil and gas, chemicals, trading and pipeline operations and has multiple layers of security to mitigate risks of cyber attack. If, however, Occidental were to experience an attack and its security measures were compromised, the potential consequences to its businesses and the communities in which it operates could be significant.

Occidental's oil and gas reserve additions may not continue at the same rate and a failure to replace reserves may negatively affect our business.
Unless we conduct successful exploration or development activities, acquire properties containing proved reserves, or both, proved reserves will generally decline. Management expects improved recovery, extensions and discoveries to continue as main sources for reserve additions but factors, such as geology, government regulations and permits and the effectiveness of development plans, are partially or fully outside management's control and could cause results to differ materially from expectations.

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
Occidental has not received any written comments from the SEC staff that were issued 180 days or more preceding December 31, 2015 and that remain unresolved.
ITEM 3    LEGAL PROCEEDINGS
In the fourth quarter of 2014, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration sent a notice to an OPC subsidiary that it is seeking penalties of $165,900 related to a routine, comprehensive inspection of the subsidiary's records, procedures and facilities, covering a multi-year period. The subsidiary contested the penalties and is awaiting a decision.
 In the third quarter of 2014, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration sent a notice to an OPC subsidiary that it is seeking penalties of $165,600 related to a crude oil pipeline incident in Scurry County, Texas. The subsidiary contested the penalties and is awaiting a decision.
For information regarding other legal proceedings, see the information under the caption "Lawsuits, Claims and Contingencies" in the MD&A section of this report and in Note 9 to the Consolidated Financial Statements.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS

The current term of office of each executive officer of Occidental will expire at the April 29, 2016 meeting of the Board of Directors or when a successor is selected. The following table sets forth the executive officers of Occidental:

Name Current Title	Age at February 26, 2016	Positions with Occidental and Subsidiaries and Employment History

Stephen I. Chazen Chief Executive Officer	69	Chief Executive Officer since 2011 and President 2007-2015; Chief Operating Officer, 2010-2011; Director since 2010.

Vicki A. Hollub Chief Operating Officer and President	56
President, Chief Operating Officer and Director since December 2015; Senior Executive Vice President and President, Oxy Oil and Gas 2015; Executive Vice President and President Oxy Oil and Gas - Americas 2014-2015; Vice President and Executive Vice President, U.S. Operations, Oxy Oil and Gas 2013-2014; Executive Vice President - California Operations 2012-2013; Oxy Permian CO2 President and General Manager 2011-2012.

Edward A. “Sandy” Lowe Executive Vice President	64	Executive Vice President since 2015, Vice President 2008-2015; President - Oxy Oil & Gas, International since 2009.

Marcia E. Backus Senior Vice President	61
Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since 2015, Vice President, General Counsel and Corporate Secretary 2014-2015, Vice President and General Counsel 2013-2014; Vinson & Elkins: Partner, 1990-2013.

Christopher G. Stavros Senior Vice President	52
Senior Vice President since 2015; Chief Financial Officer since 2014; Executive Vice President 2014-2015; Vice President, Investor Relations and Treasurer 2012-2014; Vice President, Investor Relations 2006-2012.

Cynthia L. Walker Senior Vice President	39
Senior Vice President - Marketing and Midstream Operations & Development, since 2016, Senior Vice President, Strategy and Development 2015; Executive Vice President, Strategy and Development 2014-2015; Executive Vice President and Chief Financial Officer 2012-2014; Goldman, Sachs & Co.: Managing Director 2010-2012.

Jennifer M. Kirk Vice President	41	Vice President and Controller since 2014; Controller, Occidental Oil and Gas Corporation 2012-2014; Finance Director 2008-2012.

Part II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING PRICE RANGE AND DIVIDENDS
This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data (Unaudited)" after the Notes to the Consolidated Financial Statements, and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report. Occidental’s common stock was held by approximately 27,000 stockholders of record at January 31, 2016, and by approximately 600,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded on the New York Stock Exchange. The quarterly financial data set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
Dividends declared on the common stock were $0.72 for the first quarter of 2015 and $0.75 for each quarter thereafter ($2.97 for the year). On February 18, 2016, a quarterly dividend of $0.75 per share was declared on the common stock, payable on April 15, 2016 to stockholders of record on March 10, 2016. The current annual dividend rate of $3.00 per share has increased by 500 percent since 2002. The declaration of future dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
All of Occidental's stock-based compensation plans for its employees and non-employee directors have been approved by the stockholders. The aggregate number of shares of Occidental common stock authorized for issuance under such plans is approximately 35 million, of which approximately 1.7 million had been reserved for issuance through December 31, 2015. The following is a summary of the securities available for issuance under such plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))

3,763,156 (1)		77.58 (2)		33,461,851 (3)

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

SHARE REPURCHASE ACTIVITIES
Occidental’s share repurchase activities for the year ended December 31, 2015, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter 2015	2,750,835	(a)	$75.07	2,650,000
Second Quarter 2015	4,769,624		$78.05	4,769,624
Third Quarter 2015	105,386	(a)	$65.73	—
October 1 - 31, 2015	—		$—	—
November 1 - 30, 2015	104,291	(a)	$75.10	—
December 1 - 31, 2015	—		$—	—
Fourth Quarter 2015	104,291		$75.10	—
Total 2015	7,730,136		$76.78	7,419,624	63,756,544	(b)

(a)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

(b)
Represents the total number of shares remaining at year end under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

PERFORMANCE GRAPH
The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor's 500 Stock Index (S&P 500) and with that of Occidental’s peer group over the five-year period ended on December 31, 2015. The graph assumes that $100 was invested at the beginning of the five-year period shown in the graph below in: (i) Occidental common stock, (ii) the stock of the companies in the S&P 500, and (iii) each of the peer group companies' common stock weighted by their relative market values within the peer group, and that all dividends were reinvested.
Occidental's peer group consists of Anadarko Petroleum Corporation, Apache Corporation, Canadian Natural Resources Limited, Chevron Corporation, ConocoPhillips, Devon Energy Corporation, EOG Resources Inc., ExxonMobil Corporation, Hess Corporation, Marathon Oil Corporation, Total S.A. and Occidental.

12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
$100	$97	$82	$104	$95	$83

100	109	111	136	127	104

100	102	118	157	178	181

The information provided in this Performance Graph shall not be deemed "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C under the Exchange Act, other than as provided in Item 201 to Regulation S-K under the Exchange Act, or subject to the liabilities of Section 18 of the Exchange Act and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act except to the extent Occidental specifically requests that it be treated as soliciting material or specifically incorporates it by reference.
_______________________

(1)	The cumulative total return of the peer group companies' common stock includes the cumulative total return of Occidental's common stock.

ITEM 6	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per-share amounts)

As of and for the years ended December 31,	2015	2014	2013		2012		2011
RESULTS OF OPERATIONS (a)
Net sales	$12,480	$19,312	$20,170		$20,100		$20,001
Income (loss) from continuing operations	$(8,146)	$(130)	$4,932		$3,829		$5,527
Net income (loss) attributable to common stock	$(7,829)	$616	$5,903		$4,598		$6,771
Basic earnings (loss) per common share from continuing operations	$(10.64)	$(0.18)	$6.12		$4.72		$6.79
Basic earnings (loss) per common share	$(10.23)	$0.79	$7.33		$5.67		$8.32
Diluted earnings (loss) per common share	$(10.23)	$0.79	$7.32		$5.67		$8.32

FINANCIAL POSITION (a)
Total assets	$43,437	$56,259	$69,443		$64,210		$60,044
Long-term debt, net	$6,883	$6,838	$6,939		$7,023		$5,871
Stockholders’ equity	$24,350	$34,959	$43,372		$40,048		$37,620

MARKET CAPITALIZATION (b)	$51,632	$62,119	$75,699		$61,710		$75,992

CASH FLOW FROM CONTINUING OPERATIONS
Operating:
Cash flow from continuing operations	$3,254	$8,871	$10,229		$9,050		$9,740
Investing:
Capital expenditures	$(5,272)	$(8,930)	$(7,357)		$(7,874)		$(5,354)
Cash provided (used) by all other investing activities, net	$(151)	$2,686	$1,040		$(1,989)		$(3,530)
Financing:
Cash dividends paid	$(2,264)	$(2,210)	$(1,553)	(c)	$(2,128)	(c)	$(1,436)
Purchases of treasury stock	$(593)	$(2,500)	$(943)		$(583)		$(274)
Cash provided (used) by all other financing activities, net	$4,341	$2,384	$(437)		$1,865		$535

DIVIDENDS PER COMMON SHARE	$2.97	$2.88	$2.56		$2.16		$1.84

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING (millions)	766	781	804		809		812
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

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

In this report, "Occidental" means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental's principal businesses consist of three segments. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGLs) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

STRATEGY
General
Through its operations, Occidental aims to maximize total returns to stockholders using the following strategies:

➢	Invest in projects that generate long-term value;

➢	Allocate and deploy capital with a focus on achieving returns well in excess of its cost of capital; and

➢	Maintain financial discipline and a strong balance sheet.
In conducting its business, Occidental accepts commodity, engineering and limited exploration risks. Capital is employed to operate all assets in a safe and environmentally sound manner. Occidental seeks to limit its financial and political risks.
Price volatility is inherent in the oil and gas business, and in 2015, oil, natural gas and NGLs prices continued the downward trend started in the fourth quarter of 2014. In order to manage this risk, Occidental strives to retain sufficient cash on hand and maintain a low debt to capitalization ratio, which allows Occidental access to capital markets.
In connection with Occidental's strategic review initiatives, Occidental:

➢	Sold its interest in the Williston Basin in November 2015 and entered into an agreement to sell its Piceance Basin assets, which is expected to close March 2016; and

➢	Minimized or ceased its involvement in non-core operations in the Middle East and North Africa, including Bahrain, Iraq, Libya and Yemen.

As a result of exiting non-core operations, Occidental expects improved margins through lower cash operating costs, selling, general and administrative costs and reduced capital spending in the future.

The following describes the application of Occidental’s overall strategy for each of its operating segments:

Oil and Gas
The oil and gas business implements Occidental's strategy primarily by:

➢	Operating and developing areas where reserves are known to exist and to increase production from core areas, primarily in the Permian Basin, Colombia and parts of the Middle East;

➢	Using enhanced oil recovery techniques, such as CO2, water and steam floods, in mature fields;

➢	Focusing a sizable portion of Occidental's drilling activities on unconventional opportunities, primarily in the Permian Basin; and

➢
Maintaining a disciplined approach towards domestic acquisitions and divestitures and the execution of international contracts, with an emphasis on creating value and further enhancing Occidental's existing positions.

In 2015, oil and gas capital expenditures were approximately $4.4 billion, and were mainly comprised of expenditures in the Permian Basin and the Middle East. This activity reflects Occidental's strategy to focus on achieving returns above the cost of capital even in a low price environment.
Management believes Occidental's oil and gas segment growth will occur primarily through exploitation and development opportunities in the Permian Basin and Colombia and focused international projects in the Middle East.

Chemical
The primary objective of OxyChem is to generate cash flow in excess of its normal capital expenditure requirements and achieve above-cost-of-capital returns. The chemical segment's strategy is to be a low-cost producer in order to maximize its cash flow generation. OxyChem concentrates on the chlorovinyls chain beginning with chlorine, which is co-produced with caustic soda, and markets both to third parties. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into polyvinyl chloride (PVC). OxyChem's focus on chlorovinyls allows it to maximize the benefits of integration and take advantage of economies of scale. Capital is employed to sustain production capacity and to focus on projects and developments designed to improve the competitiveness of segment assets. Acquisitions and plant development opportunities may be pursued when they are expected to enhance the existing core chlor-alkali and PVC businesses or take advantage of other specific opportunities. In early

2014, OxyChem, through a 50/50 joint venture with Mexichem S.A.B. de C.V., broke ground on a 1.2 billion pound-per-year ethylene cracker at the OxyChem Ingleside facility. The joint venture provides an opportunity to capitalize on the advantage that U.S. shale gas development has presented to U.S. chemical producers by providing low-cost ethane as a raw material. The construction of the ethylene cracker remains on budget and schedule and is expected to begin operating in early 2017. In 2015, capital expenditures for OxyChem totaled $594 million, approximately two-thirds of which was spent on the Mexichem joint venture. In the third quarter, OxyChem sold an idled facility.

Midstream and Marketing
The midstream and marketing segment strives to maximize realized value by optimizing use of its assets, including its transportation and storage capacity, and by providing access to multiple markets. In order to generate returns, the segment evaluates opportunities across the value chain and uses its assets to provide services to other Occidental segments as well as third parties. The segment invests and operates pipeline systems, gas plants, co-generation facilities, and storage facilities. The segment also seeks to minimize the costs of gas, power and other commodities used in Occidental's businesses, while limiting credit risk exposure. Capital is employed to sustain or, where appropriate, increase operational and transportation capacity and to improve the competitiveness of Occidental's assets. In 2015, capital expenditures totaled $535 million of which a majority was related to the Al Hosn gas processing facilities, crude oil terminal and Permian Basin gas processing and gathering infrastructure.

Key Performance Indicators
Occidental seeks to meet its strategic goals by continually measuring its success in its key performance metrics that drive total stockholder return. In addition to production growth and capital allocation and deployment discussed above, Occidental believes the following are its most significant metrics:

➢	Health, environmental, safety and process metrics;

➢	Total Shareholder Return, including funding the dividend;

➢	Return on equity (ROE) and return on capital employed (ROCE); and

➢	Segment specific measures such as per-unit profit, production cost, cash flow, finding and development costs and reserves replacement percentages.

OIL AND GAS SEGMENT
Oil and gas information related to California Resources have been treated as discontinued operations for all periods presented.

Business Environment
Oil and gas prices are the major variables that drive the industry’s financial performance. The following table presents the average daily West Texas Intermediate (WTI), Brent and New York Mercantile Exchange (NYMEX) prices for 2015 and 2014:

	2015	2014
WTI oil ($/barrel)	$48.80	$93.00
Brent oil ($/barrel)	$53.64	$99.51
NYMEX gas ($/Mcf)	$2.75	$4.34

The following table presents Occidental's average realized prices as a percentage of WTI, Brent and NYMEX for 2015 and 2014:

	2015	2014
Worldwide oil as a percentage of average WTI	97%	97%
Worldwide oil as a percentage of average Brent	88%	91%
Worldwide NGLs as a percentage of average WTI	33%	40%
Domestic natural gas as a percentage of NYMEX	78%	91%

The WTI and Brent oil price indexes declined significantly in the fourth quarter of 2015, closing at $37.04 per barrel and $37.28 per barrel, respectively, as of December 31, 2015. The WTI and Brent oil price indexes were $53.27 per barrel and $57.33 per barrel, respectively, as of December 31, 2014. Average worldwide realized oil prices fell $43.03, or 48 percent, in 2015 compared to 2014. The average realized domestic natural gas price in 2015 decreased 46 percent from 2014. Average WTI and Brent oil price indexes declined 48 percent and 46 percent, from $93.00 and $99.51 in 2014 to $48.80 and $53.64 in 2015, respectively. Average NYMEX natural gas prices declined 37 percent, from $4.34 in 2014 to $2.75 in 2015.
Prices and differentials can vary significantly, even on a short-term basis, making it impossible to predict realized prices with a reliable degree of certainty.
The decline in oil and gas prices during 2015, as well as the decision to sell or exit non-core assets caused Occidental to assess the carrying value of all of its oil and gas producing assets and assess development plans for its non-producing assets. As a result, in 2015, Occidental recorded total pre-tax impairment and related charges of $3.5 billion for its domestic assets and $5.0 billion for its international assets. To assess carrying value of its oil and gas assets, Occidental uses oil and gas price curves settled on the last trading day of each quarter. Any further sustained declines in commodity prices may result in additional impairments in the future.

Operations
2015 Developments
In November 2015, Occidental sold its Williston Basin assets in North Dakota for approximately $590 million. Occidental's share of production for the Williston operations was approximately 16,000 BOE per day in 2015.
In December 2015, Occidental entered into an agreement to sell its Piceance Basin operations in Colorado for approximately $155 million. The transaction is expected to close in March 2016. The assets and liabilities of the Piceance operations are classified as held for sale at December 31, 2015.
Occidental has exited or significantly reduced its involvement in non-core operations in the Middle East and North Africa. In Iraq, Occidental has issued a notice of withdrawal and is working to reassign its interest in the Zubair Field in accordance with the contract terms. In Yemen, Occidental’s non-operated interest in Block 10 East Shabwa Field expired in December 2015, and in February 2016, Occidental sold its interests in Block S-1, An Nagyah Field. In addition, Occidental has been reducing its activity and exposure in Bahrain and Libya. Occidental has suspended exploration activities due to civil unrest in Libya, and production disruptions continued throughout 2015 due to oil field and export terminal strikes and closures. Less than 5 percent of the total capital spending in 2015 was allocated to these Middle East operations. Collectively, Occidental’s share of production from these operations in the Middle East was 72,000 BOE per day in 2015.

Domestic Interests
Occidental conducts its domestic operations through land leases, subsurface mineral rights it owns or a combination of both surface land and subsurface mineral rights it owns. Occidental's domestic oil and gas leases have a primary term ranging from one to ten years, which is extended through the end of production once it commences. Of the total 3.6 million net acres in which Occidental has interests, approximately 85 percent is leased, 14 percent is owned subsurface mineral rights and 1 percent is owned land with mineral rights.

Production-Sharing Contracts
Occidental's interests in Oman and Qatar are subject to production sharing contracts (PSC). Under such contracts, Occidental records a share of production and reserves to recover certain production costs and an additional share for profit. In addition, certain contracts in Colombia are subject to contractual arrangements similar to a PSC. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher.

Business Review
The following chart shows Occidental’s total volumes for the last five years:

Worldwide Production Volumes
(thousands BOE/day)

652
571
573
585
568
340
279
289
301
305
312
292
284
284
263
2015
2014
2013
2012
2011
US
International

Notes:

•
Excludes volumes from the Argentine operations sold in 2011 and California Resources which was separated on November 30, 2014. Both operations have been reflected as discontinued operations for all applicable periods.

•	Excludes Williston (sold in November 2015) average daily production volumes of 16 MBOE, 20 MBOE, 18 MBOE, 14 MBOE and 7 MBOE for 2015, 2014, 2013, 2012 and 2011, respectively.

•	Excludes Hugoton (sold in April 2014), average daily production volumes of 6 MBOE, 18 MBOE, 19 MBOE and 20 MBOE for 2014, 2013, 2012 and 2011, respectively.

United States Assets
United States

1.	Permian Basin

2.	South Texas and Other interests

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

Occidental manages its Permian Basin operations through two business units: Permian Resources, which includes growth-oriented unconventional opportunities and Permian EOR (enhanced oil recovery), which utilizes enhanced oil recovery techniques such as CO2 floods and waterfloods. During 2015, focused on capital efficiency, the Permian operations reduced well drilling and completion costs by 33 percent per well. In the Permian Basin, Occidental spent over $2.7 billion of capital in 2015, with 84 percent spent on Permian Resources assets. In 2016, Occidental expects to allocate approximately 21 percent of the 2016 capital budget to Permian Resources, which will focus on areas in both the Midland and Delaware Basins where infrastructure currently exists to achieve higher returns, and approximately 17 percent to Permian EOR in order to add to existing facilities to increase CO2 production and injection capacity for future projects.
Occidental's Permian Resources operations are among its fastest growing assets with over 8,500 drilling locations in its horizontal inventory, a sizable portion of which can be developed in a low price environment. Continued completion optimization, the application of enhanced manufacturing principles, combined with projected commercial savings is expected to increase the well inventory even further. The development program, largely began in 2010, continued to increase in 2015. In 2015, Permian Resources drilled 231 wells, which included 195 horizontal wells. Production from Permian Resources comes from approximately 13,200 gross wells, of which 62 percent are operated by other producers. On a net basis, this represents approximately 5,550 wells, of which only 23 percent are operated by others.
Permian EOR operates a combination of CO2 floods and waterfloods which have similar development characteristics and ongoing monitoring and maintenance requirements. Due to a unique combination of characteristics, the Permian Basin has been a leader in the implementation of CO2 enhanced oil recovery projects. The Permian Basin’s concentration of large conventional reservoirs, favorable CO2 flooding performance and the proximity to naturally occurring CO2 supply has resulted in decades of steady growth in enhanced oil production. With 31 active floods and 40 years of experience, Permian EOR is the industry leader in Permian Basin CO2 flooding.
Occidental is an industry leader in applying this technology, which can increase ultimate oil recovery by 10 to 25 percent in the fields where it is employed. Significant opportunity remains to expand Occidental's existing projects into new portions of reservoirs that thus far have only been water flooded, leaving opportunity for significant additional recovery with new CO2 injection. Hence, even small improvements in recovery efficiency can add significant reserves. Technology improvements, such as the recent trend towards vertical expansion of the CO2 flooded interval into residual oil zone targets continue to yield more recovery from existing projects. Over the last few years, Occidental has had an ongoing program of deepening wells, with 95 wells deepened in 2015 and 67 wells planned for 2016. Occidental utilizes workover rigs to drill the extra depth into additional CO2 floodable sections of the reservoir. These are low cost projects which can add reserves even in a low price environment. Permian EOR has a large inventory of future CO2 projects which could be developed over the next 20 years or accelerated, depending on market conditions.
The current strategy for Permian EOR is to invest sufficient capital to maintain current production and provide cash flow. By exploiting natural synergies between Permian EOR and Permian Resources, Occidental is able to deliver unique advantages, efficiencies and expertise across its Permian Basin operations. Occidental's share of production in the Permian Basin was approximately 255,000 BOE per day in 2015 with 110,000 BOE per day coming from Permian Resources and 145,000 BOE per day from Permian EOR.

South Texas and Other
Occidental holds approximately 174,000 net acres in South Texas, including 4,000 net acres in the Eagle Ford Shale.

Middle East/North Africa Assets
Middle East/North Africa

1.	Qatar

2.	United Arab Emirates

3.	Oman

Oman
In Oman, Occidental is the operator of Block 9 and Block 27, with a 50-percent and 65-percent working interest in each block, respectively; Block 53, with a 45-percent working interest; and Block 62, with an 80-percent working interest.
In December 2015, the existing production sharing contract for Block 9 expired and Occidental agreed to operate Block 9 under modified operating terms until a new contract is approved. The term for Block 27 expires in 2035.
A 30-year PSC for the Mukhaizna Field (Block 53) was signed with the Government of Oman in 2005, pursuant to which Occidental assumed operation of the field. By the end of 2015, Occidental had drilled more than 2,600 new wells and continued implementation of a major steamflood project. In 2015, the average gross daily production was 122,000 BOE per day, which was over 15 times higher than the production rate in September 2005 when Occidental assumed operations.
In 2008, Occidental was awarded a 20-year contract for Block 62, subject to declaration of commerciality, where it is pursuing development and exploration opportunities targeting natural gas and condensate resources. In 2014, Occidental signed a five year extension for the initial phase for the discovered non associated gas area (natural gas not in contact with crude oil in a reservoir) for Block 62. Production commenced in Block 62 in January 2016.
Occidental's share of production from Oman was approximately 89,000 BOE per day in 2015.

Qatar
In Qatar, Occidental is the operator at Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome (ISSD), with a 100-percent working interest in each, and Al Rayyan (Block 12), with a 92.5-percent working interest. The terms for ISND, ISSD and Block 12 expire in 2019, 2022 and 2017, respectively.
Occidental's Dolphin investment comprises two separate economic interests through which Occidental owns: (i) a 24.5-percent undivided interest in the upstream operations under a Development and Production Sharing Agreement with the Government of Qatar to develop and produce natural gas and NGLs in Qatar’s North Field through mid-2032, with a provision to request a five-year extension; and (ii) a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy), which operates a pipeline and is discussed further in "Midstream and Marketing Segment - Pipeline Transportation."
Occidental's share of production from Qatar was approximately 107,000 BOE per day in 2015.

United Arab Emirates
In 2011, Occidental acquired a 40-percent participating interest in the Al Hosn gas project, joining with the Abu Dhabi National Oil Company (ADNOC) in a 30-year joint venture agreement. The Al Hosn gas project became fully operational in 2015, and produced over 460 MMcf per day of natural gas and 74,000 barrels per day of NGLs and condensate in the fourth quarter of 2015, of which Occidental’s net share is 185 MMcf per day and 29,000 barrels per day, respectively.
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

Latin America Assets

Latin America 1. Colombia

Colombia
Occidental has working interests in the La Cira-Infantas and Teca areas and has operations within the Llanos Norte Basin. Occidental's interests range from 39 to 61 percent and certain interests expire between 2023 and 2038, while others extend through the economic limit of the areas. Occidental's share of production was approximately 35,000 BOE per day in 2015.
Occidental also holds working interests in the Tarija, Chuquisaca and Santa Cruz regions of Bolivia, which produce gas. Occidental's share of production from Bolivia was 2,000 BOE per day in 2015.

Proved Reserves
Proved oil, NGLs and gas reserves were estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices were defined by contractual arrangements. Oil, NGLs and natural gas prices used for this purpose were based on posted benchmark prices and adjusted for price differentials including gravity, quality and transportation costs. For the 2015, 2014 and 2013 disclosures, the calculated average West Texas Intermediate oil prices were $50.28, $94.99 and $96.94 per barrel, respectively. The calculated average Brent oil prices for 2015, 2014 and 2013 disclosures were $55.57, $99.51 and $108.76, per barrel, respectively. The calculated average Henry Hub gas prices for 2015, 2014 and 2013 were $2.66, $4.42 and $3.65 per MMBtu, respectively.
Occidental had proved reserves at year-end 2015 of 2,200 million BOE, compared to the year-end 2014 amount of 2,819 million BOE. Proved reserves at year-end 2015 and 2014 consisted of, respectively, 59 percent and 63 percent oil, 15 percent and 13 percent NGLs and 26 percent and 24 percent natural gas. Proved developed reserves represented approximately 79 percent and 71 percent, respectively, of Occidental’s total proved reserves at year-end 2015 and 2014.
Occidental does not have any reserves from non-traditional sources. For further information regarding

Occidental's proved reserves, see "Supplemental Oil and Gas Information" following the "Financial Statements."

Changes in Proved Reserves
Occidental's total proved reserves decreased 166 million BOE in 2015, which included additions of 149 million BOE from Occidental's development program, reduced by 315 million BOE comprised primarily of price and price related revisions.
Changes in reserves before production and sales of proved reserves were as follows:

(in millions of BOE)	2015
Improved recovery	144
Extensions and discoveries	5
Purchases	—
Revisions of previous estimates	(315)
Total	(166)

Occidental's ability to add reserves, other than through purchases, depends on the success of improved recovery, extension and discovery projects, each of which depends on reservoir characteristics, technology improvements and oil and natural gas prices, as well as capital and operating costs. Many of these factors are outside management’s control, and may negatively or positively affect Occidental's reserves.

Improved Recovery
In 2015, Occidental added proved reserves of 144 million BOE mainly associated with the Permian Basin and Oman operations. These properties comprise both conventional projects, which are characterized by the deployment of EOR development methods, largely employing application of CO2 flood, waterflood or steam flood, and unconventional projects. These types of conventional EOR development methods can be applied through existing wells, though additional drilling is frequently required to fully optimize the development configuration. Waterflooding is the technique of injecting water into the formation to displace the oil to the offsetting oil production wells. The use of either CO2 or steam flooding depends on the geology of the formation, the evaluation of engineering data, availability and cost of either CO2 or steam and other economic factors. Both techniques work similarly to lower viscosity causing the oil to move more easily to the producing wells. Many of Occidental's projects, including unconventional projects, rely on improving permeability to increase flow in the wells. In addition, some improved recovery comes from drilling infill wells that allow recovery of reserves that would not be recoverable from existing wells.

Extensions and Discoveries
Occidental also added proved reserves from extensions and discoveries, which are dependent on successful exploration and exploitation programs. In 2015, extensions and discoveries added 5 million BOE related primarily to the recognition of proved developed reserves in Oman.

Purchases of Proved Reserves
Occidental continues to seek opportunities to add reserves through acquisitions when properties are available at prices it deems reasonable. As market conditions change, the available supply of properties may increase or decrease accordingly.

Revisions of Previous Estimates
Revisions can include upward or downward changes to previous proved reserve estimates for existing fields due to the evaluation or interpretation of geologic, production decline or operating performance data. In addition, product price changes affect proved reserves recorded by Occidental. For example, lower prices may decrease the economically recoverable reserves, particularly for domestic properties, because the reduced margin limits the expected life of the operations. Offsetting this effect, lower prices increase Occidental's share of proved reserves under PSCs because more oil is required to recover costs. Conversely, when prices rise, Occidental's share of proved reserves decreases for PSCs and economically recoverable reserves may increase for other operations. In 2015, negative revisions of previous estimates of 315 million BOE were primarily price and price-related revisions associated with domestic assets.
Reserve estimation rules require that estimated ultimate recoveries be much more likely to increase or remain constant than to decrease as changes are made due to increased availability of technical data.

Proved Undeveloped Reserves
In 2015, Occidental had proved undeveloped reserve additions of 76 million BOE from improved recovery and extensions and discoveries. Of the total additions, over 80 percent represented additions from improved recovery in the Permian Basin. These proved undeveloped reserve additions were offset by transfers of 106 million BOE to the proved developed category as a result of the 2015 development programs. Permian Basin and Oman accounted for approximately 92 percent of the reserve transfers from proved undeveloped to proved developed in 2015. Proved undeveloped reserves were reduced by 332 million BOE primarily due to price and price-related revisions and the sale of Williston. Occidental incurred approximately $1.3 billion in 2015 to convert proved undeveloped reserves to proved developed reserves. A substantial portion of the proved undeveloped reserves as of December 31, 2015 was the result of the development program in the Permian Basin, which represents 68 percent of total year-end proved undeveloped reserves.
Global oversupply continues to suppress oil and gas prices significantly. These conditions may continue for an extended period. Prolonged or further declines in commodity prices could require Occidental to further reduce capital spending, potentially impacting either the quantity or the development timing of proved undeveloped reserves.

Reserves Evaluation and Review Process
Occidental's estimates of proved reserves and associated future net cash flows as of December 31, 2015, were made by Occidental’s technical personnel and are the responsibility of management. The estimation of proved reserves is based on the requirement of reasonable certainty of economic producibility and funding commitments by Occidental to develop the reserves. This process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of the proved reserves estimation process, all reserve volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices (the unweighted arithmetic average of the first-day-of-the-month price for each month within the year) and realized prices and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analysis, type-curve analysis, material balance calculations that take into account the volumes of substances replacing the volumes produced and associated reservoir pressure changes, seismic analysis and computer simulation of the reservoir performance. These field-tested technologies have demonstrated reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Operating and capital costs are forecast using the current cost environment applied to expectations of future operating and development activities.
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
In 2015, Ryder Scott conducted a process review of the methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2015, in accordance with the SEC regulatory standards. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s 2015 year-end total proved reserves portfolio. In 2015, Ryder Scott reviewed approximately 19 percent of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 80 percent of Occidental’s existing proved oil and gas reserves. Management retains Ryder Scott to provide objective third-party input on its methods and procedures and to gather industry information applicable to Occidental’s reserve estimation and reporting process. Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental. Occidental has filed Ryder Scott's independent report as an exhibit to this Form 10-K.
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

Industry Outlook
The petroleum industry is highly competitive and subject to significant volatility due to various market conditions. The WTI and Brent oil price indexes declined further in 2015, closing at $37.04 per barrel and $37.28 per barrel, respectively, as of December 31, 2015. Commodity prices continued their decline in early 2016. The WTI and Brent oil price indexes were $53.27 per barrel and $57.33 per barrel, respectively, as of December 31, 2014.
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

CHEMICAL SEGMENT
Business Environment
Despite the continued modest pace of United States economic growth, demand for domestically produced energy and feedstocks decreased slightly as the global economic slowdown broadened and the strength of the U.S. dollar hindered exports. Vinyls margins improved during the second half of 2015 as the cost of feedstocks, primarily ethylene and natural gas, improved significantly from 2014 levels.

Business Review
Basic Chemicals
During 2015, the United States economy continued its slow recovery with full-year growth expected to be below the 2.4 percent growth rate experienced in 2014. The lower U.S. growth rate was reflected in lower domestic demand as the industry chlorine operating rate decreased 1 percent to 83 percent from 84 percent in 2014. The slightly lower operating rate resulted in only a moderate improvement in chlorine pricing. Exports of downstream chlorine derivatives into the vinyls chain were competitive for the balance of the year as ethylene costs decreased in line with falling energy costs. However, total derivative export volume was down versus 2014 as global demand softened particularly in Asia and Latin America. Liquid caustic soda prices experienced downward price pressure during the first three quarters of 2015 as the industry continued to absorb the additional chlor-alkali capacity that has come on line in the U.S. during the last 2 years. Domestic caustic soda prices rose in the fourth quarter of 2015 as the industry pushed to expand margins from historically depressed levels. Export demand and pricing remains under pressure due to global over capacity and lower growth in major consuming regions and the strength of the U.S. dollar impacted demand for U.S. products. Businesses such as calcium chloride and especially muriatic acid, were down due to substantially reduced oil and gas drilling activity and demand.

Vinyls
Industry PVC margins improved slightly in 2015 compared to 2014 as record high spot ethylene costs declined sharply throughout the year and offset declines in PVC pricing. Year-over-year domestic PVC demand increased only 0.9 percent due to the slow start to 2015 housing construction following extended winter conditions as well as the slower pace of growth in single family home sales. As the world economy stalled, export demand decreased 2.5 percent in 2015 compared to 2014. The PVC industry operating rate in 2015 of 83.7 percent was 0.6 percent lower than 2014 largely due to increased industry capacity coming on-line. Export volume remained a significant portion of PVC sales representing 30 percent of total North American producer’s production. The U.S. ethylene cost advantage of prior years has been reduced as world oil prices continued to decline in 2015. In early 2014, OxyChem, through a 50/50 joint venture with Mexichem S.A.B. de C.V., broke ground on a 1.2 billion pound-per-year ethylene cracker at the OxyChem Ingleside facility. Construction on the ethylene cracker remains on budget and on schedule and the facility is expected to begin operating in early 2017.

Industry Outlook
Industry performance will depend on the health of the global economy, specifically in the housing, construction, automotive and durable goods markets. Margins also depend on market supply and demand balances and feedstock and energy prices. Long-term weakness in the petroleum industry may negatively affect the demand and pricing of a number of Occidental’s products that are consumed by industry participants.

Basic Chemicals
Occidental expects that if the United States housing, automotive and durable goods markets continue to improve, domestic demand for basic chemical products should be moderately higher in 2016. Overall, the low chlor-alkali operating rates driven by capacity increases may limit significant price improvement but expected demand coupled with low energy costs should allow the margin gains secured at the end of 2015 to remain in place. The continued competitiveness of downstream chlorine derivatives in global markets is contingent on United States feedstock costs, primarily natural gas and ethylene, remaining favorable compared to other feedstock costs in global markets.

Vinyls
North American demand and operating rates should improve in 2016 as growth in both housing starts and commercial construction continues. Occidental expects U.S. export demand to improve modestly and for margins to be on par with 2015.

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

Business Review

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
Occidental owns an oil common carrier pipeline and storage system with approximately 2,900 miles of pipelines from southeast New Mexico across the Permian Basin of southwest Texas to Cushing, Oklahoma. The system has a current throughput capacity of about 720,000 barrels per day, 7.0 million barrels of active storage capability and 127 truck unloading facilities at various points along the system, which allow for additional volumes to be delivered into the pipeline.
Occidental's 2015 pipeline transportation earnings declined from 2014 primarily due to lower income from its investment in Plains Pipeline as a result of Occidental's November 2014 sale of a portion of its Plains Pipeline interest.

Gas Processing Plants and CO2 Fields and Facilities
Occidental processes its and third-party domestic wet gas to extract NGLs and other gas byproducts, including CO2, and delivers dry gas to pipelines. Margins primarily result from the difference between inlet costs of wet gas and market prices for NGLs.
Occidental, together with ADNOC, completed the Al Hosn gas processing facilities in Abu Dhabi at the end of 2014 and became fully operational in 2015. The Al Hosn gas processing facilities are designed to process 1.0 bcf per day of natural gas and separate it into sales gas, condensate, NGLs and sulfur. The Al Hosn gas processing facilities include facilities to extract sulfur from natural gas and process it for sale. The facility produces approximately 8,700 tons per day of sulfur, of which Occidental's share is approximately 3,500 tons of sulfur per day.

Occidental relies upon several sources to ensure an adequate supply of CO2 for its Permian EOR operations, including the Occidental operated Bravo Dome field in northeastern New Mexico and additional supplies from methane fields in the southwestern Permian Basin. Occidental’s Century Plant in Pecos County, Texas, further expands its EOR infrastructure in the Permian Basin. The plant processes natural gas with high CO2 content, resulting in methane gas for the market as well as a major source of CO2 for our Permian operations.
Occidental’s 2015 earnings from these operations decreased compared to 2014 due to lower realized NGL prices, partially offset by the commencement of Al Hosn sulfur sales.

Power Generation Facilities
Earnings from power and steam generation facilities are derived from sales to affiliates and third parties. The decrease in earnings in 2015 compared to 2014 was due to lower margins in lower spark spreads and decreased production resulting from increased planned outages.

Marketing
The marketing group markets substantially all of Occidental’s oil, NGLs and gas production, and trades around its assets, including its transportation and storage capacity. Occidental’s third-party marketing and trading activities focus on purchasing oil, NGLs and gas for resale from parties whose oil and gas supply is located near its transportation and storage assets. These purchases allow Occidental to aggregate volumes to better utilize and optimize its assets. Marketing performance in 2015 declined compared to 2014 due to the narrowing of the Midland to Gulf Coast oil price differentials.

Industry Outlook
The pipeline transportation and power generation businesses are expected to remain relatively stable. The gas processing plant operations could have volatile results depending mostly on NGLs prices, which cannot reasonably be predicted. Generally, higher NGLs prices result in higher profitability. The marketing business in isolation can be volatile in periods of severe price swings. Occidental continues to actively focus on marketing its commodity production to generate maximum value for its stakeholders.

SEGMENT RESULTS OF OPERATIONS AND SIGNIFICANT ITEMS AFFECTING EARNINGS

Segment earnings exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment assets and income from the segments' equity investments. Seasonality is not a primary driver of changes in Occidental's consolidated quarterly earnings during the year.
The statements of income and cash flows, and supplemental oil and gas information related to California Resources have been treated as discontinued operations for the years ended December 31, 2014 and 2013. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014 because of the spin-off from Occidental.
The following table sets forth the sales and earnings of each operating segment and corporate items:

(in millions, except per share amounts)
For the years ended December 31,	2015	2014	2013
NET SALES (a)
Oil and Gas	$8,304	$13,887	$15,008
Chemical	3,945	4,817	4,673
Midstream and Marketing	891	1,373	1,174
Eliminations (a)	(660)	(765)	(685)
	$12,480	$19,312	$20,170
SEGMENT RESULTS
Domestic	$(4,151)	$(2,381)	$1,938
Foreign	(3,747)	2,935	4,581
Exploration	(162)	(126)	(108)
Oil and Gas (b,c,d)	(8,060)	428	6,411
Chemical (e)	542	420	743
Midstream and Marketing (f,g)	(1,194)	2,564	1,523
	(8,712)	3,412	8,677
Unallocated corporate items
Interest expense, net	(141)	(71)	(124)
Income taxes	1,330	(1,685)	(3,214)
Other (h)	(623)	(1,800)	(407)
Income (loss) from continuing operations	(8,146)	(144)	4,932
Discontinued operations, net (i)	317	760	971
Net Income attributable to common stock	$(7,829)	$616	$5,903
Basic Earnings per Common Share	$(10.23)	$0.79	$7.33
See footnotes following significant transactions and events affecting Occidental's earnings.

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount:

Benefit (Charge) (in millions)	2015	2014	2013
OIL AND GAS
Asset sales gains (b)	$10	$531	$—
Asset impairments and related items domestic (c)	(3,457)	(4,766)	(607)
Asset impairments and related items international (d)	(5,050)	(1,066)	—
Total Oil and Gas	$(8,497)	$(5,301)	$(607)
CHEMICAL
Asset sales gains (e)	$98	$—	$131
Asset impairments and related items	(121)	(149)	—
Total Chemical	$(23)	$(149)	$131
MIDSTREAM AND MARKETING
Asset sale gains (f)	$—	$1,984	$1,044
Asset impairments and related items (g)	(1,259)	31	(58)
Total Midstream and Marketing	$(1,259)	$2,015	$986
CORPORATE
Asset sale losses	$(8)	$—	$—
Asset impairments (h)	(235)	(1,358)	(55)
Severance, spin-off and other	(118)	(61)	—
Tax effect of pre-tax and other adjustments	1,903	927	(167)
Discontinued operations, net of tax (i)	317	760	971
Total Corporate	$1,859	$268	$749

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

(b)	The 2014 amount represented the gain on sale of the Hugoton properties.

(c)
The 2015 amount included approximately $1.6 billion of impairment and related charges associated with non-core domestic oil and gas assets in the Williston Basin (sold in November 2015) and Piceance Basin (held for sale as of December 31, 2015). The remaining 2015 charges are mainly associated with the decline in commodity prices and management changes to future development plans. The 2014 and 2013 amounts were mainly comprised of impairment and related charges on the Williston and Piceance assets.

(d)
The 2015 amount included impairment and related charges of approximately $1.7 billion for operations where Occidental is exiting or reducing its involvement in and $3.4 billion related to the decline in commodity prices.

(e)	The 2015 amount included the gain on sale of an idled facility. The 2013 amount included the gain on sale of the investment in Carbocloro, a Brazilian chemical facility.

(f)
The 2014 amount included a $633 million gain on sale of Occidental’s interest in BridgeTex Pipeline Company, LLC, and a $1.4 billion gain on sale of a portion of Occidental’s investment in Plains Pipeline. The 2013 amount included a $1.0 billion gain on sale of a portion of Occidental’s investment in Plains Pipeline.

(g)
The 2015 amount included an impairment charge of $814 million related to the Century gas processing plant as a result of SandRidge’s inability to provide volumes to the plant and meet its contractual obligations to deliver CO2.

(h)
The 2015 amount included a $227 million other-than-temporary loss on Occidental’s investment in California Resources. The 2014 amount included an $805 million impairment charge for the Joslyn oil sand project and a $553 million other-than-temporary loss on the investment in California Resources

(i)
The 2015 amount included a $322 million pre-tax gain related to the Ecuador settlement. See Note 2 of the consolidated financial statements. The 2014 and 2013 amounts include the results of Occidental's California operations.

Oil and Gas

(in millions)	2015	2014	2013
Segment Sales	$8,304	$13,887	$15,008

Segment Results
Domestic	$(4,151)	$(2,381)	$1,938
Foreign	(3,747)	2,935	4,581
Exploration	(162)	(126)	(108)
	$(8,060)	$428	$6,411

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for each of the three years in the period ended December 31, 2015. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Production per Day (MBOE)	2015	2014	2013
United States
Permian Resources	110	75	65
Permian EOR	145	147	147
Midcontinent and Other	57	70	72
Total	312	292	284
Latin America	37	29	31
Middle East/North Africa
Al Hosn	35	—	—
Dolphin	41	38	37
Oman	89	76	74
Qatar	66	69	68
Other	72	67	79
Total	303	250	258
Total Production Ongoing Operations	652	571	573
Sold assets - Hugoton	—	6	18
Sold assets - Williston	16	20	18
Total Production (MBOE) (a)	668	597	609
(See footnote following the Average Realized Prices table)

Production per Day by Products	2015	2014	2013
United States
Oil (MBBL)
Permian Resources	71	43	35
Permian EOR	110	111	111
Midcontinent and Other	6	8	7
Total	187	162	153
NGLs (MBBL)
Permian Resources	16	12	10
Permian EOR	29	30	29
Midcontinent and Other	10	12	15
Total	55	54	54
Natural gas (MMCF)
Permian Resources	137	120	117
Permian EOR	37	38	40
Midcontinent and Other	246	296	311
Total	420	454	468
Latin America
Oil (MBBL) – Colombia	35	27	29
Natural gas (MMCF) – Bolivia	10	11	12
Middle East/North Africa
Oil (MBBL)
Al Hosn	7	—	—
Dolphin	7	7	6
Oman	82	69	66
Qatar	66	69	68
Other	32	28	39
Total	194	173	179
NGLs (MBBL)
Al Hosn	10	—	—
Dolphin	8	7	7
Total	18	7	7
Natural gas (MMCF)
Al Hosn	109	—	—
Dolphin	158	143	142
Oman	44	43	51
Other	237	236	241
Total	548	422	434
Total Production Ongoing Operations	652	571	573
Sold assets - Hugoton	—	6	18
Sold assets - Williston	16	20	18
Total Production (MBOE) (a)	668	597	609
(See footnote following the Average Realized Prices table)

Sales Volumes per Day by Products	2015	2014	2013
United States
Oil (MBBL)	187	162	153
NGLs (MBBL)	55	54	54
Natural gas (MMCF)	420	454	468
Latin America
Oil (MBBL) – Colombia	35	29	27
Natural gas (MMCF) – Bolivia	10	11	12
Middle East/North Africa
Oil (MBBL)
Al Hosn	7	—	—
Dolphin	8	7	6
Oman	82	69	68
Qatar	67	69	67
Other	36	27	38
Total	200	172	179
NGLs (MBBL)
Al Hosn	10	—	—
Dolphin	8	7	7
Total	18	7	7
Natural gas (MMCF)	548	422	434
Total Sales Ongoing Operations	658	572	572
Sold assets - Hugoton	—	6	18
Sold assets - Williston	16	20	18
Total Sales Volumes (MBOE) (a)	674	598	608

(See footnote following the Average Realized Prices table)

	2015	2014	2013
Average Realized Prices
Oil Prices ($ per bbl)
United States	$45.04	$84.73	$92.48
Latin America	$44.49	$88.00	$103.21
Middle East/North Africa	$49.65	$96.34	$104.48
Total worldwide	$47.10	$90.13	$98.81
NGLs Prices ($ per bbl)
United States	$15.35	$37.79	$38.65
Middle East/North Africa	$17.88	$30.98	$33.00
Total worldwide	$15.96	$37.01	$38.00
Gas Prices ($ per Mcf)
United States	$2.15	$3.97	$3.22
Latin America	$5.20	$8.94	$11.17
Total worldwide (a)	$1.49	$2.55	$2.23

(a)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence.

Oil and gas segment results in 2015 included pre-tax impairment and related charges of $3.5 billion and $5.0 billion on domestic and international assets, respectively. Approximately $1.3 billion of the domestic impairment and related charges were due to the exit of Occidental’s operations in the Williston Basin, which was sold in November 2015 and in the Piceance Basin, where assets and associated liabilities have been classified as held for sale at December 31, 2015. The remaining domestic charges were due to the significant decline in the futures price curve as well as management’s decision not to pursue development activities associated with certain non-producing acreage. Internationally, the impairments and related charges were due to a combination of Occidental’s strategic plan to exit or reduce our exposure in certain Middle East and North Africa operations as well as the decline in the futures price curve, which have made certain projects in the region unprofitable. Earnings in 2014 included pre-tax charges of $5.3 billion related to the impairment of domestic and international assets and the gain from the sale of Hugoton assets. Earnings in 2013 included pre-tax charges of $0.6 billion for the impairment of domestic non-producing acreage.
Domestic oil and gas segment results, excluding impairment and other charges in both years, reflected a loss of approximately $700 million in 2015 compared to income of $1.9 billion in 2014. The decrease in domestic earnings reflected significantly lower crude oil, NGL and natural gas prices, partially offset by higher crude oil production volumes and lower operating costs from lower workover and maintenance costs and lower DD&A expenses. International oil and gas segment earnings, excluding impairments and other charges, were $1.2 billion in 2015 and $4.0 billion in 2014. The decrease in international earnings reflected lower realized crude oil prices, partially offset by higher sales volumes.
Average production costs for 2015, excluding taxes other than on income, were $11.57 per BOE, compared to $13.50 per BOE for 2014. The decrease in average costs reflected decreased activity in downhole maintenance and lower overall cost structure.
Average daily oil and gas production volumes, excluding assets sold, increased by 81,000 BOE to 652,000 BOE in 2015. Average domestic daily production increased by 20,000 BOE to 312,000 BOE in 2015. During this same time period, domestic daily oil production increased by over 15 percent or 25,000 barrels per day to 187,000 barrels, all coming from Permian Resources. An increase in Permian Resources production was partially offset by lower natural gas and oil production in Piceance and South Texas where we have ceased all gas drilling activities. International average daily production volumes increased to 340,000 BOE in 2015 from 279,000 BOE in 2014. The increase was primarily due to the start up of production from Al Hosn and higher production in Colombia. Total company average daily sales volumes were 658,000 BOE per day in 2015 and 572,000 BOE per day in 2014.
Domestic oil and gas segment earnings, excluding impairment and other charges in both years, were $1.9 billion in 2014 compared to $2.5 billion in 2013. The decrease in domestic earnings reflected lower crude oil and NGLs prices, higher operating costs from increased workover and maintenance activities, and higher DD&A expenses, partially offset by higher crude oil production volumes and improved realized prices for natural gas. International oil and gas segment earnings, excluding impairments, were $4.0 billion in 2014 and $4.6 billion in 2013. International earnings reflected lower realized crude oil prices and sales volumes, partially offset by lower operating expenses and DD&A.

Average daily oil and gas production volumes, excluding assets sold, were 571,000 BOE and 573,000 BOE in 2014 and 2013, respectively. Average domestic daily production volumes were 292,000 BOE in 2014 and 285,000 BOE in 2013. During this same time period, domestic daily oil production increased by 6 percent or 9,000 barrels per day to 162,000 barrels, mainly coming from Permian Resources. International average daily production volumes decreased to 279,000 BOE in 2014 from 289,000 BOE in 2013. The decrease was primarily due to lower cost recovery barrels in Iraq and insurgent activities in Colombia, Libya and Yemen. Total company average daily sales volumes were 572,000 BOE in both 2014 and 2013.

Chemical

(in millions)	2015	2014	2013
Segment Sales	$3,945	$4,817	$4,673
Segment Results	$542	$420	$743

Chemical segment earnings, excluding asset impairments of $121 million and gain on sale of $98 million from the sale of an idled facility, were $565 million in 2015 compared to $569 million, excluding asset impairments of $149 million, in 2014. The year over year decrease was primarily due to lower caustic soda pricing and lower sales volumes across most products, offset by improved PVC margins resulting primarily from lower energy and ethylene costs.
Chemical segment earnings, excluding asset impairments of $149 million in 2014 and gain on sale of $131 million from the sale of the Carbocloro investment in 2013, were $569 million in 2014 compared to $612 million in 2013. The lower earnings in 2014 were primarily a result of lower caustic soda pricing driven by new chlor-alkali capacity in the industry and higher energy and ethylene costs, partially offset by higher PVC margins and improved volumes across most product lines.

Midstream and Marketing

(in millions)	2015	2014	2013
Segment Sales	$891	$1,373	$1,174
Segment Results	$(1,194)	$2,564	$1,523

Midstream and marketing segment earnings were $65 million in 2015, compared to $549 million in 2014, excluding impairments and related item charges of $1.3 billion mainly consisting of the impairment charge of the Century Gas Processing Plant in 2015 and $2.0 billion of gains comprised of the sale of BridgeTex Pipeline and part of Occidental's investment in Plains Pipeline in 2014. The decrease in earnings primarily reflected lower marketing margins due to the narrowing of the Midland to Gulf Coast differentials, lower domestic gas processing income due to lower NGL prices and lower pipeline income as a result of lower Dolphin Pipeline gas sales and the decrease in Occidental's interest in Plains Pipeline.

Midstream and marketing segment earnings in 2014, excluding impairments and other items and gains on sales of $2.0 billion in 2014 and $1.0 billion in 2013, were $549 million in 2014, compared to $537 million in 2013. The increase in earnings reflected higher income from the gas processing and power generation businesses, partially offset by lower marketing performance and pipeline income.

TAXES
Deferred tax liabilities, net of deferred tax assets of $2.0 billion, were $1.3 billion at December 31, 2015. The deferred tax assets, net of allowances, are expected to be realized through future operating income and reversal of temporary differences.

Worldwide Effective Tax Rate
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

(in millions)	2015	2014	2013
SEGMENT RESULTS
Oil and Gas	$(8,060)	$428	$6,411
Chemical	542	420	743
Midstream and Marketing (a)	(1,194)	2,564	1,523
Unallocated Corporate Items	(764)	(1,871)	(531)
Pre-tax (loss) income	(9,476)	1,541	8,146
Income tax (benefit) expense
Federal and State	(2,070)	(157)	1,061
Foreign	740	1,842	2,153
Total income tax (benefit) expense	(1,330)	1,685	3,214
Income (loss) from continuing operations(a)	$(8,146)	$(144)	$4,932
Worldwide effective tax rate	14%	109%	40%

(a)
Represents amounts attributable to income from continuing operations after deducting a non controlling interest amount of $14 million in 2014. The non controlling interest amount has been netted in the midstream and marketing segment earnings.

Occidental's 2015 worldwide effective tax rate was 14 percent, which is lower than in 2014 mainly due to the mix of domestic operating losses and foreign operating income, domestic asset impairments that are taxed at statutory rates and foreign oil and gas asset impairments, the majority of which have no reported tax benefits. Excluding the impact of impairments and other nonrecurring items, Occidental’s worldwide effective tax rate for 2015 would be 86 percent.
A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries, as it is Occidental’s intention, generally, to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $115 million would be required, assuming utilization of available foreign tax credits.

CONSOLIDATED RESULTS OF OPERATIONS
Changes in components of Occidental's results of continuing operations are discussed below:

Revenue and Other Income Items

(in millions)	2015	2014	2013
Net sales	$12,480	$19,312	$20,170
Interest, dividends and other income	$118	$130	$107
Gain on sale of equity investments and other assets	$101	$2,505	$1,175

The decrease in net sales in 2015, compared to 2014, was mainly due to the significant decline in worldwide oil, NGLs and gas prices, partially offset by higher domestic and international crude oil volumes. Average WTI and Brent prices fell by nearly 50 percent and NYMEX gas prices fell by over 35 percent in 2015 as compared to 2014 prices.
The decrease in net sales in 2014, compared to 2013, was due to a significant decline in the fourth quarter of 2014 in worldwide oil and NGLs prices, partially offset by higher domestic oil volumes, and higher domestic natural gas prices.
Price and volume changes in the oil and gas segment generally represent the majority of the change in oil and gas segment income which is a substantially larger portion of the overall change in net income than the chemical and midstream and marketing segments.
The 2015 gains on sale included $98 million for the sale of an idled facility. The 2014 gains on sale included $1.4 billion for the sale of a portion of the investment in Plains Pipeline, $633 million for the sale of BridgeTex Pipeline and $531 million for the sale of Hugoton properties. The 2013 gains on sale included $1.0 billion for the sale of a portion of the investment in Plains Pipeline and $131 million for the sale of the Carbocloro investment.

Expense Items

(in millions)	2015	2014	2013
Cost of sales	$5,804	$6,803	$6,497
Selling, general and administrative and other operating expenses	$1,270	$1,503	$1,544
Depreciation, depletion and amortization	$4,544	$4,261	$4,203
Asset impairments and related items	$10,239	$7,379	$621
Taxes other than on income	$343	$550	$564
Exploration expense	$36	$150	$140
Interest and debt expense, net	$147	$77	$132

Cost of sales decreased in 2015, compared to 2014, due to lower energy and feedstock costs in the chemical segment, lower fuel costs in the power generation operations and lower worldwide production costs, including workovers and downhole maintenance costs.
Cost of sales increased in 2014, compared to 2013, due to higher energy and feedstock costs in the chemical segment and increased domestic down hole maintenance activities and higher costs for purchased injectants in the oil and gas segment.

Selling, general and administrative and other operating expenses decreased in 2015 compared to 2014, due to lower compensation expense.
Selling, general and administrative and other operating expenses in 2014 were approximately equivalent to 2013.
DD&A increased in 2015, compared to 2014 due to higher production volumes partially offset by lower DD&A rates.
Asset impairments and related items in 2015 of $10.2 billion included charges of $3.5 billion related to domestic oil and gas assets due to Occidental’s exit from the Williston and Piceance basins as well as the decline in the futures price curve and management’s decision not to pursue activities associated with certain non-producing acreage. International oil and gas charges of $5.0 billion were due to a combination of Occidental’s strategic plan to exit or reduce its exposure in certain Middle East and North Africa operations as well as the decline in the futures price curve, which have made certain projects in the region unprofitable. Midstream charges of $1.3 billion included the impairment of Occidental’s Century gas processing plant as a result of SandRidge’s inability to provide volumes to the plant and meet their contractual obligations to deliver CO2. Occidental recorded an other-than-temporary loss of $227 million for its available for sale investment in California Resources.
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
Taxes other than on income in 2015 decreased from 2014 due primarily to lower oil, NGL and gas prices, which resulted in lower ad valorem and severance taxes. Taxes other than on income in 2014 were approximately equivalent to 2013.

Other Items

Income/(expense) (in millions)	2015	2014	2013
Provision for income taxes	$1,330	$(1,685)	$(3,214)
Income from equity investments	$208	$331	$395
Discontinued operations, net	$317	$760	$971

Provision for income taxes decreased in 2015, compared to 2014, due to the pre-tax loss in 2015 as a result of the lower price environment and impairments and related charges.
Provision for income taxes decreased in 2014, compared to 2013, due to lower pre-tax income, partially offset by certain nondeductible charges which increased the effective rate.
Income from equity investments decreased in 2015, compared to 2014, due to lower earnings from Occidental's equity investments in pipelines as a result of the lower Dolphin gas sales, Occidental's reduced ownership in Plains Pipeline and the expiration of Occidental's contract in Yemen Block 10, where Occidental held an equity interest. Occidental’s reduced ownership in the Plains Pipeline contributed to the decrease of income from equity investments from 2013 to 2014.
Discontinued operations, net in 2015 of $317 million includes the initial settlement payments by the Republic of Ecuador. See Note 2 of the Consolidated Financial Statements.

CONSOLIDATED ANALYSIS OF FINANCIAL POSITION
The changes in select components of Occidental’s balance sheet are discussed below:

(in millions)	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$3,201	$3,789
Restricted cash	1,193	4,019
Trade receivables, net	2,970	4,206
Inventories	986	1,052
Assets held for sale	141	—
Other current assets	911	807
Total current assets	$9,402	$13,873

Investments in unconsolidated entities	$1,267	$1,171
Available for sale investment	$167	$394
Property, plant and equipment, net	$31,639	$39,730
Long-term receivables and other assets, net	$962	$1,091

CURRENT LIABILITIES
Current maturities of long-term debt	$1,450	$—
Accounts payable	3,069	5,229
Accrued liabilities	2,213	2,601
Domestic and foreign income taxes	—	414
Liabilities of assets held for sale	110	—
Total current liabilities	$6,842	$8,244

Long-term debt, net	$6,883	$6,838
Deferred credits and other liabilities-income taxes	$1,323	$3,015
Deferred credits and other liabilities-other	$4,039	$3,203
Stockholders’ equity	$24,350	$34,959

Assets
See "Liquidity and Capital Resources — Cash Flow Analysis" for discussion of the change in cash and cash equivalents and restricted cash.
The decline in trade receivables, net, was due to lower oil and gas prices at the end of 2015, compared to the end of 2014. Inventories decreased as a result of lower per unit values assigned to oil and gas inventories. Other current assets increased as a result of receivables recorded for the federal and state tax refunds anticipated on the net operating loss carryback. The increase in investments in unconsolidated entities was due to 2015 contributions to the ethylene cracker joint venture, partially offset by a financing distribution from Dolphin Energy. The decrease in the available for sale investment is the result of an other than temporary impairment recognized with respect to the value of Occidental's retained interest in California Resources. In February 2016, Occidental declared a special stock dividend for all of its 71.5 million shares of common stock of California Resources to stockholders of record as of February 29, 2016, to be distributed on March 24, 2016. The decrease in PP&E, net, was due to DD&A and asset impairments, partially offset by capital expenditures.

Liabilities and Stockholders' Equity
Current maturities of long-term debt was related to Occidental's 4.125-percent and 2.5-percent Senior Notes due in 2016. The decrease in accounts payable reflected lower marketing payables as a result of lower oil and gas prices at the end of 2015, and lower accrued capital expenditures as Occidental reduced its capital budget. Liabilities of assets held for sale represented liabilities to be transferred with the Piceance field.
The decrease in deferred credits and other liabilities-income taxes was due to the decrease in the difference between the book and tax basis of Occidental's oil and gas properties. The increase in deferred credits and other liabilities was primarily due to contractual obligations related to assets held for sale. The decrease in stockholders' equity reflected the distribution of cash dividends, share repurchases, and the 2015 net loss.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2015, Occidental had approximately $3.2 billion in cash and cash equivalents and $1.2 billion in restricted cash. A substantial majority of this cash is held and available for use in the United States. Income and cash flows are largely dependent on the oil and gas segment's prices, sales volumes and costs.
As a result of the tax-free status of the spin-off of California Resources, Occidental's use of restricted cash is limited to the payment of dividends, repayment of debt or share repurchases. To retain the tax-free status of the spin-off, the restricted cash must be used for one of these purposes within eighteen months from the date of distribution. Subsequent to December 31, 2015, Occidental utilized the remaining restricted cash balance to retire debt and pay dividends.
In June 2015, Occidental issued $1.5 billion of debt that was comprised of $750 million of 3.50-percent senior unsecured notes due 2025 and $750 million of 4.625-percent senior unsecured notes due 2045. Occidental received net proceeds of approximately $1.48 billion. Interest on the notes is payable semi-annually in arrears in June and December of each year for both series of notes, beginning on December 15, 2015. In February 2016, Occidental retired $700 million of 2.5-percent senior notes that had matured.
In August 2014, Occidental entered into a new five-year, $2.0 billion bank credit facility (Credit Facility) in order to replace its previous $2.0 billion bank credit facility, which was scheduled to expire in October 2016. The 2014 Credit Facility does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under this facility. Occidental did not draw down any amounts under the Credit Facility during 2015 and no amounts were outstanding as of December 31, 2015.
As of December 31, 2015, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings,

the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.
Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

Cash Flow Analysis

Cash provided by operating activities
(in millions)	2015	2014	2013
Operating cash flow from continuing operations	$3,254	$8,871	$10,229
Operating cash flow from discontinued operations, net of taxes	97	2,197	2,549
Net cash provided by operating activities	$3,351	$11,068	$12,778

Cash provided by operating activities from continuing operations in 2015 decreased $5.6 billion to $3.3 billion, from $8.9 billion in 2014. Operating cash flows were negatively impacted by lower worldwide realized oil, NGLs, and natural gas prices throughout 2015, which on a year-over-year basis declined 48 percent, 57 percent, and 42 percent, respectively. The effect of lower commodity prices was partially offset by higher production and lower operating costs. The usage of working capital in 2015 reflected lower realized prices that impacted receivable collections and payments related to higher capital and operating spending accrued in the fourth quarter of 2014 and paid in 2015.
Cash provided by operating activities from continuing operations decreased $1.3 billion in 2014 to $8.9 billion, compared to $10.2 billion in 2013. Operating cash flows were negatively impacted by lower oil prices in the second half of 2014, which on a year-over-year basis declined 8 percent domestically and 9 percent worldwide, and higher domestic operating expenses for increased workover activity and higher prices for purchased injectants. Also in 2014, Occidental paid higher income taxes, in part related to the fourth quarter 2013 sale of a portion of the investment in Plains Pipeline and the first half of 2014 sale of Hugoton assets, while 2013 included the collection of a tax receivable. Working capital changes in receivables reflected higher collections in the first half of 2014.
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
Occidental booked significant non-cash adjustments to income as a result of lower product prices and management’s strategic review. Asset impairments and related items were $9.7 billion, $7.4 billion and $0.6 billion for 2015, 2014, and 2013, respectively. The 2015 and 2014 impairments are the result of a thorough portfolio review which resulted in the reduction of carrying values for projects which have sub-par returns in the current low oil and gas price environment. The 2013 impairment was mostly related to non-producing domestic oil and gas acreage.
Occidental recorded gains on sale of equity investments and other assets of $0.1 billion, $2.5 billion and $1.2 billion in 2015, 2014, and 2013, respectively. Cash proceeds related to these gains are reported as investing activities.
In 2015, Occidental filed for an extension of time for payment of taxes by a corporation expecting a net operating loss carryback. The other operating, net, for 2015 of $650 million represented the federal and state tax benefit on the carryback of the 2015 net operating loss, of which $358 million will be applied to the 2014 federal balance due and the remainder will be received in cash during 2016. The $382 million in 2013 reflected the collection of a tax refund related to the 2012 net operating loss carryback.

Cash used by investing activities
(in millions)	2015	2014	2013
Capital expenditures
Oil and Gas	$(4,442)	$(6,533)	$(5,409)
Chemical	(254)	(314)	(424)
Midstream and Marketing	(535)	(1,983)	(1,360)
Corporate	(41)	(100)	(164)
Total	(5,272)	(8,930)	(7,357)
Other investing activities, net	(151)	2,686	1,040
Net cash used by investing activities – continuing operations	(5,423)	(6,244)	(6,317)
Investing cash flow from discontinued operations	—	(2,226)	(1,727)
Net cash used by investing activities	$(5,423)	$(8,470)	$(8,044)

Occidental's net capital expenditures declined $3.1 billion in 2015 to $5.6 billion, after contributions to the OxyChem Ingleside facility which is included in other investing activities. The decline is the result of lower spending in oil and gas non-core operations in the United States and Middle East and reduced expenditures on long-term projects coming on line at the end of 2014.
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
While the 2016 environment remains challenging, Occidental remains committed to allocating capital to only its highest return projects. Occidental's 2016 capital spending is expected to be no more than $3 billion.
In 2015, cash flows used in other investing activities of $0.1 billion is comprised primarily of changes in the capital accrual and asset purchases offset by the sales of equity investments and assets.
The 2014 other investing activities, net, included proceeds of $1.3 billion for the sale of the Hugoton Field operations, $1.1 billion for the sale of the BridgeTex

Pipeline and $1.7 billion for the sale of a portion of Occidental’s investment in Plains Pipeline, which was partially offset by $1.7 billion of acquisitions primarily in the Permian Basin.
The 2013 other investing activities, net included proceeds of $1.4 billion for the sale of a portion of the investment in Plains Pipeline and $0.3 billion for the sale of Chemical’s investment in Carbocloro, which was partially offset by acquisitions of approximately $0.6 billion.
Capital commitments for long-term projects currently under construction in the midstream and chemicals segment in 2016 are planned to be approximately $500 million.

Cash used by financing activities
(in millions)	2015	2014	2013
Financing cash flow from continuing operations	$1,484	$(2,326)	$(2,933)
Financing cash flow from discontinued operations	—	124	—
Net cash provided (used) by financing activities	$1,484	$(2,202)	$(2,933)

Cash provided by financing activities in 2015 was $1.5 billion, as compared to cash used by financing activities in 2014 of $2.2 billion. Financing activities in 2015 included proceeds from long term debt of $1.5 billion. Occidental used restricted cash of $2.8 billion to pay dividends and purchase treasury stock. Subsequent to December 31, 2015, Occidental utilized the remaining restricted cash balance to retire debt and pay dividends.
Cash used by financing activities in 2014 included special cash distributions received prior to the separation of California Resources of $6.1 billion, of which $4.95 billion was restricted cash. Approximately $0.9 billion of the restricted cash was used for share repurchases and the fourth quarter dividend payment, resulting in a $4.0 billion restricted cash balance as of December 31, 2014. The 2014 net cash used by financing activities included $2.5 billion for purchases of treasury stock and $2.2 billion for dividend payments, which were partially offset by $0.4 billion for contributions received from a noncontrolling interest. A dividend payment was accelerated in 2012 which resulted in three dividend payments in 2013, whereas there were four cash dividend payments in 2014.
The 2013 net cash used by financing activities included $0.7 billion used to retire debt and $0.2 billion of contributions received from a noncontrolling interest. Common stock dividends paid and purchases of treasury stock were $1.6 billion and $0.9 billion in 2013, respectively due to the accelerated payment in 2012 of that year's fourth quarter dividend. In addition, purchases of treasury stock increased from $0.6 billion in 2012 to over $0.9 billion in 2013.

OFF-BALANCE-SHEET ARRANGEMENTS
The following is a description of the business purpose and nature of Occidental's off-balance-sheet arrangements.
Guarantees
Occidental has guaranteed its portion of equity method investees' debt and has entered into various other guarantees including performance bonds, letters of credit, indemnities and commitments provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). As of December 31, 2015, Occidental’s guarantees were not material and a substantial majority consisted of limited recourse guarantees on approximately $318 million of Dolphin’s debt. The fair value of the guarantees was immaterial.
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

CONTRACTUAL OBLIGATIONS
The table below summarizes and cross-references Occidental’s contractual obligations. This summary indicates on- and off-balance-sheet obligations as of December 31, 2015.

Contractual Obligations (in millions)		Payments Due by Year
	Total	2016	2017 and 2018	2019 and 2020	2021 and thereafter
On-Balance Sheet
Long-term debt (Note 5) (a)	$8,357	$1,450	$1,750	$116	$5,041
Other long-term liabilities (b)	2,604	983	415	393	813
Off-Balance Sheet
Operating leases (Note 6)	1,175	179	317	171	508
Purchase obligations (c)	9,906	1,890	2,420	1,321	4,275
Total	$22,042	$4,502	$4,902	$2,001	$10,637

(a)
Excludes unamortized debt discount and interest on the debt.  As of December 31, 2015, interest on long-term debt totaling $2.2 billion is payable in the following years (in millions): 2016 - $242, 2017 and 2018 - $407, 2019 and 2020 - $381, 2021 and thereafter - $1,194.

(b)	Includes obligations under postretirement benefit and deferred compensation plans, net fair value of derivative commodity contracts as well as certain accrued liabilities.

(c)
Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure terminal and pipeline capacity, drilling rigs and services, CO2, electrical power, steam and certain chemical raw materials. Amounts exclude certain product purchase obligations related to marketing and trading activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable.  Long-term purchase contracts are discounted at a 3.3 percent discount rate.

Delivery Commitments
Occidental has made commitments to certain refineries and other buyers to deliver oil, natural gas and NGLs. The total amount contracted to be delivered, a substantial majority of which is in the United States, is approximately 379 million barrels of oil through 2025, 7 billion cubic feet of gas through 2016 and 22 million barrels of NGLs through 2017. The price for these deliveries is set at the time of delivery of the product. Occidental has significantly more production capacity than the amounts committed and has the ability to secure additional volumes in case of a shortfall.

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
In December 2014, a New Jersey state court approved Occidental’s settlement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of Diamond Shamrock Chemicals Company (DSCC). During 2015, pursuant to the settlement agreement (State Settlement) Occidental paid the State $190 million. Under certain circumstances, Occidental agreed to perform or fund future work on behalf of the State along a portion of the Passaic River. When Occidental acquired the stock of DSCC in 1986, Maxus Energy Corporation, a subsidiary of YPF S.A. (Maxus), retained liability for the Lister Avenue Plant, which is part of the Diamond Alkali Superfund Site, as well as other sites. Maxus is also obligated to indemnify Occidental for the State Settlement. Occidental is pursuing Maxus to recover the settlement costs. The State Settlement does not cover any potential Occidental share of costs associated with the EPA’s proposed clean-up plan of the Passaic River, announced in April 2014. Maxus is also responsible for federal clean-up or other costs associated with the Lister Avenue Plant and the Diamond Alkali Superfund Site.
Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of December 31, 2015 and 2014 were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. Environmental matters are further discussed under the caption "Environmental Liabilities and Expenditures" below.
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
OPC, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2015, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

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
As of December 31, 2015, Occidental participated in or monitored remedial activities or proceedings at 149 sites. The following table presents Occidental’s environmental remediation reserves as of December 31, 2015, 2014 and 2013, grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

($ amounts in millions)	2015		2014		2013
	# of Sites	Reserve Balance	# of Sites	Reserve Balance	# of Sites	Reserve Balance
NPL sites	34	$27	30	$23	31	$25
Third-party sites	66	128	67	101	74	83
Occidental-operated sites	18	107	17	107	20	118
Closed or non-operated Occidental sites	31	124	31	103	32	104
Total	149	$386	145	$334	157	$330

As of December 31, 2015, Occidental’s environmental reserves exceeded $10 million each at 13 of the 149 sites described above, and 101 of the sites had reserves from $0 to $1 million each.
As of December 31, 2015, two sites — a landfill in western New York owned by Occidental and a remediation site in Texas — accounted for 62 percent of its reserves associated with NPL sites. In connection with the 1986 acquisition of DSCC stock, Maxus Energy Corporation has retained the liability and is indemnifying Occidental for 14 of the remaining NPL sites.
As of December 31, 2015, Maxus has also retained the liability and is indemnifying Occidental for 8 of the 66 third-party sites. Four of the remaining 58 third-party sites — a former copper mining and smelting operation in Tennessee, an active plant outside of the United States and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for 50 percent of Occidental’s reserves associated with these sites.
Four sites — chemical plants in Kansas, Louisiana, Texas and New York — accounted for 59 percent of the reserves associated with the Occidental-operated sites.

Five other sites — a landfill in western New York, former chemical plants in Tennessee, Delaware and Washington and a closed coal mine in Pennsylvania — accounted for 70 percent of the reserves associated with closed or non-operated Occidental sites.
Environmental reserves vary over time depending on factors such as acquisitions or dispositions, identification of additional sites and remedy selection and implementation. The following table presents environmental reserve activity for the past three years:

(in millions)	2015	2014	2013
Balance — Beginning of Year	$334	$330	$344
Remediation expenses and interest accretion	117	79	60
Spin-off of California Resources	—	(7)	—
Payments	(65)	(68)	(74)
Balance — End of Year	$386	$334	$330

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

Environmental Costs
Occidental’s environmental costs, some of which include estimates, are presented below for each segment for each of the years ended December 31:

(in millions)	2015	2014	2013
Operating Expenses
Oil and Gas	$93	$103	$100
Chemical	74	80	75
Midstream and Marketing	13	11	13
	$180	$194	$188
Capital Expenditures
Oil and Gas	$122	$143	$67
Chemical	41	35	14
Midstream and Marketing	4	11	5
	$167	$189	$86
Remediation Expenses
Corporate	$117	$79	$60
Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in properties currently operated by Occidental. Remediation expenses relate to existing conditions from past operations.
Occidental presently estimates capital expenditures for environmental compliance of approximately $116 million for 2016.

FOREIGN INVESTMENTS
Many of Occidental’s assets are located outside North America. At December 31, 2015, the carrying value of Occidental’s assets in countries outside North America aggregated approximately $9.8 billion or 23 percent of Occidental’s total assets at that date. Of such assets, approximately $8.3 billion are located in Middle East/North Africa and approximately $1.3 billion are located in Latin America. For the year ended December 31, 2015, net sales outside North America totaled $4.9 billion, or approximately 40 percent of total net sales.

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
Several factors could change Occidental’s proved oil and gas reserves. For example, Occidental receives a share of production from PSCs to recover its costs and generally an additional share for profit. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater at higher product prices. In other cases, particularly with long-lived properties, lower product prices may lead to a situation where production of a portion of proved reserves becomes uneconomical. For such properties, higher product prices typically result in additional reserves becoming economical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to changes in the quantity of proved reserves. Additional factors that could result in a change of proved reserves include production decline rates and operating performance differing from those estimated when the proved reserves were initially recorded. In 2015, negative revisions of previous estimates of 315 million BOE were primarily price and price-related associated with domestic assets.
Additionally, Occidental performs impairment tests with respect to its proved properties whenever events or circumstances indicate that the carrying value of property may not be recoverable. If there is an indication the carrying amount of the asset may not be recovered due to declines in current and forward prices, significant changes in reserve estimates, changes in management's plans, or other significant events, management will evaluate the property for impairment. Under the successful efforts method, if the sum of the undiscounted cash flows is less than the carrying value of the proved property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period. Individual proved properties are grouped for impairment purposes at the lowest level for which there are identifiable cash flows, which is generally on a field by field basis. The fair value of impaired assets is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with those used by market participants. The impairment test incorporates a number of assumptions involving expectations of future cash flows which can change significantly over time. These assumptions include estimates of future product prices, contractual prices, estimates of risk-adjusted oil and gas reserves and estimates of future operating and development costs. It is reasonably possible that prolonged low or further declines in commodity prices, reduced capital spending in response to lower prices or increases in operating costs could result in other additional impairments.
The most significant ongoing financial statement effect from a change in Occidental's oil and gas reserves or impairment of its proved properties would be to the DD&A rate. For example, a 5 percent increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.65 per barrel, which would increase or decrease pre-tax income by approximately $155 million annually at current production rates. The change in the DD&A rate over the past three years due to revisions of previous proved reserve estimates has been immaterial.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. Net capitalized costs attributable to unproved properties were $0.3 billion and $2.0 billion at December 31, 2015 and 2014, respectively. The unproved amounts are not subject to DD&A until they are classified as proved properties. Capitalized costs attributable to the properties become subject to DD&A when proved reserves are assigned to the property. If the exploration efforts are unsuccessful, or management decides not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions or other factors, the capitalized costs of the related properties would be expensed. The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results. Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance.

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
Occidental's net PP&E for the chemical segment is approximately $2.4 billion and its depreciation expense for 2016 is expected to be approximately $300 million. The most significant financial statement impact of a decrease in the estimated useful lives of Occidental's chemical plants would be on depreciation expense. For example, a reduction in the remaining useful lives of one year would increase depreciation and reduce pre-tax earnings by approximately $50 million per year.

Midstream, Marketing and Other Assets
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash-flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged. Realized gains or losses from cash-flow hedges, and any ineffective portion, are recorded as a component of net sales in the consolidated statements of operations. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses from derivative instruments are reported net in the consolidated statements of operations. There were no fair value hedges as of and during the years ended December 31, 2015, 2014 and 2013.
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
➢ Over-the-Counter (OTC) bilateral financial commodity contracts, foreign exchange contracts, options and physical commodity forward purchase and sale contracts are generally classified as Level 2 and are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, and can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.

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

Environmental Liabilities and Expenditures
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Occidental records environmental reserves and related charges and expenses for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews reserves and adjusts them as new information becomes available. Occidental records environmental reserves on a discounted basis when it deems the aggregate amount and timing of cash payments to be reliably determinable at the time the reserves are established. The reserve methodology with respect to discounting for a specific site is not modified once it is established. The amount of discounted environmental reserves is insignificant. Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable. Occidental had accruals to income for highly probable reimbursements or recoveries of $13 million in 2015 and no accruals in 2014 and 2013.
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
If Occidental were to adjust the environmental reserve balance based on the factors described above, the amount of the increase or decrease would be recognized in earnings. For example, if the reserve balance were reduced by 10 percent, Occidental would record a pre-tax gain of $39 million. If the reserve balance were increased by 10 percent, Occidental would record an additional remediation expense of $39 million.

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

SIGNIFICANT ACCOUNTING AND DISCLOSURE CHANGES

See Note 3, Accounting and Disclosure Changes, in the Notes to Condensed Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
SAFE HARBOR DISCUSSION REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA
Portions of this report, including Items 1 and 2, "Business and Properties," Item 3, "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Words such as "estimate," "project," "predict," "will," "would," "should," "could," "may," "might," "anticipate," "plan," "intend," "believe," "expect," "aim," "goal," "target," "objective," "likely" or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise. Factors that may cause Occidental’s results of operations and financial position to differ from expectations include the factors discussed in Item 1A, "Risk Factors" and elsewhere.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
General
Occidental’s results are sensitive to fluctuations in oil, NGLs and natural gas prices. Price changes at current global prices and levels of production affect Occidental’s pre-tax annual income by approximately $120 million for a $1 per barrel change in oil prices and $30 million for a $1 per barrel change in NGLs prices. If domestic natural gas prices varied by $0.50 per Mcf, it would have an estimated annual effect on Occidental's pre-tax income of approximately $45 million. These price-change sensitivities include the impact of PSC and similar contract volume changes on income. If production levels change in the future, the sensitivity of Occidental’s results to prices also will change. The marketing and trading results are sensitive to price changes of oil, natural gas and, to a lesser degree, other commodities. These sensitivities are additionally dependent on marketing and trading volumes and cannot be predicted reliably.
Occidental’s results are also sensitive to fluctuations in chemical prices. A variation in chlorine and caustic soda prices of $10 per ton would have a pre-tax annual effect on income of approximately $10 million and $30 million, respectively. A variation in PVC prices of $0.01 per lb. would have a pre-tax annual effect on income of approximately $25 million. Historically, over time, product price changes have tracked raw material and feedstock product price changes, somewhat mitigating the effect of price changes on margins. According to IHS Chemical, 2015 average contract prices were: chlorine—$265 per ton; caustic soda—$580 per ton; and PVC—$0.64 per lb.
Occidental uses derivative instruments, including a combination of short-term futures, forwards, options and swaps, to obtain the average prices for the relevant production month and to improve realized prices for oil and gas. Occidental only occasionally hedges its oil and gas production, and, when it does so, the volumes are usually insignificant.

Risk Management
Occidental conducts its risk management activities for marketing and trading activities under the controls and governance of its risk control policy. The controls under this policy are implemented and enforced by a risk management group which manages risk by providing an independent and separate evaluation and check. Members of the risk management group report to the Corporate Vice President and Treasurer. Controls for these activities include limits on value at risk, limits on credit, limits on total notional trade value, segregation of duties, delegation of authority, daily price verifications, daily reporting to senior management of positions together with various risk measures and a number of other policy and procedural controls. Additionally, these operations maintain highly liquid positions, as a result of which the market risk typically can be neutralized or mitigated on short notice.

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
The following table shows the fair value of Occidental's derivatives (excluding collateral), segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets/(liabilities) (in millions)	2016	2017 and 2018	2019 and 2020	2021 and thereafter	Total
Prices actively quoted	$13	$(1)	$—	$—	$12
Prices provided by other external sources	(51)	(120)	(101)	(44)	(316)
Total	$(38)	$(121)	$(101)	$(44)	$(304)
Note: Includes cash-flow hedges further discussed below.

Cash-Flow Hedges
Occidental’s marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities. At December 31, 2015, Occidental had approximately 13 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 14 billion cubic feet of stored natural gas. As of December 31, 2014, Occidental did not have any cash-flow hedges on stored volumes of natural gas.

Quantitative Information
Occidental uses value at risk to estimate the potential effects of changes in fair values of commodity-based and commodity contracts used in marketing and trading activities. This method determines the maximum potential negative short-term change in fair value with at least a 95 percent level of confidence. Additionally, Occidental uses trading limits, including, among others, limits on total notional trade value, and maintains liquid positions as a result of which market risk typically can be neutralized or mitigated on short notice. As a result of these controls, Occidental has determined that the market risk of the marketing and trading activities is not reasonably likely to have a material adverse effect on its operations.

Interest Rate Risk
General
Occidental's exposure to changes in interest rates is not expected to be material and relates to its variable-rate long-term debt obligations. As of December 31, 2015, variable-rate debt constituted approximately 1 percent of Occidental's total debt.

Tabular Presentation of Interest Rate Risk
The table below provides information about Occidental's debt obligations. Debt amounts represent principal payments by maturity date.

Year of Maturity (in millions of U.S. dollars)	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Grand Total (a)
2016	$1,450	$—	1,450
2017	1,250	—	1,250
2018	500	—	500
2019	116	—	116
2020	—	—	—
Thereafter	4,973	68	5,041
Total	$8,289	$68	$8,357
Weighted-average interest rate	3.33%	0.15%	3.30%
Fair Value	$8,357	$68	$8,425

(a)	Excludes unamortized debt discounts of $24 million.

Credit Risk
The majority of Occidental's counterparty credit risk is related to the physical delivery of energy commodities to its customers and their inability to meet their settlement commitments. Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by entering into master netting arrangements with counterparties and by requiring collateral, as appropriate. Occidental actively reviews the creditworthiness of its counterparties and monitors credit exposures against assigned credit limits by adjusting credit limits to reflect counterparty risk, if necessary.  Occidental also enters into future contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of December 31, 2015 and 2014.
As of December 31, 2015, the substantial majority of the credit exposures were with investment grade counterparties. Occidental believes its exposure to credit-related losses at December 31, 2015 was not material and losses associated with credit risk have been insignificant for all years presented.

Foreign Currency Risk
Occidental’s foreign operations have limited currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and limiting cash positions in foreign currencies to levels necessary for operating purposes. A vast majority of international oil sales are denominated in United States dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the United States dollar as the functional currency. As of December 31, 2015, the fair value of foreign currency derivatives used in the trading operations was immaterial. The effect of exchange rates on transactions in foreign currencies is included in periodic income.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Occidental Petroleum Corporation:
We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II - valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occidental Petroleum Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Occidental Petroleum Corporation:
We have audited Occidental Petroleum Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Occidental Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Occidental Petroleum Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 26, 2016

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries
(in millions)

Assets at December 31,	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$3,201	$3,789
Restricted cash	1,193	4,019
Trade receivables, net of reserves of $17 in 2015 and 2014	2,970	4,206
Inventories	986	1,052
Assets held for sale	141	—
Other current assets	911	807
Total current assets	9,402	13,873

INVESTMENTS
Investment in unconsolidated entities	1,267	1,171
Available for sale investment	167	394
Total investments	1,434	1,565

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	55,025	59,061
Chemical segment	6,717	6,574
Midstream and marketing	8,899	8,304
Corporate	417	576
	71,058	74,515
Accumulated depreciation, depletion and amortization	(39,419)	(34,785)
	31,639	39,730

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	962	1,091

TOTAL ASSETS	$43,437	$56,259

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries
(in millions, except share and per-share amounts)

Liabilities and Stockholders’ Equity at December 31,	2015	2014
CURRENT LIABILITIES
Current maturities of long-term debt	$1,450	$—
Accounts payable	3,069	5,229
Accrued liabilities	2,213	2,601
Domestic and foreign income taxes	—	414
Liabilities of assets held for sale	110	—
Total current liabilities	6,842	8,244

LONG-TERM DEBT, NET	6,883	6,838

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	1,323	3,015
Other	4,039	3,203
	5,362	6,218

STOCKHOLDERS' EQUITY
Common stock, $0.20 per share par value, authorized shares: 1.1 billion, issued shares: 2015 — 891,360,091 and 2014 — 890,557,537	178	178
Treasury stock: 2015 — 127,681,335 shares and 2014 — 119,951,199 shares	(9,121)	(8,528)
Additional paid-in capital	7,640	7,599
Retained earnings	25,960	36,067
Accumulated other comprehensive loss	(307)	(357)
Total stockholders' equity	24,350	34,959

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,437	$56,259

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	Occidental Petroleum Corporation and Subsidiaries
(in millions, except per-share amounts)

For the years ended December 31,	2015	2014	2013
REVENUES AND OTHER INCOME
Net sales	$12,480	$19,312	$20,170
Interest, dividends and other income	118	130	107
Gain on sale of equity investments and other assets	101	2,505	1,175
	12,699	21,947	21,452

COSTS AND OTHER DEDUCTIONS
Cost of sales (excludes depreciation, depletion, and amortization of $4,540 in 2015, $4,257 in 2014, and $4,197 in 2013)	5,804	6,803	6,497
Selling, general and administrative and other operating expenses	1,270	1,503	1,544
Depreciation, depletion and amortization	4,544	4,261	4,203
Asset impairments and related items	10,239	7,379	621
Taxes other than on income	343	550	564
Exploration expense	36	150	140
Interest and debt expense, net	147	77	132
	22,383	20,723	13,701
INCOME (LOSS) BEFORE INCOME TAXES AND OTHER ITEMS	(9,684)	1,224	7,751
(Provision for) benefit from domestic and foreign income taxes	1,330	(1,685)	(3,214)
Income from equity investments	208	331	395

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,146)	(130)	4,932
Income from discontinued operations	317	760	971

NET INCOME (LOSS)	$(7,829)	$630	$5,903
Less: Net income attributable to noncontrolling interest	—	(14)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(7,829)	$616	$5,903

BASIC EARNINGS (LOSS) PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$(10.64)	$(0.18)	$6.12
Discontinued operations, net	0.41	0.97	1.21
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(10.23)	$0.79	$7.33

DILUTED EARNINGS (LOSS) PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$(10.64)	$(0.18)	$6.12
Discontinued operations, net	0.41	0.97	1.20
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(10.23)	$0.79	$7.32
DIVIDENDS PER COMMON SHARE	$2.97	$2.88	$2.56
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries
(in millions)

For the years ended December 31,	2015	2014	2013
Net income (loss) attributable to common stock	$(7,829)	$616	$5,903
Other comprehensive income (loss) items:
Foreign currency translation (losses) gains	(2)	(2)	2
Realized foreign currency translation losses	—	—	28
Unrealized gains (losses) on derivatives (a)	3	(5)	(3)
Pension and postretirement gains (losses) (b)	48	(77)	176
Distribution of California Resources to shareholders (c)	—	22	—
Reclassification to income of realized losses (gains) on derivatives (d)	1	8	(4)
Other comprehensive income (loss), net of tax (e)	50	(54)	199
Comprehensive income (loss)	$(7,779)	$562	$6,102

(a)	Net of tax of $(2), $3 and $2 in 2015, 2014 and 2013, respectively. The 2015 amount includes a lower of cost or market inventory adjustment for hedged natural gas of $(2).

(b)	Net of tax of $(27), $44 and $(101) in 2015, 2014 and 2013, respectively. See Note 13, Retirement and Postretirement Benefit Plans, for additional information.

(c)	Net of tax of $(14) in 2014.

(d)	Net of tax of $(1), $(5) and $2 in 2015, 2014 and 2013, respectively.

(e)	There were no other comprehensive income (loss) items related to noncontrolling interests in 2015, 2014 and 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
(in millions)
	Equity Attributable to Common Stock
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest		Total Equity
Balance, December 31, 2012	$178	$(5,091)	$7,441	$37,990	$(502)	$32		$40,048
Net income	—	—	—	5,903	—	—		5,903
Other comprehensive income, net of tax	—	—	—	—	199	—		199
Dividends on common stock	—	—	—	(2,062)	—	—		(2,062)
Issuance of common stock and other, net	—	—	74	—	—	—		74
Noncontrolling interest distributions and other	—	—	—	—	—	214	(a)	214
Purchases of treasury stock	—	(1,004)	—	—	—	—		(1,004)
Balance, December 31, 2013	$178	$(6,095)	$7,515	$41,831	$(303)	$246		$43,372
Net income	—	—	—	616	—	—		616
Other comprehensive loss, net of tax	—	—	—	—	(76)	—		(76)
Dividends on common stock	—	—	—	(2,252)	—	—		(2,252)
Issuance of common stock and other, net	—	—	84	—	—	—		84
Distribution of California Resources stock to shareholders	—	—	—	(4,128)	22	—		(4,106)
Noncontrolling interest contributions	—	—	—	—	—	(246)	(a)	(246)
Purchases of treasury stock	—	(2,433)	—	—	—	—		(2,433)
Balance, December 31, 2014	$178	$(8,528)	$7,599	$36,067	$(357)	$—		$34,959
Net loss	—	—	—	(7,829)	—	—		(7,829)
Other comprehensive income, net of tax	—	—	—	—	50	—		50
Dividends on common stock	—	—	—	(2,278)	—	—		(2,278)
Issuance of common stock and other, net	—	—	41	—	—	—		41
Purchases of treasury stock	—	(593)	—	—	—	—		(593)
Balance, December 31, 2015	$178	$(9,121)	$7,640	$25,960	$(307)	$—		$24,350

(a)	Reflects contributions (disposition) from the noncontrolling interest in BridgeTex Pipeline which was sold in the fourth quarter 2014.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries
in millions

For the years ended December 31,	2015	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(7,829)	$630	$5,903
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(317)	(760)	(971)
Depreciation, depletion and amortization of assets	4,544	4,261	4,203
Deferred income tax provision (benefit)	(1,372)	(1,178)	914
Other noncash charges to income	159	101	261
Asset impairments and related items	9,684	7,379	621
Gain on sale of equity investments and other assets	(101)	(2,505)	(1,175)
Undistributed earnings from equity investments	6	38	(3)
Dry hole expenses	10	99	70
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,431	1,413	(747)
Decrease (increase) in inventories	(24)	(112)	79
Decrease in other current assets	33	89	58
(Decrease) increase in accounts payable and accrued liabilities	(1,989)	(530)	265
(Decrease) increase in current domestic and foreign income taxes	(331)	(54)	369
Other operating, net	(650)	—	382
Operating cash flow from continuing operations	3,254	8,871	10,229
Operating cash flow from discontinued operations, net of taxes	97	2,197	2,549
Net cash provided by operating activities	3,351	11,068	12,778

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(5,272)	(8,930)	(7,357)
Change in capital accrual	(592)	542	149
Payments for purchases of assets and businesses	(109)	(1,687)	(606)
Sales of equity investments and assets, net	819	4,177	1,619
Other, net	(269)	(346)	(122)
Investing cash flow from continuing operations	(5,423)	(6,244)	(6,317)
Investing cash flow from discontinued operations	—	(2,226)	(1,727)
Net cash used by investing activities	(5,423)	(8,470)	(8,044)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	2,826	(4,019)	—
Special cash distributions from California Resources	—	6,100	—
Proceeds from long-term debt	1,478	—	—
Payments of long-term debt	—	(107)	(690)
Proceeds from issuance of common stock	37	33	30
Purchases of treasury stock	(593)	(2,500)	(943)
Contributions from noncontrolling interest	—	375	214
Cash dividends paid	(2,264)	(2,210)	(1,553)
Other, net	—	2	9
Financing cash flow from continuing operations	1,484	(2,326)	(2,933)
Financing cash flow from discontinued operations	—	124	—
Net cash provided (used) by financing activities	1,484	(2,202)	(2,933)

Increase (decrease) in cash and cash equivalents	(588)	396	1,801
Cash and cash equivalents — beginning of year	3,789	3,393	1,592
Cash and cash equivalents — end of year	$3,201	$3,789	$3,393

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
In this report, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through various subsidiaries and affiliates. Occidental's principal businesses consist of three segments. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGLs) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

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
Certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2015 presentation.
As a result of the spin-off of California Resources Corporation (California Resources) the statements of income and cash flows related to California Resources have been treated as discontinued operations for the years ended December 31, 2014, and 2013. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014. See Note 17 Spin-off of California Resources for additional information.

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
The accompanying consolidated financial statements include assets of approximately $9.8 billion as of December 31, 2015, and net sales of approximately $4.9 billion for the year ended December 31, 2015, relating to Occidental’s operations in countries outside North America. Occidental operates some of its oil and gas business in countries that have experienced political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions, all of which increase Occidental's risk of loss, delayed or restricted production or may result in other adverse consequences. Occidental attempts to conduct its affairs so as to mitigate its exposure to such risks and would seek compensation in the event of nationalization.
Because Occidental’s major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental’s results of operations.
Also, see "Property, Plant and Equipment" below.

CASH EQUIVALENTS
Cash equivalents are short-term, highly liquid investments that are readily convertible to cash. Cash equivalents were approximately $2.9 billion and $3.4 billion at December 31, 2015 and 2014, respectively.

RESTRICTED CASH
Restricted cash is the result of the separation of California Resources. As of December 31, 2015 and 2014, there was $1.2 billion and $4.0 billion of cash restricted, respectively, for the payment of dividends, payment of debt or share repurchases. Restricted cash must be used within 18 months of the date of distribution. Subsequent to December 31, 2015, Occidental utilized the remaining restricted cash balance to retire debt and pay dividends.

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

The following table summarizes the activity of capitalized exploratory well costs for continuing operations for the years ended December 31:

in millions	2015	2014	2013
Balance — Beginning of Year	$141	$140	$124
Additions to capitalized exploratory well costs pending the determination of proved reserves	82	462	337
Reclassifications to property, plant and equipment based on the determination of proved reserves	(78)	(423)	(271)
Spin-off of California Resources	—	(17)	—
Capitalized exploratory well costs charged to expense	(75)	(21)	(50)
Balance — End of Year	$70	$141	$140

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
Occidental performs impairment tests with respect to its proved properties whenever events or circumstances indicate that the carrying value of property may not be recoverable. If there is an indication the carrying amount of the asset may not be recovered due to declines in current and forward prices, significant changes in reserve estimates, changes in management's plans, or other significant events, management will evaluate the property for impairment. Under the successful efforts method, if the sum of the undiscounted cash flows is less than the carrying value of the proved property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period. Individual proved properties are grouped for impairment purposes at the lowest level for which there are identifiable cash flows, which is generally on a field by field basis. The fair value of impaired assets is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with those used by market participants. The impairment test incorporates a number of assumptions involving expectations of future cash flows which can change significantly over time. These assumptions include estimates of future product prices, contractual prices, estimates of risk-adjusted oil and gas reserves and estimates of future operating and development costs. See Note 15 and below for further discussion of asset impairments.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. Net capitalized costs attributable to unproved properties were $0.3 billion and $2.0 billion at December 31, 2015 and 2014, respectively. The unproved amounts are not subject to DD&A until they are classified as proved properties. Capitalized costs attributable to the properties become subject to DD&A when proved reserves are assigned to the property. If the exploration efforts are unsuccessful, or management decides not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions or other factors, the capitalized costs of the related properties would be expensed. The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results.

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

IMPAIRMENTS AND RELATED ITEMS
In 2015, Occidental recorded impairment and related charges on oil and gas assets due to the decline in oil and gas prices, the decision to sell or exit non-core assets and changes in development plans for its non-producing assets. In November 2015, Occidental sold its Williston Basin assets in North Dakota and in December 2015, Occidental entered into an agreement to sell its Piceance Basin operations in Colorado. In Iraq, Occidental has issued a notice of withdrawal and is working to reassign its interest in the Zubair Field in accordance with the contract terms. In Yemen, Occidental’s non-operated interest in Block 10 East Shabwa Field expired in December 2015, and in February 2016, Occidental sold its interests in Block S-1, An Nagyah Field. In addition, Occidental has been reducing its activity and exposure in Bahrain and Libya. Occidental has suspended exploration activities due to civil unrest in Libya, and production disruptions continued throughout 2015 due to oil field and export terminal strikes and closures.
The midstream and marketing segment recorded an impairment charge for the Century gas processing plant as a result of SandRidge's inability to provide volumes to the plant and meet its contractual obligations to deliver CO2.
In 2014, Occidental recorded impairment and related charges mainly for Williston, Bahrain, the Joslyn oil sands project and other non-core domestic gas properties due to declining prices and changes in development plans.
Impairment and related charges in 2013 were mostly related to the impairment of nonproducing domestic oil and gas acreage.

For the years ended December 31, (in millions)	2015		2014	2013
OIL AND GAS
United States
Impairments and related charges of exiting operations	$1,862	(a)	$3,253	$485
Impairments related to decline in commodity prices and changes in future development plans	1,428		1,381	122
Rig termination charges	192		—	—
Other asset impairment related charges	204		119	—

Latin America
Impairments related to decline in commodity prices	559		57	—

Middle East and North Africa
Impairments of exiting operations	1,658		918	—
Impairments related to decline in commodity prices	2,833		91	—

CHEMICAL
Impairments of assets	121		149	—

MIDSTREAM AND MARKETING
Century gas processing plant	814		—	—
Other asset impairment related charges	216		40	14

CORPORATE
Other-than-temporary impairment of investment in California Resources	227		553	—
Joslyn impairment	—		805	—
Severance, spin-off and other	125		13	—

	$10,239		$7,379	$621

(a)	A portion of the 2015 charges are reported in the Midstream and Marketing segment.

It is reasonably possible that prolonged low or further declines in commodity prices, reduced capital spending in response to lower prices or increases in operating costs could result in other additional impairments.

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

➢
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

ACCRUED LIABILITIES—CURRENT
Accrued liabilities include accrued payroll, commissions and related expenses of $188 million and $361 million at December 31, 2015 and 2014, respectively.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Occidental records environmental reserves and related charges and expenses for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews reserves and adjusts them as new information becomes available. Occidental records environmental reserves on a discounted basis when it deems the aggregate amount and timing of cash payments to be reliably determinable at the time the reserves are established. The reserve methodology with respect to discounting for a specific site is not modified once it is established. The amount of discounted environmental reserves is insignificant. Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable. Occidental had accruals to income for highly probable reimbursements or recoveries of $13 million in 2015 and no accruals in 2014 and 2013.
Many factors could affect Occidental's future remediation costs and result in adjustments to its environmental reserves and range of reasonably possible additional losses. The most significant are: (1) cost estimates for remedial activities may be inaccurate; (2) the length of time, type or amount of remediation necessary to achieve the remedial objective may change due to factors such as site conditions, the ability to identify and control contaminant sources or the discovery of additional contamination; (3) a regulatory agency may ultimately reject or modify Occidental’s proposed remedial plan; (4) improved or alternative remediation technologies may change remediation costs; (5) laws and regulations may change remediation requirements or affect cost sharing or allocation of liability; and (6) changes in allocation or cost-sharing arrangements may occur.

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
The following table summarizes the activity of the asset retirement obligation, of which $1 billion is included in deferred credits and other liabilities - other, with the remaining current portion in accrued liabilities at both December 31, 2015 and 2014.

For the years ended December 31, (in millions)	2015	2014
Beginning balance	$1,091	$1,332
Liabilities incurred – capitalized to PP&E	46	57
Liabilities settled and paid	(35)	(78)
Accretion expense	54	69
Acquisitions, dispositions and other – changes in PP&E	(209)	(11)
Spin-off of California Resources	—	(399)
Revisions to estimated cash flows – changes in PP&E	177	121
Ending balance	$1,124	$1,091

DERIVATIVE INSTRUMENTS
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash-flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged. Realized gains or losses from cash-flow hedges, and any ineffective portion, are recorded as a component of net sales in the consolidated statements of operations. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses from derivative instruments are reported net in the consolidated statements of operations. There were no fair value hedges as of and during the years ended December 31, 2015, 2014 and 2013.
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

SUPPLEMENTAL CASH FLOW INFORMATION
Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $1.0 billion, $2.9 billion and $1.8 billion during the years ended December 31, 2015, 2014 and 2013, respectively. Occidental also paid production, property and other taxes of approximately $445 million, $610 million and $606 million during the years ended December 31, 2015, 2014 and 2013, respectively, substantially all of which was in the United States. Interest paid totaled approximately $246 million, $219 million and $238 million, net of capitalized interest of $138 million, $180 million and $137 million, for the years 2015, 2014 and 2013, respectively.

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

SUBSEQUENT EVENT
In January 2016, Occidental completed the sale of its Occidental Tower building in Dallas, Texas for net proceeds of approximately $85 million. The building was classified as held for sale as of December 31, 2015.

2015
In January 2016, Occidental reached an understanding on the terms of payment for the approximate $1.0 billion payable to Occidental by the Republic of Ecuador under a November 2015 International Center for the Settlement of Investment Disputes arbitration award. This award relates to Ecuador's 2006 expropriation of Occidental's Participation Contract for Block 15. As of December 31, 2015, Occidental recorded a pre-tax gain of $322 million. As of February 26, 2016, Occidental has received approximately $322 million in proceeds. The result of this settlement with Ecuador has been presented as discontinued operations.
In December 2015, Occidental entered a sales agreement to sell its Piceance Basin operations in Colorado for approximately $155 million. The transaction is expected to be completed in March 2016. As a result of exiting the Piceance Basin operations Occidental recorded certain contractual liabilities which are included in deferred credits and other liabilities - other on the consolidated balance sheet. The assets and liabilities related to these operations are presented as held for sale at December 31, 2015 and primarily include property, plant and equipment and current accrued liabilities and asset retirement obligations.
In November 2015, Occidental sold its Williston Basin assets in North Dakota for approximately $590 million.
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
On November 30, 2014, Occidental's California oil and gas operations and related assets was spun-off through the pro rata distribution of 81.3 percent of the outstanding shares of common stock of California Resources, creating an independent, publicly traded company. See Note 17 Spin-off of California Resources Corporation.
In November 2014, Occidental entered into an agreement with Plains All American Pipeline, L.P., Plains GP Holdings, L.P. (Plains Pipeline), and Magellan Midstream Partners, L.P. (Magellan) to sell its interest in the BridgeTex Pipeline Company, LLC (BridgeTex), which owns the BridgeTex Pipeline. The sale of Occidental's interest in BridgeTex included two transactions: Plains Pipeline purchased Occidental's interest in BridgeTex for $1.075 billion, and Magellan acquired Occidental's interest in the southern leg of the BridgeTex Pipeline for $75 million. Occidental recognized a pre-tax gain of $633 million.
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
In October 2013, Occidental sold a portion of its equity interest in Plains Pipeline for approximately $1.4 billion, resulting in a pre-tax gain of approximately $1.0 billion. In addition, Occidental and Mexichem, S.A.B. de C.V. (Mexichem) formed Ingleside Ethylene, LLC (Ingleside) to build and operate an ethane steam cracking unit capable of producing 1.2 billion pounds of ethylene per year (Cracker), which is expected to begin operating in 2017. With the ethylene produced from the Cracker, Occidental will produce vinyl chloride monomer (VCM), of which Mexichem has contracted to purchase a substantial majority. Through December 31, 2015, Occidental had invested approximately $530 million in Ingleside for its portion of construction costs.
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

RECENTLY ADOPTED ACCOUNTING AND DISCLOSURE CHANGES

In January 2016, the Financial Accounting Standards Board (FASB) issued rules modifying certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The rules require equity investments, except for those accounted for as equity method or those that lead to consolidation of the investee, to be measured at fair value and any change to fair value be recognized through net income. If the equity investments do not have a readily determinable fair value, the entity can elect to measure at cost minus impairment plus or minus any changes in observable price for similar investments of the same issuer. In addition, the rules simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to measure impairment. If the assessment indicates impairment exist, the entity is required to measure the investment at fair value. The rules become effective for interim and annual periods beginning after December 15, 2017. The rules are not expected to have a significant impact on Occidental’s financial statements upon adoption.
In November 2015, the FASB issued rules modifying how entities present deferred income tax liabilities. Under current GAAP, an entity is required to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. In order to simplify presentation, the new rules require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The rules become effective for interim and annual periods beginning after December 15, 2016 and may be adopted earlier on a voluntary basis. Occidental adopted these rules prospectively as of December 31, 2015.
In September 2015, the FASB issued rules removing the obligation for a business acquirer to retrospectively recognize adjustments to provisional amounts that were identified during the measurement period of a business combination. Under the new rules, the acquirer is required to record in the same period's financial statements the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The rules become effective for interim and annual periods beginning after December 15, 2015. The rules do not have a material impact on Occidental's financial statements upon adoption but will require assessment on an ongoing basis.
In August 2015, the FASB issued rules to defer the effective date of the new revenue recognition standard, previously issued in May 2014, to interim and annual periods beginning after December 15, 2017. Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods and services. The new rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Occidental is currently evaluating the impact of these rules on its financial statements.
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
In February 2015, the FASB issued rules modifying how an entity should evaluate certain legal entities for consolidation. The modifications change how limited partnerships and similar legal entities are evaluated, eliminate the presumption that a general partner should consolidate limited partnerships, change the consolidation analysis for reporting entities that are involved with variable interest entities, and change the scope exception for certain legal entities, among other things. The rules become effective for interim and annual periods beginning after December 15, 2015. The rules do not have a material impact on Occidental's financial statements upon adoption but will require assessment on an ongoing basis.

In January 2015, the FASB issued rules which eliminate from GAAP the concept of extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The rules do not have an impact on Occidental’s financial statements upon adoption.
In June 2014, the FASB issued rules affecting entities that grant their employees share-based payment awards in which the terms of the awards provide that a performance target can be achieved after the requisite service period. The new rules require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Entities may apply the update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. These rules are effective for annual periods beginning on or after December 15, 2015. The rules do not have a material impact on Occidental's financial statements upon adoption but will require assessment on an ongoing basis.

NOTE 4	INVENTORIES

Net carrying values of inventories valued under the LIFO method were approximately $189 million and $199 million at December 31, 2015 and 2014, respectively. Inventories consisted of the following:

Balance at December 31, (in millions)	2015	2014
Raw materials	$73	$71
Materials and supplies	568	585
Finished goods	395	485
	1,036	1,141
Revaluation to LIFO	(50)	(89)
Total	$986	$1,052

NOTE 5	LONG-TERM DEBT

Long-term debt consisted of the following:

Balance at December 31, (in millions)	2015	2014
2.50% senior notes due 2016	$700	$700
4.125% senior notes due 2016	750	750
1.75% senior notes due 2017	1,250	1,250
1.50% senior notes due 2018	500	500
9.25% senior debentures due 2019	116	116
4.10% senior notes due 2021	1,249	1,249
3.125% senior notes due 2022	813	813
2.70% senior notes due 2023	1,191	1,191
8.75% medium-term notes due 2023	22	22
3.50% senior notes due 2025	750	—
7.2% senior debentures due 2028	82	82
8.45% senior debentures due 2029	116	116
4.625% senior notes due 2045	750	—
Variable rate bonds due 2030 (0.15% and 0.04% as of December 31, 2015 and 2014, respectively )	68	68
	8,357	6,857
Less:
Unamortized discount, net	(24)	(19)
Current maturities	(1,450)	—
Total	$6,883	$6,838

Current maturities of long-term debt are the result of Occidental's 4.125-percent and 2.5-percent Senior Notes due in 2016. In February 2016, Occidental used cash on hand to retire $700 million of these current maturities.
Occidental has a bank credit facility (Credit Facility) with a $2.0 billion commitment expiring in 2019. No amounts have been drawn under this Credit Facility. Up to $1.0 billion of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings. Additionally, Occidental paid average annual facility fees of 0.08 percent in 2015 on the total commitment amounts of the Credit Facility.
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
As of December 31, 2015, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.
In June 2015, Occidental issued $1.5 billion of debt that was comprised of $750 million of 3.50-percent senior unsecured notes due 2025 and $750 million of 4.625-percent senior unsecured notes due 2045. Occidental received net proceeds of approximately $1.48 billion. Interest on the notes is payable semi-annually in arrears in June and December of each year for both series of notes.
In 2014, Occidental repurchased approximately $107 million of various senior notes due in 2022 and later.
In December 2013, all $600 million of the outstanding 1.45-percent senior notes due 2013 matured. In addition, Occidental repurchased approximately $90 million of various senior notes due in 2021 and later.
Occidental has provided guarantees on Dolphin Energy's debt, which are limited to certain political and other events. At December 31, 2015 and 2014, Occidental’s total guarantees were not material and a substantial majority of the amounts consisted of limited recourse guarantees on approximately $318 million and $336 million, respectively, of Dolphin’s debt. The fair value of the guarantees was immaterial.
At December 31, 2015, principal payments on long-term debt aggregated approximately $8.4 billion, of which $1.5 billion is due in 2016, $1.3 billion is due in 2017, $0.5 billion is due in 2018, $0.1 billion is due in 2019, zero is due in 2020 and $5 billion is due in 2021 and thereafter.
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments' maturities. The estimated fair values of Occidental’s debt at December 31, 2015 and 2014, substantially all of which were classified as Level 1, were approximately $8.4 billion and $7.0 billion, respectively, compared to carrying values of approximately $8.3 billion and $6.9 billion, respectively. Occidental's exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not material. As of December 31, 2015 and 2014, variable-rate debt constituted approximately one percent of Occidental's total debt.

NOTE 6	LEASE COMMITMENTS

Operating lease agreements include leases for transportation equipment, power plants, machinery, terminals, storage facilities, land and office space. Occidental’s operating lease agreements frequently include renewal or purchase options and require the Company to pay for utilities, taxes, insurance and maintenance expenses. At December 31, 2015, future net minimum lease payments for noncancelable operating leases (excluding oil and gas and other mineral leases, utilities, taxes, insurance and maintenance expense) were the following:

(in millions)	Amount
2016	$179
2017	148
2018	169
2018	90
2020	81
Thereafter	508
Total minimum lease payments	$1,175

Rental expense for operating leases was $197 million in 2015, $155 million in 2014 and $196 million in 2013.

NOTE 7	DERIVATIVES

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

Cash-Flow Hedges
Occidental’s marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes through March 2017. As of December 31, 2015, Occidental had approximately 13 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecasted sales, to be settled by physical delivery, of approximately 14 billion cubic feet of stored natural gas. As of December 31, 2014, Occidental did not have any cash-flow hedges.
The following table presents the after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI), for derivative instruments classified as cash-flow hedges for the years ended December 31, 2015 and 2014:

	After-tax
As of December 31, (in millions)	2015	2014
Unrealized gains (losses) recognized in AOCI	$5	$(5)
Losses reclassified to income	$—	$8

The amount of the ineffective portion of cash-flow hedges was immaterial for the years ended December 31, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments
The following table summarizes Occidental's net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of December 31, 2015 and 2014:

	Net Outstanding Position Long / (Short)
Commodity	2015	2014
Oil (million barrels)	83	(9)
Natural gas (billion cubic feet)	(58)	(32)
CO2 (billion cubic feet)	603	621

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These excluded contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.
Occidental fulfills its short positions through its own production or by third-party purchase contracts. Subsequent to December 31, 2015, Occidental entered into purchase contracts for a substantial portion of the outstanding positions at year-end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.
Approximately $213 million net loss and $71 million net loss from derivatives not designated as hedging instruments were recognized in net sales for the years ended December 31, 2015 and 2014, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of December 31, 2015 and 2014:

(in millions)
December 31, 2015	Asset Derivatives Balance Sheet Location	Fair Value	Liability Derivatives Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$9	Accrued liabilities	$1
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		$9		$1
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	$626	Accrued liabilities	$672
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	275
		635		947
Total gross fair value		644		948
Less: counterparty netting and cash collateral (b) (d)		(535)		(525)
Total net fair value of derivatives		$109		$423

(in millions)
December 31, 2014	Asset Derivatives Balance Sheet Location	Fair Value	Liability Derivatives Balance Sheet Location	Fair Value
Cash-flow hedges (a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$—
	Long-term receivables and other assets, net	—	Deferred credits and other liabilities	—
		$—		$—
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	$828	Accrued liabilities	$886
	Long-term receivables and other assets, net	11	Deferred credits and other liabilities	110
		839		996
Total gross fair value		839		996
Less: counterparty netting and cash collateral (c) (d)		(742)		(756)
Total net fair value of derivatives		$97		$240

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of December 31, 2015, collateral received of $14 million has been netted against derivative assets and collateral paid of $4 million has been netted against derivative liabilities.

(c)	As of December 31, 2014, collateral received of zero has been netted against derivative assets and collateral paid of $8 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $3 million and $44 million as of December 31, 2015 and 2014, respectively, deposited by Occidental, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated balance sheets.

See Note 15 for fair value measurement disclosures on derivatives.

Credit Risk
The majority of Occidental's counterparty credit risk is related to the physical delivery of energy commodities to its customers and their inability to meet their settlement commitments. Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by entering into master netting arrangements with counterparties and by requiring collateral, as appropriate. Occidental actively reviews the creditworthiness of its counterparties and monitors credit exposures against assigned credit limits by adjusting credit limits to reflect counterparty risk, if necessary. Occidental also enters into future contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of December 31, 2015 and 2014.

Foreign Currency Risk
Occidental’s foreign operations have limited currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and limiting cash positions in foreign currencies to levels necessary for operating purposes.  A vast majority of international oil sales are denominated in United States dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the United States dollar as the functional currency. As of December 31, 2015, the fair value of foreign currency derivatives used in the trading operations was immaterial. The effect of exchange rates on transactions in foreign currencies is included in periodic income.

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
As of December 31, 2015, Occidental participated in or monitored remedial activities or proceedings at 149 sites. The following table presents Occidental’s environmental remediation reserves as of December 31, 2015, 2014 and 2013, the current portion of which is included in accrued liabilities ($70 million in 2015, $79 million in 2014, and $78 million in 2013) and the remainder in deferred credits and other liabilities — other ($316 million in 2015, $255 million in 2014, and $252 million in 2013). The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA NPL sites and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

($ amounts in millions)	2015		2014		2013
	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance
NPL sites	34	$27	30	$23	31	$25
Third-party sites	66	128	67	101	74	83
Occidental-operated sites	18	107	17	107	20	118
Closed or non-operated Occidental sites	31	124	31	103	32	104
Total	149	$386	145	$334	157	$330

As of December 31, 2015, Occidental’s environmental reserves exceeded $10 million each at 13 of the 149 sites described above, and 101 of the sites had reserves from $0 to $1 million each.
As of December 31, 2015, two sites — a landfill in western New York owned by Occidental and a remediation site in Texas — accounted for 62 percent of its reserves associated with NPL sites. In connection with the 1986 acquisition of Diamond Shamrock Chemicals Company (DSCC) stock, Maxus Energy Corporation has retained the liability and is indemnifying Occidental for 14 of the remaining NPL sites.
As of December 31, 2015, Maxus has also retained the liability and is indemnifying Occidental for 8 of the 66 third-party sites. Three of the remaining 58 third-party sites — a former copper mining and smelting operation in Tennessee, an active plant outside of the United States and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for 50 percent of Occidental’s reserves associated with these sites.
Four sites — chemical plants in Kansas, Louisiana, Texas and New York — accounted for 59 percent of the reserves associated with the Occidental-operated sites.

Five other sites — a landfill in western New York, former chemical plants in Tennessee, Delaware and Washington and a closed coal mine in Pennsylvania — accounted for 70 percent of the reserves associated with closed or non-operated Occidental sites.
Environmental reserves vary over time depending on factors such as acquisitions or dispositions, identification of additional sites and remedy selection and implementation. The following table presents environmental reserve activity for the past three years:

(in millions)	2015	2014	2013
Balance — Beginning of Year	$334	$330	$344
Remediation expenses and interest accretion	117	79	60
Spin-off of California Resources	—	(7)	—
Payments	(65)	(68)	(74)
Balance — End of Year	$386	$334	$330

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

ENVIRONMENTAL COSTS
Occidental’s environmental costs, some of which include estimates, are presented below for each segment for each of the years ended December 31:

(in millions)	2015	2014	2013
Operating Expenses
Oil and Gas	$93	$103	$100
Chemical	74	80	75
Midstream and Marketing	13	11	13
	$180	$194	$188
Capital Expenditures
Oil and Gas	$122	$143	$67
Chemical	41	35	14
Midstream and Marketing	4	11	5
	$167	$189	$86
Remediation Expenses
Corporate	$117	$79	$60

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

In December 2014, a New Jersey state court approved Occidental’s settlement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of DSCC. During 2015, pursuant to the settlement agreement (State Settlement) Occidental paid the State $190 million. Under certain circumstances, Occidental agreed to perform or fund future work on behalf of the State along a portion of the Passaic River. When Occidental acquired the stock of DSCC in 1986, Maxus Energy Corporation, a subsidiary of YPF S.A. (Maxus), retained liability for the Lister Avenue Plant, which is part of the Diamond Alkali Superfund Site, as well as other sites. Maxus is also obligated to indemnify Occidental for the State Settlement. Occidental is pursuing Maxus to recover the settlement costs. The State Settlement does not cover any potential Occidental share of costs associated with the EPA’s proposed clean-up plan of the Passaic River, announced in April 2014. Maxus is also responsible for federal clean-up or other costs associated with the Lister Avenue Plant and the Diamond Alkali Superfund Site.
Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of December 31, 2015 and 2014 were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.
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
OPC, its subsidiaries, or both, have entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. At December 31, 2015, total purchase obligations were $9.9 billion, which included approximately $1.9 billion, $1.4 billion, $1.0 billion, $0.8 billion and $0.6 billion that will be paid in 2016, 2017, 2018, 2019 and 2020, respectively. Included in the purchase obligations are commitments for major fixed and determinable capital expenditures during 2016 and thereafter, which were approximately $0.8 billion.
OPC, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2015, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10	DOMESTIC AND FOREIGN INCOME TAXES

The domestic and foreign components of income from continuing operations before domestic and foreign income taxes were as follows:

For the years ended December 31, (in millions)	Domestic	Foreign	Total
2015	$(5,810)	$(3,666)	$(9,476)
2014	$(732)	$2,273	$1,541
2013	$3,399	$4,747	$8,146

The provisions (credits) for domestic and foreign income taxes on continuing operations consisted of the following:

For the years ended December 31, (in millions)	United States Federal	State and Local	Foreign	Total
2015
Current	$(810)	$(31)	$883	$42
Deferred	(1,146)	(83)	(143)	(1,372)
	$(1,956)	$(114)	$740	$(1,330)
2014
Current	$870	$81	$1,912	$2,863
Deferred	(1,037)	(71)	(70)	(1,178)
	$(167)	$10	$1,842	$1,685
2013
Current	$113	$17	$2,170	$2,300
Deferred	883	48	(17)	914
	$996	$65	$2,153	$3,214
The following reconciliation of the United States federal statutory income tax rate to Occidental’s worldwide effective tax rate on income from continuing operations is stated as a percentage of pre-tax income:

For the years ended December 31,	2015	2014	2013
United States federal statutory tax rate	35%	35%	35%
Other than temporary loss on available for sale investment in California Resources stock	(1)	12	—
Operations outside the United States	(21)	65	5
State income taxes, net of federal benefit	1	1	1
Other	—	(4)	(1)
Worldwide effective tax rate	14%	109%	40%

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2015 and 2014 were as follows:

	2015		2014
Tax effects of temporary differences (in millions)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, plant and equipment differences	$—	$3,232	$—	$4,081
Equity investments, partnerships and foreign subsidiaries	—	12	—	—
Environmental reserves	136	—	123	—
Postretirement benefit accruals	346	—	379	—
Deferred compensation and benefits	179	—	208	—
Asset retirement obligations	372	—	307	—
Foreign tax credit carryforwards	2,034	—	1,765	—
Federal benefit of state income taxes	11	—	85	—
All other	677	—	274	221
Subtotal	3,755	3,244	3,141	4,302
Valuation allowance	(1,834)	—	(1,744)	—
Total deferred taxes	$1,921	$3,244	$1,397	$4,302

The current portion of total deferred tax assets was $110 million as of December 31, 2014 which was reported in other current assets. Total deferred tax assets were $1.9 billion and $1.4 billion as of December 31, 2015 and 2014, respectively, the noncurrent portion of which is netted against deferred tax liabilities. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The reduction in net deferred tax liabilities from 2014 to 2015 was primarily due to asset impairments.
Occidental had, as of December 31, 2015, foreign tax credit carryforward of $2.0 billion, which expire in varying amounts through 2025, and various state operating loss carryforwards, which have varying carryforward periods through 2025. Occidental's valuation allowance provides for substantially all of the foreign tax credit and state operating loss carryforwards.

A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries aggregating approximately $9.9 billion, net of foreign taxes, at December 31, 2015, as it is Occidental’s intention, generally, to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $115 million would be required, assuming utilization of available foreign tax credits.
Discontinued operations include income tax charges of $1 million, $454 million, and $550 million in 2015, 2014, and 2013 respectively.
Additional paid-in capital was credited zero in 2015, $4 million in 2014 and $6 million in 2013 for an excess tax benefit from the exercise of certain stock-based compensation awards.
As of December 31, 2015, Occidental had liabilities for unrecognized tax benefits of approximately $22 million included in deferred credits and other liabilities – other, all of which, if subsequently recognized, would favorably affect Occidental’s effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the years ended December 31, (in millions)	2015	2014
Balance at January 1,	$61	$61
Reductions based on tax positions related to prior years and settlements	(39)	—
Balance at December 31,	$22	$61

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
Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income taxes and these amounts were not material for the years ended December 31, 2015, 2014 and 2013.

NOTE 11	STOCKHOLDERS' EQUITY

The following is a summary of common stock issuances:

Shares in thousands	Common Stock
Balance, December 31, 2012	888,801
Issued	826
Options exercised and other, net	292
Balance, December 31, 2013	889,919
Issued	584
Options exercised and other, net	55
Balance, December 31, 2014	890,558
Issued	782
Options exercised and other, net	20
Balance, December 31, 2015	891,360

TREASURY STOCK
On October 2, 2014, Occidental increased the total number of shares authorized for its share repurchase program by 60 million shares to 185 million shares total; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time. In 2015 and 2014, respectively, Occidental purchased 7.4 million and 25.8 million shares under the program at an average cost of $76.99 and $93.40 per share, respectively. Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan during each year. As of December 31, 2015, 2014 and 2013, treasury stock shares numbered 127.7 million, 120.0 million and 93.9 million, respectively.

NONREDEEMABLE PREFERRED STOCK
Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. At December 31, 2015, 2014 and 2013, Occidental had no outstanding shares of preferred stock.

EARNINGS PER SHARE
The following table presents the calculation of basic and diluted EPS for the years ended December 31:

(in millions, except per-share amounts)	2015	2014	2013

Income (loss) from continuing operations	$(8,146)	$(130)	$4,932
Less: Income from continuing operations attributable to noncontrolling interest	—	(14)	—
Income (loss) from contributing operations attributable to common stock	(8,146)	(144)	4,932
Income from discontinued operations	317	760	971
Net income (loss)	(7,829)	616	5,903
Less: Net income allocated to participating securities	—	—	(13)
Net income (loss), net of participating securities	$(7,829)	$616	$5,890
Weighted average number of basic shares	765.6	781.1	804.1
Basic earnings (loss) per common share	$(10.23)	$0.79	$7.33

Net income (loss), net of participating securities	$(7,829)	$616	$5,890
Weighted average number of basic shares	765.6	781.1	804.1
Dilutive securities	—	—	0.5
Total diluted weighted average common shares	765.6	781.1	804.6
Diluted earnings (loss) per common share	$(10.23)	$0.79	$7.32

ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisted of the following after-tax amounts:

Balance at December 31, (in millions)	2015	2014
Foreign currency translation adjustments	$(9)	$(7)
Unrealized losses on derivatives	(7)	(11)
Pension and post-retirement adjustments (a)	(291)	(339)
Total	$(307)	$(357)

(a)	See Note 13 for further information.

NOTE 12	STOCK-BASED INCENTIVE PLANS

Occidental has established several plans that allow it to issue stock-based awards including in the form of RSUs, stock options (Options), stock appreciation rights (SARs), ROCEI/ROAI and TSRIs. An aggregate of 35 million shares of Occidental common stock were authorized for issuance and approximately 1.7 million shares had been allocated to employee awards through December 31, 2015. In accordance with the terms of the shareholder approved 2015 Long-Term Incentive Plan (LTIP), awards issued under the superseded 2005 LTIP and subsequently forfeited after adoption of the 2015 LTIP increase the shares available for issuance under the 2015 LTIP. As of December 31, 2015, approximately 33 million shares were available for grants of future awards. The plan requires each share covered by an award (other than Options and SARs) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than 33 million depending on the type of award granted. Additionally, under the plan, the shares available for future awards may increase, depending on the award type, by the number of shares currently unvested or forfeitable, or three times that number as applicable, that (i) fail to vest, (ii) are forfeited or canceled, or (iii) correspond to the portion of any stock-based awards settled in cash, including awards that were issued under a previous plan that remain outstanding.
During 2015, non-employee directors were granted awards for 28,554 shares of common stock. Compensation expense for these awards was measured using the closing quoted market price of Occidental's common stock on the grant date and was fully recognized at that time.

The following table summarizes total share-based compensation expense recognized in income related to continuing and discontinued operations and the associated tax benefit for the years ended December 31:

For the years ended December 31, (in millions)	2015	2014	2013
Compensation expense	$49	$129	$152
Income tax benefit recognized in the income statement	17	46	55
Intrinsic value of options and stock-settled SARs exercised	—	5	24
Cash paid (a)	41	95	96
Fair value of RSUs and TSRIs vested during the year (b)	42	56	83

(a)	Includes cash paid under the cash-settled portion of the SARs, RSUs and TSRIs.

(b)	As measured on the vesting date for the stock-settled portion of the RSUs and TSRIs.

As of December 31, 2015, unrecognized compensation expense for all unvested stock-based incentive awards was $142 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.

RSUs
Certain employees are awarded the right to receive RSUs, some of which have performance criteria based on net income or earnings per share, and are in the form of, or equivalent in value to, actual shares of Occidental common stock. Depending on their terms, RSUs are settled in cash or stock at the time of vesting. These awards vest from one to four years following the grant date, however, certain of the RSUs are forfeitable if performance objectives are not satisfied by the seventh anniversary of the grant date. For certain RSUs, dividend equivalents are paid during the vesting period. For those awards that cliff vest between one to three years, dividend equivalents are accumulated during the vesting or performance period, as appropriate, and are paid upon certification of the award.
The weighted-average, grant-date fair values of cash-settled RSUs granted in 2015, 2014 and 2013 were $72.64, $100.95, and $89.70 per share, respectively. The weighted-average, grant-date fair values of the stock-settled RSUs granted in 2015, 2014, and 2013 were $72.54, $101.77, and $90.35, respectively.
A summary of changes in Occidental’s unvested cash- and stock-settled RSUs during the year ended December 31, 2015 is presented below:

	Cash-Settled		Stock-Settled
	RSUs (000's)	Weighted-Average Grant-Date Fair Value	RSUs (000's)	Weighted-Average Grant-Date Fair Value
Unvested at January 1	1,117	$89.42	1,425	$88.98
Granted	678	72.64	885	72.54
Vested	(540)	87.06	(388)	87.99
Forfeitures	(125)	84.17	(164)	86.11
Unvested at December 31	1,130	81.06	1,758	81.19

TSRIs
Certain executives are awarded TSRIs that vest at the end of a three-year period following the grant date. Payout is based upon Occidental's total shareholder return performance relative to its peers and the S&P 500. TSRIs granted in 2015 have payouts that range from 0 to 200 percent of the target award. TSRIs granted in July 2014 and 2013 have payouts that range from 0 to 150 percent of the target award; all outstanding TSRIs settle fully in stock once certified. Dividend equivalents for TSRIs are accumulated and paid upon certification of the award.
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

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of TSRIs were as follows:

	TSRIs
Year Granted	2015	2014	2013
Assumptions used:
Risk-free interest rate	0.9%	1.0%	0.6%
Dividend yield	4.1%	2.8%	2.8%
Volatility factor	37%	27%	30%
Expected life (years)	3	3	3
Grant-date fair value of underlying Occidental common stock	$72.54	$101.95	$91.97

A summary of Occidental’s unvested TSRIs as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	TSRIs
	Awards (000’s)	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested at January 1 (a)	573	$84.22
Granted (a)	147	72.54
Vested (a)	(70)	80.40
Forfeitures	(304)	79.99
Unvested at December 31	346	83.75

(a)	Presented at the target or mid-point payouts.

STOCK OPTIONS AND SARs
Certain employees have been granted Stock Appreciation Rights (SAR) or Options that are settled in stock. Exercise prices of the Options were equal to the quoted market value of Occidental’s stock on the grant date. Options granted in 2015 vest ratably over three years from the grant date with a maximum term of seven years. These Options and SARs may be forfeited or accelerated under certain circumstances.
The fair value of each Option or stock-settled SAR is initially measured on the grant date using the Black Scholes option valuation model. The expected life is estimated based on the vesting and expiration terms of the award. The volatility factors are based on the historical volatilities of Occidental common stock over the expected lives as estimated on the grant date. The risk-free interest rate is the implied yield available on US Treasury Strips at the grant date with a remaining term equal to the expected life of the measured instrument. The dividend yield is the expected annual dividend yield over the expected life, expressed as a percentage of the stock price on the grant date. Estimates of fair value may not accurately predict the value ultimately realized by employees who receive stock-based incentive awards, and the ultimate value may not be indicative of the reasonableness of the original estimates of fair value made by Occidental.
The following is a summary of Option and SAR transactions during the year ended December 31, 2015:

	SARs & Options (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (000’s)
Beginning balance, January 1	61	$45.78
Exercised	(14)	38.72
Granted	669	79.98
Forfeited	(87)	79.98
Ending balance, December 31	629	77.58	5.7	$936
Exercisable at December 31	64	45.78	2.0	$936

ROCEI / ROAI
Occidental grants share-equivalents to certain employees that vest at the end of a three-year period if performance targets based on return on assets of the applicable segment or return on capital employed are certified as being met. These awards are settled in stock at the time of vesting, with payouts that range from 0 to 200 percent of the target award. Dividend equivalents are accumulated and paid upon certification of the award.

	ROCEI / ROAI
	Awards (000's)	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested at January 1	282	$92.25
Granted	136	72.54
Forfeited	(26)	91.98
Unvested at December 31	392	85.43

California Resources Spin-off Adjustments
In connection with the separation of California Resources, Occidental entered into an Employee Matters Agreement with California Resources, which provided that employees of California Resources no longer participate in incentive programs sponsored or maintained by Occidental. Pursuant to the Employee Matters Agreement, Occidental made certain adjustments to the exercise price and number of share-based compensation awards, with the intention of preserving the intrinsic value of the awards immediately prior to the separation for all Occidental employees. The separation-related adjustments did not have a material impact on either compensation expense for the year ended December 31, 2014, or the number of potentially dilutive securities as of December 31, 2014.

NOTE 13	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

DEFINED CONTRIBUTION PLANS
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that restores benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $175 million and $163 million as of December 31, 2015 and 2014, respectively, and Occidental expensed $136 million in 2015, $146 million in 2014 and $140 million in 2013 under the provisions of these defined contribution and supplemental retirement plans.

DEFINED BENEFIT PLANS
Participation in defined benefit plans is limited and approximately 600 domestic and 1,200 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.
Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

POSTRETIREMENT AND OTHER BENEFIT PLANS
Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. Occidental generally funds the benefits as they are paid during the year. These benefit costs, including the postretirement costs, were approximately $200 million in 2015, $215 million in 2014 and $229 million in 2013.

SPIN-OFF OF CALIFORNIA RESOURCES
In connection with the spin-off of California Resources in 2014, Occidental entered into an Employee Matters Agreement with California Resources, see Note 17, which provides that employees of California Resources no longer participate in benefit plans sponsored or maintained by Occidental as of the separation date. In 2014, the Occidental pension and postretirement plans transferred assets and obligations to the California Resources plans resulting in a net decrease in sponsored pension and postretirement plan obligations of $15 million and $72 million, respectively. Additionally, as a result of the transfer of unrecognized losses to California Resources, deferred income taxes and other comprehensive income decreased $14 million and $36 million, respectively.

OBLIGATIONS AND FUNDED STATUS
The following tables show the amounts recognized in the consolidated balance sheets of Occidental related to its pension and postretirement benefit plans and their funding status, obligations and plan asset fair values:

(in millions)	Pension Benefits		Postretirement Benefits
As of December 31,	2015	2014	2015	2014
Amounts recognized in the consolidated balance sheet:
Other assets	$45	$57	$—	$—
Accrued liabilities	(7)	(6)	(58)	(57)
Deferred credits and other liabilities — other	(65)	(68)	(921)	(980)
	$(27)	$(17)	$(979)	$(1,037)
AOCI included the following after-tax balances:
Net loss	$93	$83	$197	$255
Prior service cost	—	—	1	1
	$93	$83	$198	$256

For the years ended December 31,
Changes in the benefit obligation:
Benefit obligation — beginning of year	$453	$523	$1,036	$1,016
Service cost — benefits earned during the period	7	11	26	24
Interest cost on projected benefit obligation	18	23	40	44
Actuarial (gain) loss	(16)	53	(66)	83
Foreign currency exchange rate (gain) loss	(9)	(9)	—	—
Spin-off of California Resources	—	(105)	—	(72)
Benefits paid	(42)	(43)	(57)	(59)
Settlements	—	—	—	—
Benefit obligation — end of year	$411	$453	$979	$1,036

Changes in plan assets:
Fair value of plan assets — beginning of year	$436	$538	$—	$—
Actual return on plan assets	(21)	24	—	—
Employer contributions	—	7	—	—
Spin-off of California Resources	11	(90)	—	—
Benefits paid	(42)	(43)	—	—
Settlements	—	—	—	—
Fair value of plan assets — end of year	$384	$436	$—	$—
Funded/(Unfunded) status:	$(27)	$(17)	$(979)	$(1,036)

The following table sets forth details of the obligations and assets of Occidental's defined benefit pension plans:

(in millions)	Accumulated Benefit Obligation in Excess of Plan Assets		Plan Assets in Excess of Accumulated Benefit Obligation
As of December 31,	2015	2014	2015	2014
Projected Benefit Obligation	$160	$173	$251	$280
Accumulated Benefit Obligation	$156	$168	$251	$280
Fair Value of Plan Assets	$88	$100	$296	$336

Occidental does not expect any plan assets to be returned during 2016.

COMPONENTS OF NET PERIODIC BENEFIT COST
The following table sets forth the components of net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
For the years ended December 31, (in millions)	2015	2014	2013	2015	2014	2013
Net periodic benefit costs:
Service cost — benefits earned during the period	$7	$11	$13	$26	$24	$29
Interest cost on projected benefit obligation	18	23	24	40	44	43
Expected return on plan assets	(27)	(33)	(31)	—	—	—
Recognized actuarial loss	10	6	19	27	20	38
Other costs and adjustments	(4)	(8)	(13)	1	1	1
Net periodic benefit cost	$4	$(1)	$12	$94	$89	$111

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $13 million and zero, respectively. The estimated net loss and prior service cost for the defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $20 million and $1 million, respectively.

ADDITIONAL INFORMATION
The following table sets forth the weighted-average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

	Pension Benefits			Postretirement Benefits
For the years ended December 31,	2015		2014	2015	2014
Benefit Obligation Assumptions:
Discount rate	4.14%		3.81%	4.36%	3.99%
Rate of compensation increase	—	(a)	—	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	3.81%		4.45%	3.99%	4.75%
Assumed long term rate of return on assets	6.50%		6.50%	—	—
Rate of compensation increase	—	(a)	4.00%	—	—

(a)	Plans requiring a salary increase assumption were separated with California Resources in 2014.

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on the Aon/Hewitt AA-AAA Universe yield curve in 2015 and 2014. The assumed long term rate of return on assets is estimated with regard to current market factors but within the context of historical returns for the asset mix that exists at year end.
In 2015, Occidental adopted the Society of Actuaries 2015 Mortality Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The new mortality improvement scale reflects additional data that the Social Security Administration has released since the 2014 Mortality Tables Report and Mortality Improvement Scale released in 2014. This additional data shows a lower degree of mortality improvement than previously reflected. The changes in the mortality table results in a decrease of $5 million and $23 million in the pension and postretirement benefit obligation at December 31, 2015.
For pension plans outside the United States, Occidental based its discount rate on rates indicative of government or investment grade corporate debt in the applicable country, taking into account hyperinflationary environments when necessary. The discount rates used for the foreign pension plans ranged from 1.5 percent to 10 percent at both December 31, 2015 and 2014. The average rate of increase in future compensation levels ranged from 1.5 percent to 10 percent in 2015, depending on local economic conditions.
The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates projected at an assumed U.S. Consumer Price Index (CPI) increase of 1.60 percent and 1.79 percent as of December 31, 2015 and 2014, respectively. Since 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI. For those union employees, Occidental projected that health care cost trend rates would decrease 0.25 percent per year from 7.5 percent in 2015 until they reach 5.0 percent in 2025, and remain at 5.0 percent thereafter. A 1 percent increase or a 1 percent decrease in these assumed health care cost trend rates would result in an increase of $55 million or a reduction of $46 million, respectively, in the postretirement benefit obligation as of December 31, 2015. The annual service and interest costs would not be materially affected by these changes.

The actuarial assumptions used could change in the near term as a result of changes in expected future trends and other factors that, depending on the nature of the changes, could cause increases or decreases in the plan assets and liabilities.

FAIR VALUE OF PENSION PLAN ASSETS
Occidental employs a total return investment approach that uses a diversified blend of equity and fixed-income investments to optimize the long-term return of plan assets at a prudent level of risk. The investments are monitored by Occidental’s Pension and Retirement Trust and Investment Committee (Investment Committee) in its role as fiduciary. The Investment Committee, consisting of senior Occidental executives, selects and employs various external professional investment management firms to manage specific investments across the spectrum of asset classes. Equity investments are diversified across United States and non-United States stocks, as well as differing styles and market capitalizations. Other asset classes, such as private equity and real estate, may be used with the goals of enhancing long-term returns and improving portfolio diversification. The target allocation of plan assets is 65 percent equity securities and 35 percent debt securities. Investment performance is measured and monitored on an ongoing basis through quarterly investment portfolio and manager guideline compliance reviews, annual liability measurements and periodic studies.

The fair values of Occidental’s pension plan assets by asset category are as follows:

(in millions)	Fair Value Measurements at December 31, 2015 Using
Description	Level 1	Level 2	Level 3	Total
Asset Class:
U.S. government securities	$16	$—	$—	$16
Corporate bonds (a)	—	78	—	78
Common/collective trusts (b)	—	12	—	12
Mutual funds:
Bond funds	33	—	—	33
Blend funds	48	—	—	48
Common and preferred stocks (c)	169	—	—	169
Other	—	29	—	29
Total pension plan assets (d)	$266	$119	$—	$385

(in millions)	Fair Value Measurements at December 31, 2014 Using
Description	Level 1	Level 2	Level 3	Total
Asset Class:
U.S. government securities	$15	$—	$—	$15
Corporate bonds (a)	—	76	—	76
Common/collective trusts (b)	—	13	—	13
Mutual funds:
Bond funds	42	—	—	42
Blend funds	68	—	—	68
Common and preferred stocks (c)	196	—	—	196
Other	—	38	1	39
Total pension plan assets (d)	$321	$127	$1	$449

(a)	This category represents investment grade bonds of U.S. and non-U.S. issuers from diverse industries.

(b)	This category includes investment funds that primarily invest in U.S. and non-U.S. common stocks and fixed-income securities.

(c)	This category represents direct investments in common and preferred stocks from diverse U.S. and non-U.S. industries.

(d)	Amounts exclude net payables of approximately $1 million and $13 million as of December 31, 2015 and 2014, respectively.

The activity during the years ended December 31, 2015 and 2014, for the assets using Level 3 fair value measurements was insignificant. Occidental expects to contribute $8 million in cash to its defined benefit pension plans during 2016.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

For the years ended December 31, (in millions)	Pension Benefits	Postretirement Benefits
2016	$42	$59
2017	$35	$60
2018	$34	$60
2019	$34	$60
2020	$35	$60
2021 - 2025	$226	$301

NOTE 14	INVESTMENTS AND RELATED-PARTY TRANSACTIONS

EQUITY INVESTMENTS
As of December 31, 2015 and 2014, investments in unconsolidated entities comprised $1.3 billion and $1.2 billion of equity-method investments, respectively.
As of December 31, 2015, Occidental’s equity investments consisted mainly of a 13-percent interest in Plains Pipeline, a 24.5-percent interest in the stock of Dolphin Energy, and various other partnerships and joint ventures. Equity investments paid dividends of $438 million, $396 million, and $447 million to Occidental in 2015, 2014 and 2013, respectively. As of December 31, 2015, cumulative undistributed earnings of equity-method investees since they were acquired was immaterial. As of December 31, 2015, Occidental's investments in equity investees exceeded the underlying equity in net assets by approximately $625 million, of which almost $542 million represented goodwill and the remainder comprised intangibles amortized over their estimated useful lives.
The following table presents Occidental’s interest in the summarized financial information of its equity-method investments:

For the years ended December 31, (in millions)	2015	2014	2013
Revenues	$1,050	$3,090	$3,373
Costs and expenses	827	2,774	2,987
Net income	$223	$316	$386

As of December 31, (in millions)	2015	2014
Current assets	$896	$1,127
Non-current assets	$3,589	$2,925
Current liabilities	$536	$771
Long-term debt	$2,141	$1,701
Other non-current liabilities	$148	$83
Stockholders’ equity	$1,659	$1,498

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

AVAILABLE FOR SALE INVESTMENT IN CALIFORNIA RESOURCES STOCK
As part of Occidental's spin-off of its California oil and gas operations and related assets, Occidental retained 71.5 million shares of, or approximately 18.7 percent interest in, California Resources stock, which is recorded as an available for sale investment. In February 2016, Occidental declared a special stock dividend for all of its 71.5 million shares of common stock of California Resources to stockholders of record as of February 29, 2016, to be distributed on March 24, 2016.
Occidental recorded an other-than-temporary loss of $227 million for this available for sale investment as of December 31, 2015. At December 31, 2015 and 2014, Occidental's available for sale investment in California Resources was $167 million and $394 million, respectively.

RELATED-PARTY TRANSACTIONS
From time to time, Occidental purchases oil, NGLs, power, steam and chemicals from and sells oil, NGLs, natural gas, chemicals and power to certain of its equity investees and other related parties at market-related prices. During 2015, 2014 and 2013, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties:

For the years ended December 31, (in millions)	2015	2014	2013
Sales (a)	$555	$835	$663
Purchases	$26	$6	$—
Services	$32	$27	$30
Advances and amounts due from	$60	$26	$67
Amounts due to	$5	$15	$3

(a)
In 2015, 2014 and 2013, sales of Occidental-produced oil and NGLs to Plains Pipeline accounted for 87 percent, 46 percent and 72 percent of these totals, respectively. Additionally, Occidental conducts marketing and trading activities with Plains Pipeline for oil and NGLs. These transactions are reported in Occidental's income statement on a net margin basis. The sales amounts above include the net margins on such transactions, which were negligible.

NOTE 15	FAIR VALUE MEASUREMENTS

FAIR VALUES – RECURRING
The following tables provide fair value measurement information for assets and liabilities that are measured on a recurring basis:

(in millions)	Fair Value Measurements at December 31, 2015 Using			Netting and Collateral	Total Fair Value

Description	Level 1	Level 2	Level 3
Assets:
Commodity derivatives	$557	$87	$—	$(535)	$109
Available for sale investment	$167	$—	$—	$—	$167
Liabilities:
Commodity derivatives	$544	$404	$—	$(525)	$423

(in millions)	Fair Value Measurements at December 31, 2014 Using			Netting and Collateral	Total Fair Value

Description	Level 1	Level 2	Level 3
Assets:
Commodity derivatives	$712	$127	$—	$(742)	$97
Available for sale investment	$394	$—	$—	$—	$394
Liabilities:
Commodity derivatives	$750	$246	$—	$(756)	$240

FAIR VALUES – NONRECURRING
As a result of the sharp decline of the forward price curve during 2015, as well as the decision to sell or exit non-core operations. Occidental recognized approximately $6.5 billion in pre-tax impairment charges related to proved oil and gas properties. Internationally, Occidental recognized $4.7 billion in pre-tax impairment charges related to $1.8 billion in charges in Oman, $1.3 billion in Iraq and Libya, $1 billion in Qatar, and $550 million in Colombia and Bolivia. Domestically, Occidental recognized approximately $763 million pre-tax impairment charges related to the sale of the Williston assets, $460 million pre-tax impairment charges for assets in the Piceance Basin as well as a $554 million pre-tax impairment charges related to proved oil and gas properties in South Texas.
The impairment tests, including the fair value estimation, incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves and, where applicable, contractual prices, estimates of oil and gas reserves, estimates of future expected operating and development costs and a risk adjusted discount rate of 8-20 percent. These properties were impacted by persistently worldwide low oil and natural gas prices and changing management's development plans. Occidental used the income approach to measure the fair value of these properties, using inputs categorized as Level 3 in the fair value hierarchy.

In the fourth quarter 2015, Occidental recognized approximately $814 million in pre-tax impairment charges for a Midstream CO2 treatment plant related to recurring CO2 shortfalls and unpaid penalty fees.
In 2015, Occidental recognized approximately $121 million pre-tax charges related to the impairments of Chemical assets.

(in millions)	Fair Value Measurements at December 31, 2015 Using			Net Book Value (a)	Total Pre-tax (Non-cash) Impairment Loss

Description	Level 1	Level 2	Level 3
Assets:
Impaired proved oil and gas assets - international	$—	$—	$2,666	$7,359	$4,693
Impaired proved oil and gas assets - domestic	$—	$—	$625	$1,655	$1,030
Impaired Midstream assets	$—	$—	$50	$891	$841
Impaired Chemical property, plant, and equipment	$—	$—	$3	$124	$121

(in millions)	Fair Value Measurements at September 30, 2015 Using			Net Book Value (a)	Total Pre-tax (Non-cash) Impairment Loss

Description	Level 1	Level 2	Level 3
Williston proved oil and gas assets (b)	$—	$—	$615	$1,378	$763

(in millions)	Fair Value Measurements at December 31, 2014 Using			Net Book Value (a)	Total Pre-tax (Non-cash) Impairment Loss

Description	Level 1	Level 2	Level 3
Assets:
Impaired proved oil and gas assets - domestic	$—	$—	$2,249	$5,008	$2,759
Impaired proved oil and gas assets - international	$—	$—	$45	$1,084	$1,039
Impaired Chemical property, plant, and equipment	$—	$—	$18	$129	$111
(a)Amount represents net book value at date of assessment.
(b)Williston assets sold in November 2015, classified as held for sale and written down to the sales price at September 30, 2015.

FINANCIAL INSTRUMENTS FAIR VALUE
The carrying amounts of cash and cash equivalents and other on-balance sheet financial instruments, other than fixed-rate debt, approximate fair value. See Note 5 for the fair value of Long-term Debt.

NOTE 16	INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Occidental conducts its continuing operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGLs, and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.
Results of industry segments and geographic areas exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment and geographic area assets and income from the segments' equity investments. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash and restricted cash, certain corporate receivables and PP&E.

Industry Segments
(in millions)	Oil and Gas		Chemical		Midstream and Marketing		Corporate and Eliminations		Total

Year ended December 31, 2015
Net sales	$8,304	(a)	$3,945	(b)	$891	(c)	$(660)		$12,480
Pretax operating profit (loss)	$(8,060)	(d)	$542	(e)	$(1,194)	(f)	$(764)	(g)	$(9,476)
Income taxes	—		—		—		1,330	(h)	1,330
Discontinued operations, net	—		—		—		317	(i)	317
Net income (loss) attributable to common stock	$(8,060)		$542		$(1,194)		$883		$(7,829)
Investments in unconsolidated entities	$4		$550		$708		$5		$1,267
Property, plant and equipment additions, net (k)	$4,485		$271		$611		$42		$5,409
Depreciation, depletion and amortization	$3,886		$371		$249		$38		$4,544
Total assets	$23,591		$3,982		$10,175		$5,689		$43,437
Year ended December 31, 2014
Net sales	$13,887	(a)	$4,817	(b)	$1,373	(c)	$(765)		$19,312
Pretax operating profit (loss)	$428	(d)	$420	(e)	$2,578	(f)	$(1,871)	(g)	$1,555
Net income attributable to noncontrolling interest	—		—		(14)		—		(14)
Income taxes	—		—		—		(1,685)	(h)	(1,685)
Discontinued operations, net	—		—		—		760	(i)	760
Net income (loss) attributable to common stock	$428		$420		$2,564		$(2,796)		$616
Investments in unconsolidated entities	$11		$202		$948		$10		$1,171
Property, plant and equipment additions, net (k)	$6,589		$325		$2,093		$103		$9,110
Depreciation, depletion and amortization	$3,701		$367		$160		$33		$4,261
Total assets	$31,072		$3,917		$12,283		$8,987		$56,259
Year ended December 31, 2013
Net sales	$15,008	(a)	$4,673	(b)	$1,174	(c)	$(685)		$20,170
Pretax operating profit (loss)	$6,411	(d)	$743	(e)	$1,523	(f)	$(531)	(g)	$8,146
Income taxes	—		—		—		(3,214)	(h)	(3,214)
Discontinued operations, net	—		—		—		971	(i)	971
Net income (loss) attributable to common stock	$6,411		$743		$1,523		$(2,774)		$5,903
Investments in unconsolidated entities	$108		$34		$1,307		$10		$1,459
Property, plant and equipment additions, net (k)	$5,456		$435		$1,437		$166		$7,494
Depreciation, depletion and amortization	$3,676		$346		$149		$32		$4,203
Total assets	$46,213		$3,947		$14,374		$4,909		$69,443
(See footnotes on next page)

Footnotes:

(a)	Oil sales represented approximately 90 percent, 90 percent and 91 percent of the oil and gas segment net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Net sales for the chemical segment comprised the following products:

	Basic Chemicals	Vinyls	Other Chemicals
Year ended December 31, 2015	56%	40%	4%
Year ended December 31, 2014	54%	43%	3%
Year ended December 31, 2013	55%	42%	3%

(c)	Net sales for the midstream and marketing segment comprised the following:

	Gas Processing	Power	Marketing, Transportation and other *
Year ended December 31, 2015	70%	31%	(1)%
Year ended December 31, 2014	49%	31%	20%
Year ended December 31, 2013	54%	30%	16%
* Revenue from all marketing and trading activities is reported on a net basis.

(d)
The 2015 amount includes pre-tax charges of $5 billion for impairment of international oil and gas assets and related items and $3.5 billion for the impairment of domestic oil and gas assets and related items. The 2014 amount includes pre-tax charges of $4.7 billion for the impairment of domestic oil and gas assets, pre-tax charges of $1.1 billion for the impairment of foreign oil and gas assets, and pre-tax gain of $531 million for the sale of the Hugoton field. The 2013 amount includes pre-tax charges of $607 million for the impairment of domestic non-producing acreage.

(e)
The 2015 amount includes the pre-tax charge of $121 million related to asset impairment partially offset by a $98 million gain on sale of an idled facility. The 2014 amount includes the pre-tax charge of $149 million related to asset impairment. The 2013 amount includes a pre-tax gain of $131 million for the sale of an investment in Carbocloro.

(f)
The 2015 amount includes pre-tax charges of $1.3 billion related asset impairments and related items. The 2014 amount includes pre-tax gains of $633 million and $1,351 million for the sales of BridgeTex Pipeline and a portion of an investment in Plains Pipeline, respectively, and other charges of $31 million. The 2013 amount includes a pre-tax gain of $1,044 million for the sale of a portion of an investment in Plains Pipeline and other items of $58 million.

(g)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items noted in footnote (j) below.

(h)	Includes all foreign and domestic income taxes from continuing operations.

(i)	Includes discontinued operations from Ecuador and California Resources.

(j)	Includes the following significant items affecting earnings for the years ended December 31:

Benefit (Charge) (in millions)	2015	2014	2013
CORPORATE
Pre-tax operating profit (loss)
Asset sale losses	$(8)	$—	$—
Asset impairments	(235)	(1,358)	—
Severance, spin-off and other items	(118)	(61)	(55)
	$(361)	$(1,419)	$(55)
Income taxes
Tax effect of pre-tax and other adjustments *	$1,903	$927	$(167)
* Amounts represent the tax effect of the pre-tax adjustments listed in this note, as well as those in footnotes (d), (e) and (f).

(k)     Includes capital expenditures and capitalized interest, but excludes acquisition and disposition of assets.

GEOGRAPHIC AREAS

(in millions)	Net sales (a)			Property, plant and equipment, net
For the years ended December 31,	2015	2014	2013	2015	2014	2013
United States	$7,479	$11,943	$11,724	$23,265	$26,673	$42,956
Foreign
Oman	1,631	2,524	2,567	1,292	2,876	2,509
Qatar	1,449	2,803	2,995	1,354	2,605	2,605
Colombia	570	938	1,022	821	1,396	1,259
United Arab Emirates	477	—	—	4,484	4,312	3,131
Other Foreign	874	1,104	1,862	423	1,868	3,361
Total Foreign	5,001	7,369	8,446	8,374	13,057	12,865
Total	$12,480	$19,312	$20,170	$31,639	$39,730	$55,821

(a)	Sales are shown by individual country based on the location of the entity making the sale.

NOTE 17	SPIN-OFF OF CALIFORNIA RESOURCES CORPORATION

On November 30, 2014, Occidental's California oil and gas operations and related assets was spun-off through the pro rata distribution of 81.3 percent of the outstanding shares of common stock of California Resources, creating an independent, publicly traded company. Occidental shareholders at the close of business on the record date of November 17, 2014 received 0.4 shares of California Resources for every share of Occidental common stock held.
In connection with the spin-off, California Resources distributed to Occidental $4.95 billion in restricted cash and $1.15 billion in unrestricted cash. Occidental retained 71.5 million shares in California Resources, see Note 14. In February 2016, Occidental declared a special stock dividend for all of its 71.5 million shares of common stock of California Resources to stockholders of record as of February 29, 2016, to be distributed on March 24, 2016. As indicated by a private letter ruling from the IRS, the $4.95 billion distribution will be used solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, within eighteen months following the distribution. At December 31, 2015, the remaining balance of the restricted cash distribution was $1.2 billion. Subsequent to December 31, 2015, Occidental utilized the remaining restricted cash balance to retire debt and pay dividends.
Sales and other operating revenues and income from discontinued operations related to California Resources were as follows:

For the years ended December 31, (in millions)	2014	2013
Sales and other operating revenue from discontinued operations	$3,951	$4,285
Income from discontinued operations before-tax	1,205	1,531
Income tax expense	440	541
Income from discontinued operations	$765	$990

2015 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation and Subsidiaries
in millions, except per-share amounts

Three months ended	March 31		June 30	September 30		December 31
Segment net sales
Oil and gas	$2,009		$2,342	$2,054		$1,899
Chemical	1,000		1,030	1,008		907
Midstream, marketing and other	197		294	231		169
Eliminations	(117)		(197)	(177)		(169)
Net sales	$3,089		$3,469	$3,116		$2,806

Gross profit	$396		$766	$501		$126

Segment earnings
Oil and gas	$(266)	(a)	$355	$(3,128)	(a)	$(5,021)	(a)
Chemical	139		136	272	(b)	(5)	(b)
Midstream, marketing and other	(15)		87	24		(1,290)	(c)
	(142)		578	(2,832)		(6,316)
Unallocated corporate items
Interest expense, net	(28)		(7)	(47)		(59)
Income taxes	19		(324)	445		1,190
Other	(64)		(67)	(172)	(d)	(320)	(e)
Income (loss) from continuing operations	(215)		180	(2,606)		(5,505)
Discontinued operations, net	(3)		(4)	(3)		327
Net income (loss) attributable to common stock	$(218)		$176	$(2,609)		(5,178)

Basic earnings per common share
Income (loss) from continuing operations	$(0.28)		$0.23	$(3.41)		$(7.21)
Discontinued operations, net	—		—	(0.01)		0.43
Basic earnings per common share	$(0.28)		$0.23	$(3.42)		$(6.78)

Diluted earnings per common share
Income (loss) from continuing operations	$(0.28)		$0.23	$(3.41)		$(7.21)
Discontinued operations, net	—		—	(0.01)		0.43
Diluted earnings per common share	$(0.28)		$0.23	$(3.42)		$(6.78)

Dividends per common share	$0.72		$0.75	$0.75		$0.75

Market price per common share
High	$83.74		$82.06	$77.76		$77.37
Low	$71.70		$73.35	$63.60		$64.89

(a)	Includes pre-tax charges of $310 million in the first quarter, $3.3 billion in the third quarter and $4.9 billion related to oil and gas asset impairments and related items.

(b)	Includes third quarter pre-tax asset sale gain of $98 million related to an idled facility and the fourth quarter includes pre-tax charges of $121 million related to asset impairments.

(c)	Includes fourth quarter pre-tax charges of $1.2 billion related to asset impairments and related items.

(d)	Includes pre-tax charges of $100 million related to severance and other items.

(e)	Includes fourth quarter pre-tax charges of an other than temporary loss of $227 million for available for sale investment in California Resources stock.

2014 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation and Subsidiaries
in millions, except per-share amounts

Three months ended	March 31	June 30		September 30	December 31
Segment net sales
Oil and gas	$3,602	$3,703		$3,586	$2,996
Chemical	1,220	1,242		1,232	1,123
Midstream, marketing and other	340	440		261	332
Eliminations	(194)	(252)		(175)	(144)
Net sales	$4,968	$5,133		$4,904	$4,307

Gross profit	$2,197	$2,274		$1,977	$1,254

Segment earnings
Oil and gas	$1,719	$1,767	(a)	$1,568	$(4,626)	(a)
Chemical	136	133		140	11	(b)
Midstream, marketing and other (c)	162	208		105	2,089	(d)
	2,017	2,108		1,813	(2,526)
Unallocated corporate items
Interest expense, net	(20)	(18)		(15)	(18)
Income taxes	(794)	(809)		(699)	617
Other	(68)	(123)		(104)	(1,505)	(e)
Income from continuing operations (c)	1,135	1,158		995	(3,432)
Discontinued operations, net	255	273		213	19
Net income	$1,390	$1,431		$1,208	$(3,413)

Basic earnings per common share
Income (loss) from continuing operations	$1.43	$1.48		$1.28	$(4.44)
Discontinued operations, net	0.32	0.35		0.27	0.03
Basic earnings per common share	$1.75	$1.83		$1.55	$(4.41)

Diluted earnings per common share
Income (loss) from continuing operations	$1.43	$1.47		$1.28	$(4.44)
Discontinued operations, net	0.32	0.35		0.27	0.03
Diluted earnings per common share	$1.75	$1.82		$1.55	$(4.41)

Dividends per common share	$0.72	$0.72		$0.72	$0.72

Market price per common share
High	$97.84	$105.64		$104.48	$97.14
Low	$85.90	$93.27		$95.70	$72.32

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

Supplemental Oil and Gas Information (Unaudited)

The following tables set forth Occidental’s net interests in quantities of proved developed and undeveloped reserves of oil (including condensate), NGLs and natural gas and changes in such quantities. Proved oil, NGLs and natural gas reserves were estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices were defined by contractual arrangements. Oil, NGLs and natural gas prices used for this purpose were based on posted benchmark prices and adjusted for price differentials including gravity, quality and transportation costs. For the 2015, 2014 and 2013 disclosures, the calculated average West Texas Intermediate oil prices were $50.28, $94.99 and $96.94 per barrel, respectively. The calculated average Henry Hub natural gas prices for 2015, 2014 and 2013 were $2.66, $4.42 and $3.65 per MMBtu, respectively. Reserves are stated net of applicable royalties. Estimated reserves include Occidental's economic interests under production-sharing contracts (PSCs) and other similar economic arrangements. In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless the context requires or it is indicated otherwise.
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

Oil Reserves
in millions of barrels (MMbbl)
	United		Latin	Middle East/
	States		America	North Africa (a)	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance, December 31, 2012	1,069		96	373	1,538
Revisions of previous estimates	(36)		(5)	12	(29)
Improved recovery	137		7	60	204
Extensions and discoveries	4		—	14	18
Purchases of proved reserves	25		—	—	25
Sales of proved reserves	(4)		—	—	(4)
Production	(64)		(10)	(65)	(139)
Balance, December 31, 2013	1,131		88	394	1,613
Revisions of previous estimates	(54)		6	40	(8)
Improved recovery	224		9	32	265
Extensions and discoveries	15		—	2	17
Purchases of proved reserves	33		—	—	33
Sales of proved reserves	(9)		—	—	(9)
Production	(67)		(11)	(63)	(141)
Balance, December 31, 2014	1,273		92	405	1,770
Revisions of previous estimates (b)	(220)		(10)	22	(208)
Improved recovery	81		8	12	101
Extensions and discoveries	—		—	2	2
Purchases of proved reserves	—		—	—	—
Sales of proved reserves	(146)		—	(51)	(197)
Production	(73)		(13)	(73)	(159)
Balance, December 31, 2015	915		77	317	1,309

PROVED DEVELOPED RESERVES
December 31, 2012	803		82	295	1,180
December 31, 2013	822		76	281	1,179
December 31, 2014	819		86	316	1,221
December 31, 2015 (c)	673	(d)	77	278	1,028
PROVED UNDEVELOPED RESERVES
December 31, 2012	266		14	78	358
December 31, 2013	309		12	113	434
December 31, 2014	454		6	89	549
December 31, 2015 (e)	242		—	39	281

(a)	A majority of the proved reserve amounts relate to PSCs and other similar economic arrangements.

(b)	Revisions of previous estimates were primarily price and price-related.

(c)	Approximately 13 percent of the proved developed reserves at December 31, 2015 are nonproducing, primarily associated with Permian EOR.

(d)	Approximately one-third of the decrease in proved developed reserves at December 31, 2015 compared to the same prior year period is related to the sale of Occidental's Williston assets.

(e)	A portion of the proved undeveloped reserves associated with the Al Hosn gas project is expected to be developed beyond five years and is tied to an approved long term development project.

NGLs Reserves
in millions of barrels (MMbbl)
	United	Latin	Middle East/
	States	America	North Africa	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2012	156	—	116	272
Revisions of previous estimates	53	—	(1)	52
Improved recovery	9	—	—	9
Extensions and discoveries	—	—	22	22
Purchases of proved reserves	7	—	—	7
Production	(21)	—	(3)	(24)
Balance, December 31, 2013	204	—	134	338
Revisions of previous estimates	6	—	8	14
Improved recovery	37	—	—	37
Extensions and discoveries	2	—	—	2
Purchases of proved reserves	3	—	—	3
Sales of proved reserves	(10)	—	—	(10)
Production	(20)	—	(2)	(22)
Balance, December 31, 2014	222	—	140	362
Revisions of previous estimates (a)	(28)	—	10	(18)
Improved recovery	12	—	1	13
Extensions and discoveries	—	—	—	—
Purchases of proved reserves	—	—	—	—
Sales of proved reserves	—	—	—	—
Production	(20)	—	(7)	(27)
Balance, December 31, 2015	186	—	144	330

PROVED DEVELOPED RESERVES
December 31, 2012	124	—	53	177
December 31, 2013	151	—	51	202
December 31, 2014	147	—	109	256
December 31, 2015 (b)	141	—	112	253
PROVED UNDEVELOPED RESERVES
December 31, 2012	32	—	63	95
December 31, 2013	53	—	83	136
December 31, 2014	75	—	31	106
December 31, 2015 (c)	45	—	32	77

(a)	Revisions of previous estimates were primarily price and price-related.

(b)	Approximately 7 percent of the proved developed reserves at December 31, 2015 are nonproducing, primarily associated with Permian EOR.

(c)	A portion of the proved undeveloped reserves associated with the Al Hosn gas project is expected to be developed beyond five years and is tied to an approved long term development project.

Natural Gas Reserves
in billions of cubic feet (Bcf)
	United	Latin	Middle East/
	States	America	North Africa (a)	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance, December 31, 2012	1,955	39	2,640	4,634
Revisions of previous estimates	(46)	(11)	(43)	(100)
Improved recovery	251	1	16	268
Extensions and discoveries	13	—	232	245
Purchases of proved reserves	34	—	—	34
Sales of proved reserves	(2)	—	—	(2)
Production	(193)	(5)	(158)	(356)
Balance, December 31, 2013	2,012	24	2,687	4,723
Revisions of previous estimates	(111)	3	(273)	(381)
Improved recovery	284	4	25	313
Extensions and discoveries	27	—	101	128
Purchases of proved reserves	46	—	—	46
Sales of proved reserves	(371)	—	—	(371)
Production	(173)	(4)	(154)	(331)
Balance, December 31, 2014	1,714	27	2,386	4,127
Revisions of previous estimates (b)	(600)	(4)	64	(540)
Improved recovery	123	—	64	187
Extensions and discoveries	—	—	17	17
Purchases of proved reserves	—	—	—	—
Sales of proved reserves	(63)	—	—	(63)
Production	(155)	(4)	(201)	(360)
Balance, December 31, 2015	1,019	19	2,330	3,368

PROVED DEVELOPED RESERVES
December 31, 2012	1,454	36	1,816	3,306
December 31, 2013	1,495	23	1,684	3,202
December 31, 2014	1,128	26	1,915	3,069
December 31, 2015 (c)	813	19	1,872	2,704
PROVED UNDEVELOPED RESERVES
December 31, 2012	501	3	824	1,328
December 31, 2013	517	1	1,003	1,521
December 31, 2014	586	1	471	1,058
December 31, 2015 (d)	206	—	458	664

(a)	Over half of proved reserve amounts relate to PSCs and other similar economic arrangements.

(b)	Revisions of previous estimates were primarily price and price-related.

(c)	Approximately 7 percent of the proved developed reserves at December 31, 2015 are nonproducing, primarily associated with Oman.

(d)	A portion of the proved undeveloped reserves associated with the Al Hosn gas project is expected to be developed beyond five years and is tied to an approved long term development project.

Total Reserves
in millions of BOE (MMBOE) (a)
	United	Latin	Middle East/
	States	America	North Africa	Total (b)
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2012	1,551	102	929	2,582
Revisions of previous estimates	10	(7)	4	7
Improved recovery	188	8	63	259
Extensions and discoveries	6	—	74	80
Purchases of proved reserves	37	—	—	37
Sales of proved reserves	(5)	—	—	(5)
Production	(117)	(11)	(94)	(222)
Balance at December 31, 2013	1,670	92	976	2,738
Revisions of previous estimates	(67)	6	3	(58)
Improved recovery	310	9	35	354
Extensions and discoveries	22	—	19	41
Purchases of proved reserves	43	—	—	43
Sales of proved reserves	(81)	—	—	(81)
Production	(116)	(11)	(91)	(218)
Balance at December 31, 2014	1,781	96	942	2,819
Revisions of previous estimates (c)	(348)	(10)	43	(315)
Improved recovery	113	8	23	144
Extensions and discoveries	—	—	5	5
Purchases of proved reserves	—	—	—	—
Sales of proved reserves	(156)	—	(51)	(207)
Production	(119)	(14)	(113)	(246)
Balance at December 31, 2015	1,271	80	849	2,200

PROVED DEVELOPED RESERVES
December 31, 2012	1,169	88	651	1,908
December 31, 2013	1,222	80	613	1,915
December 31, 2014	1,154	90	744	1,988
December 31, 2015 (d)	950	80	702	1,732
PROVED UNDEVELOPED RESERVES
December 31, 2012	382	14	278	674
December 31, 2013	448	12	363	823
December 31, 2014	627	6	198	831
December 31, 2015 (e)	321	—	147	468

(a)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2015, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $48.80 per barrel and $2.75 per Mcf, respectively, resulting in an oil to gas ratio of 18 to 1.

(b)
Includes proved reserves related to PSCs and other similar economic arrangements of 0.5 billion BOE, 0.7 billion BOE, 0.8 billion BOE and 0.8 billion BOE, at December 31, 2015, 2014, 2013, and 2012, respectively.

(c)	Revisions of previous estimates were primarily price and price-related.

(d)	Approximately 11 percent of the proved developed reserves at December 31, 2015 are nonproducing, primarily associated with Permian EOR.

(e)	A portion of the proved undeveloped reserves associated with the Al Hosn gas project is expected to be developed beyond five years and is tied to an approved long term development project.

,

CAPITALIZED COSTS
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
December 31, 2015
Proved properties	$30,200	$2,955	$19,290	$52,445
Unproved properties	1,376	27	1,077	2,480
Total capitalized costs (a)	31,576	2,982	20,367	54,925
Proved properties depreciation, depletion and amortization	(12,544)	(2,119)	(15,718)	(30,381)
Unproved properties valuation	(1,204)	(27)	(961)	(2,192)
Total Accumulated depreciation, depletion and amortization	(13,748)	(2,146)	(16,679)	(32,573)
Net capitalized costs	$17,828	$836	$3,688	$22,352
December 31, 2014
Proved properties	$33,186	$2,788	$19,545	$55,519
Unproved properties	2,389	27	1,026	3,442
Total capitalized costs (a)	35,575	2,815	20,571	58,961
Proved properties depreciation, depletion and amortization	(13,943)	(1,365)	(12,625)	(27,933)
Unproved properties valuation	(1,301)	(27)	—	(1,328)
Total Accumulated depreciation, depletion and amortization	(15,244)	(1,392)	(12,625)	(29,261)
Net capitalized costs	$20,331	$1,423	$7,946	$29,700
December 31, 2013
Proved properties	$29,520	$2,485	$18,090	$50,095
Unproved properties	2,509	27	190	2,726
Total capitalized costs (a)	32,029	2,512	18,280	52,821
Accumulated depreciation, depletion and amortization	(9,782)	(1,175)	(10,261)	(21,218)
Net capitalized costs	$22,247	$1,337	$8,019	$31,603

(a)	Includes acquisition costs, development costs, capitalized interest and asset retirement obligations.

COSTS INCURRED
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2015
Property acquisition costs
Proved properties	$37	$—	$47	$84
Unproved properties	25	—	—	25
Exploration costs	74	2	66	142
Development costs	2,880	170	1,461	4,511
Costs incurred	$3,016	$172	$1,574	$4,762
FOR THE YEAR ENDED DECEMBER 31, 2014
Property acquisition costs
Proved properties	$771	$—	$—	$771
Unproved properties	842	—	—	842
Exploration costs	379	4	180	563
Development costs	3,665	305	2,138	6,108
Costs incurred	$5,657	$309	$2,318	$8,284
FOR THE YEAR ENDED DECEMBER 31, 2013
Property acquisition costs
Proved properties	$343	$—	$—	$343
Unproved properties	151	—	—	151
Exploration costs	293	11	79	383
Development costs	2,659	329	2,117	5,105
Costs incurred	$3,446	$340	$2,196	$5,982

RESULTS OF OPERATIONS

Occidental’s oil and gas producing activities for continuing operations, which exclude items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2015
Revenues (a)	$3,809	$589	$3,906	$8,304
Production costs (b)	1,571	160	1,113	2,844
Other operating expenses	511	29	238	778
Depreciation, depletion and amortization	2,109	196	1,581	3,886
Taxes other than on income	307	16	—	323
Exploration expenses	18	2	16	36
Pretax income (loss) before impairments and related items	(707)	186	958	437
Asset impairments and related items	3,447	559	4,491	8,497
Pretax income (loss)	(4,154)	(373)	(3,533)	(8,060)
Income tax expense (c)	(1,606)	(61)	787	(880)
Results of operations	$(2,548)	$(312)	$(4,320)	$(7,180)
FOR THE YEAR ENDED DECEMBER 31, 2014
Revenues (a)	$6,773	$977	$6,160	$13,910
Production costs (b)	1,683	185	1,076	2,944
Other operating expenses	588	(2)	266	852
Depreciation, depletion and amortization	2,114	161	1,426	3,701
Taxes other than on income	519	15	—	534
Exploration expenses	70	4	76	150
Pretax income before impairments and related items	1,799	614	3,316	5,729
Asset impairments and related items	4,766	57	1,009	5,832
Pretax income (loss)	(2,967)	557	2,307	(103)
Income tax expense (c)	(1,182)	223	1,730	771
Results of operations	$(1,785)	$334	$577	$(874)
FOR THE YEAR ENDED DECEMBER 31, 2013
Revenues (a)	$7,028	$1,075	$6,949	$15,052
Production costs (b)	1,457	158	1,172	2,787
Other operating expenses	582	21	278	881
Depreciation, depletion and amortization	1,890	107	1,679	3,676
Taxes other than on income	529	21	—	550
Exploration expenses	68	6	66	140
Pretax income before impairments and related items	2,502	762	3,754	7,018
Asset impairments and related items	607	—	—	607
Pretax income	1,895	762	3,754	6,411
Income tax expense (c)	591	256	1,805	2,652
Results of operations	$1,304	$506	$1,949	$3,759

(a)	Revenues are net of royalty payments.

(b)
Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, primary processing, field storage and insurance on proved properties, but do not include DD&A, royalties, income taxes, interest, general and administrative and other expenses.

(c)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

RESULTS PER UNIT OF PRODUCTION FOR CONTINUING OPERATIONS

	United	Latin	Middle East/
$/BOE (a)	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2015
Revenues (b)	$31.84	$43.83	$34.64	$33.78
Production costs	13.13	11.93	9.87	11.57
Other operating expenses	4.27	2.18	2.11	3.15
Depreciation, depletion and amortization	17.63	14.54	14.02	15.81
Taxes other than on income	2.57	1.19	—	1.32
Exploration expenses	0.15	0.15	0.14	0.15
Pretax income (loss) before impairments and related items	(5.91)	13.84	8.50	1.78
Asset impairments and related items	28.81	41.60	39.82	34.56
Pretax income (loss)	(34.72)	(27.76)	(31.32)	(32.78)
Income tax expense (c)	(13.42)	(4.54)	6.98	(3.58)
Results of operations	$(21.30)	$(23.22)	$(38.30)	$(29.20)
FOR THE YEAR ENDED DECEMBER 31, 2014
Revenues (b)	$58.50	$85.81	$67.74	$63.78
Production costs	14.54	16.25	11.83	13.50
Other operating expenses	5.08	(0.18)	2.93	3.91
Depreciation, depletion and amortization	18.26	14.14	15.68	16.97
Taxes other than on income	4.48	1.32	—	2.45
Exploration expenses	0.60	0.35	0.84	0.69
Pretax income before impairments and related items	15.54	53.93	36.46	26.26
Asset impairments and related items	41.17	5.01	11.10	26.74
Pretax income (loss)	(25.63)	48.92	25.36	(0.48)
Income tax expense (c)	(10.21)	19.59	19.02	3.54
Results of operations	$(15.42)	$29.33	$6.34	$(4.02)
FOR THE YEAR ENDED DECEMBER 31, 2013
Revenues (b)	$60.17	$100.46	$73.68	$67.86
Production costs	12.47	14.76	12.43	12.56
Other operating expenses	4.98	1.96	2.95	3.97
Depreciation, depletion and amortization	16.18	10.00	17.80	16.57
Taxes other than on income	4.53	1.96	—	2.48
Exploration expenses	0.58	0.56	0.70	0.63
Pretax income before impairments and related items	21.43	71.22	39.80	31.65
Asset impairments and related items	5.20	—	—	2.74
Pretax income	16.23	71.22	39.80	28.91
Income tax expense (c)	5.06	23.92	19.14	11.96
Results of operations	$11.17	$47.30	$20.66	$16.95

(a)
Natural gas volumes have been converted to BOE based on energy content of six thousand cubic feet of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2015, the average prices of WTI oil and NYMEX natural gas were $48.80 per barrel and $2.75 per Mcf, respectively, resulting in an oil to gas ratio of 18 to 1.

(b)	Revenues are net of royalty payments.

(c)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
For purposes of the following disclosures, future cash flows were computed by applying to Occidental's proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the years ended December 31, 2015, 2014 and 2013, respectively, unless prices were defined by contractual arrangements, and exclude escalations based upon future conditions. The realized prices used to calculate future cash flows vary by producing area and market conditions. Future operating and capital costs were forecast using the current cost environment applied to expectations of future operating and development activities to develop and produce proved reserves at year end. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2015, 2014 and 2013. Such assumptions, which are required by regulation, have not always proven accurate in the past. Other valid assumptions would give rise to substantially different results.

Standardized Measure of Discounted Future Net Cash Flows
in millions
	United	Latin	Middle East/
	States	America	North Africa	Total
AT DECEMBER 31, 2015
Future cash inflows	$47,290	$3,416	$22,994	$73,700
Future costs
Production costs and other operating expenses	(25,386)	(1,852)	(9,041)	(36,279)
Development costs (a)	(7,245)	(178)	(2,672)	(10,095)
Future income tax expense	(759)	(392)	(4,045)	(5,196)
Future net cash flows	13,900	994	7,236	22,130
Ten percent discount factor	(7,446)	(293)	(2,996)	(10,735)
Standardized measure of discounted future net cash flows	$6,454	$701	$4,240	$11,395
AT DECEMBER 31, 2014
Future cash inflows	$122,377	$8,325	$48,684	$179,386
Future costs
Production costs and other operating expenses	(48,436)	(3,422)	(13,020)	(64,878)
Development costs (a)	(16,618)	(397)	(7,245)	(24,260)
Future income tax expense	(15,939)	(1,322)	(11,211)	(28,472)
Future net cash flows	41,384	3,184	17,208	61,776
Ten percent discount factor	(23,722)	(1,219)	(6,686)	(31,627)
Standardized measure of discounted future net cash flows	$17,662	$1,965	$10,522	$30,149
AT DECEMBER 31, 2013
Future cash inflows	$114,081	$9,076	$50,517	$173,674
Future costs
Production costs and other operating expenses	(43,569)	(3,375)	(13,043)	(59,987)
Development costs (a)	(12,038)	(477)	(7,084)	(19,599)
Future income tax expense	(16,689)	(1,571)	(13,182)	(31,442)
Future net cash flows	41,785	3,653	17,208	62,646
Ten percent discount factor	(24,080)	(1,557)	(6,597)	(32,234)
Standardized measure of discounted future net cash flows	$17,705	$2,096	$10,611	$30,412

(a)	Includes asset retirement costs.

Changes in the Standardized Measure of Discounted Future
Net Cash Flows From Proved Reserve Quantities
in millions
For the years ended December 31,	2015	2014	2013
Beginning of year	$30,149	$30,412	$29,683
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(4,952)	(11,016)	(12,324)
Net change in prices received per barrel, net of production costs and other operating expenses	(36,081)	(3,641)	2,000
Extensions, discoveries and improved recovery, net of future production and development costs	854	4,754	4,792
Change in estimated future development costs	3,091	(3,375)	(3,546)
Revisions of quantity estimates	(1,782)	190	(475)
Previously estimated development costs incurred during the period	3,327	4,676	2,926
Accretion of discount	3,220	3,456	3,325
Net change in income taxes	13,046	3,673	2,183
Purchases and sales of reserves in place, net	(2,334)	45	518
Changes in production rates and other	2,857	975	1,330
Net change	(18,754)	(263)	729
End of year	$11,395	$30,149	$30,412

Average Sales Prices
The following table sets forth, for each of the three years in the period ended December 31, 2015, Occidental’s approximate average sales prices in continuing operations.

			United	Latin	Middle East/
			States	America	North Africa	Total
2015
Oil	—	Average sales price ($/bbl)	$45.04	$44.49	$49.65	$47.10
NGLs	—	Average sales price ($/bbl)	$15.35	$—	$17.88	$15.96
Gas	—	Average sales price ($/mcf)	$2.15	$5.20	$0.91	$1.49
2014
Oil	—	Average sales price ($/bbl)	$84.73	$88.00	$96.34	$90.13
NGLs	—	Average sales price ($/bbl)	$37.79	$—	$30.98	$37.01
Gas	—	Average sales price ($/mcf)	$3.97	$8.94	$0.77	$2.55
2013
Oil	—	Average sales price ($/bbl)	$92.48	$103.21	$104.48	$98.81
NGLs	—	Average sales price ($/bbl)	$38.65	$—	$33.00	$38.00
Gas	—	Average sales price ($/mcf)	$3.22	$11.17	$0.76	$2.23

Net Productive and Dry — Exploratory and Development Wells Completed
The following table sets forth, for each of the three years in the period ended December 31, 2015, Occidental’s net productive and dry–exploratory and development wells completed.

			United	Latin	Middle East/
			States	America	North Africa	Total
2015
Oil	—	Exploratory	17	—	1	18
		Development	387	24	217	628
Gas	—	Exploratory	—	—	2	2
		Development	4	1	12	17
Dry	—	Exploratory	—	—	4	4
		Development	—	1	1	2
2014
Oil	—	Exploratory	25	—	5	30
		Development	419	52	253	724
Gas	—	Exploratory	2	—	2	4
		Development	33	1	13	47
Dry	—	Exploratory	—	1	3	4
		Development	—	1	—	1
2013
Oil	—	Exploratory	25	1	4	30
		Development	558	64	235	857
Gas	—	Exploratory	1	—	1	2
		Development	51	3	10	64
Dry	—	Exploratory	5	1	3	9
		Development	27	2	1	30

Productive Oil and Gas Wells
The following table sets forth, as of December 31, 2015, Occidental’s productive oil and gas wells (both producing and capable of production).

Wells at December 31, 2015 (a)			United States		Latin America		Middle East/ North Africa		Total
Oil	—	Gross (b)	16,492	(820)	1,496	(1)	4,192	(867)	22,180	(1,688)
		Net (c)	14,300	(758)	748	(1)	2,215	(417)	17,263	(1,176)
Gas	—	Gross (b)	4,144	(202)	34	—	178	(1)	4,356	(203)
		Net (c)	3,681	(188)	31	—	92	(1)	3,804	(189)

(a)	The numbers in parentheses indicate the number of wells with multiple completions.

(b)	The total number of wells in which interests are owned.

(c)	The sum of fractional interests.

Participation in Exploratory and Development Wells Being Drilled
The following table sets forth, as of December 31, 2015, Occidental’s participation in exploratory and development wells being drilled.

Wells at December 31, 2015		United States	Latin America	Middle East/ North Africa	Total
Exploratory and development wells
—	Gross	57	4	42	103
—	Net	56	3	23	82

At December 31, 2015, Occidental was participating in 118 pressure-maintenance projects, mostly waterfloods, in the United States, 12 in Latin America and 53 in the Middle East/North Africa.

Oil and Gas Acreage
The following table sets forth, as of December 31, 2015, Occidental’s holdings of developed and undeveloped oil and gas acreage.

Thousands of acres at		United	Latin	Middle East/
December 31, 2015		States	America	North Africa	Total
Developed (a)
—	Gross (b)	6,668	130	1,195	7,993
—	Net (c)	3,017	88	587	3,692
Undeveloped (d)
—	Gross (b)	1,933	379	7,601	9,913
—	Net (c)	573	256	5,135	5,964

(a)	Acres spaced or assigned to productive wells.

(b)	Total acres in which interests are held.

(c)	Sum of the fractional interests owned based on working interests, or interests under PSCs and other economic arrangements.

(d)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.

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

Oil, NGLs and Natural Gas Production and Sales Volumes Per Day
The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for each of the three years in the period ended December 31, 2015. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Production per Day (MBOE)	2015	2014	2013
United States
Permian Resources	110	75	65
Permian EOR	145	147	147
Midcontinent and Other	57	70	72
TOTAL	312	292	284
Latin America	37	29	31
Middle East/North Africa
Al Hosn	35	—	—
Dolphin	41	38	37
Oman	89	76	74
Qatar	66	69	68
Other	72	67	79
TOTAL	303	250	258
Total Production Ongoing operations	652	571	573
Sold assets - Hugoton	—	6	18
Sold assets - Williston	16	20	18
Total Production (MBOE) (a)	668	597	609
(See footnotes following the Sales Volumes per Day table)

Production per Day by Products	2015	2014	2013
United States
Oil (MBBL)
Permian Resources	71	43	35
Permian EOR	110	111	111
Midcontinent and Other	6	8	7
TOTAL	187	162	153
NGLs (MBBL)
Permian Resources	16	12	10
Permian EOR	29	30	29
Midcontinent and Other	10	12	15
TOTAL	55	54	54
Natural gas (MMCF)
Permian Resources	137	120	117
Permian EOR	37	38	40
Midcontinent and Other	246	296	311
TOTAL	420	454	468
Latin America
Oil (MBBL) - Colombia	35	27	29
Natural gas (MMCF) - Bolivia	10	11	12
Middle East/North Africa
Oil (MBBL)
Al Hosn	7	—	—
Dolphin	7	7	6
Oman	82	69	66
Qatar	66	69	68
Other	32	28	39
TOTAL	194	173	179
NGLs (MBBL)
Al Hosn	10	—	—
Dolphin	8	7	7
TOTAL	18	7	7
Natural gas (MMCF)
Al Hosn	109	—	—
Dolphin	158	143	142
Oman	44	43	51
Other	237	236	241
TOTAL	548	422	434
Total Production Ongoing operations	652	571	573
Sold assets - Hugoton	—	6	18
Sold assets - Williston	16	20	18
Total Production (MBOE) (a)	668	597	609
(See footnotes following the Sales Volumes per Day table)

Sales Volumes per Day by Products	2015	2014	2013
United States
Oil (MBBL)	187	162	153
NGLs (MBBL)	55	54	54
Natural gas (MMCF)	420	454	468
Latin America
Oil (MBBL) - Colombia	35	29	27
Natural gas (MMCF) - Bolivia	10	11	12
Middle East/North Africa
Oil (MBBL)
Al Hosn	7	—	—
Dolphin	8	7	6
Oman	82	69	68
Qatar	67	69	67
Other	36	27	38
TOTAL	200	172	179
NGLs (MBBL)
Al Hosn	10	—	—
Dolphin	8	7	7
TOTAL	18	7	7
Natural gas (MMCF)	548	422	434
Total Sales Ongoing Operations	658	572	572
Sold assets - Hugoton	—	6	18
Sold assets - Williston	16	20	18
Total Sales Volumes (MBOE) (a)	674	598	608

(a)
Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.  Barrels of oil equivalence does not necessarily result in price equivalence  The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2015, the average prices of WTI oil and NYMEX natural gas were $48.80 per barrel and $2.75, respectively, resulting in an oil to gas ratio of 18 to 1.

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation and Subsidiaries
in millions

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2015
Allowance for doubtful accounts	$19	$9	$(3)	$(5)	$20

Environmental	$334	$117	$—	$(65)	$386
Litigation, tax and other reserves	338	2	2	(249)	93
	$672	$119	$2	$(314)	$479	(b)
2014
Allowance for doubtful accounts	$17	$4	$(2)	$—	$19

Environmental	$330	$79	$(7)	$(68)	$334
Litigation, tax and other reserves	166	1	190	(19)	338
	$496	$80	$183	$(87)	$672	(b)
2013
Allowance for doubtful accounts	$16	$1	$—	$—	$17

Environmental	$344	$60	$—	$(74)	$330
Litigation, tax and other reserves	229	3	4	(70)	166
	$573	$63	$4	$(144)	$496	(b)
Note:  The amounts presented represent continuing operations.

(a)	Primarily represents payments.

(b)	Of these amounts, $98 million, $287 million and $101 million in 2015, 2014 and 2013, respectively, are classified as current.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Occidental had no changes in, and no disagreements with, Occidental's accountants on accounting and financial disclosure.

ITEM 9A	CONTROLS AND PROCEDURES
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
Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2015, based on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2015, Occidental’s system of internal control over financial reporting is effective.
Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES
Occidental's Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, Occidental's Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of December 31, 2015.
There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting. The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth in Item 8.

ITEM 9B	OTHER INFORMATION
None.

Part III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Occidental has adopted a Code of Business Conduct (Code). The Code applies to the Chief Executive Officer; President and Chief Operating Officer; Senior Vice President and Chief Financial Officer; Vice President, Controller and Principal Accounting Officer; and persons performing similar functions (Key Personnel). The Code also applies to Occidental's directors, its employees and the employees of entities it controls. The Code is posted at www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.
The list of Occidental's executive officers and related information under "Executive Officers" set forth in Part I of this report is incorporated by reference herein. The information required by this Item 10 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its April 29, 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2015.

ITEM 11	EXECUTIVE COMPENSATION
The information under the caption "Compensation Discussion and Analysis - Compensation Committee Report" shall not be deemed to be "soliciting material," or to be "filed" with the SEC, or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933. The information required by this Item 11 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its April 29, 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2015.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its April 29, 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2015.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its April 29, 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2015.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its April 29, 2016 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2015.

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

3.(i)*
Restated Certificate of Incorporation of Occidental, dated November 12, 1999, and Certificates of Amendment thereto dated May 5, 2006, May 1, 2009, and May 2, 2014 (filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Occidental dated May 1, 2015, File No. 333-203801).

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

All of the Exhibits numbered 10.1 to 10.77 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.

10.1*	Occidental Petroleum Corporation Savings Plan, Amended and Restated Effective as of January 1, 2015 (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-207413).
10.2*	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).
10.3*	Agreement with Chief Financial Officer (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2012, File No. 1-9210).
10.4*	Retention Payment and Separation Benefits Attachment (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2012, File No. 1-9210).
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

____________________________
* Incorporated herein by reference

10.19*
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

10.21*
Terms and Conditions of Stock Appreciation Rights (SARs) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (July 2006 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2006, File No. 1-9210).

10.22*
Form of Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of November 1, 2008) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

10.23*
Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.24*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.25*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.26*
Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.37 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2013, File No. 1-9210).

10.27*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.28*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.29*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9210).

10.30*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.31*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.32*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (alternate - CV) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.33*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.34*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.35*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2011, File No. 1-9210).

10.36*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2011, File No. 1-9210).

10.37*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.38*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash- Settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.39*
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

10.41*
Form of Restricted Stock Unit Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.42*
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

____________________________
* Incorporated herein by reference

10.44*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to Occidental's Current Report on Form 8-K dated July 11, 2012 (date of earliest event reported), filed July 13, 2012, File No. 1-9210).

10.45*
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

10.48*
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

10.56*	Occidental Petroleum Corporation Acknowledgement Letter dated April 29, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).
10.57*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).

10.58*
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

10.63*
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

10.65*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, File No. 1-9210).

10.66*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Nonstatutory Stock Option Award Terms and Conditions (filed as Exhibit 10.73 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-9210).

10.67*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.68*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Performance Retention Incentive Award (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.69*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (MENA) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

____________________________
* Incorporated herein by reference

10.70*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (Total) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.71*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Capital Employed Incentive Award (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.72*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Total Shareholder Return Incentive Award (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.73*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Return on Capital Employed Incentive Award for Stephen I. Chazen (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.74*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Performance Retention Incentive Award for Stephen I. Chazen (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.75*
Separation Agreement by and between Occidental Petroleum Corporation and W.C.W (Willie) Chiang, dated June 10, 2015 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.76*
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.77*
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.78*
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

10.81*
Transition Services Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.82*
Area of Mutual Interest Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.83*
Confidentiality and Trade Secret Protection Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.84*
Intellectual Property License Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.7 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2015.
21	List of subsidiaries of Occidental at December 31, 2015.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts as of December 31, 2015.

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

	Title	Date

/s/ Stephen I. Chazen	Chief Executive Officer	February 26, 2016
Stephen I. Chazen	and Director

/s/ Vicki A. Hollub	President,	February 26, 2016
Vicki A. Hollub	Chief Operating Officer and Director

/s/ Christopher G. Stavros	Senior Vice President and	February 26, 2016
Christopher G. Stavros	Chief Financial Officer

/s/ Jennifer M. Kirk	Vice President, Controller and	February 26, 2016
Jennifer M. Kirk	Principal Accounting Officer

/s/ Spencer Abraham	Director	February 26, 2016
Spencer Abraham

/s/ Howard I. Atkins	Director	February 26, 2016
Howard I. Atkins

/s/ Eugene L. Batchelder	Chairman of the Board of Directors	February 26, 2016
Eugene L. Batchelder

/s/ John E. Feick	Director	February 26, 2016
John E. Feick

/s/ Margaret M. Foran	Director	February 26, 2016
Margaret M. Foran

/s/ Carlos M. Gutierrez	Director	February 26, 2016
Carlos M. Gutierrez

	Title	Date

/s/ William R. Klesse	Director	February 26, 2016
William R. Klesse

/s/ Avedick B. Poladian	Director	February 26, 2016
Avedick B. Poladian

/s/ Elisse B. Walter	Director	February 26, 2016
Elisse B. Walter

EXHIBIT INDEX
EXHIBITS
2.1*
Separation and Distribution Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 2.1 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

3.(i)*
Restated Certificate of Incorporation of Occidental, dated November 12, 1999, and Certificates of Amendment thereto dated May 5, 2006, May 1, 2009, and May 2, 2014 (filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Occidental dated May 1, 2015, File No. 333-203801).

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

All of the Exhibits numbered 10.1 to 10.77 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.

10.1*	Occidental Petroleum Corporation Savings Plan, Amended and Restated Effective as of January 1, 2015 (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-207413).
10.2*	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).
10.3*	Agreement with Chief Financial Officer (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2012, File No. 1-9210).
10.4*	Retention Payment and Separation Benefits Attachment (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2012, File No. 1-9210).
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

10.19*
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

10.21*
Terms and Conditions of Stock Appreciation Rights (SARs) under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (July 2006 version) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2006, File No. 1-9210).

10.22*
Form of Occidental Petroleum Corporation 2005 Deferred Stock Program (Restatement Effective as of November 1, 2008) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2008, File No. 1-9210).

10.23*
Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.69 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2005, File No. 1-9210).

10.24*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.25*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.26*
Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.37 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2013, File No. 1-9210).

10.27*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.28*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2008, File No. 1-9210).

10.29*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Agreement (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 15, 2009 (Date of Earliest Event Reported), File No. 1-9210).

10.30*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.31*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Agreement (Cash-based, Cash-settled Award) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.32*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Equity-based, Cash-settled Award) (alternate - CV) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2009, File No. 1-9210).

10.33*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.34*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.35*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-based, Equity and Cash-settled Award) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2011, File No. 1-9210).

10.36*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 13, 2011 (date of earliest event reported), filed July 18, 2011, File No. 1-9210).

10.37*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Long-Term Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.38*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Chemical Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash- Settled Award) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2011, File No. 1-9210).

10.39*
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

10.41*
Form of Restricted Stock Unit Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.42*
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

10.44*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.3 to Occidental's Current Report on Form 8-K dated July 11, 2012 (date of earliest event reported), filed July 13, 2012, File No. 1-9210).

10.45*
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

10.48*
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

10.56*	Occidental Petroleum Corporation Acknowledgement Letter dated April 29, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).
10.57*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).

10.58*
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

10.63*
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

10.65*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, File No. 1-9210).

10.66*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Nonstatutory Stock Option Award Terms and Conditions (filed as Exhibit 10.73 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 1-9210).

10.67*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.68*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Performance Retention Incentive Award (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.69*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (MENA) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.70*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (Total) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.71*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Capital Employed Incentive Award (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.72*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Total Shareholder Return Incentive Award (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.73*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Return on Capital Employed Incentive Award for Stephen I. Chazen (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.74*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Performance Retention Incentive Award for Stephen I. Chazen (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.75*
Separation Agreement by and between Occidental Petroleum Corporation and W.C.W (Willie) Chiang, dated June 10, 2015 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.76*
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.77*
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.78*
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

10.81*
Transition Services Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.82*
Area of Mutual Interest Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.83*
Confidentiality and Trade Secret Protection Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.84*
Intellectual Property License Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.7 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2015.
21	List of subsidiaries of Occidental at December 31, 2015.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts as of December 31, 2015.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

____________________________
* Incorporated herein by reference