Form 10-Q
period 2016-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2016-05-05
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common stock $.20 par value	763,741,497

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Amounts in millions)

	2016	2015

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,176	$3,201

Restricted cash	—	1,193

Trade receivables, net	2,780	2,970

Inventories	997	986

Assets held for sale	—	141

Other current assets	1,284	911

Total current assets	8,237	9,402

INVESTMENTS

Investment in unconsolidated entities	1,301	1,267

Available for sale investment	—	167

Total investments	1,301	1,434

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $40,138 at March 31, 2016 and $39,419 at December 31, 2015	31,505	31,639

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	975	934

TOTAL ASSETS	$42,018	$43,409

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Amounts in millions except share amounts)

	2016	2015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,000	$1,450
Accounts payable	2,801	3,069
Accrued liabilities	2,025	2,213
Liabilities of assets held for sale	—	110
Total current liabilities	6,826	6,842

LONG-TERM DEBT, NET	5,608	6,855

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	1,642	1,323
Other	4,153	4,039
	5,795	5,362
STOCKHOLDERS' EQUITY
Common stock, at par value (891,624,558 shares at March 31, 2016 and 891,360,091 shares at December 31, 2015)	178	178
Treasury stock (127,784,706 shares at March 31, 2016 and 127,681,335 shares at December 31, 2015)	(9,128)	(9,121)
Additional paid-in capital	7,668	7,640
Retained earnings	25,375	25,960
Accumulated other comprehensive loss	(304)	(307)
Total stockholders’ equity	23,789	24,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,018	$43,409

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Amounts in millions, except per-share amounts)

	2016	2015

REVENUES AND OTHER INCOME
Net sales	$2,123	$3,089
Interest, dividends and other income	20	31
Gain (loss) on sale of assets, net	138	(24)
	2,281	3,096
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,281	1,557
Selling, general and administrative and other operating expenses	272	311
Taxes other than on income	75	107
Depreciation, depletion and amortization	1,102	1,029
Asset impairments and related items	78	324
Exploration expense	9	8
Interest and debt expense, net	60	30
	2,877	3,366

Loss before income taxes and other items	(596)	(270)
Benefit for domestic and foreign income taxes	203	19
Income from equity investments	33	36
Loss from continuing operations	(360)	(215)
Discontinued operations, net	438	(3)
NET INCOME (LOSS)	$78	$(218)

BASIC EARNINGS PER COMMON SHARE
Loss from continuing operations	$(0.47)	$(0.28)
Discontinued operations, net	0.57	—
BASIC EARNINGS PER COMMON SHARE	$0.10	$(0.28)

DILUTED EARNINGS PER COMMON SHARE
Loss from continuing operations	$(0.47)	$(0.28)
Discontinued operations, net	0.57	—
DILUTED EARNINGS PER COMMON SHARE	$0.10	$(0.28)

DIVIDENDS PER COMMON SHARE	$0.75	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Amounts in millions)

	2016	2015

Net income (loss)	$78	$(218)
Other comprehensive (loss) income items:
Foreign currency translation gains (losses)	1	(1)
Unrealized gain on available for sale investment	—	150
Unrealized losses on derivatives (a)	(10)	—
Pension and postretirement gain (b)	5	2
Reclassification to income of realized loss on derivatives (c)	7	—
Other comprehensive income, net of tax	3	151
Comprehensive income (loss)	$81	$(67)

(a)	Net of tax of $6 for the three months ended March 31, 2016.

(b)	Net of tax of $(3) and $(1) for the three months ended March 31, 2016 and 2015, respectively.

(c)	Net of tax of $(4) for the three months ended March 31, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Amounts in millions)

	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)	$78	$(218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	(438)	3
Depreciation, depletion and amortization of assets	1,102	1,029
Deferred income tax (benefit) provision	77	(63)
Other noncash charges to income	63	110
Asset impairments	78	236
(Gain) loss on sale of assets, net	(138)	24
Changes in operating assets and liabilities, net	(316)	(555)
Other operating, net	(367)	—
Operating cash flow from continuing operations	139	566
Operating cash flow from discontinued operations	550	(5)
Net cash provided by operating activities	689	561

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(646)	(1,675)
Change in capital accrual	(208)	(458)
Proceeds from sale of assets and equity investments, net	285	20
Purchases of assets, net	(24)	(6)
Equity investments and other, net	(44)	(87)
Net cash used by investing activities	(637)	(2,206)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	1,193	754
Payment of long-term debt	(700)	—
Proceeds from issuance of common stock	11	19
Purchases of treasury stock	(7)	(207)
Cash dividends paid	(574)	(557)
Net cash provided (used) by financing activities	(77)	9

Decrease in cash and cash equivalents	(25)	(1,636)
Cash and cash equivalents — beginning of period	3,201	3,789
Cash and cash equivalents — end of period	$3,176	$2,153

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016

1. General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental has made its disclosures in accordance with United States generally accepted accounting principles (GAAP) as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2016, and the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015, as applicable. The income and cash flows for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

In April 2016, Occidental issued $2.75 billion of senior notes, comprised of $0.4 billion of 2.6-percent senior notes due 2022, $1.15 billion of 3.4-percent senior notes due 2026 and $1.2 billion of 4.4-percent senior notes due 2046. Occidental received net proceeds of approximately $2.72 billion. Interest on the notes will be payable semi-annually in arrears in April and October of each year for each series of notes, beginning on October 15, 2016. The use of proceeds will be for general corporate purposes, including retirement of all $750 million of 4.125-percent notes at maturity in June 2016 and all $1.25 billion of 1.75-percent notes maturing in the first quarter of 2017, which will be redeemed in May 2016 by exercising our early redemption option.

In March 2016, Occidental distributed its remaining shares of California Resources Corporation (California Resources) through a special stock dividend to stockholders of record as of February 29, 2016. Upon distribution, Occidental recorded a $78 million loss to reduce the investment to its fair market value, and Occidental no longer owns any shares of California Resources common stock.

In March 2016, Occidental completed the sale of its Piceance Basin operations in Colorado for $153 million resulting in a pre-tax gain of $121 million. The assets and liabilities related to these operations were presented as held for sale at December 31, 2015 and primarily included property, plant and equipment and current accrued liabilities and asset retirement obligations.

In February 2016, Occidental repaid $700 million of 2.5-percent senior notes that matured.

In January 2016, Occidental completed the sale of its Occidental Tower building in Dallas, Texas for net proceeds of approximately $85 million. The building was classified as held for sale as of December 31, 2015.

In January 2016, Occidental reached an understanding on the terms of payment for the approximate $1.0 billion payable to Occidental by the Republic of Ecuador under a November 2015 International Center for the Settlement of Investment Disputes arbitration award. This award relates to Ecuador's 2006 expropriation of Occidental's Participation Contract for Block 15. For the three months ended March 31, 2016, Occidental recorded a pre-tax gain of $681 million. The results related to Ecuador were presented as discontinued operations.

3. Accounting and Disclosure Changes

In March 2016, the Financial Accounting Standards Board (“FASB”) issued rules affecting entities that issue share-based payment awards to their employees. These rules are designed to simplify several aspects of accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The rules become effective for interim and annual periods beginning after December 31, 2016. The rules are not expected to have a material impact on Occidental's financial statements upon adoption.

In March 2016, the FASB amended revenue recognition rules to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether the entity controls a specified good or service before it is transferred to the customers. Occidental is currently evaluating the impact of these rules on its financial statements.

In March 2016, the FASB issued an update to eliminate the requirement to retrospectively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The update requires that the equity method investor add the cost of acquiring the additional interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The rules become effective for the interim and annual periods beginning after December 15, 2016. The rules are not expected to have a material impact on Occidental's financial statements upon adoption.

In March 2016, the FASB issued rules clarifying that a change in one of the parties to a derivative contract that is part of a hedge accounting relationship does not, by itself, require dedesignation of that relationship, as long as all other hedge accounting criteria continue to be met. The rules become effective for the interim and annual periods beginning after December 15, 2016. Occidental is currently evaluating the impact of these rules on its financial statements.

In February 2016, the FASB issued rules in which lessees will recognize most leases, including operating leases, on-balance sheet. These new rules will significantly increase reported assets and liabilities. The rules become effective for interim and annual periods beginning after December 15, 2018. Occidental is currently evaluating the impact of these rules on its financial statements.

In April 2015, the FASB issued rules simplifying the presentation of debt issuance costs. The new rules require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Occidental adopted these rules retrospectively as of January 1, 2016. The rules do not have a material impact on Occidental's financial statements.

4. Supplemental Cash Flow Information

Occidental paid United States state and foreign income taxes of $102 million and $259 million during the three months ended March 31, 2016 and 2015, respectively. No federal income tax payments were made during the three months ended March 31, 2016 and 2015, because Occidental reported a 2015 net operating loss. Interest paid totaled $89 million in each of the three months ended March 31, 2016 and 2015.

5. Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories as of March 31, 2016 and December 31, 2015 consisted of the following (in millions):

	2016	2015

Raw materials	$77	$73
Materials and supplies	504	568
Finished goods	466	395
	1,047	1,036

Revaluation to LIFO	(50)	(50)
Total	$997	$986

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

As of March 31, 2016, Occidental participated in or monitored remedial activities or proceedings at 149 sites.  The following table presents Occidental’s environmental remediation reserves as of March 31, 2016, the current portion of which is included in accrued liabilities ($70 million) and the remainder in deferred credits and other liabilities — other ($314 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	34	$28
Third-party sites	66	127
Occidental-operated sites	18	105
Closed or non-operated Occidental sites	31	124
Total	149	$384

As of March 31, 2016, Occidental’s environmental reserves exceeded $10 million each at 12 of the 149 sites described above, and 99 of the sites each had reserves of $1 million or less.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.  Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $370 million.  The status of Occidental’s involvement with the sites and related significant assumptions has not changed materially since December 31, 2015.  For additional information regarding environmental matters, refer to Note 7, Lawsuits, Claims, Commitments and Contingencies.

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
In December 2014, a New Jersey state court approved Occidental’s settlement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of Diamond Shamrock Chemical Company (DSCC). During 2015, pursuant to the settlement agreement (State Settlement) Occidental paid the State $190 million. Under certain circumstances, Occidental agreed to perform or fund future work on behalf of the State along a portion of the Passaic River. When Occidental acquired the stock of DSCC in 1986, Maxus Energy Corporation, a subsidiary of YPF S.A. (Maxus), retained liability for the Lister Avenue Plant, which is part of the Diamond Alkali Superfund Site, as well as other sites. Maxus is also obligated to indemnify Occidental for the State Settlement. Occidental is pursuing Maxus to recover the settlement costs. The State Settlement does not cover any potential Occidental share of costs associated with the EPA’s proposed clean-up plan of the Passaic River as set out in its Record of Decision, announced on March 4, 2016. Maxus is also responsible for federal clean-up or other costs associated with the Lister Avenue Plant and the Diamond Alkali Superfund Site.
Occidental accrues reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of March 31, 2016 and December 31, 2015 were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations.
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Although taxable years through 2009 for United States federal income tax purposes have been audited by the United States Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program, subsequent taxable years are currently under review. Additionally, in December 2012, Occidental filed United States federal refund claims for tax years 2008 and 2009 which are subject to IRS review. Taxable years from 2002 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions. In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.
OPC, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of March 31, 2016, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three months ended March 31, 2016 and 2015 (in millions):

Three months ended March 31	2016		2015
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$2	$5	$2	$7
Interest cost	4	10	5	10
Expected return on plan assets	(6)	—	(7)	—
Recognized actuarial loss	3	5	2	7
Total	$3	$20	$2	$24

Occidental contributed approximately $1 million and $5 million to its defined benefit pension plans in the three months ended March 31, 2016 and 2015, respectively.

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

Fair Values — Recurring

Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs. Occidental utilizes the mid-point between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique.  For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

➢
Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date. Occidental values its available for sale investment based on the common stock closing share price as of the balance sheet date. These derivatives and investments are classified as Level 1.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2016 and December 31, 2015 (in millions):

Fair Value Measurements at March 31, 2016:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$492	$51	$—	$(498)	$45
Liabilities:
Commodity derivatives	$525	$386	$—	$(527)	$384

Fair Value Measurements at December 31, 2015:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$557	$87	$—	$(535)	$109
Available for sale investment	$167	$—	$—	$—	$167
Liabilities:
Commodity derivatives	$544	$404	$—	$(525)	$423

Fair Values — Nonrecurring

During the three months ended March 31, 2016, Occidental did not have any assets or liabilities measured at fair value on a nonrecurring basis. The following table provides fair value measurement for such proved domestic and international oil and gas properties that are measured on a nonrecurring basis as of December 31, 2015. The impairment tests, including the fair value estimation, incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves as of balance sheet date and, where applicable, contractual prices, estimates of oil and gas reserves, estimates of future expected operating and development costs and a risk adjusted discount rate of 8-20 percent. These properties were impacted by persistently low worldwide oil and natural gas prices and changing management's development plans. Occidental used the income approach to measure the fair value of these properties, using inputs categorized as Level 3 in the fair value hierarchy.

(in millions)	Fair Value Measurements at December 31, 2015 Using			Net Book Value		Total Pre-tax (Non-cash) Impairment Loss

Description	Level 1	Level 2	Level 3		(a)
Assets:
Impaired proved oil and gas assets - international	$—	$—	$2,666	$7,359		$4,693
Impaired proved oil and gas assets - domestic	$—	$—	$625	$1,655		$1,030
Impaired Midstream assets	$—	$—	$50	$891		$841
Impaired Chemical property, plant, and equipment	$—	$—	$3	$124		$121
(a) Amount represents net book value at date of assessment.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long term fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair value of Occidental’s debt as of March 31, 2016 and December 31, 2015 was $7.9 billion and $8.4 billion, respectively, and its carrying value net of unamortized discount as of March 31, 2016 and December 31, 2015 was $7.6 billion and $8.3 billion, respectively. The majority of Occidental's debt is classified as Level 1, with $97 million classified as Level 2.

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

Cash-Flow Hedges

Occidental's marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental's North American leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes through March 2017. As of March 31, 2016, Occidental had approximately 5 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 4 billion cubic feet of stored natural gas. As of December 31, 2015, Occidental had approximately 13 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 14 billion cubic feet of stored natural gas. The following table summarizes Occidental’s other comprehensive income related to derivatives for the three months ended March 31, 2016 and March 31, 2015:

	After-tax
As of March 31, (in millions)	2016	2015
Unrealized losses on derivatives	$(12)	$—
Reclassification to income of realized loss on derivatives	$7	$—

Derivatives Not Designated as Hedging Instruments

The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of March 31, 2016 and December 31, 2015:

	Net Outstanding Position
	Long / (Short)
Commodity	2016	2015
Oil (million barrels)	152	83
Natural gas (billion cubic feet)	(84)	(58)
Carbon dioxide (billion cubic feet)	587	603

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These excluded contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.

Occidental fulfills short positions through its own production or by third-party purchase contracts. Subsequent to March 31, 2016, Occidental entered into purchase contracts for a substantial portion of the short positions outstanding at quarter end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $13 million and $26 million of net losses from derivatives not designated as hedging instruments were recognized in net sales for the three months ended March 31, 2016 and 2015, respectively.

Fair Value of Derivatives
The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of March 31, 2016 and December 31, 2015 (in millions):

	Asset Derivatives	Fair	Liability Derivatives	Fair
March 31, 2016	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges(a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$1

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	535	Accrued liabilities	618
	Long-term receivables and other assets, net	8	Deferred credits and other liabilities	293
		543		911
Total gross fair value		543		912
Less: counterparty netting and cash collateral (b,d)		(498)		(527)
Total net fair value of derivatives		$45		$385

	Asset Derivatives	Fair	Liability Derivatives	Fair
December 31, 2015	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges(a)
Commodity contracts	Other current assets	$9	Accrued liabilities	$1

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	626	Accrued liabilities	672
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	275
		635		947
Total gross fair value		644		948
Less: counterparty netting and cash collateral (c,d)		(535)		(525)
Total net fair value of derivatives		$109		$423

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of March 31, 2016, collateral received of zero has been netted against the derivative assets and collateral paid of $29 million has been netted against derivative liabilities.

(c)	As of December 31, 2015, collateral received of $14 million has been netted against derivative assets and collateral paid of $4 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $33 million and $3 million deposited by Occidental has not been reflected in these derivative fair value tables as of March 31, 2016 and December 31, 2015, respectively. This collateral is included in other current assets in the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

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
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2016 and December 31, 2015.

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

Results of industry segments generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment and geographic area assets and income from the segments' equity investments. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

The following tables present Occidental’s industry segments (in millions):

	Oil			Midstream	Corporate
	and			and	and
	Gas		Chemical	Marketing	Eliminations		Total
Three months ended March 31, 2016
Net sales	$1,275		$890	$133	$(175)		$2,123
Pre-tax operating profit (loss)	$(485)		$214	$(95)	$(197)	(a)	$(563)
Income taxes	—		—	—	203	(b)	203
Discontinued operations, net	—		—	—	438		438
Net income (loss)	$(485)		$214	$(95)	$444		$78

Three months ended March 31, 2015
Net sales	$2,009		$1,000	$197	$(117)		$3,089
Pre-tax operating profit (loss)	$(266)	(c)	$139	$(15)	$(92)	(a,c)	$(234)
Income taxes	—		—	—	19	(b)	19
Discontinued operations, net	—		—	—	(3)		(3)
Net income (loss)	$(266)		$139	$(15)	$(76)		$(218)

(a) Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.
(b) Includes all foreign and domestic income taxes from continuing operations.
(c) Includes pre-tax charges of $310 million for the impairment of certain domestic and international oil and gas assets and other items, and $14 million of corporate other items.

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2016 and 2015 (in millions, except per-share amounts):

	Three months ended March 31

	2016	2015
Basic EPS
Loss from continuing operations	$(360)	$(215)
Discontinued operations, net	438	(3)
Net income (loss)	78	(218)

Less: Net income allocated to participating securities	—	—
Net income (loss), net of participating securities	78	(218)

Weighted average number of basic shares	763.4	769.6
Basic EPS	$0.10	$(0.28)

Diluted EPS
Net income (loss), net of participating securities	$78	$(218)
Weighted average number of basic shares	763.4	769.6
Dilutive effect of potentially dilutive securities	—	—
Total diluted weighted average common shares	763.4	769.6
Diluted EPS	$0.10	$(0.28)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; reorganization or restructuring of Occidental’s operations; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; uncertainties about the estimated quantities of oil and natural gas reserves; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A “Risk Factors” of Occidental's Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K).

Consolidated Results of Operations

Occidental reported a net loss from continuing operations of $360 million for the first quarter of 2016 on net sales of $2.1 billion, compared to a net loss from continuing operations of $215 million on net sales of $3.1 billion for the first quarter of 2015. Diluted loss per share from continuing operations was $0.47 for the first quarter of 2016, compared to a diluted loss of $0.28 per share for the first quarter of 2015. Income from discontinued operations was $438 million or $0.57 per share, compared with a loss of $3 million for the same period of 2015.

The increase in loss from continuing operations reflects primarily the impact of lower realized commodity prices in oil and gas and chemicals, lower marketing margins due to unfavorable Permian to Gulf Coast differentials and the impairment of the California Resources shares prior to the stock distribution. This increase was partially offset by gains on asset sales in the first quarter of 2016 and the nonrecurring asset impairment charges booked in the first quarter of 2015. The after-tax gain in discontinued operations, net resulted from the settlement from the Republic of Ecuador under a November 2015 arbitration award.

Selected Statements of Operations Items

Net sales decreased for the three months ended March 31, 2016, compared to the same period of 2015, due to lower realized commodity prices. Gain (loss) on sale of assets, net, for the three months ended March 31, 2016, primarily reflected a gain on the sale of its Piceance Basin operations in Colorado of $121 million and gains on sale of the Occidental Tower building in Dallas for $57 million.

Cost of sales for the three months ended March 31, 2016, compared to the same period in 2015, reflected lower oil and gas production costs, mainly from maintenance and support activities and lower raw material and energy costs for the chemical business. Asset impairments and related items for the three months ended March 31, 2016 reflected impairment charges of $78 million related to the special stock dividend of California Resources shares. Asset impairments and related items for the three months ended March 31, 2015 reflected impairment charges for Occidental's South Texas Eagle Ford non-operated properties that are no longer being developed and remaining investments in Yemen due to the collapse of the country's government, as well as mark-to-market losses on a CO2 purchase contract. The decrease in selling, general and administrative and other operating expense for the three months ended March 31, 2016, compared to the same periods of 2015, reflected lower compensation related expenses. The increase in depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 2016, compared to the same period of 2015, reflected higher oil and gas sales volumes. Taxes other than on income for the three months ended March 31, 2016, compared to the same period of 2015, reflected lower production taxes, which are mostly tied to oil and gas prices.

The increase in the domestic and foreign income tax benefit for the three months ended March 31, 2016, compared to the same period of 2015, is due to higher pretax operating losses in 2016 compared to 2015 and the relinquishment of foreign exploration blocks.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents and restricted cash.

The decrease in trade receivables, net, at March 31, 2016, compared to December 31, 2015, was due to the continued decline in oil and gas realized prices. The decrease in assets held for sale and available for sale investment reflect the sale of Piceance operations in Colorado and the Dallas Tower, and the distribution of Occidental's remaining California Resources common stock to its shareholders. The increase in investments in unconsolidated entities is primarily a result of capital contributions associated with the joint venture for the ethylene cracker at the OxyChem Ingleside facility. The decrease in property, plant and equipment, net, is primarily the result of DD&A, offset partially by Occidental's capital spending of $0.6 billion in the first quarter.

Current maturities of long-term debt at March 31, 2016 increased from December 31, 2015 due to the reclassification from long-term debt of $1.25 billion 1.75-percent senior notes due February 2017, offset by the payment of $700 million 2.5-percent senior notes due February 2016. The $1.25 billion 1.75-percent senior notes will be redeemed in May 2016 from the proceeds of the April 2016 notes offering. The decrease in accounts payable at March 31, 2016, compared to December 31, 2015, is due to lower marketing payables as a result of lower oil and gas prices and lower accrued capital expenditures as Occidental reduced its capital spending. The decrease in accrued liabilities at March 31, 2016 is due to first quarter payments of ad-valorem taxes. Liabilities held for sale as of March 31, 2016 decreased due to the sale of Piceance operations in Colorado. The decrease in long-term debt is the result of the reclassification of the $1.25 billion in 1.75-percent senior notes to current maturities.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31
	2016	2015
Net Sales (a)
Oil and Gas	$1,275	$2,009
Chemical	890	1,000
Midstream and Marketing	133	197
Eliminations	(175)	(117)
	$2,123	$3,089
Segment Results (b)
Oil and Gas	$(485)	$(266)
Chemical	214	139
Midstream and Marketing	(95)	(15)
	(366)	(142)
Unallocated Corporate Items (b)
Interest expense, net	(57)	(28)
Income tax benefit	203	19
Other expense, net	(140)	(64)

Loss from continuing operations	(360)	(215)
Discontinued operations, net	438	(3)
Net Income (loss)	$78	$(218)

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

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31
	2016	2015

Oil and Gas
Asset sales gains (losses) and other	$23	$(13)
Asset impairments and related items - Domestic	—	(264)
Asset impairments and related items - International	—	(46)
Total Oil and Gas	$23	$(323)

Chemical
Asset sales gains	$88	$—
Total Chemical	$88	$—

Midstream and Marketing
Total Midstream and Marketing	$—	$(10)

Corporate
Asset impairments and related items	(78)	(14)
Asset sales losses	—	(11)
Tax effect of pre-tax adjustments (a)	33	112
Discontinued operations, net (b)	438	(3)
Total Corporate	$393	$84

Total	$504	$(249)

(a) The 2016 amount included benefits for the relinquishment of foreign exploration blocks.
(b) Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31
	2016	2015

Oil and Gas results	$(485)	$(266)
Chemical results	214	139
Midstream and Marketing results	(95)	(15)
Unallocated corporate items	(197)	(92)
Pre-tax loss	(563)	(234)

Income tax expense (benefit)
Federal and state	(291)	(125)
Foreign	88	106
Total	(203)	(19)

Loss from continuing operations	$(360)	$(215)

Worldwide effective tax rate	36%	8%

Occidental's worldwide effective tax rate of 36 percent for the three months ended March 31, 2016 is higher than the comparative period of 2015 due to the mix of domestic operating losses and foreign operating income, as well as the domestic tax benefit associated with the first quarter relinquishment of foreign exploration blocks. Excluding the impact of asset sales and other nonrecurring items, Occidental's worldwide effective tax rate for the three months ended March 31, 2016 would be 29 percent.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three months ended March 31, 2016 and 2015.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended March 31
Production Volumes per Day	2016	2015

Oil (MBBL)
United States (a)	197	180
Middle East/North Africa (b)	162	153
Latin America	38	38
NGLs (MBBL)
United States (a)	52	50
Middle East/North Africa	22	9
Natural Gas (MMCF)
United States (a)	345	361
Middle East/North Africa (b)	358	236
Latin America	8	12
Total Production Ongoing Operations (MBOE)	590	531
Operations Sold, Exited and Exiting	67	114
Total Production Volumes (MBOE) (c)	657	645

	Three months ended March 31
Sales Volumes per Day	2016	2015

Oil (MBBL)
United States (a)	197	180
Middle East/North Africa (d)	160	157
Latin America	34	36
NGLs (MBBL)
United States (a)	52	50
Middle East/North Africa	22	9
Natural Gas (MMCF)
United States (a)	345	361
Middle East/North Africa (d)	358	236
Latin America	8	12
Total Sales Ongoing Operations (MBOE)	584	533
Operations Sold, Exited and Exiting	67	104
Total Sales Volumes (MBOE) (c)	651	637
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Excludes 2 MBBL and 43 MMCF of NGLs and gas for the three months ended March 31, 2016 and 18 MBBL, 3 MBBL and 86 MMCF of oil, NGLs, and gas for the three months ended March 31, 2015 related to Williston and Piceance.
(b) Excludes 20 MBBL and 230 MMCF of oil and gas for the three months ended March 31, 2016 and 37 MMBL and 245 MMCF of oil and gas for the three months ended March 31, 2015 related to Bahrain, Iraq and Yemen.

(c) Natural gas volumes have been converted to thousands of barrels of oil equivalent (MBOE) based on energy content of six million cubic feet (MMCF) of gas to one thousand barrels of oil (MBOE). Barrels of oil equivalence does not necessarily result in price equivalence.
(d) Excludes 20 MBBL and 230 MMCF of oil and gas for the three months ended March 31, 2016 and 27 MMBL and 245 MMCF of oil and gas for the three months ended March 31, 2015 related to Bahrain, Iraq and Yemen.

The following tables present information about Occidental's average realized prices and index prices for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
Average Realized Prices	2016	2015
Oil ($/BBL)
United States	$29.48	$43.66
Middle East/North Africa	$29.68	$53.98
Latin America	$27.63	$47.70
Total Worldwide	$29.42	$48.50
NGLs ($/BBL)
United States	$9.91	$17.32
Middle East/North Africa	$13.25	$21.57
Total Worldwide	$10.86	$17.96
Natural Gas ($/MCF)
United States	$1.50	$2.49
Latin America	$4.19	$4.53
Total Worldwide	$1.25	$1.66

	Three months ended March 31
Average Index Prices	2016	2015
WTI oil ($/BBL)	$33.45	$48.63
Brent oil ($/BBL)	$35.08	$55.17
NYMEX gas ($/MCF)	$2.07	$3.07

Average Realized Prices as Percentage of Average Index Prices	Three months ended March 31
	2016	2015
Worldwide oil as a percentage of average WTI	88%	100%
Worldwide oil as a percentage of average Brent	84%	88%
Worldwide NGLs as a percentage of average WTI	32%	37%
Domestic natural gas as a percentage of average NYMEX	73%	81%

Oil and gas segment losses were $485 million for the first quarter of 2016, compared with segment losses of $266 million for the first quarter of 2015. The decrease in earnings was mainly due to the continued decline in commodity prices in the first quarter of 2016, partially offset by lower operating costs.

Occidental completed the sale of the Piceance Basin assets on March 1, 2016 and continues to reduce its exposure to non-core operations in the Middle East/North Africa, including Bahrain, Iraq and Yemen. These domestic and international operations produced average daily volumes of 67,000 BOE and 114,000 BOE in the first quarters of 2016 and 2015, respectively. For the first quarter of 2016, total company average daily oil and gas production volumes for ongoing operations increased by 59,000 barrels of oil equivalent (BOE) to 590,000 BOE from 531,000 BOE in the first quarter of 2015. Compared to the first quarter of 2015, domestic average daily production for ongoing operations increased by 17,000 BOE to 307,000 BOE in the first quarter of 2016 with all of the increase attributable to Permian Resources. The increase in Permian Resources oil production was partially offset by lower natural gas and NGL production in South Texas. International average daily production increased to 283,000 BOE in the first quarter of 2016 from 241,000 BOE in the first quarter of 2015. The increase in international production mainly comes from Al Hosn gas project, which was not fully operational in the first quarter of 2015.

Worldwide commodity prices for the first quarter of 2016 were lower than the first quarter of 2015. The average quarterly WTI and Brent prices decreased to $33.45 per barrel and $35.08 per barrel, respectively, for the first quarter of 2016, compared to $48.63 per barrel and $55.17 per barrel, respectively, for the first quarter of 2015. Worldwide realized crude oil prices declined by 39 percent to $29.42 per barrel for the first quarter of 2016, compared to $48.50 per barrel in the first quarter of 2015. Worldwide realized NGL prices decreased by 40 percent to $10.86 per barrel in the first quarter of 2016, compared to $17.96 per barrel in the first quarter of 2015. Domestic realized natural gas prices decreased by 40 percent in the first quarter of 2016 to $1.50 per MCF, compared to $2.49 per MCF in the first quarter of 2015.

Occidental’s financial results correlate closely to the prices it obtains for its products. The weak price environment continues to significantly impact earnings as compared to the same period in 2015. Further declines in these commodity prices may result in additional impairments to reduce the carrying value of Occidental’s oil and gas properties as well as reducing the amount of these commodities that can be produced economically and the quantity and present value of proved reserves.

The calculated average first-day-of-the-month West Texas Intermediate oil price and Henry Hub natural gas price were $34.96 per barrel and $2.05 per MMBtu, respectively, for the first four months of 2016 as compared to $50.28 per barrel and $2.66 per MMBtu for the twelve months of 2015. To the extent that commodity prices remain at current or lower levels throughout 2016, a portion of proved reserves could be deemed uneconomic and no longer classified as proved.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2016 were $214 million, compared to $139 million for the same period of 2015. Excluding gains of $88 million for the sale of chemical assets, the lower earnings in 2016 compared to the same period in 2015 reflected lower sales prices across most product lines and significantly lower calcium chloride demand due to the mild winter weather conditions, offset with lower ethylene and natural gas costs.

Midstream and Marketing Segment

Midstream and marketing losses were $95 million for the three months ended March 31, 2016, compared with losses of $15 million for the same period 2015. The lower results reflected lower marketing margins due to unfavorable Permian to Gulf Coast differentials.

Liquidity and Capital Resources

At March 31, 2016, Occidental had $3.2 billion in cash. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. Occidental strives to fund its operating needs and planned capital expenditures, dividends and any debt payments from cash on hand and cash generated from operations. Occidental, from time to time, may access and has accessed debt markets for general corporate purposes, including acquisitions.

Net cash provided by operating activities was $0.7 billion for the three months ended March 31, 2016, which included $0.6 billion in operating cash flows from discontinued operations related to the Ecuador settlement, compared to $0.6 billion for the same period in 2015. Cash flows were negatively impacted by significantly lower realized prices for all oil and natural gas commodities in the first quarter of 2016 as compared to the same period in 2015. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller. The $316 million decrease of working capital was related to the cyclical payments of property taxes and employee costs, payment of liabilities accrued at year-end related to exited or exiting international operations and a net increase in inventories, which are expected to be drawn down over the year. Partially offsetting these decreases was the collection of accounts receivable in excess of current period accruals.

Occidental’s net cash used by investing activities was $0.6 billion for the first three months of 2016, compared to $2.2 billion for the same period of 2015. Capital expenditures for the first three months of 2016 were $0.6 billion of which $0.5 billion was for the oil and gas segment. The change in capital accrual for the three months ended March 31, 2016 reflected amounts paid in the first quarter of 2016 related to capital expenditures incurred and accrued in the fourth quarter of 2015. Capital expenditures have been significantly reduced in response to the current commodity price environment.

Occidental’s net cash used by financing activities was $77 million for the first three months of 2016, compared to net cash provided by financing activities of $9 million for the same period of 2015. Restricted cash of $1.2 billion was used to pay dividends and repaid $700 million of senior notes in February of 2016. In April 2016, Occidental issued $2.75 billion of senior notes, comprised of $0.4 billion of 2.6-percent senior notes due 2022, $1.15 billion of 3.4-percent senior notes due 2026 and $1.2 billion of 4.4-percent senior notes due 2046. Occidental received net proceeds of approximately $2.72 billion. Interest on the notes will be payable semi-annually in arrears in April and October of each year for each series of notes, beginning on October 15, 2016. The use of proceeds will be for general corporate purposes, including retirement of all $750 million of 4.125-percent notes at maturity in June 2016 and all $1.25 billion of 1.75-percent notes maturing in the first quarter of 2017, which will be redeemed in May 2016 by exercising an early redemption option.

As of March 31, 2016, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Refer to Note 6, Environmental Liabilities and Expenditures, in the Notes to the Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of March 31, 2016 and December 31, 2015 were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2016, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2015 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first three months of 2016 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding other legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2015 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the three months ended March 31, 2016, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

January 1 - 31, 2016	—		$—	—
February 1 - 29, 2016	103,371	(b)	$70.63
March 1 - 31, 2016	—		$—	—
Total	103,371		$70.63	—	63,756,544

(a)
Represents the total number of shares remaining at March 31, 2016 under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 5.     Other Information
On April 29, 2016, the Board of Directors named Vicki A. Hollub, 56, President and Chief Executive Officer of Occidental, completing the previously disclosed succession plan. Ms. Hollub succeeds Mr. Stephen I. Chazen, who stepped down as Chief Executive Officer following Occidental’s 2016 Annual Meeting of Stockholders (the Annual Meeting). There is no arrangement or understanding between Ms. Hollub and any other person pursuant to which she was selected as a director, and there are no related party transactions involving Ms. Hollub that are reportable under Item 404(a) of Regulation S-K. Ms. Hollub’s annual base salary was increased to $1,250,000 effective April 29, 2016.
Ms. Hollub has been an employee of Occidental since 1982, and most recently served as President and Chief Operating Officer. Prior to that, Ms. Hollub was Senior Executive Vice President of Occidental and President - Oxy Oil and Gas; Executive Vice President and President - Oxy Oil and Gas, Americas; and Vice President of Occidental and Executive Vice President, U.S. Operations, Oxy Oil and Gas. She previously served as Executive Vice President, California Operations; and President and General Manager, Permian Basin operations. Ms. Hollub holds a Bachelor of Science degree in Mineral Engineering from the University of Alabama.
The Annual Meeting was held on April 29, 2016. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and the final number of votes cast for, against or withheld, and broker non-votes for each matter are set forth below:

1.	The eleven nominees proposed by the Board of Directors were elected by the following votes:

Nominee	For	Against	Abstain	Broker Non-Votes
Spencer Abraham	440,999,924	156,001,791	4,180,826	74,648,227
Howard I. Atkins	592,493,143	7,993,528	695,870	74,648,227
Eugene L. Batchelder	597,271,520	3,256,401	654,620	74,648,227
Stephen I. Chazen	597,674,356	2,846,184	662,001	74,648,227
John E. Feick	587,238,988	12,065,450	1,878,103	74,648,227
Margaret M. Foran	589,628,559	10,452,529	1,101,453	74,648,227
Carlos M. Gutierrez	595,285,315	5,193,202	704,024	74,648,227
Vicki A. Hollub	598,427,571	1,701,073	1,053,897	74,648,227
William R. Klesse	549,132,564	51,346,345	703,632	74,648,227
Avedick B. Poladian	592,892,110	7,581,832	708,599	74,648,227
Elisse B. Walter	597,197,825	3,296,483	688,233	74,648,227

2.	The advisory vote approving executive compensation was approved. The proposal received 575,505,087 votes for; 19,073,584 votes against; 6,599,638 abstentions and 74,652,459 broker non-votes.

3.	The ratification of the selection of KPMG as independent auditors was approved. The proposal received 671,188,492 votes for; 3,862,273 votes against and 780,003 abstentions.

4.
The stockholder proposal regarding a review of public policy advocacy on climate was not approved. The proposal received 144,584,338 votes for; 373,058,511 votes against; 83,535,432 abstentions and 74,652,487 broker non-votes.

5.
The stockholder proposal regarding a carbon legislation impact assessment was not approved. The proposal received 249,214,918 votes for; 259,442,365 votes against; 92,523,282 abstentions and 74,650,203 broker non-votes.

6.
The stockholder proposal regarding special shareowner meetings was not approved. The proposal received 283,733,165 votes for; 315,577,258 votes against; 1,870,142 abstentions and 74,650,203 broker non-votes.

7.
The stockholder proposal regarding a report on methane emissions and flaring was not approved. The proposal received 157,496,377 votes for; 321,584,877 votes against; 122,099,311 abstentions and 74,650,203 broker non-votes.

Item 6.     Exhibits

4.1*
Indenture, dated as of August 18, 2011, between Occidental and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 15, 2011 (date of earliest event reported), filed August 19, 2011, File No. 1-9210).

4.2*
Officers’ Certificate of Occidental Petroleum Corporation dated April 4, 2016 establishing the 2.600% Senior Notes due 2022, the 3.400% Senior Notes due 2026 and the 4.400% Senior Notes due 2046 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated April 4, 2016 (date of earliest event reported), filed April 4, 2016, File No. 1-9210).

4.3*
Form of 2.600% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated April 4, 2016 (date of earliest event reported), filed April 4, 2016, File No. 1-9210).

4.4*
Form of 3.400% Senior Notes due 2026 (included as Exhibit B to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated April 4, 2016 (date of earliest event reported), filed April 4, 2016, File No. 1-9210).

4.5*
Form of 4.400% Senior Notes due 2046 (included as Exhibit C to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated April 4, 2016 (date of earliest event reported), filed April 4, 2016, File No. 1-9210).

10.1	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award.

10.2	Letter Agreement relating to Dividend Reinvestments with CEO.

10.3	Amended and Restated Occidental Petroleum Corporation Executive Incentive Compensation Plan.

10.4	Sign-on agreement with General Counsel.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2016 and 2015, and for each of the five years in the period ended December 31, 2015.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	May 5, 2016	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX
EXHIBITS

4.1*
Indenture, dated as of August 18, 2011, between Occidental and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 15, 2011 (date of earliest event reported), filed August 19, 2011, File No. 1-9210).

4.2*
Officers’ Certificate of Occidental Petroleum Corporation dated April 4, 2016 establishing the 2.600% Senior Notes due 2022, the 3.400% Senior Notes due 2026 and the 4.400% Senior Notes due 2046 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated April 4, 2016 (date of earliest event reported), filed April 4, 2016, File No. 1-9210).

4.3*
Form of 2.600% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated April 4, 2016 (date of earliest event reported), filed April 4, 2016, File No. 1-9210).

4.4*
Form of 3.400% Senior Notes due 2026 (included as Exhibit B to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated April 4, 2016 (date of earliest event reported), filed April 4, 2016, File No. 1-9210).

4.5*
Form of 4.400% Senior Notes due 2046 (included as Exhibit C to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated April 4, 2016 (date of earliest event reported), filed April 4, 2016, File No. 1-9210).

10.1	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award.

10.2	Letter Agreement relating to Dividend Reinvestments with CEO.

10.3	Amended and Restated Occidental Petroleum Corporation Executive Incentive Compensation Plan.

10.4	Sign-on agreement with General Counsel.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2016 and 2015, and for each of the five years in the period ended December 31, 2015.

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