Form 10-Q
period 2016-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2016-08-03
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common stock $.20 par value	763,926,260

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Amounts in millions)

	2016	2015

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,751	$3,201

Restricted cash	—	1,193

Trade receivables, net	3,113	2,970

Inventories	906	986

Assets held for sale	—	141

Other current assets	1,202	911

Total current assets	8,972	9,402

INVESTMENTS

Investment in unconsolidated entities	1,360	1,267

Available for sale investment	—	167

Total investments	1,360	1,434

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $41,212 at June 30, 2016 and $39,419 at December 31, 2015	31,038	31,639

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,025	934

TOTAL ASSETS	$42,395	$43,409

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Amounts in millions except share amounts)

	2016	2015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$1,450
Accounts payable	3,126	3,069
Accrued liabilities	2,141	2,213
Liabilities of assets held for sale	—	110
Total current liabilities	5,267	6,842

LONG-TERM DEBT, NET	8,331	6,855

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	1,646	1,323
Other	4,050	4,039
	5,696	5,362
STOCKHOLDERS' EQUITY
Common stock, at par value (891,807,415 shares at June 30, 2016 and 891,360,091 shares at December 31, 2015)	178	178
Treasury stock (127,881,155 shares at June 30, 2016 and 127,681,335 shares at December 31, 2015)	(9,136)	(9,121)
Additional paid-in capital	7,697	7,640
Retained earnings	24,661	25,960
Accumulated other comprehensive loss	(299)	(307)
Total stockholders’ equity	23,101	24,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,395	$43,409

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Amounts in millions, except per-share amounts)

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015

REVENUES AND OTHER INCOME
Net sales	$2,531	$3,469	$4,654	$6,558
Interest, dividends and other income	27	26	47	57
Gain (loss) on sale of assets, net	—	19	138	(5)
	2,558	3,514	4,839	6,610
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,244	1,480	2,525	3,037
Selling, general and administrative and other operating expenses	338	347	610	658
Taxes other than on income	74	107	149	214
Depreciation, depletion and amortization	1,070	1,116	2,172	2,145
Asset impairments and related items	—	—	78	324
Exploration expense	27	10	36	18
Interest and debt expense, net	88	8	148	38
	2,841	3,068	5,718	6,434

Income (loss) before income taxes and other items	(283)	446	(879)	176
Benefit (provision) for domestic and foreign income taxes	96	(324)	299	(305)
Income from equity investments	51	58	84	94
Income (loss) from continuing operations	(136)	180	(496)	(35)
Discontinued operations, net	(3)	(4)	435	(7)
NET INCOME (LOSS)	$(139)	$176	$(61)	$(42)

BASIC EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$(0.18)	$0.23	$(0.65)	$(0.04)
Discontinued operations, net	—	—	0.57	(0.01)
BASIC EARNINGS PER COMMON SHARE	$(0.18)	$0.23	$(0.08)	$(0.05)

DILUTED EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$(0.18)	$0.23	$(0.65)	$(0.04)
Discontinued operations, net	—	—	0.57	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$(0.18)	$0.23	$(0.08)	$(0.05)

DIVIDENDS PER COMMON SHARE	$0.75	$0.75	$1.50	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Amounts in millions)

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015

Net income (loss)	$(139)	$176	$(61)	$(42)
Other comprehensive income (loss) items:
Foreign currency translation gains (losses)	—	—	1	(1)
Unrealized gains (losses) on available for sale investment	—	(112)	—	38
Unrealized losses on derivatives (a)	(3)	—	(13)	—
Pension and postretirement gains (b)	7	2	12	4
Reclassification to income of realized losses on derivatives(c)	1	—	8	—
Other comprehensive income (loss), net of tax(d)	5	(110)	8	41
Comprehensive income (loss)	$(134)	$66	$(53)	$(1)

(a)	Net of tax of $1 and $7 for the three and six months ended June 30, 2016, respectively.

(b)	Net of tax of $(4) and $(1) for the three months ended June 30, 2016 and 2015, respectively, and $(7) and $(2) for the six months ended June 30, 2016 and 2015.

(c)	Net of tax of zero and $(4) for the three and six months ended June 30, 2016, respectively.

(d)	There were no other comprehensive income (loss) items related to noncontrolling interests in the three and six months ended 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Amounts in millions)

	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(61)	$(42)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations, net	(435)	7
Depreciation, depletion and amortization of assets	2,172	2,145
Deferred income tax provision	76	139
Other noncash charges to income	37	145
Asset impairments	78	236
(Gain) loss on sale of assets, net	(138)	5
Dry hole expenses	28	3
Changes in operating assets and liabilities, net	(511)	(954)
Other operating, net	(304)	(307)
Operating cash flow from continuing operations	942	1,377
Operating cash flow from discontinued operations	876	(11)
Net cash provided by operating activities	1,818	1,366

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,247)	(3,065)
Change in capital accrual	(209)	(585)
Payments for purchases of assets and businesses	(34)	(43)
Sale of assets, net	260	58
Equity investments and other, net	(104)	(254)
Net cash used by investing activities	(1,334)	(3,889)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	1,193	1,637
Proceeds from long-term debt, net	2,718	1,478
Payment of long-term debt, net	(2,710)	—
Proceeds from issuance of common stock	29	23
Purchases of treasury stock	(15)	(536)
Cash dividends paid	(1,149)	(1,113)
Other, net	—	1
Net cash provided by financing activities	66	1,490

Increase (decrease) in cash and cash equivalents	550	(1,033)
Cash and cash equivalents — beginning of period	3,201	3,789
Cash and cash equivalents — end of period	$3,751	$2,756

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016

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

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2016, and the consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 2016 and 2015, as applicable. The income and cash flows for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

In the second quarter of 2016, Occidental received $330 million as final payment from the settlement with the Republic of Ecuador. In January 2016, Occidental reached an understanding on the terms of payment for the approximate $1.0 billion payable to Occidental by the Republic of Ecuador under a November 2015 International Center for Settlement of Investment Disputes arbitration award. This award relates to Ecuador's 2006 expropriation of Occidental's Participation Contract for Block 15. Occidental recorded a pre-tax gain of $681 million in the first quarter of 2016. The results related to Ecuador were presented as discontinued operations.

In May and June 2016, respectively, Occidental utilized part of the proceeds from the April 2016 senior note offering (described below) to exercise the early redemption option on $1.25 billion of 1.75-percent senior notes due in the first quarter of 2017 and to retire all $750 million of 4.125-percent senior notes that matured in June 2016.

In April 2016, Occidental issued $2.75 billion of senior notes, comprised of $0.4 billion of 2.6-percent senior notes due 2022, $1.15 billion of 3.4-percent senior notes due 2026 and $1.2 billion of 4.4-percent senior notes due 2046. Occidental received net proceeds of approximately $2.72 billion. Interest on the senior notes will be payable semi-annually in arrears in April and October of each year for each series of senior notes, beginning on October 15, 2016. Occidental used a portion of the proceeds to retire debt in May and June 2016, and will use the remaining proceeds for general corporate purposes.

In March 2016, Occidental distributed its remaining shares of California Resources Corporation (California Resources) through a special stock dividend to stockholders of record as of February 29, 2016. Upon distribution, Occidental recorded a $78 million loss to reduce the investment to its fair market value, and Occidental no longer owns any shares of California Resources common stock.

In March 2016, Occidental completed the sale of its Piceance Basin operations in Colorado for $153 million resulting in a pre-tax gain of $121 million. The assets and liabilities related to these operations were presented as held for sale at December 31, 2015, and primarily included property, plant and equipment and current accrued liabilities and asset retirement obligations.

In February 2016, Occidental repaid $700 million of 2.5-percent senior notes that matured.

In January 2016, Occidental completed the sale of its Occidental Tower building in Dallas, Texas, for net proceeds of approximately $85 million. The building was classified as held for sale as of December 31, 2015.

3. Accounting and Disclosure Changes

In March, April, and May of 2016, the Financial Accounting Standards Board ("FASB") amended revenue recognition rules clarifying several aspects of the new revenue recognition standard, previously issued in May 2014. Occidental is currently evaluating the impact of these rules on its financial statements.

In March 2016, the FASB issued rules affecting entities that issue share-based payment awards to their employees. These rules are designed to simplify several aspects of accounting for share-based payment award transactions, including: (1) accounting and cash flow classification for excess tax benefits and deficiencies, (2) forfeitures, and (3) tax withholding requirements and cash flow classification. The rules were adopted for the second quarter of 2016 and did not have a material impact on Occidental's financial statements upon adoption.

In March 2016, the FASB issued an update to eliminate the requirement to retrospectively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The update requires that the equity method investor add the cost of acquiring the additional interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The rules become effective for the interim and annual periods beginning after December 15, 2016. The rules do not have a material impact on Occidental's financial statements upon adoption.

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

4. Supplemental Cash Flow Information

Occidental paid foreign, state and federal income taxes of $288 million and $638 million during the six months ended June 30, 2016 and 2015, respectively. During the second quarter of 2016, Occidental received federal income tax refunds of $302 million as a result of the carryback of net operating losses generated in 2015. Interest paid totaled $154 million and $108 million in each of the six months ended June 30, 2016 and 2015, respectively.

5. Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories as of June 30, 2016, and December 31, 2015, consisted of the following (in millions):

	2016	2015

Raw materials	$73	$73
Materials and supplies	502	568
Finished goods	381	395
	956	1,036

Revaluation to LIFO	(50)	(50)
Total	$906	$986

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

As of June 30, 2016, Occidental participated in or monitored remedial activities or proceedings at 145 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2016, the current portion of which is included in accrued liabilities ($70 million) and the remainder in deferred credits and other liabilities — other ($309 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	33	$27
Third-party sites	65	128
Occidental-operated sites	17	102
Closed or non-operated Occidental sites	30	122
Total	145	$379

As of June 30, 2016, Occidental’s environmental reserves exceeded $10 million each at 11 of the 145 sites described above, and 94 of the sites each had reserves of $1 million or less.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.

Due to the uncertainties surrounding the Maxus-indemnified sites described further under Note 7, Lawsuits, Claims, Commitments and Contingencies, Occidental is currently unable to estimate an amount of reasonably possible losses associated with these sites. For all other sites, Occidental believes its estimable range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $370 million.  For additional information regarding environmental matters, refer to Note 7.

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
During 2014, a New Jersey state court approved Occidental's settlement with the State of New Jersey (the State) to resolve claims asserted by the State against Occidental arising from Occidental’s acquisition of Diamond Shamrock Chemicals Company (DSCC) in 1986. Pursuant to the settlement agreement (the State Settlement), Occidental paid the State $190 million in 2015. As part of the State Settlement, Occidental agreed, under certain circumstances, to perform or fund future work on behalf of the State along a portion of the Passaic River. The State Settlement does not cover any potential Occidental share of costs associated with the EPA’s proposed clean-up plan of the Passaic River as set out in its March 4, 2016 Record of Decision (ROD). During the second quarter of 2016, the EPA sent Occidental a draft Administrative Order on Consent to complete the design of the proposed clean-up plan outlined in the ROD. Negotiations with the EPA are ongoing.
When Occidental acquired DSCC, Maxus Energy Corporation (Maxus), currently a subsidiary of YPF S.A. (YPF), agreed to a broad indemnity for a number of environmental sites, including the Diamond Alkali Superfund Site, which is at issue in the State Settlement and the ROD. As a result, Occidental has been pursuing Maxus and its parent company, YPF, as the alter ego of Maxus, to recover the costs paid by Occidental under the State Settlement and other indemnified costs. Trial on Occidental’s claims against Maxus and YPF was scheduled to begin on June 21, 2016. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Occidental is continuing to pursue claims against Maxus and YPF in the bankruptcy court and other appropriate forums. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with federal clean-up and other costs associated with the Diamond Alkali Superfund Site and other sites.
Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters that satisfy this criteria. Reserve balances for other non-environmental matters that satisfy this criteria as of June 30, 2016 and December 31, 2015 were not material to Occidental's consolidated balance sheets.
Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of outstanding lawsuits, claims and proceedings and has disclosed its estimable range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses for non-environmental matters that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. Occidental's potential obligations for the Maxus-indemnified sites described above, including any potential share of costs associated with the ROD for the Passaic River, are not currently included in such estimates, as the amounts cannot be reasonably estimated at this time for several reasons, including, but not limited to, the existence of other potentially responsible parties, the presence of contaminants of concern that are not associated with DSCC or Occidental's operations, the inherent uncertainties in estimating clean-up costs and the Maxus bankruptcy filing.
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Although taxable years through 2009 for United States federal income tax purposes have been audited by the United States Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program, subsequent taxable years are currently under review. Additionally, in December 2012, Occidental filed United States federal refund claims for tax years 2008 and 2009 that are subject to IRS review. Taxable years from 2002 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions. In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.
OPC, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of June 30, 2016, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three and six months ended June 30, 2016 and 2015 (in millions):

Three months ended June 30	2016		2015
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$2	$5	$2	$7
Interest cost	4	10	5	10
Expected return on plan assets	(6)	—	(7)	—
Recognized actuarial loss	3	6	2	7
Settlement loss	2	—	—	—
Total	$5	$21	$2	$24

Six months ended June 30	2016		2015
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$4	$10	$4	$14
Interest cost	8	20	10	20
Expected return on plan assets	(12)	—	(14)	—
Recognized actuarial loss	6	11	4	14
Settlement loss	2	—	—	—
Total	$8	$41	$4	$48

Occidental contributed approximately $1 million and zero in the three months ended June 30, 2016 and 2015, respectively, and approximately $2 million and $5 million in the six months ended June 30, 2016 and 2015, respectively, to its defined benefit plans.

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

➢
Occidental values commodity derivatives based on a market approach that considers various assumptions, including quoted forward commodity prices and market yield curves. The assumptions used include inputs that are generally unobservable in the marketplace or are observable but have been adjusted based upon various assumptions, and the fair value is designated as Level 3 within the valuation hierarchy.

Occidental generally uses an income approach to measure fair value when observable inputs are unavailable. This approach utilizes management’s judgments regarding expectations of projected cash flows, and discounts those cash flows using a risk adjusted discount rate.

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2016 and December 31, 2015 (in millions):

Fair Value Measurements at June 30, 2016:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$94	$31	$—	$(85)	$40
Liabilities:
Commodity derivatives	$116	$304	$—	$(100)	$320

Fair Value Measurements at December 31, 2015:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$557	$87	$—	$(535)	$109
Available for sale investment	$167	$—	$—	$—	$167
Liabilities:
Commodity derivatives	$544	$404	$—	$(525)	$423

Fair Values — Nonrecurring

During the three and six months ended June 30, 2016, Occidental did not have any assets or liabilities measured at fair value on a nonrecurring basis. The following table provides fair value measurement for such proved domestic and international oil and gas properties that are measured on a nonrecurring basis as of December 31, 2015. The impairment tests, including the fair value estimation, incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves as of balance sheet date and, where applicable, contractual prices, estimates of oil and gas reserves, estimates of future expected operating and development costs, and a risk adjusted discount rate of 8 to 20 percent. These properties were impacted by persistently low worldwide oil and natural gas prices and changing development plans. Occidental used the income approach to measure the fair value of these properties, using inputs categorized as Level 3 in the fair value hierarchy.

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

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair value of Occidental’s debt as of June 30, 2016,and December 31, 2015, was $9.1 billion and $8.4 billion, respectively, and its carrying value net of unamortized discount as of June 30, 2016 and December 31, 2015, was $8.3 billion. The majority of Occidental's debt is classified as Level 1, with $273 million classified as Level 2.

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

Cash-Flow Hedges

Occidental's marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental's North American leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes through March 2017. As of June 30, 2016, Occidental had approximately 6 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 6 billion cubic feet of stored natural gas. As of December 31, 2015, Occidental had approximately 13 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 14 billion cubic feet of stored natural gas. The following table summarizes Occidental’s other comprehensive income related to derivatives for the three and six months ended June 30, 2016 and June 30, 2015:

	After-tax
	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Unrealized losses on derivatives	$(2)	$—	$(14)	$—
Reclassification to income of realized loss on derivatives	$—	$—	$7	$—

Derivatives Not Designated as Hedging Instruments

The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of June 30, 2016 and December 31, 2015:

	Net Outstanding Position
	Long / (Short)
Commodity	2016	2015
Oil (million barrels)	149	83
Natural gas (billion cubic feet)	(71)	(58)
Carbon dioxide (billion cubic feet)	571	603

The volumes in the table above exclude contracts tied to index prices, for which the fair value, if any, is minimal at any point in time. These excluded contracts do not expose Occidental to price risk because the contract prices fluctuate with index prices.

Occidental fulfills short positions through its own production or by third-party purchase contracts. Subsequent to June 30, 2016, Occidental entered into purchase contracts for a substantial portion of the short positions outstanding at quarter end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $38 million and $45 million of net gains from derivatives not designated as hedging instruments were recognized in net sales for the three months ended June 30, 2016 and 2015, respectively. Approximately $26 million of net gains and $44 million of net losses from derivatives not designated as hedging instruments were recognized in net sales for the six months ended June 30, 2016 and 2015, respectively.

Fair Value of Derivatives

The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of June 30, 2016 and December 31, 2015 (in millions):

	Asset Derivatives	Fair	Liability Derivatives	Fair
June 30, 2016	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges(a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$4

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	117	Accrued liabilities	190
	Long-term receivables and other assets, net	8	Deferred credits and other liabilities	227
		125		417
Total gross fair value		125		421
Less: counterparty netting and cash collateral (b,d)		(85)		(101)
Total net fair value of derivatives		$40		$320

	Asset Derivatives	Fair	Liability Derivatives	Fair
December 31, 2015	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges(a)
Commodity contracts	Other current assets	$9	Accrued liabilities	$1

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	626	Accrued liabilities	672
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	275
		635		947
Total gross fair value		644		948
Less: counterparty netting and cash collateral (c,d)		(535)		(525)
Total net fair value of derivatives		$109		$423

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of June 30, 2016, collateral received of zero has been netted against the derivative assets, and collateral paid of $15 million has been netted against derivative liabilities.

(c)	As of December 31, 2015, collateral received of $14 million has been netted against derivative assets, and collateral paid of $4 million has been netted against derivative liabilities.

(d)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $44 million and $3 million deposited by Occidental has not been reflected in these derivative fair value tables as of June 30, 2016 and December 31, 2015, respectively. This collateral is included in other current assets in the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

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
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2016 and December 31, 2015.

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

The following tables present Occidental’s industry segments (in millions):

	Oil		Midstream	Corporate
	and		and	and
	Gas	Chemical	Marketing	Eliminations		Total
Three months ended June 30, 2016
Net sales	$1,625	$908	$141	$(143)		$2,531
Pre-tax operating profit (loss)	$(117)	$88	$(58)	$(145)	(a)	$(232)
Income taxes	—	—	—	96	(b)	96
Discontinued operations, net	—	—	—	(3)		(3)
Net income (loss)	$(117)	$88	$(58)	$(52)		$(139)

Three months ended June 30, 2015
Net sales	$2,342	$1,030	$294	$(197)		$3,469
Pre-tax operating profit (loss)	$355	$136	$87	$(74)	(a)	$504
Income taxes	—	—	—	(324)	(b)	(324)
Discontinued operations, net	—	—	—	(4)		(4)
Net income (loss)	$355	$136	$87	$(402)		$176

	Oil			Midstream	Corporate
	and			and	and
	Gas		Chemical	Marketing	Eliminations		Total
Six months ended June 30, 2016
Net sales	$2,900		$1,798	$274	$(318)		$4,654
Pre-tax operating profit (loss)	$(602)		$302	$(153)	$(342)	(a)	$(795)
Income taxes	—		—	—	299	(b)	299
Discontinued operations, net	—		—	—	435		435
Net income (loss)	$(602)		$302	$(153)	$392		$(61)

Six months ended June 30, 2015
Net sales	$4,351		$2,030	$491	$(314)		$6,558
Pre-tax operating profit (loss)	$89	(c)	$275	$72	$(166)	(a,c)	$270
Income taxes	—		—	—	(305)	(b)	(305)
Discontinued operations, net	—		—	—	(7)		(7)
Net income (loss)	$89		$275	$72	$(478)		$(42)

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 (in millions, except per-share amounts):

	Three months ended June 30		Six months ended June 30

	2016	2015	2016	2015
Basic EPS
Income (loss) from continuing operations	$(136)	$180	$(496)	$(35)
Discontinued operations, net	(3)	(4)	435	(7)
Net income (loss)	(139)	176	(61)	(42)

Less: Net income allocated to participating securities	—	—	—	—
Net income (loss), net of participating securities	(139)	176	(61)	(42)

Weighted average number of basic shares	763.6	766.4	763.5	768.0
Basic EPS	$(0.18)	$0.23	$(0.08)	$(0.05)

Diluted EPS
Net income (loss), net of participating securities	$(139)	$176	$(61)	$(42)
Weighted average number of basic shares	763.6	766.4	763.5	768.0
Dilutive effect of potentially dilutive securities	—	0.2	—	—
Total diluted weighted average common shares	763.6	766.6	763.5	768.0
Diluted EPS	$(0.18)	$0.23	$(0.08)	$(0.05)

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

Consolidated Results of Operations

Occidental reported a net loss from continuing operations of $136 million for the second quarter of 2016 on net sales of $2.5 billion, compared to net income from continuing operations of $180 million on net sales of $3.5 billion for the second quarter of 2015. Diluted loss per share from continuing operations was $0.18 for the second quarter of 2016, compared to diluted earnings of $0.23 per share for the second quarter of 2015.

Occidental reported a net loss from continuing operations of $496 million for the first six months of 2016 on net sales of $4.7 billion, compared to a net loss of $35 million on net sales of $6.6 billion for the same period in 2015. Diluted loss per share from continuing operations was $0.65 per share for the first six months of 2016, compared to a loss per share of $0.04 for the same period of 2015. Income from discontinued operations was $435 million or $0.57 per share for the first six months of 2016, compared with a loss of $7 million or $0.01 per share for the same period of 2015.

The net losses from continuing operations in the three and six months ended June 30, 2016, when compared to the same periods in 2015, reflect the impact of lower realized commodity prices in the oil and gas and chemical segments and lower marketing margins due to unfavorable Permian to Gulf Coast differentials. The lower prices were partially offset by lower per-barrel operating costs and lower chemical raw material and energy costs. Income from discontinued operations for the six months ended June 30, 2016, resulted from the settlement from the Republic of Ecuador under a November 2015 arbitration award.

Selected Statements of Operations Items

Net sales decreased for the three and six months ended June 30, 2016, compared to the same periods in 2015, due to lower realized commodity prices. Gain (loss) on sale of assets, net, for the six months ended June 30, 2016, primarily reflected a gain on the sale of the Piceance Basin operations in Colorado of $121 million and a gain on the sale of the Occidental Tower building in Dallas of $57 million.

Compared to the same periods in 2015, cost of sales for the three and six months ended June 30, 2016 reflected lower oil and gas production costs, mainly from maintenance and support activities and lower raw material and energy costs for the chemical business.

Asset impairments and related items for the six months ended June 30, 2016, reflected impairment charges of $78 million related to the special stock dividend of California Resources shares. Asset impairments and related items for the six months ended June 30, 2015, reflected impairment charges for Occidental's South Texas Eagle Ford non-operated properties, investments in Yemen, mark-to-market losses on a CO2 purchase contract and rig idling and termination fees.

Lower taxes other than on income for the three and six months ended June 30, 2016, compared to the same periods of 2015, reflected lower production and ad valorem taxes, which are mostly tied to oil and gas prices.

Higher interest and debt expense, net for the three and six months ended June 30, 2016, compared to the same periods of 2015, reflected lower capitalized interest as well as additional interest accrued for senior notes issued in April 2016 and a premium on the early retirement in May 2016 of the $1.25 billion of 1.75-percent senior notes due February 2017.

The domestic and foreign income tax benefit for the three and six months ended June 30, 2016, compared to income tax provisions in the same periods of 2015, are due to higher pre-tax operating losses in 2016 compared to 2015 and the relinquishment of foreign exploration blocks.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents and restricted cash.

The increase in trade receivables, net, at June 30, 2016, compared to December 31, 2015, was due to an increase in oil and gas realized prices. The decrease in assets held for sale and available for sale investment reflect the sale of Piceance operations in Colorado and the Occidental Tower in Dallas, and the distribution of Occidental's remaining California Resources common stock to its shareholders. The increase in investments in unconsolidated entities is primarily a result of capital contributions associated with the joint venture for the ethylene cracker at the OxyChem Ingleside facility. The decrease in property, plant and equipment, net, is primarily the result of DD&A, offset partially by Occidental's capital spending of $1.2 billion in the first half of 2016.

Current maturities of long-term debt at June 30, 2016, decreased from December 31, 2015, due to the payments of $700 million 2.5-percent senior notes due February 2016 and $750 million 4.125-percent senior notes due June 2016. The increase in long-term debt, net since December 31, 2015 is the result of the issuance of $2.75 billion of senior notes in April 2016, partially offset by the early redemption in May 2016 of $1.25 billion 1.75-percent senior notes due February 2017.

The decrease in accrued liabilities at June 30, 2016, is due to first quarter payments of ad-valorem taxes. Liabilities of assets held for sale as of June 30, 2016, decreased due to the sale of Piceance operations in Colorado.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Net Sales (a)
Oil and Gas	$1,625	$2,342	$2,900	$4,351
Chemical	908	1,030	1,798	2,030
Midstream and Marketing	141	294	274	491
Eliminations	(143)	(197)	(318)	(314)
	$2,531	$3,469	$4,654	$6,558
Segment Results (b)
Oil and Gas	$(117)	$355	$(602)	$89
Chemical	88	136	302	275
Midstream and Marketing	(58)	87	(153)	72
	(87)	578	(453)	436
Unallocated Corporate Items (b)
Interest expense, net	(84)	(7)	(141)	(35)
Income tax benefit (provision)	96	(324)	299	(305)
Other expense, net	(61)	(67)	(201)	(131)

Income (loss) from continuing operations	(136)	180	(496)	(35)
Discontinued operations, net	(3)	(4)	435	(7)
Net Income (loss)	$(139)	$176	$(61)	$(42)

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

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015

Oil and Gas
Asset sales gains and other	$—	$18	$23	$5
Asset impairments and related items - Domestic	—	14	—	(250)
Asset impairments and related items - International	—	(1)	—	(47)
Total Oil and Gas	$—	$31	$23	$(292)

Chemical
Asset sales gains	$—	$—	$88	$—
Total Chemical	$—	$—	$88	$—

Midstream and Marketing
Total Midstream and Marketing	$—	$3	$—	$(7)

Corporate
Asset impairments and related items	—	—	(78)	—
Spin-off costs and related items	—	(6)	—	(20)
Asset sales losses	—	—	—	(11)
Tax effect of pre-tax adjustments (a)	—	(13)	33	99
Discontinued operations, net (b)	(3)	(4)	435	(7)
Total Corporate	$(3)	$(23)	$390	$61

Total	$(3)	$11	$501	$(238)

(a) The 2016 amount included benefits for the relinquishment of foreign exploration blocks.
(b) Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015

Oil and Gas results	$(117)	$355	$(602)	$89
Chemical results	88	136	302	275
Midstream and Marketing results	(58)	87	(153)	72
Unallocated corporate items	(145)	(74)	(342)	(166)
Pre-tax income (loss)	(232)	504	(795)	270

Income tax benefit (provision)
Federal and state	234	47	525	172
Foreign	(138)	(371)	(226)	(477)
Total	96	(324)	299	(305)

Income (loss) from continuing operations	$(136)	$180	$(496)	$(35)

Worldwide effective tax rate	41%	64%	38%	113%

Occidental's worldwide effective tax rate of 38 percent for the six months ended June 30, 2016 is lower than the comparative period of 2015 due to the mix of domestic operating losses and foreign operating income, as well as the current year domestic tax benefit associated with the relinquishment of foreign exploration blocks. Excluding the impact of asset sales and other nonrecurring items, Occidental's worldwide effective tax rate for the six months ended June 30, 2016 would be 32 percent.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and six months ended June 30, 2016 and 2015.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended June 30		Six months ended June 30
Production Volumes per Day	2016	2015	2016	2015

Oil (MBBL)
United States	190	205	193	201
Middle East/North Africa	168	188	175	189
Latin America	34	40	36	39
NGLs (MBBL)
United States	52	55	54	55
Middle East/North Africa	30	12	26	11
Natural Gas (MMCF)
United States	357	437	372	441
Middle East/North Africa	708	498	648	488
Latin America	8	10	8	11
Total Production Volumes (MBOE) (a)	653	658	655	652

	Three months ended June 30		Six months ended June 30
Sales Volumes per Day	2016	2015	2016	2015

Oil (MBBL)
United States	190	205	193	201
Middle East/North Africa	172	192	177	188
Latin America	38	35	36	35
NGLs (MBBL)
United States	52	55	54	55
Middle East/North Africa	29	12	25	11
Natural Gas (MMCF)
United States	357	437	372	441
Middle East/North Africa	708	498	648	488
Latin America	8	10	8	11
Total Sales Volumes (MBOE) (a)	660	657	656	647
(See footnote following the table below)

The following tables set forth the production and sales volumes of ongoing operations for oil, NGLs and natural gas per day for the three and six months ended June 30, 2016 and 2015, this excludes operations sold, exited or exiting.

	Three months ended June 30		Six months ended June 30
Production Volumes per Day	2016	2015	2016	2015

Oil (MBBL)
United States (b)	190	188	193	184
Middle East/North Africa (c)	162	157	162	154
Latin America	34	40	36	39
NGLs (MBBL)
United States (b)	52	51	53	51
Middle East/North Africa	30	12	26	11
Natural Gas (MMCF)
United States (b)	357	357	350	358
Middle East/North Africa (c)	481	258	420	246
Latin America	8	10	8	11
Total Production Ongoing Operations (MBOE)	609	552	599	542
Operations Sold, Exited and Exiting	44	106	56	110
Total Production Volumes (MBOE) (a)	653	658	655	652

	Three months ended June 30		Six months ended June 30
Sales Volumes per Day	2016	2015	2016	2015

Oil (MBBL)
United States (b)	190	188	193	184
Middle East/North Africa (d)	166	157	164	156
Latin America	38	35	36	35
NGLs (MBBL)
United States (b)	52	51	53	51
Middle East/North Africa	29	12	25	11
Natural Gas (MMCF)
United States (b)	357	357	350	358
Middle East/North Africa (d)	481	258	420	246
Latin America	8	10	8	11
Total Sales Ongoing Operations (MBOE)	616	547	600	540
Operations Sold, Exited and Exiting	44	110	56	107
Total Sales Volumes (MBOE) (a)	660	657	656	647
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Natural gas volumes have been converted to thousands of barrels of oil equivalent (MBOE) based on energy content of six million cubic feet (MMCF) of gas to one thousand barrels of oil (MBOE). Barrels of oil equivalence does not necessarily result in price equivalence.
(b) Excludes 17 MBBL, 4 MBBL and 80 MMCF of oil, NGLs and gas for the three months ended June 30, 2015 related to Williston and Piceance. Excludes 22 MMCF of gas for the six months ended June 30, 2016, related to Piceance and 17 MBBL, 4 MBBL and 83 MMCF of oil, NGLs, and gas for the six months ended June 30, 2015, related to Williston and Piceance.
(c) Excludes 6 MBBL and 227 MMCF of oil and gas for the three months ended June 30, 2016 and 31 MMBL and 240 MMCF of oil and gas for the three months ended June 30, 2015, related to Bahrain, Iraq and Yemen. Excludes 13 MBBL and 228 MMCF of oil and gas for the six months ended June 30, 2016, and 35 MMBL and 242 MMCF of oil and gas for the six months ended June 30, 2015, related to Bahrain, Iraq and Yemen.
(d) Excludes 6 MBBL and 227 MMCF of oil and gas for the three months ended June 30, 2016 and 35 MMBL and 240 MMCF of oil and gas for the three months ended June 30, 2015, related to Bahrain, Iraq and Yemen. Excludes 13 MBBL and 228 MMCF of oil and gas for the six months ended June 30, 2016, and 32 MMBL and 242 MMCF of oil and gas for the six months ended June 30, 2015, related to Bahrain, Iraq and Yemen.

The following tables present information about Occidental's average realized prices and index prices for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30		Six months ended June 30
Average Realized Prices	2016	2015	2016	2015
Oil ($/BBL)
United States	$41.43	$52.64	$35.33	$48.25
Middle East/North Africa	$37.80	$56.48	$33.66	$55.27
Latin America	$39.26	$55.19	$33.72	$51.43
Total Worldwide	$39.66	$54.55	$34.46	$51.60
NGLs ($/BBL)
United States	$14.25	$17.32	$12.04	$17.32
Middle East/North Africa	$15.21	$21.38	$14.38	$21.46
Total Worldwide	$14.59	$18.06	$12.80	$18.01
Natural Gas ($/MCF)
United States	$1.46	$2.09	$1.48	$2.29
Latin America	$3.36	$5.49	$3.76	$4.98
Total Worldwide	$1.26	$1.48	$1.26	$1.57

	Three months ended June 30		Six months ended June 30
Average Index Prices	2016	2015	2016	2015
WTI oil ($/BBL)	$45.59	$57.94	$39.52	$53.29
Brent oil ($/BBL)	$46.97	$63.50	$41.03	$59.33
NYMEX gas ($/MCF)	$1.97	$2.73	$2.02	$2.90

Average Realized Prices as Percentage of Average Index Prices	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Worldwide oil as a percentage of average WTI	87%	94%	87%	97%
Worldwide oil as a percentage of average Brent	84%	86%	84%	87%
Worldwide NGLs as a percentage of average WTI	32%	31%	32%	34%
Domestic natural gas as a percentage of average NYMEX	74%	77%	73%	79%

Oil and gas segment losses were $117 million for the second quarter of 2016, compared with segment earnings of $355 million for the second quarter of 2015. The decrease in earnings was mainly due to lower commodity prices for all products, partially offset by lower operating costs.

Total average daily production volumes were 653,000 BOE for the second quarter of 2016 compared to 658,000 BOE for the second quarter of 2015. Occidental completed the sale of the Piceance Basin assets on March 1, 2016, and continues to reduce its exposure to non-core operations in the Middle East/North Africa, including Bahrain, Iraq and Yemen. These domestic and international operations produced average daily volumes of 44,000 BOE and 106,000 BOE in the second quarters of 2016 and 2015, respectively. For the second quarter of 2016, total company average daily oil and gas production volumes for ongoing operations increased by 57,000 barrels of oil equivalent (BOE) to 609,000 BOE from 552,000 BOE in the second quarter of 2015. Compared to the second quarter of 2015, domestic average daily production for ongoing operations increased by 4,000 BOE to 302,000 BOE in the second quarter of 2016 with Permian Resources increasing by 17,000 BOE, which was partially offset by lower natural gas and NGL production in South Texas. International average daily production for ongoing operations increased to 307,000 BOE in the second quarter of 2016 from 254,000 BOE in the second quarter of 2015. The increase in international production is primarily attributable to Al Hosn, which was not fully operational in the second quarter of 2015, in addition to Oman's Block 62 production which commenced in 2016.

Worldwide commodity prices for the second quarter of 2016 were lower than the second quarter of 2015. The average quarterly WTI and Brent prices decreased to $45.59 per barrel and $46.97 per barrel, respectively, for the second quarter of 2016, compared to $57.94 per barrel and $63.50 per barrel, respectively, for the second quarter of 2015. Worldwide realized crude oil prices declined by 27 percent to $39.66 per barrel for the second quarter of 2016, compared to $54.55 per barrel in the second quarter of 2015. Worldwide realized NGL prices decreased by 19 percent to $14.59 per barrel in the second quarter of 2016, compared to $18.06 per barrel in the second quarter of 2015. Domestic realized natural gas prices decreased by 30 percent in the second quarter of 2016 to $1.46 per MCF, compared to $2.09 per MCF in the second quarter of 2015.

Oil and gas segment losses were $602 million for the first six months of 2016, compared with segment earnings of $89 million for the same period of 2015. The decrease in earnings was mainly due to lower commodity prices, partially offset by lower operating costs.

Total average daily production volumes for the first six months of 2016 and 2015 were 655,000 BOE and 652,000 BOE, respectively. For the first six months of 2016 and 2015, non-core operations produced average daily volumes of 56,000 BOE and 110,000 BOE, respectively. For the first six months of 2016, total company average daily oil and gas production volumes for ongoing operations increased by 57,000 barrels of oil equivalent (BOE) to 599,000 BOE from 542,000 BOE for the first six months of 2015. Domestic average daily production for ongoing operations increased by 9,000 BOE for the first six months of 2016 as compared to the first six months of 2015 with Permian Resources increasing by 23,000 BOE, which was partially offset by lower natural gas and NGL production in South Texas. International average daily production increased to 295,000 BOE for the first six months of 2016 from 247,000 BOE for the first six months 2015. The increase in international production mainly comes from Al Hosn, which was not fully operational in the first half of 2015.

Worldwide commodity prices for the first six months of 2016 were lower than the same period of 2015. Worldwide realized crude oil prices declined by 33 percent to $34.46 per barrel for the first six months of 2016, compared to $51.60 per barrel for the same period of 2015. Worldwide realized NGL prices decreased by 29 percent to $12.80 per barrel for the first six months of 2016, compared to $18.01 per barrel for the same period of 2015. Domestic realized natural gas prices decreased by 35 percent for the first six months of 2016 to $1.48 per MCF, compared to $2.29 per MCF for the same period of 2015.

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

The calculated average first-day-of-the-month West Texas Intermediate oil price and Henry Hub natural gas price were $40.54 per barrel and $2.25 per MMBtu, respectively, for the first seven months of 2016 as compared to $50.28 per barrel and $2.66 per MMBtu for the twelve months of 2015. To the extent that commodity prices remain at current or lower levels throughout 2016, a portion of proved reserves could be deemed uneconomic and no longer classified as proved.

Chemical Segment

Chemical segment earnings for the three and six months ended June 30, 2016, were $88 million and $302 million, respectively, compared to $136 million and $275 million for the same period of 2015. Excluding gains of $88 million for the sale of chemical assets in the first six months of 2016, the lower earnings in 2016 compared to the same period in 2015 reflected lower average sales prices for most product lines and lower demand for calcium chloride, partially offset with lower ethylene and energy costs.

Midstream and Marketing Segment

Midstream and marketing losses were $58 million and $153 million for the three and six months ended June 30, 2016, respectively, compared to segment earnings of $87 million and $72 million for the same periods of 2015. The lower results reflected lower marketing margins due to unfavorable Permian to Gulf Coast differentials.

Liquidity and Capital Resources

At June 30, 2016, Occidental had $3.8 billion in cash. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. In the first six months of 2016, Occidental significantly reduced its capital expenditures compared to the prior year period. With a continued reduction in capital expenditures and forecasted operational improvements, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments and, if necessary, through future borrowings or proceeds from other forms of capital issuance.

Net cash provided by operating activities was $1.8 billion and $1.4 billion for the six months ended June 30, 2016 and 2015, respectively. The 2016 amount includes $0.9 billion in operating cash flows from discontinued operations related to the Ecuador settlement. Cash flows were negatively impacted by significantly lower realized prices for all oil and natural gas commodities in the first half of 2016 as compared to the same period in 2015; however, operating cost reductions as well as cash receipts of $882 million for the Ecuador settlement and $302 million of federal income tax refunds more than offset the effect of lower commodity prices. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller. The $0.5 billion decrease of working capital was related to the cyclical payments of property taxes and employee costs, payment of liabilities accrued at year-end related to exited or exiting international operations, and decreases in inventory and receivables.

Occidental’s net cash used by investing activities was $1.3 billion for the first six months of 2016, compared to $3.9 billion for the same period of 2015. Capital expenditures for the first six months of 2016 were $1.2 billion of which $0.9 billion was for the oil and gas segment, compared to $3.1 billion for the first six months of 2015 of which $2.7 billion was for the oil and gas segment. The change in capital accrual for both periods reflected amounts paid in the first half of the current year related to capital expenditures incurred and accrued in the fourth quarter of the preceding year. Capital expenditures have been significantly reduced in response to the current commodity price environment.

Occidental’s net cash provided by financing activities was $66 million for the first six months of 2016, compared to $1.5 billion for the same period of 2015. Restricted cash of $1.2 billion and $1.6 billion was used to pay dividends and repay debt in the first six months of 2016 and 2015, respectively. In the first six months of 2016 and 2015, Occidental issued $2.75 billion and $1.5 billion of senior notes, respectively. In the first six months of 2016, Occidental repaid $700 million of 2.5-percent senior notes due February 2016 and $750 million of 4.125-percent senior notes due June 2016, and early redeemed $1.25 billion of 1.75-percent senior notes due February 2017.

As of June 30, 2016, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of June 30, 2016, and December 31, 2015, were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses which it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2016, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2015 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first six months of 2016 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding other legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2015 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the six months ended June 30, 2016, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2016	103,371	(b)	$70.63	—
April 1 - 30, 2016	—		$—	—
May 1 - 31, 2016	96,449	(b)	$76.06	—
June 1 - 30, 2016	—		$—	—
Second quarter 2016	96,449		76.06	—
Total	199,820		$73.25	—	63,756,544

(a)
Represents the total number of shares remaining at June 30, 2016, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors.

10.2	Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors.

10.3	Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award.

10.4	Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended June 30, 2016 and 2015, and for each of the five years in the period ended December 31, 2015.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	August 3, 2016	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX
EXHIBITS

10.1	Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors.

10.2	Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors.

10.3	Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award.

10.4	Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended June 30, 2016 and 2015, and for each of the five years in the period ended December 31, 2015.

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