Form 10-Q
period 2016-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2016-11-01
CIK 797468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2016
Common stock $.20 par value	764,188,495

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Amounts in millions)

	2016	2015

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,180	$3,201

Restricted cash	—	1,193

Trade receivables, net	3,521	2,970

Inventories	927	986

Assets held for sale	—	141

Other current assets	1,083	911

Total current assets	8,711	9,402

INVESTMENTS

Investment in unconsolidated entities	1,420	1,267

Available for sale investment	—	167

Total investments	1,420	1,434

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $42,076 at September 30, 2016 and $39,419 at December 31, 2015	30,419	31,639

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,080	934

TOTAL ASSETS	$41,630	$43,409

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Amounts in millions except share amounts)

	2016	2015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$1,450
Accounts payable	3,392	3,069
Accrued liabilities	2,296	2,213
Liabilities of assets held for sale	—	110
Total current liabilities	5,688	6,842

LONG-TERM DEBT, NET	8,333	6,855

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	1,411	1,323
Other	3,902	4,039
	5,313	5,362
STOCKHOLDERS' EQUITY
Common stock, at par value (892,165,801 shares at September 30, 2016 and 891,360,091 shares at December 31, 2015)	178	178
Treasury stock (127,977,306 shares at September 30, 2016 and 127,681,335 shares at December 31, 2015)	(9,143)	(9,121)
Additional paid-in capital	7,719	7,640
Retained earnings	23,836	25,960
Accumulated other comprehensive loss	(294)	(307)
Total stockholders’ equity	22,296	24,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,630	$43,409

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Amounts in millions, except per-share amounts)

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015

REVENUES AND OTHER INCOME
Net sales	$2,648	$3,116	$7,302	$9,674
Interest, dividends and other income	25	31	72	88
Gain on disposal of assets, net	60	99	198	94
	2,733	3,246	7,572	9,856
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,338	1,413	3,863	4,450
Selling, general and administrative and other operating expenses	316	292	926	950
Taxes other than on income	61	79	210	293
Depreciation, depletion and amortization	1,046	1,123	3,218	3,268
Asset impairments and related items	221	3,397	299	3,721
Exploration expense	9	5	45	23
Interest and debt expense, net	68	48	216	86
	3,059	6,357	8,777	12,791

Loss before income taxes and other items	(326)	(3,111)	(1,205)	(2,935)
Benefit from domestic and foreign income taxes	30	445	329	140
Income from equity investments	58	60	142	154
Loss from continuing operations	(238)	(2,606)	(734)	(2,641)
Discontinued operations, net	(3)	(3)	432	(10)
NET LOSS	$(241)	$(2,609)	$(302)	$(2,651)

BASIC EARNINGS PER COMMON SHARE
Loss from continuing operations	$(0.31)	$(3.41)	$(0.96)	$(3.45)
Discontinued operations, net	(0.01)	(0.01)	0.56	(0.01)
BASIC EARNINGS PER COMMON SHARE	$(0.32)	$(3.42)	$(0.40)	$(3.46)

DILUTED EARNINGS PER COMMON SHARE
Loss from continuing operations	$(0.31)	$(3.41)	$(0.96)	$(3.45)
Discontinued operations, net	(0.01)	(0.01)	0.56	(0.01)
DILUTED EARNINGS PER COMMON SHARE	$(0.32)	$(3.42)	$(0.40)	$(3.46)

DIVIDENDS PER COMMON SHARE	$0.76	$0.75	$2.26	$2.22

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Amounts in millions)

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015

Net loss	$(241)	$(2,609)	$(302)	$(2,651)
Other comprehensive income (loss) items:
Foreign currency translation gains (losses)	—	(1)	1	(2)
Unrealized losses on available for sale investment	—	(246)	—	(208)
Unrealized gains (losses) on derivatives (a)	1	2	(12)	2
Pension and postretirement gains (b)	4	1	16	5
Reclassification to income of realized losses on derivatives(c)	—	1	8	1
Other comprehensive income (loss), net of tax	5	(243)	13	(202)
Comprehensive loss	$(236)	$(2,852)	$(289)	$(2,853)

(a)	Net of tax of $(1) and $(1) for the three months ended September 30, 2016 and 2015, respectively, and $6 and $(1) for the nine months ended September 30, 2016 and 2015, respectively.

(b)	Net of tax of $(2) and $(1) for the three months ended September 30, 2016 and 2015, respectively, and $(9) and $(3) for the nine months ended September 30, 2016 and 2015, respectively.

(c)	Net of tax of zero for the three months ended September 30, 2016 and 2015, respectively, and $(4) and zero for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Amounts in millions)

	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(302)	$(2,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations, net	(432)	10
Depreciation, depletion and amortization of assets	3,218	3,268
Deferred income tax benefit	(162)	(417)
Other noncash charges to income	79	359
Asset impairments and related items	139	3,364
Gain on sale of assets, net	(198)	(94)
Undistributed earnings from affiliates	(4)	(3)
Dry hole expenses	33	4
Changes in operating assets and liabilities, net	(460)	(938)
Other operating, net	(313)	(499)
Operating cash flow from continuing operations	1,598	2,403
Operating cash flow from discontinued operations	870	(17)
Net cash provided by operating activities	2,468	2,386

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,845)	(4,192)
Change in capital accrual	(207)	(652)
Purchase of businesses and assets, net	(82)	(52)
Proceeds from sale of assets and equity investments, net	323	151
Equity investments and other, net	(165)	(373)
Net cash used by investing activities	(1,976)	(5,118)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	1,193	2,254
Proceeds from long-term debt, net	2,718	1,478
Payment of long-term debt, net	(2,710)	—
Proceeds from issuance of common stock	32	34
Purchases of treasury stock	(22)	(586)
Cash dividends paid	(1,724)	(1,690)
Net cash (used) provided by financing activities	(513)	1,490

Decrease in cash and cash equivalents	(21)	(1,242)
Cash and cash equivalents — beginning of period	3,201	3,789
Cash and cash equivalents — end of period	$3,180	$2,547

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2016, and the consolidated statements of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2016 and 2015, as applicable. The income and cash flows for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

In September 2016, Occidental completed the sale of its South Texas Eagle Ford non-operated properties for $63 million resulting in a pre-tax gain of $59 million.

In September 2016, Occidental sought government approvals to sell its operations in Libya. Occidental recorded a pre-tax impairment charge of $112 million to write down the value of its Libya operations.

In August 2016, Occidental terminated crude oil supply agreements at a cost of $160 million.

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

In April 2016, Occidental issued $2.75 billion of senior notes, comprised of $0.4 billion of 2.6-percent senior notes due 2022, $1.15 billion of 3.4-percent senior notes due 2026 and $1.2 billion of 4.4-percent senior notes due 2046. Occidental received net proceeds of approximately $2.72 billion. Interest on the senior notes is payable semi-annually in arrears in April and October of each year for each series of senior notes, beginning on October 15, 2016. Occidental used a portion of the proceeds to retire debt in May and June 2016, and will use the remaining proceeds for general corporate purposes.

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

In January 2016, Occidental completed the sale of its Occidental Tower building in Dallas, Texas, for net proceeds of approximately $85 million, resulting in a pre-tax gain of $57 million. The building was classified as held for sale as of December 31, 2015.

3. Accounting and Disclosure Changes

In October 2016, the Financial Accounting Standards Board ("FASB") issued new guidance related to the income tax consequences of intra-entity transfers of assets other than inventory. The rules become effective for the interim and annual periods beginning after December 15, 2017. Occidental is currently evaluating the impact of these rules on its financial statements.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. The rules become effective for the interim and annual periods beginning after December 15, 2017. Occidental is currently evaluating the impact of these rules on its financial statements.

In March, April, and May of 2016, the FASB issued updates clarifying several aspects of the new revenue recognition standard, previously issued in May 2014. Occidental is currently evaluating the impact of these rules on its financial statements.

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

4. Supplemental Cash Flow Information

Occidental paid foreign, state and federal income taxes of $442 million and $848 million during the nine months ended September 30, 2016 and 2015, respectively. During the first nine months of 2016, Occidental received federal income tax refunds of $302 million as a result of the carryback of net operating losses generated in 2015. Interest paid totaled $224 million and $198 million during the nine months ended September 30, 2016 and 2015, respectively.

5. Inventories

A portion of inventories is valued under the LIFO method.  The valuation of LIFO inventory for interim periods is based on Occidental’s estimates of year-end inventory levels and costs. Inventories as of September 30, 2016, and December 31, 2015, consisted of the following (in millions):

	2016	2015

Raw materials	$77	$73
Materials and supplies	503	568
Finished goods	397	395
	977	1,036

Revaluation to LIFO	(50)	(50)
Total	$927	$986

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

As of September 30, 2016, Occidental participated in or monitored remedial activities or proceedings at 150 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2016, the current portion of which is included in accrued liabilities ($78 million) and the remainder in deferred credits and other liabilities — other ($342 million).  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	35	$68
Third-party sites	69	126
Occidental-operated sites	17	100
Closed or non-operated Occidental sites	29	126
Total	150	$420

As of September 30, 2016, Occidental’s environmental reserves exceeded $10 million each at 13 of the 150 sites described above, and 97 of the sites each had reserves of $1 million or less.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.

Due to uncertainties surrounding the Maxus indemnified sites described further under Note 7, Lawsuits, Claims, Commitments and Contingencies, Occidental is currently unable to estimate an amount of reasonably possible losses associated with certain sites. For all other sites, Occidental believes its estimable range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $415 million.  For additional information regarding environmental matters, refer to Note 7.

7. Lawsuits, Claims, Commitments and Contingencies

Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction.

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 6, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of September 30, 2016 and December 31, 2015 were not material to Occidental’s consolidated balance sheets.

Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of outstanding lawsuits, claims and proceedings and discloses its estimable range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses for non-environmental matters that it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. Occidental reassesses the probability and estimability of contingent losses as new information becomes available.

Environmental Litigation

When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus Energy Corporation (Maxus), currently a subsidiary of YPF S.A. (YPF), agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Diamond Alkali Superfund Site. Occidental has been pursuing Maxus and its parent company, YPF, as the alter ego of Maxus, to recover all indemnified costs, which will include costs to be incurred at the Diamond Alkali Superfund Site.

In March 2016, the EPA issued a Record of Decision (ROD) for the Diamond Alkali Superfund Site specifying remedial actions required for the lower 8.3 miles of the Lower Passaic River. The ROD does not address any potential remedial action for the upper nine miles of the Lower Passaic River or Newark Bay.

During the third quarter of 2016, and following Maxus’s bankruptcy filing, Occidental and the EPA entered into an Administrative Order on Consent (AOC) to complete the design of the proposed clean-up plan outlined in the ROD at an estimated cost of $165 million. The EPA announced that it will pursue similar agreements with other potentially responsible parties. Occidental has accrued a reserve relating to its estimated allocable share of the costs to complete the design of the proposed clean-up plan pursuant to the AOC. Occidental’s allocable share of this liability may ultimately be higher or lower than the reserved amount, and is subject to Occidental’s pursuit of its indemnity rights against Maxus. Occidental continues to evaluate the costs to be incurred to comply with the AOC in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties.

Reserves have not been accrued for Occidental's potential obligations for the remediation costs for the cleanup of the Lower Passaic River (other than its estimated allocable share of the design costs under the AOC) and for other Maxus-indemnified sites as the amounts cannot be reasonably estimated at this time for several reasons including, but not limited to, the existence of other potentially responsible parties, the presence of contaminants of concern that are not associated with DSCC or Occidental's operations, the inherent uncertainties in estimating clean-up costs and the corrective actions that may be required. Occidental continues to evaluate the costs involved for Maxus-indemnified sites, including the costs involved in the cleanup of the Lower Passaic River as the design phase and other activities proceed.

Tax Matters

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

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of September 30, 2016, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three and nine months ended September 30, 2016 and 2015 (in millions):

Three months ended September 30	2016		2015
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$2	$4	$2	$7
Interest cost	4	9	5	10
Expected return on plan assets	(6)	—	(7)	—
Recognized actuarial loss	3	3	3	6
Total	$3	$16	$3	$23

Nine months ended September 30	2016		2015
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$6	$14	$6	$21
Interest cost	12	29	15	30
Expected return on plan assets	(18)	—	(21)	—
Recognized actuarial loss	9	14	7	20
Settlement loss	2	—	—	—
Total	$11	$57	$7	$71

Occidental contributed approximately zero and $2 million in the three months ended September 30, 2016 and 2015, respectively, and approximately $2 million and $7 million in the nine months ended September 30, 2016 and 2015, respectively, to its defined benefit plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2016 and December 31, 2015 (in millions):

Fair Value Measurements at September 30, 2016:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$129	$55	$—	$(149)	$35
Liabilities:
Commodity derivatives	$150	$310	$—	$(171)	$289

Fair Value Measurements at December 31, 2015:
Description	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Assets:
Commodity derivatives	$557	$87	$—	$(535)	$109
Available for sale investment	$167	$—	$—	$—	$167
Liabilities:
Commodity derivatives	$544	$404	$—	$(525)	$423

Fair Values — Nonrecurring

During the three and nine months ended September 30, 2016, Occidental did not have any assets or liabilities measured at fair value on a nonrecurring basis. The following table provides fair value measurement for such proved domestic and international oil and gas properties that are measured on a nonrecurring basis as of December 31, 2015. The impairment tests, including the fair value estimation, incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves as of balance sheet date and, where applicable, contractual prices, estimates of oil and gas reserves, estimates of future expected operating and development costs, and a risk adjusted discount rate of 8 to 20 percent. These properties were impacted by persistently low worldwide oil and natural gas prices and changing development plans. Occidental used the income approach to measure the fair value of these properties, using inputs categorized as Level 3 in the fair value hierarchy.

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

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term fixed-rate debt, approximate fair value.  The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant.  Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities.  The estimated fair value of Occidental’s debt as of September 30, 2016 and December 31, 2015 was $9.1 billion and $8.4 billion, respectively, and its carrying value net of unamortized discount as of September 30, 2016 and December 31, 2015, was $8.3 billion. The majority of Occidental's debt is classified as Level 1, with $68 million classified as Level 2.

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

Cash-Flow Hedges

Occidental's marketing and trading operations, from time to time, store natural gas purchased from third parties at Occidental's North American leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes through March 2017. As of September 30, 2016, Occidental had approximately 7 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 7 billion cubic feet of stored natural gas. As of December 31, 2015, Occidental had approximately 13 billion cubic feet of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 14 billion cubic feet of stored natural gas. The following table summarizes Occidental’s other comprehensive income related to derivatives for the three and nine months ended September 30, 2016.

	After-tax
	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Unrealized losses (gains) on derivatives	$1	$2	$(13)	$2
Reclassification to income of realized loss on derivatives	$—	$—	$7	$—

Derivatives Not Designated as Hedging Instruments

The following table summarizes Occidental’s net volumes of outstanding commodity derivatives contracts not designated as hedging instruments, including both financial and physical derivative contracts as of September 30, 2016 and December 31, 2015:

	Net Outstanding Position
	Long / (Short)
Commodity	2016	2015
Oil (million barrels)	44	83
Natural gas (billion cubic feet)	(49)	(5)
Carbon dioxide (billion cubic feet)	555	603

Occidental fulfills short positions through its own production or by third-party purchase contracts. Subsequent to September 30, 2016, Occidental entered into purchase contracts for a substantial portion of the short positions outstanding at quarter end and has sufficient production capacity and the ability to enter into additional purchase contracts to satisfy the remaining positions.

Approximately $9 million of net gains and $119 million of net losses from derivatives not designated as hedging instruments were recognized in net sales for the three months ended September 30, 2016 and 2015, respectively. Approximately $35 million of net gains and $163 million of net losses from derivatives not designated as hedging instruments were recognized in net sales for the nine months ended September 30, 2016 and 2015, respectively.

Fair Value of Derivatives

The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of September 30, 2016 and December 31, 2015 (in millions):

	Asset Derivatives	Fair	Liability Derivatives	Fair
September 30, 2016	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges(a)
Commodity contracts	Other current assets	$—	Accrued liabilities	$3

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	171	Accrued liabilities	242
	Long-term receivables and other assets, net	13	Deferred credits and other liabilities	215
		184		457
Total gross fair value		184		460
Less: counterparty netting and cash collateral (b,c)		(149)		(171)
Total net fair value of derivatives		$35		$289

	Asset Derivatives	Fair	Liability Derivatives	Fair
December 31, 2015	Balance Sheet Location	Value	Balance Sheet Location	Value
Cash-flow hedges(a)
Commodity contracts	Other current assets	$9	Accrued liabilities	$1

Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	626	Accrued liabilities	672
	Long-term receivables and other assets, net	9	Deferred credits and other liabilities	275
		635		947
Total gross fair value		644		948
Less: counterparty netting and cash collateral (c,d)		(535)		(525)
Total net fair value of derivatives		$109		$423

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)	As of September 30, 2016, collateral received of zero has been netted against the derivative assets, and collateral paid of $22 million has been netted against derivative liabilities.

(c)
Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $32 million and $3 million deposited by Occidental has not been reflected in these derivative fair value tables as of September 30, 2016 and December 31, 2015, respectively. This collateral is included in other current assets in the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

(d)	As of December 31, 2015, collateral received of $14 million has been netted against derivative assets, and collateral paid of $4 million has been netted against derivative liabilities.

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
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2016 and December 31, 2015.

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

The following tables present Occidental’s industry segments (in millions):

	Oil				Midstream	Corporate
	and				and	and
	Gas		Chemical		Marketing	Eliminations		Total
Three months ended September 30, 2016
Net sales	$1,660		$988		$202	$(202)		$2,648
Pre-tax operating profit (loss)	$(51)	(a)	$117		$(180)	$(154)	(b)	$(268)
Income taxes	—		—		—	30	(c)	30
Discontinued operations, net	—		—		—	(3)		(3)
Net income (loss)	$(51)		$117		$(180)	$(127)		$(241)

Three months ended September 30, 2015
Net sales	$2,054		$1,008		$231	$(177)		$3,116
Pre-tax operating profit (loss)	$(3,128)	(d)	$272	(e)	$24	$(219)	(b)	$(3,051)
Income taxes	—		—		—	445	(c)	445
Discontinued operations, net	—		—		—	(3)		(3)
Net income (loss)	$(3,128)		$272		$24	$223		$(2,609)

	Oil				Midstream	Corporate
	and				and	and
	Gas		Chemical		Marketing	Eliminations		Total
Nine months ended September 30, 2016
Net sales	$4,560		$2,786		$476	$(520)		$7,302
Pre-tax operating profit (loss)	$(653)	(a)	$419	(e)	$(333)	$(496)	(b)	$(1,063)
Income taxes	—		—		—	329	(c)	329
Discontinued operations, net	—		—		—	432		432
Net income (loss)	$(653)		$419		$(333)	$265		$(302)

Nine months ended September 30, 2015
Net sales	$6,405		$3,038		$722	$(491)		$9,674
Pre-tax operating profit (loss)	$(3,039)	(d)	$547	(e)	$96	$(385)	(b)	$(2,781)
Income taxes	—		—		—	140	(c)	140
Discontinued operations, net	—		—		—	(10)		(10)
Net income (loss)	$(3,039)		$547		$96	$(255)		$(2,651)

(a)
The three and nine months ended September 30, 2016 include pre-tax impairment charges of $112 million related to Occidental's Libya operations and $160 million related to terminated crude oil supply contracts partially offset by pre-tax gains of $59 million on the sale of South Texas Eagle Ford non-operated properties. The nine months ended September 30, 2016 also reflected a $121 million pre-tax gain on the sale of Occidental's Piceance Basin operations in Colorado.

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

(e)	The nine months ended September 30, 2016 and 2015 include gains on sale of the Occidental Tower and Indspec for $88 million and an idled chemical site for $98 million, respectively.

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015 (in millions, except per-share amounts):

	Three months ended September 30		Nine months ended September 30

	2016	2015	2016	2015
Basic EPS
Loss from continuing operations	$(238)	$(2,606)	$(734)	$(2,641)
Discontinued operations, net	(3)	(3)	432	(10)
Net loss	(241)	(2,609)	(302)	(2,651)

Less: Net income allocated to participating securities	—	—	—	—
Net loss, net of participating securities	(241)	(2,609)	(302)	(2,651)

Weighted average number of basic shares	764.0	763.3	763.7	766.4
Basic EPS	$(0.32)	$(3.42)	$(0.40)	$(3.46)

Diluted EPS
Net loss, net of participating securities	$(241)	$(2,609)	$(302)	$(2,651)
Weighted average number of basic shares	764.0	763.3	763.7	766.4
Dilutive effect of potentially dilutive securities	—	—	—	—
Total diluted weighted average common shares	764.0	763.3	763.7	766.4
Diluted EPS	$(0.32)	$(3.42)	$(0.40)	$(3.46)

13. Subsequent Event

In October 2016, Occidental acquired producing and non-producing leasehold acreage in the Permian Basin. This acquisition includes 35,000 net acres in Reeves and Pecos counties, Texas in the Southern Delaware Basin, in areas where Occidental currently operates or has working interests. Separately, Occidental also acquired working interests in several producing oil and gas CO2 floods and related EOR infrastructure, increasing Occidental's ownership in several properties where it is currently the operator or an existing working interest partner. The total purchase price for these transactions is approximately $2.0 billion, which Occidental funded from existing cash on hand.

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

Consolidated Results of Operations

Occidental reported a net loss from continuing operations of $238 million for the third quarter of 2016 on net sales of $2.6 billion, compared to a net loss from continuing operations of $2.6 billion on net sales of $3.1 billion for the third quarter of 2015. The net losses for the third quarters of 2016 and 2015 included asset impairments and related charges of $221 million and $3.4 billion, respectively. Diluted loss per share from continuing operations was $0.31 for the third quarter of 2016, compared to diluted loss of $3.41 per share for the third quarter of 2015.

Occidental reported a net loss from continuing operations of $734 million for the first nine months of 2016 on net sales of $7.3 billion, compared to a net loss of $2.6 billion on net sales of $9.7 billion for the same period in 2015. The net losses for the nine months ended September 2016 and 2015 included asset impairment and related items charges of $299 million and $3.7 billion, respectively. Diluted loss per share from continuing operations was $0.96 per share for the first nine months of 2016, compared to a loss per share of $3.45 for the same period of 2015. Gain from discontinued operations was $432 million for the first nine months of 2016, compared with a loss of $10 million for the same period of 2015.

Excluding asset impairment and related items charges, net losses from continuing operations for the three and nine months ended September 30, 2016, compared to the same period of 2015, mainly reflected lower realized oil prices and sales volumes. To a lesser extent, net losses from continuing operations for the third quarter of 2016 also reflected lower chemical sales prices and volumes, and lower midstream domestic pipeline income.

Selected Statements of Operations Items

Net sales decreased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, due to lower oil prices and sales volumes. Gain on disposal of assets, net, for the nine months ended September 30, 2016, reflect gains on the sale of the Piceance Basin operations in Colorado of $121 million, the Occidental Tower building in Dallas of $57 million and South Texas Eagle Ford non-operated properties of $59 million.

Compared to the same periods in 2015, cost of sales for the three and nine months ended September 30, 2016 reflected lower oil and gas production costs, mainly from maintenance and support activities. The nine months ended September 30, 2016 also reflected lower raw material and energy costs for the chemical business.

Asset impairments and related items for the three and nine months ended September 30, 2016, reflected an impairment charge of $112 million related to Libya and a crude oil supply agreement termination charge of $160 million. The nine months ended September 30, 2016 also reflected impairment charges of $78 million related to the special stock dividend of California Resources shares. Asset impairments and related items in the Oil and Gas segment for the three and nine months ended September 30, 2015 reflected impairment charges of $3.1 billion, which included $763 million to write down the net book value of the Williston operations and impairment charges related to Occidental's domestic gas operations of $924 million, Iraq operations of $760 million and Libya operations of $676 million due to the decline in oil and gas futures prices. The nine months ended September 30, 2015 also reflected first quarter impairment charges of $195 million for Occidental's South Texas Eagle Ford non-operated properties and $41 million to write-off the remaining investment in Yemen due to the collapse of the country's government.

Taxes other than on income for the three and nine months ended September 30, 2016, compared to the same periods of 2015, reflected lower production and ad valorem taxes, due to lower oil and gas prices and the sale of the Williston operation.

Higher interest and debt expense, net for the three and nine months ended September 30, 2016, compared to the same periods of 2015, reflected lower capitalized interest and an additional six months interest expense related to the $750 million 3.50-percent senior unsecured notes due 2025 and $750 million of 4.625-percent senior unsecured notes due 2045 issued in June 2015. The nine months ended September 30, 2016 also reflected a premium charge on the early retirement in May 2016 of the $1.25 billion of 1.75-percent senior notes due February 2017.

The domestic and foreign income tax benefit for the three and nine months ended September 30, 2016, compared to the same periods of 2015, reflected lower pre-tax operating losses in 2016 compared to 2015. The nine months ended September 30, 2016 also reflected the relinquishment of foreign exploration blocks.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents and restricted cash.

The increase in trade receivables, net, at September 30, 2016, compared to December 31, 2015, was due to an increase in oil and gas realized prices. The decrease in assets held for sale and available for sale investment reflect the sale of Piceance operations in Colorado and the Occidental Tower in Dallas, and the distribution of Occidental's remaining California Resources common stock to its shareholders. The increase in investments in unconsolidated entities is primarily a result of capital contributions associated with the joint venture for the ethylene cracker at the OxyChem Ingleside facility. The decrease in property, plant and equipment, net, is primarily the result of $3.2 billion of DD&A, partially offset by capital expenditures of $1.8 billion.

Current maturities of long-term debt at September 30, 2016, decreased from December 31, 2015, due to the payments of $700 million 2.5-percent senior notes due February 2016 and $750 million 4.125-percent senior notes due June 2016. The increase in long-term debt, net since December 31, 2015 is the result of the issuance of $2.75 billion of senior notes in April 2016, partially offset by the early redemption in May 2016 of $1.25 billion 1.75-percent senior notes due February 2017.

The increase in accounts payable at September 30, 2016, is due to higher marketing payables as a result of higher oil and gas prices at the end of the third quarter 2016 compared to year-end 2015. Liabilities of assets held for sale as of September 30, 2016, decreased due to the sale of Piceance operations in Colorado.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Net Sales (a)
Oil and Gas	$1,660	$2,054	$4,560	$6,405
Chemical	988	1,008	2,786	3,038
Midstream and Marketing	202	231	476	722
Eliminations	(202)	(177)	(520)	(491)
	$2,648	$3,116	$7,302	$9,674
Segment Results (b)
Oil and Gas	$(51)	$(3,128)	$(653)	$(3,039)
Chemical	117	272	419	547
Midstream and Marketing	(180)	24	(333)	96
	(114)	(2,832)	(567)	(2,396)
Unallocated Corporate Items (b)
Interest expense, net	(62)	(47)	(203)	(82)
Income tax benefit	30	445	329	140
Other expense, net	(92)	(172)	(293)	(303)

Loss from continuing operations	(238)	(2,606)	(734)	(2,641)
Discontinued operations, net	(3)	(3)	432	(10)
Net loss	$(241)	$(2,609)	$(302)	$(2,651)

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

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events that vary widely and unpredictably in nature, timing and amount, affecting Occidental’s earnings for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015

Oil and Gas
Asset sales gains and other	$59	$—	$82	$5
Asset impairments and related items - Domestic	—	(1,852)	—	(2,102)
Asset impairments and related items - International	(61)	(1,438)	(61)	(1,485)
Total Oil and Gas	$(2)	$(3,290)	$21	$(3,582)

Chemical
Asset sales gains	$—	$98	$88	$98
Total Chemical	$—	$98	$88	$98

Midstream and Marketing
Asset impairments and related items	$(160)	$(7)	$(160)	$(14)
Total Midstream and Marketing	$(160)	$(7)	$(160)	$(14)

Corporate
Asset impairments	$—	$(5)	$—	$(5)
Spin-off costs and related items	—	(95)	(78)	(115)
Asset sales gains (losses)	—	2	—	(9)
Tax effect of pre-tax adjustments (a)	36	667	69	766
Discontinued operations, net (b)	(3)	(3)	432	(10)
Total Corporate	$33	$566	$423	$627

Total	$(129)	$(2,633)	$372	$(2,871)

(a) The nine months ended September 30, 2016 amount included benefits for the relinquishment of foreign exploration blocks.
(b) Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015

Oil and Gas results	$(51)	$(3,128)	$(653)	$(3,039)
Chemical results	117	272	419	547
Midstream and Marketing results	(180)	24	(333)	96
Unallocated corporate items	(154)	(219)	(496)	(385)
Pre-tax loss	(268)	(3,051)	(1,063)	(2,781)

Income tax benefit (provision)
Federal and state	242	747	767	919
Foreign	(212)	(302)	(438)	(779)
Total	30	445	329	140

Loss from continuing operations	$(238)	$(2,606)	$(734)	$(2,641)

Worldwide effective tax rate	11%	15%	31%	5%

Occidental's worldwide effective tax rate of 31 percent for the nine months ended September 30, 2016 is higher than the comparative period of 2015 due to the mix of domestic operating losses and foreign operating income, as well as the current year domestic tax benefit associated with the relinquishment of foreign exploration blocks and oil and gas asset impairments recorded in 2015. Excluding the impact of asset sales and other nonrecurring items, Occidental's worldwide effective tax rate for the nine months ended September 30, 2016 would be 28 percent.

Oil and Gas Segment

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and nine months ended September 30, 2016 and 2015.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended September 30		Nine months ended September 30
Production Volumes per Day	2016	2015	2016	2015

Oil (MBBL)
United States	181	204	189	203
Middle East/North Africa	164	207	172	195
Latin America	26	25	33	34
NGLs (MBBL)
United States	55	58	54	55
Middle East/North Africa	31	22	27	15
Natural Gas (MMCF)
United States	349	419	364	434
Middle East/North Africa	531	607	608	529
Latin America	8	9	8	10
Total Production Volumes (MBOE) (a)	605	689	638	665

	Three months ended September 30		Nine months ended September 30
Sales Volumes per Day	2016	2015	2016	2015

Oil (MBBL)
United States	181	204	189	203
Middle East/North Africa	163	179	173	185
Latin America	31	34	34	34
NGLs (MBBL)
United States	55	58	54	55
Middle East/North Africa	31	22	27	15
Natural Gas (MMCF)
United States	349	419	364	434
Middle East/North Africa	531	607	608	529
Latin America	8	9	8	10
Total Sales Volumes (MBOE) (a)	609	670	640	655
(See footnote following the table below)

The following tables set forth the production and sales volumes of ongoing operations for oil, NGLs and natural gas per day for the three and nine months ended September 30, 2016 and 2015, this excludes operations sold, exited or exiting.

	Three months ended September 30		Nine months ended September 30
Production Volumes per Day	2016	2015	2016	2015

Oil (MBBL)
United States (b)	181	188	189	186
Middle East/North Africa (c)	164	168	163	159
Latin America	26	25	33	34
NGLs (MBBL)
United States (b)	55	55	53	52
Middle East/North Africa	31	22	27	15
Natural Gas (MMCF)
United States (b)	349	343	350	353
Middle East/North Africa (c)	531	365	457	287
Latin America	8	9	8	10
Total Production Ongoing Operations (MBOE)	605	578	601	555
Operations Sold, Exited and Exiting	—	111	37	110
Total Production Volumes (MBOE) (a)	605	689	638	665

	Three months ended September 30		Nine months ended September 30
Sales Volumes per Day	2016	2015	2016	2015

Oil (MBBL)
United States (b)	181	188	189	186
Middle East/North Africa (d)	163	162	164	158
Latin America	31	34	34	34
NGLs (MBBL)
United States (b)	55	55	53	52
Middle East/North Africa	31	22	27	15
Natural Gas (MMCF)
United States (b)	349	343	350	353
Middle East/North Africa (d)	531	365	457	287
Latin America	8	9	8	10
Total Sales Ongoing Operations (MBOE)	609	581	603	554
Operations Sold, Exited and Exiting	—	89	37	101
Total Sales Volumes (MBOE) (a)	609	670	640	655
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Natural gas volumes have been converted to thousands of barrels of oil equivalent (MBOE) based on energy content of six million cubic feet (MMCF) of gas to one thousand barrels of oil (MBOE). Barrels of oil equivalence does not necessarily result in price equivalence.
(b) Excludes 16 MBBL, 3 MBBL and 76 MMCF of oil, NGLs and gas for the three months ended September 30, 2015 related to Williston and Piceance. Excludes 1 MBBL of NGLs and 14 MMCF of gas for the nine months ended September 30, 2016, related to Piceance and 17 MBBL, 3 MBBL and 81 MMCF of oil, NGLs, and gas for the nine months ended September 30, 2015, related to Williston and Piceance.
(c) Excludes 39 MMBL and 242 MMCF of oil and gas for the three months ended September 30, 2015, related to Bahrain and Iraq. Excludes 9 MBBL and 151 MMCF of oil and gas for the nine months ended September 30, 2016, and 36 MMBL and 242 MMCF of oil and gas for the nine months ended September 30, 2015, related to Bahrain, Iraq, Libya and Yemen.
(d) Excludes 17 MMBL and 242 MMCF of oil and gas for the three months ended September 30, 2015, related to Bahrain and Iraq. Excludes 9 MBBL and 151 MMCF of oil and gas for the nine months ended September 30, 2016, and 27 MMBL and 242 MMCF of oil and gas for the nine months ended September 30, 2015, related to Bahrain, Iraq, Libya and Yemen.

The following tables present information about Occidental's average realized prices and index prices for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30		Nine months ended September 30
Average Realized Prices	2016	2015	2016	2015
Oil ($/BBL)
United States	$41.49	$44.48	$37.31	$46.97
Middle East/North Africa	$41.84	$52.53	$36.26	$54.37
Latin America	$39.66	$42.46	$35.50	$48.53
Total Worldwide	$41.49	$47.78	$36.70	$50.33
NGLs ($/BBL)
United States	$15.21	$13.72	$13.12	$16.06
Middle East/North Africa	$14.63	$17.12	$14.47	$19.25
Total Worldwide	$14.99	$14.68	$13.58	$16.73
Natural Gas ($/MCF)
United States	$2.30	$2.24	$1.74	$2.28
Latin America	$3.48	$5.67	$3.66	$5.18
Total Worldwide	$1.84	$1.51	$1.43	$1.55

	Three months ended September 30		Nine months ended September 30
Average Index Prices	2016	2015	2016	2015
WTI oil ($/BBL)	$44.94	$46.43	$41.33	$51.00
Brent oil ($/BBL)	$46.98	$51.17	$43.01	$56.61
NYMEX gas ($/MCF)	$2.70	$2.78	$2.24	$2.86

Average Realized Prices as Percentage of Average Index Prices	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Worldwide oil as a percentage of average WTI	92%	103%	89%	99%
Worldwide oil as a percentage of average Brent	88%	93%	85%	89%
Worldwide NGLs as a percentage of average WTI	33%	32%	33%	33%
Domestic natural gas as a percentage of average NYMEX	85%	81%	78%	80%

Oil and gas segment losses were $51 million for the third quarter of 2016, compared with segment losses of $3.1 billion for the third quarter of 2015. The pre-tax results for the third quarter of 2015 included $3.3 billion of pre-tax impairment and related charges, which reflected the sharp decline in the oil and gas futures price curves, as well as projects that management determined it would cease to pursue. After removing the impact of asset sales, impairments and other adjustments, the decrease in earnings year over year was mainly due to lower oil prices and volumes.

Total average daily production volumes were 605,000 BOE for the third quarter of 2016 compared to 689,000 BOE for the third quarter of 2015. Occidental completed the sale of the Piceance Basin assets on March 1, 2016, and continues to reduce its exposure to non-core operations in the Middle East/North Africa. Occidental completed its exit from Bahrain in the third quarter of 2016. These non-core domestic and international operations produced average daily volumes of 111,000 BOE in the third quarter of 2015. For the third quarter of 2016, total company average daily oil and gas production volumes for ongoing operations increased by 27,000 barrels of oil equivalent (BOE) to 605,000 BOE from 578,000 BOE in the third quarter of 2015. Compared to the third quarter of 2015, domestic average daily production for ongoing operations decreased by 6,000 BOE to 294,000 BOE in the third quarter of 2016, with South Texas decreasing by 10,000 BOE, which was partially offset by a 5,000 BOE production increase by Permian Resources. International average daily production for ongoing operations increased to 311,000 BOE in the third quarter of 2016 from 278,000 BOE in the third quarter of 2015. The increase in international production is primarily attributable to Al Hosn, which was still ramping up production in the third quarter of 2015, in addition to Oman's Block 62 production which commenced in 2016.

Worldwide commodity prices for the third quarter of 2016 were lower than the third quarter of 2015. The average quarterly WTI and Brent prices decreased to $44.94 per barrel and $46.98 per barrel, respectively, for the third quarter of 2016, compared to $46.43 per barrel and $51.17 per barrel, respectively, for the third quarter of 2015. Worldwide realized crude oil prices declined by 13 percent to $41.49 per barrel for the third quarter of 2016, compared to $47.78 per barrel in the third quarter of 2015. Worldwide realized NGL prices increased by 2 percent to $14.99 per barrel in the third quarter of 2016, compared to $14.68 per barrel in the third quarter of 2015. Domestic realized natural gas prices increased by 3 percent in the third quarter of 2016 to $2.30 per MCF, compared to $2.24 per MCF in the third quarter of 2015.

Oil and gas segment losses were $653 million for the first nine months of 2016, compared with segment losses of $3.0 billion for the same period of 2015. The pre-tax results for the first nine months of 2015 included $3.6 billion of pre-tax impairment and related charges. After removing the impact of impairments and related charges, the decrease in earnings for the first nine months of 2016 was mainly due to oil prices partially offset by lower operating costs.

Total average daily production volumes for the first nine months of 2016 and 2015 were 638,000 BOE and 665,000 BOE, respectively. For the first nine months of 2016 and 2015, non-core operations produced average daily volumes of 37,000 BOE and 110,000 BOE, respectively. For the first nine months of 2016, total company average daily oil and gas production volumes for ongoing operations increased by 46,000 barrels of oil equivalent (BOE) to 601,000 BOE from 555,000 BOE for the first nine months of 2015. Domestic average daily production for ongoing operations increased by 4,000 BOE for the first nine months of 2016 as compared to the first nine months of 2015 with Permian Resources increasing by 17,000 BOE, which was partially offset by lower natural gas and NGL production in South Texas. International average daily production for ongoing operations increased to 300,000 BOE for the first nine months of 2016 from 258,000 BOE for the first nine months of 2015. The increase in international production mainly comes from Al Hosn, which was not fully operational in the first nine months of 2015, and Oman's Block 62 production which commenced in 2016.

Worldwide commodity prices for the first nine months of 2016 were lower than the same period of 2015. Worldwide realized crude oil prices declined by 27 percent to $36.70 per barrel for the first nine months of 2016, compared to $50.33 per barrel for the same period of 2015. Worldwide realized NGL prices decreased by 19 percent to $13.58 per barrel for the first nine months of 2016, compared to $16.73 per barrel for the same period of 2015. Domestic realized natural gas prices decreased by 24 percent for the first nine months of 2016 to $1.74 per MCF, compared to $2.28 per MCF for the same period of 2015.

In October 2016, Occidental acquired producing and non-producing leasehold acreage in the Permian Basin. This acquisition includes 35,000 net acres in Reeves and Pecos counties, Texas in the Southern Delaware Basin, in areas where Occidental currently operates or has working interests. Separately, Occidental also acquired working interests in several producing oil and gas CO2 floods and related EOR infrastructure, increasing Occidental's ownership in several properties where it is currently the operator or an existing working interest partner. The total purchase price for these transactions is approximately $2.0 billion, which Occidental funded from existing cash on hand.

Occidental’s financial results correlate closely to the prices it obtains for its products. The weak price environment continues to significantly impact earnings as compared to the same period in 2015. Further declines in these commodity prices may result in additional impairments to reduce the carrying value of Occidental’s oil and gas properties, as well as reducing the amount of these commodities that can be produced economically and the quantity and present value of proved reserves.

The calculated average first-day-of-the-month West Texas Intermediate oil price and Henry Hub natural gas price were $41.52 per barrel and $2.42 per MMBtu, respectively, for the first ten months of 2016 as compared to $50.28 per barrel and $2.66 per MMBtu for the twelve months of 2015. Lower commodity prices in 2016 could result in a portion of proved reserves deemed uneconomic and no longer classified as proved.

Chemical Segment

Chemical segment earnings for the three and nine months ended September 30, 2016, were $117 million and $419 million, respectively, compared to $272 million and $547 million for the same periods of 2015. Excluding gains on sale of the chemical assets, the lower earnings for the three months ended September 30, 2016 compared to the same period in 2015 reflected lower sales volumes, primarily chlor-alkali and calcium chloride, along with higher ethylene costs resulting from significant planned and unplanned industry cracker outages, which was partially offset by higher realized caustic soda pricing. Excluding gains on sale for the chemical assets, the lower earnings for the nine months ended September 30, 2016 compared to the same period in 2015 reflected lower vinyl margins as vinyl prices declined more than key material costs. In addition, chlor-alkali sales prices and volumes were unfavorable across most product lines which was partially offset by lower energy costs. Calcium chloride earnings were negatively impacted by the mild winter weather conditions.

Midstream and Marketing Segment

Midstream and marketing losses were $180 million and $333 million for the three and nine months ended September 30, 2016, respectively, compared to segment earnings of $24 million and $96 million for the same periods of 2015. The three months ended September 30, 2016 included a crude oil supply contract termination charge of $160 million. Excluding the termination charge, the three and nine months ended September 30, 2016, compared to the same periods of 2015, reflected lower marketing margins due to unfavorable Permian to Gulf Coast differentials and lower domestic pipeline income due to lower throughput volumes.

Liquidity and Capital Resources

At September 30, 2016, Occidental had $3.2 billion in cash. Subsequent to the quarter end, Occidental acquired Permian producing and non-producing leasehold acreage, CO2 properties and related infrastructure for approximately $2.0 billion. Occidental funded these acquisitions from existing cash on hand. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. In the first nine months of 2016, Occidental significantly reduced its capital expenditures compared to the prior year period. With a continued focus on capital efficiency and operational efficiency, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments and through future borrowings, and if necessary, proceeds from other forms of capital issuance.

Net cash provided by operating activities was $2.5 billion and $2.4 billion for the nine months ended September 30, 2016 and 2015, respectively. The 2016 amount include $0.9 billion from discontinued operations related to the Ecuador settlement. Cash flows were negatively impacted by significantly lower oil prices and sales volumes in the first nine months of 2016 as compared to the same period in 2015; this was partially offset by operating cost reductions as well as cash receipts of $882 million for the Ecuador settlement and $302 million of federal income tax refunds. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because these segments are significantly smaller. The usage of working capital of approximately $460 million for the nine months ended September 30, 2016 mainly reflected higher oil prices at the end of the third quarter of 2016 compared to the year-end of 2015, which increased marketing receivables.

Occidental’s net cash used by investing activities was $2.0 billion for the first nine months of 2016, compared to $5.1 billion for the same period of 2015. Capital expenditures for the first nine months of 2016 were $1.8 billion of which $1.4 billion was for the oil and gas segment, compared to $4.2 billion for the first nine months of 2015 of which $3.6 billion was for the oil and gas segment. The change in capital accrual for both periods reflected amounts paid in the current year related to capital expenditures incurred and accrued in the fourth quarter of the preceding year. Capital expenditures have been significantly reduced in response to the current commodity price environment.

Occidental’s net cash used by financing activities was $0.5 billion for the first nine months of 2016, compared to net cash provided by financing activities of $1.5 billion for the same period of 2015. Restricted cash of $1.2 billion and $2.3 billion was used to pay dividends and repay debt in the first nine months of 2016 and 2015, respectively. In the first nine months of 2016 and 2015, Occidental received net proceeds of $2.72 billion and $1.48 billion for the issuance of senior notes, respectively. In the first nine months of 2016, Occidental repaid $700 million of 2.5-percent senior notes due February 2016 and $750 million of 4.125-percent senior notes due June 2016, and redeemed $1.25 billion of 1.75-percent senior notes due February 2017.

As of September 30, 2016, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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
Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of September 30, 2016, and December 31, 2015, were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses which it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2016, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2015 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first nine months of 2016 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding other legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2015 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the nine months ended September 30, 2016, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2016	103,371	(b)	$70.63	—
Second Quarter 2016	96,449		$76.06
July 1- 31, 2016	—		$—	—
August 1 - 31, 2016	—		$—	—
September 1 - 30, 2016	96,151		$70.50	—
Third Quarter 2016	96,151		$70.50	—
Total	295,971		$72.36	—	63,756,544

(a)
Represents the total number of shares remaining at September 30, 2016, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 6.    Exhibits

10.1	First Amendment to the Occidental Petroleum Corporation 2015 Long-Term Incentive Plan.

10.2
Form of Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008 and Restated as of October 31, 2016 solely to incorporate all interim amendments).

10.3
Form of Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective as of December 31, 2006, Amended and Restated effective as of November 1, 2008 and Restated as of October 31, 2016 solely to incorporate all interim amendments).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2016 and 2015, and for each of the five years in the period ended December 31, 2015.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	November 1, 2016	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX
EXHIBITS

10.1	First Amendment to the Occidental Petroleum Corporation 2015 Long-Term Incentive Plan.

10.2
Form of Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008 and Restated as of October 31, 2016 solely to incorporate all interim amendments).

10.3
Form of Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective as of December 31, 2006, Amended and Restated effective as of November 1, 2008 and Restated as of October 31, 2016 solely to incorporate all interim amendments).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2016 and 2015, and for each of the five years in the period ended December 31, 2015.

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