Form 10-K
period 2016-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2017-02-23
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934		☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended	December 31, 2016	For the transition period from to

Commission File Number 1-9210

Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	5 Greenway Plaza, Suite 110, Houston, Texas
Zip Code	77046
Registrant's telephone number, including area code	(713) 215-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
9 1/4% Senior Debentures due 2019	New York Stock Exchange
Common Stock, $0.20 par value	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐   No  ☑

The aggregate market value of the voting common stock held by nonaffiliates of the registrant was approximately $57.5 billion, computed by reference to the closing price on the New York Stock Exchange composite tape of $75.56 per share of Common Stock on June 30, 2016. Shares of Common Stock held by each executive officer and director have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of potential affiliate status is not a conclusive determination for other purposes.
At January 31, 2017, there were 764,291,301 shares of Common Stock outstanding, par value $0.20 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, relating to its May 12, 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III.

TABLE OF CONTENTS
	Page
Part I
Items 1 and 2	Business and Properties.........................................................................................................................................................	3
	General.............................................................................................................................................................................	3
	Oil and Gas Operations....................................................................................................................................................	3
	Chemical Operations........................................................................................................................................................	4
	Midstream and Marketing Operations...............................................................................................................................	5
	Capital Expenditures.........................................................................................................................................................	6
	Employees........................................................................................................................................................................	6
	Environmental Regulation.................................................................................................................................................	6
	Available Information.........................................................................................................................................................	6
Item 1A	Risk Factors............................................................................................................................................................................	6
Item 1B	Unresolved Staff Comments...................................................................................................................................................	8
Item 3	Legal Proceedings..................................................................................................................................................................	8
Item 4	Mine Safety Disclosures.........................................................................................................................................................	8
	Executive Officers...................................................................................................................................................................	9
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..............	10
Item 6	Selected Financial Data..........................................................................................................................................................	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).....................................	12
	Strategy.............................................................................................................................................................................	13
	Oil and Gas Segment........................................................................................................................................................	14
	Chemical Segment............................................................................................................................................................	20
	Midstream and Marketing Segment..................................................................................................................................	20
	Segment Results of Operations and Significant Items Affecting Earnings........................................................................	21
	Taxes.................................................................................................................................................................................	26
	Consolidated Results of Operations.................................................................................................................................	26
	Consolidated Analysis of Financial Position......................................................................................................................	28
	Liquidity and Capital Resources.......................................................................................................................................	28
	Off-Balance-Sheet Arrangements.....................................................................................................................................	30
	Contractual Obligations.....................................................................................................................................................	30
	Lawsuits, Claims and Contingencies................................................................................................................................	30
	Environmental Liabilities and Expenditures......................................................................................................................	31
	Foreign Investments.........................................................................................................................................................	32
	Critical Accounting Policies and Estimates.......................................................................................................................	32
	Significant Accounting and Disclosure Changes...............................................................................................................	36
	Safe Harbor Discussion Regarding Outlook and Other Forward-Looking Data................................................................	36
Item 7A	Quantitative and Qualitative Disclosures About Market Risk..................................................................................................	36
Item 8	Financial Statements and Supplementary Data.....................................................................................................................	38
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.................................	38
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.......................	39
	Consolidated Balance Sheets...........................................................................................................................................	40
	Consolidated Statements of Operations...........................................................................................................................	42
	Consolidated Statements of Comprehensive Income.......................................................................................................	43
	Consolidated Statements of Stockholders' Equity.............................................................................................................	44
	Consolidated Statements of Cash Flows..........................................................................................................................	45
	Notes to Consolidated Financial Statements....................................................................................................................	46
	Quarterly Financial Data (Unaudited)................................................................................................................................	77
	Supplemental Oil and Gas Information (Unaudited).........................................................................................................	79
	Financial Statement Schedule:
	Schedule II – Valuation and Qualifying Accounts..............................................................................................................	95
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................	96
Item 9A	Controls and Procedures........................................................................................................................................................	96
	Management's Annual Assessment of and Report on Internal Control Over Financial Reporting....................................	96
	Disclosure Controls and Procedures.................................................................................................................................	96
Item 9B	Other Information....................................................................................................................................................................	96

Part III
Item 10	Directors, Executive Officers and Corporate Governance......................................................................................................	97
Item 11	Executive Compensation........................................................................................................................................................	97
Item 12	Security Ownership of Certain Beneficial Owners and Management ....................................................................................	97
Item 13	Certain Relationships and Related Transactions and Director Independence.......................................................................	97
Item 14	Principal Accounting Fees and Services................................................................................................................................	97

Part IV
Item 15	Exhibits and Financial Statement Schedules.........................................................................................................................	97

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
For information regarding Occidental's segments, geographic areas of operation and current developments, including strategies and actions related thereto, see the information in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) section of this report and Note 16 to the Consolidated Financial Statements.

OIL AND GAS OPERATIONS
General
Occidental’s domestic upstream oil and gas operations are located in New Mexico and Texas. International operations are located in Bolivia, Colombia, Oman, Qatar and the United Arab Emirates (UAE).

Proved Reserves and Sales Volumes
The table below shows Occidental’s total oil, NGLs and natural gas proved reserves and sales volumes in 2016, 2015 and 2014. See "MD&A — Oil and Gas Segment," and the information under the caption "Supplemental Oil and Gas Information" for certain details regarding Occidental’s proved reserves, the reserves estimation process, sales and production volumes, production costs and other reserves-related data.

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

	2016					2015					2014 (a)
Proved Reserves	Oil	NGLs	Gas	BOE	(b)	Oil	NGLs	Gas	BOE	(b)	Oil	NGLs	Gas	BOE	(b)
United States	960	219	1,045	1,353		915	186	1,019	1,271		1,273	222	1,714	1,781
International	397	201	2,729	1,053		394	144	2,349	929		497	140	2,413	1,038
Total	1,357	420	3,774	2,406		1,309	330	3,368	2,200		1,770	362	4,127	2,819
Sales Volumes
United States	69	19	132	110		73	20	155	119		67	20	173	116
International	74	11	217	121		86	7	205	127		74	2	158	102
Total	143	30	349	231		159	27	360	246		141	22	331	218
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

(b)
Natural gas volumes are converted to BOE at six thousand cubic feet (Mcf) of gas per one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2016, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $43.32 per barrel and $2.42 per Mcf, respectively, resulting in an oil to gas ratio of 18 to 1.

CHEMICAL OPERATIONS
General
OxyChem owns and operates manufacturing plants at 23 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee and Texas and at two international sites in Canada and Chile. In early 2014, OxyChem, through a 50/50 joint venture with Mexichem S.A.B. de C.V., broke ground on a 1.2 billion pound-per-year ethylene cracker at the OxyChem Ingleside facility. The cracker remains on budget and on schedule and is expected to begin operating in early 2017. OxyChem has announced a $145 million expansion of its manufacturing plant in Geismar, Louisiana. The project will produce an OxyChem patented new raw material used in making next-generation, climate-friendly refrigerants with a low global warming and ozone depletion potential. Construction work has begun with an anticipated completion date in late 2017.

Competition
OxyChem competes with numerous other domestic and foreign chemical producers. OxyChem’s market position was first or second in the United States in 2016 for the principal basic chemical’s products it manufactures and markets as well as for Vinyl Chloride Monomer (VCM). OxyChem ranks in the top three producers of Poly Vinyl Chloride (PVC) in the United States. OxyChem’s competitive strategy is to be a low-cost producer of its products in order to compete on price.

OxyChem produces the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Raw material for ethylene dichloride (EDC), water treatment and pharmaceuticals	3.6 million tons
Caustic soda	Pulp, paper and aluminum production	3.7 million tons
Chlorinated organics	Refrigerants, silicones and pharmaceuticals	0.9 billion pounds
Potassium chemicals	Fertilizers, batteries, soaps, detergents and specialty glass	0.4 million tons
EDC	Raw material for vinyl chloride monomer (VCM)	2.1 billion pounds
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	131 million pounds
Sodium silicates	Catalysts, soaps, detergents and paint pigments	0.6 million tons
Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons
Vinyls
VCM	Precursor for polyvinyl chloride (PVC)	6.2 billion pounds
PVC	Piping, building materials and automotive and medical products	3.7 billion pounds
Other Chemicals
Resorcinol	Tire manufacture, wood adhesives and flame retardant synergist	50 million pounds

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

The midstream and marketing operations are conducted in the locations described below:

Location	Description	Capacity
Gas Plants
Texas, New Mexico and Colorado	Occidental and third-party-operated natural gas gathering, compression and processing systems, and CO2 processing and capturing	2.5 Bcf per day

Texas	50/50 non-controlling interest in gas processing facility (cryogenic plant with acid gas treating capability)	0.2 Bcf per day

United Arab Emirates	Natural gas processing facilities for Al Hosn Gas	1.1 Bcf per day

Pipelines
Texas, New Mexico, and Oklahoma	Common carrier oil pipeline and storage system	720,000 barrels of oil per day 7.1 million barrels of oil storage 2,900 miles of pipeline

Texas, New Mexico and Colorado	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	2.4 Bcf per day

Dolphin Pipeline - Qatar and United Arab Emirates	Equity investment in a natural gas pipeline	3.2 Bcf of natural gas per day

Western and Southern United States and Canada	Equity investment in entity involved in pipeline transportation, storage, terminalling and marketing of oil, gas and related petroleum products
19,200 miles of active crude oil and NGL pipelines and gathering systems.(a)
142 million barrels of crude oil, refined products and NGL storage capacity and
97 Bcf of natural gas storage working capacity.(a)

Ingleside Crude Terminal
Texas	Oil pipeline, terminal, and storage system	300,000 barrels of oil per day 2.1 million barrels of oil storage

Power Generation
Texas and Louisiana	Occidental-operated power and steam generation facilities	1,200 megawatts and 1.6 million pounds of steam per hour

(a)	Amounts are gross, including interests held by third parties.

CAPITAL EXPENDITURES
For information on capital expenditures, see the information under the heading "Liquidity and Capital Resources” in the MD&A section of this report.

EMPLOYEES
Occidental employed approximately 11,000 people at December 31, 2016, 7,000 of whom were located in the United States. Occidental employed approximately 7,000 people in the oil and gas and midstream and marketing segments and 3,000 people in the chemical segment. An additional 1,000 people were employed in administrative and headquarters functions. Approximately 700 U.S.-based employees and 1,000 foreign-based employees are represented by labor unions.

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
Global economic and political conditions have driven oil and gas prices down significantly since 2014. These conditions may continue for an extended period. Declines in commodity prices could require Occidental to reduce capital spending and impair the carrying value of assets.
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

Concerns about climate change and further regulation of greenhouse gas emissions may adversely affect Occidental’s operations or results.
Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional and local legislation and regulatory programs to reduce greenhouse gas emissions. These and other government actions relating to greenhouse gas emissions could require Occidental to incur increased operating and maintenance costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements, or they could promote the use of alternative sources of energy and thereby decrease demand for oil, natural gas and other products that Occidental’s businesses produce. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil, natural gas and other products produced by Occidental’s businesses. Consequently, government actions designed to reduce emissions of greenhouse gases could have an adverse effect on Occidental’s business, financial condition and results of operations.
It is difficult to predict the timing and certainty of such government actions and the ultimate effect on Occidental, which could depend on, among other things, the type and extent of greenhouse gas reductions required, the availability and price of emissions allowances or credits, the availability and price of alternative fuel sources, the energy sectors covered, and Occidental’s ability to recover the costs incurred through its operating agreements or the pricing of the company’s oil, natural gas and other products.

Occidental’s businesses may experience catastrophic events.
The occurrence of events such as hurricanes, floods, droughts, earthquakes or other acts of nature, well blowouts, fires, explosions, chemical releases, crude oil releases, material or mechanical failure, industrial accidents, physical attacks and other events that cause operations to cease or be curtailed may negatively affect Occidental’s businesses and the communities in which it operates. Third-party insurance may not provide adequate coverage or Occidental may be self-insured with respect to the related losses.

Cyber-attacks could significantly affect Occidental.
Cyber-attacks on businesses have escalated in recent years. Occidental relies on digital systems, related infrastructure, technologies and networks to run its business and to control and manage its oil and gas, chemicals, marketing and pipeline operations.  Use of the internet, cloud services and other public networks exposes Occidental’s business to cyber-attacks that attempt to gain unauthorized access to data and systems, release confidential information, corrupt data and disrupt critical systems and operations.  Even though Occidental has implemented controls and multiple layers of security to mitigate the risks of a cyber-attack, there can be no assurance that such cyber security measures will be sufficient to prevent security breaches from occurring. While we have experienced cyber-attacks in the past, we have not suffered any material losses.  However, if in the future our cyber security measures are compromised or prove insufficient, the potential consequences to Occidental’s businesses and the communities in which it operates could be significant.  As cyber-attacks continue to evolve in magnitude and sophistication, we may be required to expend additional resources in order to continue to enhance our cyber security measures and to investigate and remediate any digital systems, related infrastructure, technologies, and network security vulnerabilities.

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
None.

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

ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS

The current term of office of each executive officer of Occidental will expire at the May 12, 2017 meeting of the Board of Directors or when a successor is selected. The following table sets forth the executive officers of Occidental:

Name Current Title	Age at February 23, 2017	Positions with Occidental and Subsidiaries and Employment History

Vicki Hollub Chief Executive Officer and President	57
President, Chief Executive Officer and Director since April 2016; President, Chief Operating Officer and Director, 2015-2016; Senior Executive Vice President and President, Oxy Oil and Gas, 2015; Executive Vice President and President Oxy Oil and Gas - Americas, 2014-2015; Vice President and Executive Vice President, U.S. Operations, Oxy Oil and Gas, 2013-2014; Executive Vice President - California Operations, 2012-2013; Oxy Permian CO2 President and General Manager, 2011-2012.

Joseph C. Elliott Senior Vice President	59
Senior Vice President since December 2016; President - Oxy Oil & Gas Domestic since June 2015; President and General Manager - Permian Resources Midland, 2014-2015; Manager Operations/Well Construction - Permian Resources, 2013-2014; Manager Operations - South Texas, 2011-2013.

Edward A. “Sandy” Lowe Executive Vice President	65	Executive Vice President since 2015; Group Chairman - Middle East since 2016; Senior Vice President, 2008-2015; President - Oxy Oil & Gas International, 2009-2016.

Glenn M. Vangolen Senior Vice President	58	Senior Vice President - Business Support since February 2015; Executive Vice President - Business Support, 2014-2015; Senior Vice President - Oxy Oil & Gas Middle East, 2010-2014.

Marcia E. Backus Senior Vice President	62
Senior Vice President, General Counsel and Chief Compliance Officer since December 2016; Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, 2015-2016; Vice President, General Counsel and Corporate Secretary, 2014-2015; Vice President and General Counsel, 2013-2014; Vinson & Elkins: Partner, 1990-2013.

Christopher G. Stavros Senior Vice President	53
Senior Vice President since 2015; Chief Financial Officer since 2014; Executive Vice President, 2014-2015; Vice President, Investor Relations and Treasurer, 2012-2014; Vice President, Investor Relations, 2006-2012.

Jennifer M. Kirk Vice President	42	Vice President, Controller and Principal Accounting Officer since 2014; Controller, Occidental Oil and Gas Corporation, 2012-2014; Finance Director, 2008-2012.

Part II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TRADING PRICE RANGE AND DIVIDENDS
This section incorporates by reference the quarterly financial data appearing under the caption "Quarterly Financial Data (Unaudited)" after the Notes to the Consolidated Financial Statements, and the information appearing under the caption "Liquidity and Capital Resources" in the MD&A section of this report. Occidental’s common stock was held by approximately 26,000 stockholders of record at January 31, 2017, and by approximately 700,000 additional stockholders whose shares were held for them in street name or nominee accounts. The common stock is listed and traded on the New York Stock Exchange. The quarterly financial data set forth the range of trading prices for the common stock as reported on the composite tape of the New York Stock Exchange and quarterly dividend information.
Dividends declared on the common stock were $0.75 for the first and second quarter of 2016 and $0.76 for the third and fourth quarter ($3.02 for the year). On February 16, 2017, a quarterly dividend of $0.76 per share was declared on the common stock, payable on April 14, 2017, to stockholders of record on March 10, 2017. The current annual dividend rate of $3.04 per share has increased by over 500 percent since 2002. The declaration of future dividends is a business decision made by the Board of Directors from time to time, and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
All of Occidental's stock-based compensation plans for its employees and non-employee directors have been approved by the stockholders. The aggregate number of shares of Occidental common stock authorized for issuance under such plans is approximately 35 million, of which approximately 4.5 million had been reserved for issuance through December 31, 2016. The following is a summary of the securities available for issuance under such plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))

6,220,291 (1)		79.98 (2)		25,267,667 (3)

(1)
Includes shares reserved to be issued pursuant to stock options (Options), and performance-based awards. Shares for performance-based awards are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, according to achievement of performance goals.

(2)	Price applies only to the Options included in column (a). Exercise price is not applicable to the other awards included in column (a).

(3)
A plan provision requires each share covered by an award (other than stock appreciation rights (SARs) and Options) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than the amount shown depending on the type of award granted. Additionally, under the plan, the amount shown may increase, depending on the award type, by the number of shares currently unvested or forfeitable, or three times that number as applicable, that (i) fail to vest, (ii) are forfeited or canceled, or (iii) correspond to the portion of any stock-based awards settled in cash.

SHARE REPURCHASE ACTIVITIES
Occidental’s share repurchase activities for the year ended December 31, 2016, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter 2016	103,371	(a)	$70.63	—
Second Quarter 2016	96,449	(a)	$76.06	—
Third Quarter 2016	96,151	(a)	$70.50	—
October 1 - 31, 2016	—		$—	—
November 1 - 30, 2016	—		$—	—
December 1 - 31, 2016	—		$—	—
Fourth Quarter 2016	—		$—	—
Total 2016	295,971	(a)	$72.36	—	63,756,544	(b)

(a)	Represents purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

(b)
Represents the total number of shares remaining at year end under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

PERFORMANCE GRAPH
The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor's 500 Stock Index (S&P 500), which Occidental is included in, and with that of Occidental’s peer group over the five-year period ended on December 31, 2016. The graph assumes that $100 was invested at the beginning of the five-year period shown in the graph below in: (i) Occidental common stock, (ii) the stock of the companies in the S&P 500, and (iii) each of the peer group companies' common stock weighted by their relative market values within the peer group, and that all dividends were reinvested.
Occidental's peer group consists of Anadarko Petroleum Corporation, Apache Corporation, Canadian Natural Resources Limited, Chevron Corporation, ConocoPhillips, Devon Energy Corporation, EOG Resources Inc., ExxonMobil Corporation, Hess Corporation, Marathon Oil Corporation, Total S.A. and Occidental.

12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
$100	$84	$107	$98	$85	$94

100	102	125	117	95	120

100	116	154	175	177	198

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
_______________________

(1)	The cumulative total return of the peer group companies' common stock includes the cumulative total return of Occidental's common stock.

ITEM 6	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per-share amounts)

As of and for the years ended December 31,	2016	2015	2014	2013		2012
RESULTS OF OPERATIONS (a)
Net sales	$10,090	$12,480	$19,312	$20,170		$20,100
Income (loss) from continuing operations	$(1,002)	$(8,146)	$(130)	$4,932		$3,829
Net income (loss) attributable to common stock	$(574)	$(7,829)	$616	$5,903		$4,598
Basic earnings (loss) per common share from continuing operations	$(1.31)	$(10.64)	$(0.18)	$6.12		$4.72
Basic earnings (loss) per common share	$(0.75)	$(10.23)	$0.79	$7.33		$5.67
Diluted earnings (loss) per common share	$(0.75)	$(10.23)	$0.79	$7.32		$5.67

FINANCIAL POSITION (a)
Total assets	$43,109	$43,409	$56,237	$69,415		$64,175
Long-term debt, net	$9,819	$6,855	$6,816	$6,911		$6,988
Stockholders’ equity	$21,497	$24,350	$34,959	$43,372		$40,048

MARKET CAPITALIZATION (b)	$54,437	$51,632	$62,119	$75,699		$61,710

CASH FLOW FROM CONTINUING OPERATIONS
Operating:
Cash flow from continuing operations	$2,519	$3,254	$8,871	$10,229		$9,050
Investing:
Capital expenditures	$(2,717)	$(5,272)	$(8,930)	$(7,357)		$(7,874)
Cash provided (used) by all other investing activities, net	$(2,025)	$(151)	$2,686	$1,040		$(1,989)
Financing:
Cash dividends paid	$(2,309)	$(2,264)	$(2,210)	$(1,553)	(c)	$(2,128)	(c)
Purchases of treasury stock	$(22)	$(593)	$(2,500)	$(943)		$(583)
Cash provided (used) by all other financing activities, net	$2,722	$4,341	$2,384	$(437)		$1,865

DIVIDENDS PER COMMON SHARE	$3.02	$2.97	$2.88	$2.56		$2.16

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING (millions)	764	766	781	804		809
Note: The statements of income and cash flows related to California Resources have been treated as discontinued operations for all periods presented. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014.

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

STRATEGY
General
Through its operations, Occidental aims to maximize Total Shareholder Return through a combination of:

➢	Consistent dividend growth;

➢
Value growth through oil and gas development that meets above cost-of-capital returns (ROE and ROCE) and return targets of greater than 15 percent and 20 percent for domestic and international projects, respectively;

➢	Target growth rates of 5 percent to 8 percent average per year over the long-term; and

➢	Maintain a strong balance sheet.
In conducting its business, Occidental accepts commodity, engineering and limited exploration risks. Capital is employed to operate all assets in a safe and environmentally sound manner. Occidental seeks to limit its financial and political risks.
Price volatility is inherent in the oil and gas business. In 2016, Occidental continued to experience a challenging price environment with low oil, natural gas and NGLs prices. In order to manage this risk, Occidental strives to retain sufficient cash on hand and may access capital markets, as necessary.
In connection with Occidental's strategic review initiatives, Occidental:

➢	Acquired producing and non-producing leasehold acreage, CO2 properties and related infrastructure in the Permian Basin, which leverages existing infrastructure and operational synergies; and

➢	Completed its exit of non-core operations in the Piceance Basin, Bahrain, Iraq, Libya and Yemen.

The following describes the application of Occidental’s overall strategy for each of its operating segments:

Oil and Gas
The oil and gas business implements Occidental's strategy primarily by:

➢	Operating and developing areas where reserves are known to exist and to increase production from core areas, primarily in the Permian Basin, Colombia, Oman, Qatar and UAE;

➢	Focusing on cost-reduction efficiencies, improvement in new well productivity and better base management to reduce total spend per barrel;

➢	Using enhanced oil recovery techniques, such as CO2, water and steam floods, in mature fields;

➢
Focusing many of Occidental's subsurface characterization and technical activities on unconventional opportunities, primarily in the Permian Basin. This focus is in support of a sizable capital program within these developments; and

➢	Maintaining a disciplined and prudent approach with capital expenditures to focus on returns and maintain discipline, with an emphasis on creating value and further enhancing Occidental's existing positions.
In 2016, oil and gas capital expenditures were approximately $2.0 billion, and were mainly comprised of expenditures in the Permian Basin and the Middle East. This activity reflects Occidental's strategy to focus on achieving returns above the cost of capital even in a low price environment.
Management believes Occidental's oil and gas segment growth will occur primarily through exploitation and development opportunities in the Permian Basin and Colombia and focused international projects in the Middle East.

Chemical
The primary objective of OxyChem is to generate cash flow in excess of its normal capital expenditure requirements and achieve above-cost-of-capital returns. The chemical segment's strategy is to be a low-cost producer in order to maximize its cash flow generation. OxyChem concentrates on the chlorovinyls chain beginning with chlorine, which is co-produced with caustic soda, and markets both to external customers. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into polyvinyl chloride (PVC). OxyChem's focus on chlorovinyls allows it to maximize the benefits of integration and take advantage of economies of scale. Capital is employed to sustain production capacity and to focus on projects and developments designed to improve the competitiveness of segment assets. Acquisitions and plant development opportunities may be pursued when they are expected to enhance the existing core chlor-alkali and PVC businesses or take advantage of other specific opportunities. In early 2014, OxyChem, through a 50/50 joint venture with Mexichem S.A.B. de C.V., broke ground on a 1.2 billion pound-per-year ethylene cracker at the OxyChem Ingleside facility. The joint venture provides an opportunity to capitalize on the advantage that U.S. shale gas development has presented to U.S. chemical producers by providing low-cost ethane as a raw material. The joint venture will provide OxyChem with an ongoing source of ethylene, significantly reducing OxyChem's reliance on third-party ethylene suppliers. The construction of the ethylene cracker remains on budget and on schedule and is expected to begin operating in early 2017. In 2016, capital expenditures for OxyChem totaled $324 million. Additionally, $160 million was spent on the Mexichem joint venture. In the first quarter of 2016, OxyChem sold its Occidental Tower building in Dallas for a pre-tax gain of approximately $57 million and a non-core specialty chemicals business for a pre-tax gain of approximately $31 million. In 2016, OxyChem announced a $145 million expansion of its manufacturing plant in Geismar, Louisiana. The project will produce an OxyChem patented new raw material used in making next-generation, climate-friendly refrigerants with a low global warming and ozone depletion potential. Construction work has begun with an anticipated completion date in late 2017.

Midstream and Marketing
The midstream and marketing segment strives to maximize realized value by optimizing use of its assets, including its transportation and storage capacity, and by providing access to multiple markets. In order to generate returns, the segment evaluates opportunities across the value chain and uses its assets to provide services to other Occidental segments as well as third parties. The segment invests in and operates pipeline systems, gas plants, co-generation facilities, and storage facilities. The segment also seeks to minimize the costs of gas, power and other commodities used in Occidental's businesses, while limiting credit risk exposure. Capital is employed to sustain or, where appropriate, increase operational and transportation capacity and to improve the competitiveness of Occidental's assets. In 2016, capital expenditures totaled $358 million related to Permian Basin gas processing and gathering infrastructure, Al Hosn Gas and the Ingleside Crude Terminal.

Key Performance Indicators
Occidental seeks to meet its strategic goals by continually measuring its success in its key performance metrics that drive total stockholder return. In addition to production growth and capital allocation and deployment discussed above, Occidental believes the following are its most significant metrics:

➢	Health, environmental, safety and process metrics;

➢	Total Shareholder Return, including funding the dividend;

➢	Return on equity (ROE) and return on capital employed (ROCE); and

➢	Specific measures such as total spend per barrel, per-unit profit, production cost, cash flow, finding and development costs and reserves replacement percentages.

OIL AND GAS SEGMENT
Business Environment
Oil and gas prices are the major variables that drive the industry’s financial performance. The following table presents the average daily West Texas Intermediate (WTI), Brent and New York Mercantile Exchange (NYMEX) prices for 2016 and 2015:

	2016	2015
WTI oil ($/barrel)	$43.32	$48.80
Brent oil ($/barrel)	$45.04	$53.64
NYMEX gas ($/Mcf)	$2.42	$2.75

The following table presents Occidental's average realized prices as a percentage of WTI, Brent and NYMEX for 2016 and 2015:

	2016	2015
Worldwide oil as a percentage of average WTI	89%	97%
Worldwide oil as a percentage of average Brent	86%	88%
Worldwide NGLs as a percentage of average WTI	34%	33%
Worldwide NGLs as a percentage of average Brent	33%	30%
Domestic natural gas as a percentage of NYMEX	79%	78%

Average WTI and Brent oil price indexes declined 11 percent and 16 percent, from $48.80 and $53.64 in 2015 to $43.32 and $45.04 in 2016, respectively. Average worldwide realized oil prices fell $8.37, or 18 percent, in 2016 compared to 2015. However, the WTI and Brent oil price indexes increased significantly in the fourth quarter of 2016, closing at $53.72 per barrel and $56.82 per barrel, respectively, as of December 31, 2016, well above the 2016 average prices. The average realized domestic natural gas price in 2016 decreased 12 percent from 2015. Average NYMEX natural gas prices declined 12 percent, from $2.75 in 2015 to $2.42 in 2016.
Prices and differentials can vary significantly, even on a short-term basis, making it impossible to predict realized prices with a reliable degree of certainty.
The decline in oil and gas prices during 2016 and 2015, as well as the decision to sell or exit non-core assets, caused Occidental to assess the carrying value of all of its oil and gas producing assets and assess development plans for its non-producing assets. In 2016, impairment and related charges were immaterial. In 2015, Occidental recorded total pre-tax impairment and related charges of $3.5 billion for its domestic assets and $5.0 billion for its international assets. To assess carrying value of its oil and gas assets, Occidental uses oil and gas price curves settled on the last trading day of each quarter. While oil and gas future prices were increasing at the end of 2016 any future sustained declines in commodity prices may result in additional impairments in the future.

Operations
2016 Developments
In March 2016, Occidental completed the sale of its Piceance Basin operations in Colorado for approximately $153 million resulting in a pre-tax gain of $121 million.
In September 2016, Occidental completed the sale of its South Texas Eagle Ford non-operated properties for $63 million resulting in a pre-tax gain of $59 million.
In October 2016, Occidental acquired producing and non-producing leasehold acreage in the Permian Basin. This acquisition includes 35,000 net acres in Reeves and Pecos counties, Texas, in the Southern Delaware Basin, in areas where Occidental currently operates or has working interests. Separately, Occidental also acquired working interests in several producing oil and gas properties with CO2 floods and related EOR infrastructure, increasing Occidental's ownership in several properties where it is currently the operator or an existing working interest partner. The total purchase price for these transactions was approximately $2.0 billion.
In 2016, Occidental completed its exit of non-core operations in Bahrain, Iraq, Libya and Yemen.

Business Review
Domestic Interests
Occidental conducts its domestic operations through land leases, subsurface mineral rights it owns or a combination of both surface land and subsurface mineral rights it owns. Occidental's domestic oil and gas leases have a primary term ranging from one to ten years, which is extended through the end of production once it commences. Of the total 3.6 million net acres in which Occidental has interests, approximately 84 percent is leased, 15 percent is owned subsurface mineral rights and 1 percent is owned land with mineral rights.

The following charts show Occidental’s domestic total production volumes for the last five years:

Domestic Production Volumes
(thousands BOE/day)
Notes:

•	Excludes volumes from California Resources, which was separated on November 30, 2014, and included as discontinued operations for all applicable periods.

•	Operations sold include Piceance (sold in March 2016), Williston (sold in November 2015) and Hugoton (sold in April 2014)

United States Assets
United States

1.	Permian Basin

2.	South Texas and Other interests

Permian Basin
Occidental's Permian Basin production is diversified across a large number of producing areas. The basin extends throughout west Texas and southeast New Mexico and is one of the largest and most active oil basins in the United States, accounting for approximately 16 percent of the total United States oil production. Occidental is the largest operator and the largest producer of oil in the Permian Basin with an approximate 12 percent net share of the total oil production in the basin. Occidental also produces and processes natural gas and NGLs in the basin.
Occidental manages its Permian Basin operations through two business units: Permian Resources, which includes growth-oriented unconventional opportunities and Permian EOR, which utilizes enhanced oil recovery techniques such as CO2 floods and waterfloods. During 2016, the Permian operations focused on full cycle value through capital efficiency, reduced operating expense, improved base production and new well productivity. In the Permian Basin, Occidental spent over $1.2 billion of capital in 2016, with 60 percent spent on Permian Resources assets. In 2017, Occidental expects to allocate approximately one third of the 2017 capital budget to Permian Resources for focused development areas in the Midland and Delaware Basins and approximately 10 to 15 percent to Permian EOR in order to add to existing facilities to increase CO2 production and injection capacity for future projects.
Occidental's Permian Resources operations are among its fastest growing assets with over 11,650 drilling locations in its horizontal inventory located in the Midland and Delaware sub-basins. This inventory was developed using data gathered from appraisal efforts, and development drilling, along with offset operators drilling activities. As of year end, approximately 650 of these drilling locations represented proved reserves. Continued wellbore placement and completion optimization through advanced subsurface characterization and the application of enhanced manufacturing principles, combined with projected commercial savings, are expected to increase the well inventory even further. The development program, which largely began in 2010, continued in 2016. In 2016, Permian Resources drilled 63 horizontal wells. Production from Permian Resources comes from approximately 5,550 net wells, of which 23 percent are operated by other operators. These investments in Permian wells operated by others allows Occidental to access and leverage additional data in the same areas where it is operating. By analyzing the operated by others data with the significant amount of data Occidental has gathered, its Permian operations are able to use the information to aid in reducing operating expenses, gain drilling and completions efficiencies, increase the productivity of its wells and improve the base production. In 2016, Permian Resources added 92 million BOE to Occidental's proved reserves.
Permian EOR operates a combination of CO2 floods and waterfloods, which have similar development characteristics and ongoing monitoring and maintenance requirements. Due to a unique combination of characteristics, the Permian Basin has been a leader in the implementation of CO2 enhanced oil recovery projects. The Permian Basin’s concentration of large conventional reservoirs, favorable CO2 flooding performance and the proximity to naturally occurring CO2 supply has resulted in decades of steady growth in enhanced oil production. With 31 active floods and over 40 years of experience, Permian EOR is the industry leader in Permian Basin CO2 flooding.
Occidental is an industry leader in applying this technology, which can increase ultimate oil recovery by 10 to 25 percent in the fields where it is employed. Significant opportunity remains to expand Occidental's existing projects into new portions of reservoirs that thus far have only been water-flooded, leaving opportunity for significant additional recovery with new CO2 injection. Even small improvements in recovery efficiency can add significant reserves. Technology improvements, such as the recent trend towards vertical expansion of the CO2 flooded interval into residual oil zone targets continue to yield more recovery from existing projects. Over the last few years, Occidental has had an ongoing program of deepening wells, with 125 wells deepened in 2016 and 100 wells planned for 2017. Occidental utilizes workover rigs to drill the extra depth into additional CO2 floodable sections of the reservoir. These are low cost projects that can add reserves even in a low price environment. Permian EOR has a large inventory of future CO2 projects which could be developed over the next 20 years or accelerated, depending on market conditions. In 2016, Permian EOR had its largest improved recovery additions in more than 10 years adding 72 million BOE to Occidental's proved reserves, primarily as a result of executing CO2 flood development projects and expansions as well as extending the approved CO2 slug size of current floods.
The current strategy for Permian EOR is to invest sufficient capital to maintain current production and provide cash flow. By exploiting natural synergies between Permian EOR and Permian Resources, Occidental is able to deliver unique advantages, efficiencies and expertise across its Permian Basin operations. Occidental's share of production in the Permian Basin was approximately 269,000 BOE per day in 2016 with 124,000 BOE per day coming from Permian Resources and 145,000 BOE per day from Permian EOR.

South Texas and Other
Occidental holds approximately 178,000 net acres in South Texas. Occidental's share of production in South Texas and Other was approximately 33,000 BOE per day.

International Interests
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

The following charts show Occidental’s international production volumes for the last five years:

International Production Volumes
(thousands BOE/day)

328
340
279
289
301
26
72
67
79
80
302
268
212
210
221
2016
2015
2014
2013
2012
International Ongoing
Operations Sold or Exited

Notes:

•	Operations sold or exited include Bahrain, Iraq, Libya and Yemen.

Middle East Assets
Middle East

1.	Qatar

2.	United Arab Emirates

3.	Oman

Oman
In Oman, Occidental is the operator of Block 9 with a 50-percent working interest, Block 27 with a 65-percent working interest, Block 53 with a 45-percent working interest; and Block 62, with an 80-percent working interest.
In December 2015, the existing production sharing contract for Block 9 expired and Occidental agreed to operate Block 9 under modified operating terms until a new contract is approved. The Block 9 Exploration and Production Sharing Agreement 15-year extension was signed in January 2017 and will be effective upon ratification through Royal Decree. In 2016, the average gross production from Block 9 was 94,000 BOE per day. The term for Block 27 expires in 2035.
A 30-year PSC for the Mukhaizna Field (Block 53) was signed with the Government of Oman in 2005, pursuant to which Occidental assumed operation of the field. By the end of 2016, Occidental had drilled more than 2,900 new wells and continued implementation of a major steamflood project. In 2016, the average gross daily production was 127,000 BOE per day, including a record fourth quarter production of 133,000 BOE per day, which was approximately 16 times higher than the production rate in September 2005 when Occidental assumed operations.
In 2008, Occidental was awarded a 20-year contract for Block 62, subject to declaration of commerciality, where it is pursuing development and exploration opportunities targeting natural gas and condensate resources. In 2014, Occidental signed a five-year extension for the initial phase for the discovered non associated gas area (natural gas not in contact with crude oil in a reservoir) for Block 62. Production commenced in January 2016.
In 2016, Occidental achieved record production in Oman, and Occidental's share of production averaged 96,000 BOE per day in 2016.

Qatar
In Qatar, Occidental is the operator of the offshore fields Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome (ISSD), with a 100-percent working interest in each, and Al Rayyan (Block 12), with a 92.5-percent working interest. The terms for ISND and ISSD expire in 2019 and 2022, respectively. The term for Block 12 expires on May 31, 2017 and this contract will not be extended. Production from Block 12 was not significant.
Occidental has continued to successfully implement large scale water flooding projects combined with state of the art horizontal drilling, advanced completion techniques as well as utilizing extensive automated artificial lift systems that are significantly extending the life of the field. Since the commencement of its operations in 1994, Occidental has boosted the production from the Idd El Shargi fields by over 400 percent with current gross oil rates of around 95,000 BOE per day. The ISSD field recently demonstrated encouraging results and is achieving record levels of production. Despite complex marine operations, Occidental is recognized as the lowest cost in country oil operator.
Occidental also holds the Dolphin investment that is comprised of two separate economic interests through which Occidental owns: (i) a 24.5-percent undivided interest in the upstream operations under a Development and Production Sharing Agreement with the Government of Qatar to develop and produce natural gas, NGLs and condensate in Qatar’s North Field through mid-2032, with a provision to request a five-year extension; and (ii) a 24.5-percent interest in the stock of Dolphin Energy Limited (Dolphin Energy), which operates a pipeline and is discussed further in "Midstream and Marketing Segment - Pipeline Transportation."
Occidental's share of production from Qatar was approximately 108,000 BOE per day in 2016.

United Arab Emirates
In 2011, Occidental acquired a 40-percent participating interest in Al Hosn Gas, joining with the Abu Dhabi National Oil Company (ADNOC) in a 30-year joint venture agreement. In 2016, Al Hosn Gas gross production exceeded expectations, producing over 570 MMcf per day of natural gas and 95,000 barrels per day of NGLs and condensate in its highest month of production. Occidental’s share of production from Al Hosn Gas was 190 MMcf per day of natural gas and 32,000 barrels per day of NGLs and condensate in 2016.
Additionally, Al Hosn Gas includes gas processing facilities which are discussed further in "Midstream and Marketing Segment - Gas Processing Plants and CO2 Fields and Facilities".
Occidental conducts a majority of its Middle East business development activities through its office in Abu Dhabi, which also provides various support functions for Occidental’s Middle East oil and gas operations.

Latin America Assets

Latin America 1. Colombia

Colombia
Occidental has working interests in the La Cira-Infantas and Teca areas and has operations within the Llanos Norte Basin. Occidental's interests range from 39 to 61 percent and certain interests expire between 2023 and 2038, while others extend through the economic limit of the areas. In 2016, Occidental started a thermal recovery pilot at the Teca heavy oil field and the initial results are better than anticipated. Production began from these pilots in 2016. Occidental's share of production from Colombia was approximately 33,000 BOE per day in 2016.
Occidental also holds working interests in the Tarija, Chuquisaca and Santa Cruz regions of Bolivia, which produce gas. Occidental's share of production from Bolivia was 1,000 BOE per day in 2016.

Proved Reserves
Proved oil, NGLs and gas reserves were estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices were defined by contractual arrangements. Oil, NGLs and natural gas prices used for this purpose were based on posted benchmark prices and adjusted for price differentials including gravity, quality and transportation costs. For the 2016, 2015 and 2014 disclosures, the calculated average West Texas Intermediate oil prices were $42.75, $50.28 and $94.99 per barrel, respectively. The calculated average Brent oil prices for 2016, 2015 and 2014 disclosures were $44.49, $55.57 and $99.51, per barrel, respectively. The calculated average Henry Hub gas prices for 2016, 2015 and 2014 were $2.55, $2.66 and $4.42 per MMBtu, respectively.
Occidental had proved reserves at year-end 2016 of 2,406 million BOE, compared to the year-end 2015 amount of 2,200 million BOE. Proved reserves at year-end 2016 and 2015 consisted of, respectively, 56 percent and 59 percent oil, 17 percent and 15 percent NGLs and 27 percent and 26 percent natural gas. Proved developed reserves represented approximately 77 percent and 79 percent, respectively, of Occidental’s total proved reserves at year-end 2016 and 2015.
Occidental does not have any reserves from non-traditional sources. For further information regarding Occidental's proved reserves, see "Supplemental Oil and Gas Information" following the "Financial Statements."

Changes in Proved Reserves
Occidental's total proved reserves increased 206 million BOE in 2016, which included additions of 187 million BOE from Occidental's development program.
Changes in reserves were as follows:

(in millions of BOE)	2016
Revisions of previous estimates	159
Improved recovery	185
Extensions and discoveries	2
Purchases	137
Sales	(46)
Production	(231)
Total	206

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

Revisions of Previous Estimates
Revisions can include upward or downward changes to previous proved reserve estimates for existing fields due to the evaluation or interpretation of geologic, production decline or operating performance data. In addition, product price changes affect proved reserves recorded by Occidental. For example, lower prices may decrease the economically recoverable reserves, particularly for domestic properties, because the reduced margin limits the expected life of the operations. Offsetting this effect, lower prices increase Occidental's share of proved reserves under PSCs because more oil is required to recover costs. Conversely, when prices rise, Occidental's share of proved reserves decreases for PSCs and economically recoverable reserves may increase for other operations. In 2016, positive revisions of 159 million BOE were primarily due to technical revisions in Al Hosn Gas and price revisions in Oman due to the PSC impact, partially offset by negative domestic price revisions.
Reserve estimation rules require that estimated ultimate recoveries be much more likely to increase or remain constant than to decrease, as changes are made due to increased availability of technical data.

Improved Recovery
In 2016, Occidental added proved reserves of 185 million BOE mainly associated with the Permian Basin and Oman operations. These properties comprise both conventional projects, which are characterized by the deployment of EOR development methods, largely employing application of CO2 flood, waterflood or steam flood, and unconventional projects. These types of conventional EOR development methods can be applied through existing wells, though additional drilling is frequently required to fully optimize the development configuration. Waterflooding is the technique of injecting water into the formation to displace the oil to the offsetting oil production wells. The use of either CO2 or steam flooding depends on the geology of the formation, the evaluation of engineering data, availability and cost of either CO2 or steam and other economic factors. Both techniques work similarly to lower viscosity causing the oil to move more easily to the producing wells. Many of Occidental's projects, including unconventional projects, rely on improving permeability to increase flow in the wells. In addition, some improved recovery comes from drilling infill wells that allow recovery of reserves that would not be recoverable from existing wells.

Extensions and Discoveries
Occidental also added proved reserves from extensions and discoveries, which are dependent on successful exploration and exploitation programs. In 2016, extensions and discoveries added 2 million BOE related primarily to the recognition of proved developed reserves in Oman.

Purchases of Proved Reserves
Occidental continues to seek opportunities to add reserves through acquisitions when properties are available at prices it deems reasonable. As market conditions change, the available supply of properties may increase or decrease accordingly.
In 2016, Occidental purchased 137 million BOE of proved reserves in the Permian Basin, which mainly came from acquisitions made in October 2016.

Sales of Proved Reserves
In 2016, Occidental sold 46 million BOE in proved reserves mainly related to Libya and Piceance.

Proved Undeveloped Reserves
In 2016, Occidental had proved undeveloped reserve additions of 195 million BOE mainly from Permian Basin improved recovery and purchases. These proved undeveloped reserve additions were partially offset by transfers of 66 million BOE to the proved developed category as a result of the 2016 development programs and 47 million BOE of negative price and price related revisions. Permian Basin and Oman accounted for approximately 89 percent of the reserve transfers from proved undeveloped to proved developed in 2016. Occidental incurred approximately $0.5 billion in 2016 to convert proved undeveloped reserves to proved developed reserves. A substantial portion of the proved undeveloped reserves as of December 31, 2016, was the result of the development program in the Permian Basin, which represents 75 percent of total year-end proved undeveloped reserves.

Reserves Evaluation and Review Process
Occidental's estimates of proved reserves and associated future net cash flows as of December 31, 2016, were made by Occidental’s technical personnel and are the responsibility of management. The estimation of proved reserves is based on the requirement of reasonable certainty of economic producibility and funding commitments by Occidental to develop the reserves. This process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of the proved reserves estimation process, all reserve volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices (the unweighted arithmetic average of the first-day-of-the-month price for each month within the year) and realized prices and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analysis, type-curve analysis, material balance calculations that take into account the volumes of substances replacing the volumes produced and associated reservoir pressure changes, seismic analysis and computer simulation of the reservoir performance. These field-tested technologies have demonstrated reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Operating and capital costs are forecast using the current cost environment applied to expectations of future operating and development activities.
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
In 2016, Ryder Scott conducted a process review of the methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2016, in accordance with the SEC regulatory standards. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s 2016 year-end total proved reserves portfolio. In 2016, Ryder Scott reviewed approximately 18 percent of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 80 percent of Occidental’s existing proved oil and gas reserves. Management retains Ryder Scott to provide objective third-party input on its methods and procedures and to gather industry information applicable to Occidental’s reserve estimation and reporting process. Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental. Occidental has filed Ryder Scott's independent report as an exhibit to this Form 10-K.
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

Industry Outlook
The petroleum industry is highly competitive and subject to significant volatility due to various market conditions. Average annual WTI and Brent oil price indexes for 2016 were below the 2015 averages, but ended the year higher, closing at $53.72 per barrel and $56.82 per barrel, respectively, as of December 31, 2016. Commodity prices remained relatively constant in early 2017.
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

CHEMICAL SEGMENT
Business Environment
Although United States economic growth in 2016 lagged behind that of 2015, demand for domestically produced energy and feedstocks remained fairly constant as natural gas and ethylene pricing was lower on average than in 2015. Historically high planned and unplanned ethylene outages, resulting in price volatility within the spot market, and rising energy costs in the last half of 2016 put pressure on chemical margins. The impact of energy and feedstock costs was partially offset by the end of 2016 as tighter supply in the caustic soda and PVC markets resulted in improved margins.

Business Review
Basic Chemicals
In 2016, the United States economic growth rate was expected to be below the 2.6 percent experienced in 2015. The lower than expected U.S. growth rate tempered domestic demand as the 2016 industry chlorine operating rate increased by only 1 percent, to 84 percent, resulting in only a moderate improvement in chlorine pricing. Exports of downstream chlorine derivatives into the vinyls chain were relatively strong in 2016 as United States ethylene and energy costs were advantaged over global pricing. Liquid caustic soda prices improved both domestically and globally in the last three quarters of 2016 as new capacity growth in the United States slowed.

Vinyls
Demand for domestic and export PVC improved year- over-year 4.1 percent and 4.2 percent, respectively. Domestic demand was driven by construction as housing starts continued their year-over-year increase and rising home values drove increased home remodeling. Export volume remains a significant portion of PVC sales representing over 30 percent of total North American producer’s production. PVC industry operating rates in 2016 were approximately 2.3 percent higher than 2015. Industry PVC margins declined slightly in 2016 compared to 2015, as PVC pricing decreased with lower ethylene pricing.

Industry Outlook
Industry performance will depend on the health of the global economy, specifically in the housing, construction, automotive and durable goods markets. Margins also depend on market supply and demand balances and feedstock and energy prices. Long-term weakness in the petroleum industry may negatively affect the demand and pricing of a number of Occidental’s products that are consumed by industry participants. Further strengthening of the U.S. dollar may cause headwinds in the U.S. commodity export market.

Basic Chemicals
Continued improvement in the United States housing, automotive and durable goods markets should drive a moderate increase in domestic demand for basic chemical products in 2017. Export demand for caustic is also expected to remain firm in 2017. Overall, the low chlor-alkali operating rates driven by capacity increases over the last few years should improve as the pace of expansions have slowed considerably both domestically and globally. Improved 2016 margins from historically low values in 2015 are expected to continue as long as United States feedstock costs, primarily natural gas and ethylene, remain favorable compared to global feedstock costs. Businesses such as calcium chloride and muriatic acid continue to be challenged but are expected to improve as oil prices rise.

Vinyls
North American demand should improve slightly in 2017 over 2016 levels as growth in construction spending continues with further upside potential driven by new infrastructure projects. North American operating rates are expected to remain relatively flat with 2016 but margins should improve as demand in the United States strengthens.

MIDSTREAM AND MARKETING SEGMENT
Business Environment
Midstream and marketing segment earnings are affected by the performance of its marketing business and its processing, transportation and power generation assets. The marketing business aggregates and markets Occidental's and third-party volumes and engages in storage activities. Marketing performance is affected primarily by commodity price changes and margins in oil and gas transportation and storage programs. Processing and transportation results are affected by the volumes that are processed and transported through the segment's plants and pipelines, as well as the margins obtained on related services.
The midstream and marketing segment earnings in 2016 were significantly higher than those in 2015, primarily due to impairments taken in 2015. Excluding the 2015 impairments, 2016 earnings were lower because of unfavorable contract pricing on long-term supply agreements as well as unfavorable Permian to Gulf Coast differentials, decreased throughput and lower realized NGLs pricing.

Business Review
Pipeline Transportation
Margin and cash flow from pipeline transportation operations mainly reflect volumes shipped. Dolphin Energy owns and operates a 230-mile-long, 48-inch-diameter natural gas pipeline (Dolphin Pipeline), which transports dry natural gas from Qatar to the UAE and Oman. The Dolphin Pipeline contributes significantly to Occidental's pipeline transportation results through Occidental's 24.5-percent interest in Dolphin Energy. The Dolphin Pipeline has capacity to transport up to 3.2 Bcf of natural gas per day and currently transports approximately 2.2 Bcf per day, and up to 2.5 Bcf per day in the summer. Dolphin Pipeline is currently expanding gas compression facilities to achieve maximum pipeline capacity. Occidental believes substantial opportunities remain to provide gas transportation to additional customers in the region to reach the full capacity of the Dolphin Pipeline and generate additional midstream revenues and cash flows.
Occidental owns an oil common carrier pipeline and storage system with approximately 2,900 miles of pipelines from southeast New Mexico across the Permian Basin in west Texas to Cushing, Oklahoma. The system has a current throughput capacity of about 720,000 barrels per day, 7.1 million barrels of active storage capability and 128 truck unloading facilities at various points along the system, which allow for additional volumes to be delivered into the pipeline.
Occidental's 2016 pipeline transportation earnings declined from 2015 due to lower throughput volumes.

Gas Processing Plants and CO2 Fields and Facilities
Occidental processes its and third-party domestic wet gas to extract NGLs and other gas byproducts, including CO2, and delivers dry gas to pipelines. Margins primarily result from the difference between inlet costs of wet gas and market prices for NGLs. Occidental’s 2016 earnings from these operations decreased compared to 2015 due to lower realized NGL pricing.
Occidental, together with ADNOC, developed Al Hosn Gas in Abu Dhabi, of which Occidental has a 40-percent participating interest. Al Hosn Gas is designed to process 1.0 Bcf per day of natural gas and separate it into sales gas, condensate, NGLs and sulfur. The processing facilities include processing and treatment facilities, sulfur recovery units, including facilities to extract sulfur from natural gas and to load and store sulfur. The facilities produce approximately 10,000 tons per day of sulfur, of which approximately 4,000 tons is Occidental's share. Al Hosn Gas facilities generates revenues from gas processing fees and the sale of sulfur. The decrease in 2016 earnings compared to 2015 was primarily due to lower sulfur pricing.

Power Generation Facilities
Earnings from power and steam generation facilities are derived from sales to affiliates and third parties. The increase in earnings in 2016 compared to 2015 was a result of higher production due to fewer outages.

Marketing
The marketing group markets substantially all of Occidental’s oil, NGLs and gas production, as well as trades around its assets, including its own and third party transportation and storage capacity. Occidental’s third-party marketing activities focus on purchasing oil, NGLs and gas for resale from parties whose oil and gas supply is located near its transportation and storage assets. These purchases allow Occidental to aggregate volumes to better utilize and optimize its assets. Marketing performance in 2016 declined compared to 2015 due to unfavorable Permian to Gulf Coast crude oil price differentials.

Industry Outlook
The pipeline transportation and power generation businesses are expected to remain relatively stable. Marketing results can have significant volatile results depending on significant price swings, as well as Permian to Gulf Coast crude oil differentials. Occidental continues to actively focus on marketing its commodity production to generate maximum value for its stakeholders. The gas processing plant operations could have volatile results depending mostly on NGLs prices, which cannot reasonably be predicted. Generally, higher NGLs prices result in higher profitability.

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
The statements of income and cash flows, and supplemental oil and gas information related to California Resources have been treated as discontinued operations for the year ended December 31, 2014. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014 because of the spin-off from Occidental.

The following table sets forth the sales and earnings of each operating segment and corporate items:

(in millions, except per share amounts)
For the years ended December 31,	2016	2015	2014
NET SALES (a)
Oil and Gas	$6,377	$8,304	$13,887
Chemical	3,756	3,945	4,817
Midstream and Marketing	684	891	1,373
Eliminations (a)	(727)	(660)	(765)
	$10,090	$12,480	$19,312
SEGMENT RESULTS AND EARNINGS
Domestic	$(1,552)	$(4,151)	$(2,381)
Foreign	965	(3,747)	2,935
Exploration	(49)	(162)	(126)
Oil and Gas (b,c,d)	(636)	(8,060)	428
Chemical (e)	571	542	420
Midstream and Marketing (f,g)	(381)	(1,194)	2,564
	(446)	(8,712)	3,412
Unallocated corporate items
Interest expense, net	(275)	(141)	(71)
Income taxes	662	1,330	(1,685)
Other (h)	(943)	(623)	(1,800)
Income (loss) from continuing operations (i)	(1,002)	(8,146)	(144)
Discontinued operations, net (j)	428	317	760
Net Income attributable to common stock	$(574)	$(7,829)	$616
Basic Earnings per Common Share	$(0.75)	$(10.23)	$0.79
See footnotes following significant transactions and events affecting Occidental's earnings.

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount.

Benefit (Charge) (in millions)	2016	2015	2014
OIL AND GAS
Asset sales gains (b)	$107	$10	$531
Asset impairments and related items domestic (c)	(1)	(3,457)	(4,766)
Asset impairments and related items international (d)	(70)	(5,050)	(1,066)
Total Oil and Gas	$36	$(8,497)	$(5,301)
CHEMICAL
Asset sales gains (e)	$88	$98	$—
Asset impairments and related items	—	(121)	(149)
Total Chemical	$88	$(23)	$(149)
MIDSTREAM AND MARKETING
Asset sale gains (f)	$—	$—	$1,984
Asset impairments and related items (g)	(160)	(1,259)	31
Total Midstream and Marketing	$(160)	$(1,259)	$2,015
CORPORATE
Asset sale losses	$—	$(8)	$—
Asset impairments (h)	(619)	(235)	(1,358)
Severance, spin-off and other	—	(118)	(61)
Tax effect of pre-tax and other adjustments	424	1,903	927
Discontinued operations, net of tax (j)	428	317	760
Total Corporate	$233	$1,859	$268
TOTAL	$197	$(7,920)	$(3,167)

(a)	Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

(b)	The 2016 gain on sale of assets included the sale of Piceance and South Texas oil and gas properties. The 2014 amount represented the gain on sale of the Hugoton properties.

(c)
The 2015 amount included approximately $1.6 billion of impairment and related charges associated with non-core domestic oil and gas assets in the Williston Basin (sold in November 2015) and Piceance Basin sold in March 2016. The remaining 2015 charges were mainly associated with the decline in commodity prices and management changes to future development plans. The 2014 amount was mainly comprised of impairment and related charges on the Williston and Piceance assets.

(d)
The 2016 amount included a net charge of $61 million related to the sale of Libya and exit from Iraq. The 2015 amount included impairment and related charges of approximately $1.7 billion for operations where Occidental exited or reduced its involvement in and $3.4 billion related to the decline in commodity prices.

(e)	The 2016 amount included the gain on sale of the Occidental Tower in Dallas and a non-core specialty chemicals business. The 2015 amount represented a gain on sale of an idled facility.

(f)
The 2014 amount included a $633 million gain on sale of Occidental’s interest in BridgeTex Pipeline Company, LLC, and a $1.4 billion gain on sale of a portion of Occidental’s investment in Plains Pipeline.

(g)
The 2016 amount included charges related to the termination of crude oil supply contracts.The 2015 amount included an impairment charge of $814 million related to the Century gas processing plant as a result of SandRidge’s inability to provide volumes to the plant and meet its contractual obligations to deliver CO2.

(h)
The 2016 amount included charges of $541 million related to a reserve for doubtful accounts and $78 million loss on the distribution of the remaining CRC stock. The 2015 amount included a $227 million other-than-temporary loss on Occidental’s investment in California Resources. The 2014 amount included an $805 million impairment charge for the Joslyn oil sand project and a $553 million other-than-temporary loss on the investment in California Resources.

(i)
Represents amounts attributable to income from continuing operations after deducting a non controlling interest amount of $14 million in 2014. The non controlling interest amount has been netted in the midstream and marketing segment earnings.

(j)
The 2016 and 2015 amounts included gains related to the Ecuador settlement. See Note 2 of the consolidated financial statements. The 2014 amount included the results of Occidental's California operations.

Oil and Gas

(in millions)	2016	2015	2014
Segment Sales	$6,377	$8,304	$13,887
Segment Results
Domestic	$(1,552)	$(4,151)	$(2,381)
Foreign	965	(3,747)	2,935
Exploration	(49)	(162)	(126)
	$(636)	$(8,060)	$428

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for each of the three years in the period ended December 31, 2016. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Production per Day (MBOE)	2016	2015	2014
United States
Permian Resources	124	110	75
Permian EOR	145	145	147
South Texas and Other	33	73	96
Total	302	328	318
Latin America	34	37	29
Middle East/North Africa
Al Hosn	64	35	—
Dolphin	43	41	38
Oman	96	89	76
Qatar	65	66	69
Other	26	72	67
Total	294	303	250
Total Production (MBOE) (a)	630	668	597

(See footnote following the Average Realized Prices table)

Production per Day from Ongoing Operations (MBOE)	2016	2015	2014
United States
Permian Resources	124	110	75
Permian EOR	145	145	147
South Texas and Other	31	42	52
Total	300	297	274
Latin America	34	37	29
Middle East/North Africa
Al Hosn	64	35	—
Dolphin	43	41	38
Oman	96	89	76
Qatar	65	66	69
Total	268	231	183
Total Production Ongoing Operations	602	565	486
Sold domestic operations	2	31	44
Sold or Exited MENA operations	26	72	67
Total Production (MBOE) (a)	630	668	597

(See footnote following the Average Realized Prices table)

Production per Day by Products	2016	2015	2014
United States
Oil (MBBL)
Permian Resources	77	71	43
Permian EOR	108	110	111
South Texas and Other	4	21	29
Total	189	202	183
NGLs (MBBL)
Permian Resources	21	16	12
Permian EOR	27	29	30
South Texas and Other	5	10	13
Total	53	55	55
Natural gas (MMCF)
Permian Resources	158	137	120
Permian EOR	59	37	38
South Texas and Other	144	250	318
Total	361	424	476
Latin America
Oil (MBBL) – Colombia	33	35	27
Natural gas (MMCF) – Bolivia	8	10	11
Middle East/North Africa
Oil (MBBL)
Al Hosn	12	7	—
Dolphin	7	7	7
Oman	77	82	69
Qatar	65	66	69
Other	7	32	28
Total	168	194	173
NGLs (MBBL)
Al Hosn	20	10	—
Dolphin	8	8	7
Total	28	18	7
Natural gas (MMCF)
Al Hosn	190	109	—
Dolphin	166	158	143
Oman	115	44	43
Other	114	237	236
Total	585	548	422
Total Production (MBOE) (a)	630	668	597

(See footnote following the Average Realized Prices table)

Production per Day by Products from Ongoing Operations	2016	2015	2014
United States
Oil (MBBL)
Permian Resources	77	71	43
Permian EOR	108	110	111
South Texas and Other	4	6	7
Total	189	187	161
NGLs (MBBL)
Permian Resources	21	16	12
Permian EOR	27	29	30
South Texas and Other	5	7	9
Total	53	52	51
Natural gas (MMCF)
Permian Resources	158	137	120
Permian EOR	59	37	38
South Texas and Other	133	173	210
Total	350	347	368
Latin America
Oil (MBBL) – Colombia	33	35	27
Natural gas (MMCF) – Bolivia	8	10	11
Middle East/North Africa
Oil (MBBL)
Al Hosn	12	7	—
Dolphin	7	7	7
Oman	77	82	69
Qatar	65	66	69
Total	161	162	145
NGLs (MBBL)
Al Hosn	20	10	—
Dolphin	8	8	7
Total	28	18	7
Natural gas (MMCF)
Al Hosn	190	109	—
Dolphin	166	158	143
Oman	115	44	43
Total	471	311	186
Total Production Ongoing Operations	602	565	486
Sold domestic operations	2	31	44
Sold or Exited MENA operations	26	72	67
Total Production (MBOE) (a)	630	668	597

(See footnote following the Average Realized Prices table)

Sales Volumes per Day by Products	2016	2015	2014
United States
Oil (MBBL)	189	202	183
NGLs (MBBL)	53	55	55
Natural gas (MMCF)	361	424	476
Latin America
Oil (MBBL) – Colombia	34	35	29
Natural gas (MMCF) – Bolivia	8	10	11
Middle East/North Africa
Oil (MBBL)
Al Hosn	12	7	—
Dolphin	7	8	7
Oman	77	82	69
Qatar	66	67	69
Other	7	36	27
Total	169	200	172
NGLs (MBBL)
Al Hosn	20	10	—
Dolphin	8	8	7
Total	28	18	7
Natural gas (MMCF)	585	548	422
Total Sales Volumes (MBOE) (a)	632	674	598

(See footnote following the Average Realized Prices table)

Sales Volumes per Day by Products from Ongoing Operations	2016	2015	2014
United States
Oil (MBBL)	189	187	161
NGLs (MBBL)	53	52	51
Natural gas (MMCF)	350	347	368
Latin America
Oil (MBBL) – Colombia	34	35	29
Natural gas (MMCF) – Bolivia	8	10	11
Middle East/North Africa
Oil (MBBL)
Al Hosn	12	7	—
Dolphin	7	8	7
Oman	77	82	69
Qatar	66	67	69
Total	162	164	145
NGLs (MBBL)
Al Hosn	20	10	—
Dolphin	8	8	7
Total	28	18	7
Natural gas (MMCF)	471	311	186
Total Sales Ongoing Operations	604	567	488
Sold domestic operations	2	31	44
Sold or Exited MENA operations	26	76	66
Total Sales Volumes (MBOE) (a)	632	674	598

(See footnote following the Average Realized Prices table)

	2016	2015	2014
Average Realized Prices
Oil Prices ($ per bbl)
United States	$39.38	$45.04	$84.73
Latin America	$37.48	$44.49	$88.00
Middle East/North Africa	$38.25	$49.65	$96.34
Total worldwide	$38.73	$47.10	$90.13
NGLs Prices ($ per bbl)
United States	$14.72	$15.35	$37.79
Middle East/North Africa	$15.01	$17.88	$30.98
Total worldwide	$14.82	$15.96	$37.01
Gas Prices ($ per Mcf)
United States	$1.90	$2.15	$3.97
Latin America	$3.78	$5.20	$8.94
Total worldwide	$1.53	$1.49	$2.55

(a)	Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence.

Oil and gas segment results were losses of $0.6 billion and $8.1 billion in 2016 and 2015, respectively, and income of $0.4 billion in 2014. The 2016 results for the oil and gas segment included pre-tax gains of $107 million, mainly comprised of the sales of Piceance and South Texas assets, and net charges of $61 million related to the sale of Libya and exit from Iraq.
Oil and gas segment results in 2015 included pre-tax impairment and related charges of $3.5 billion and $5.0 billion on domestic and international assets, respectively. Approximately $1.3 billion of the domestic impairment and related charges were due to the exit of Occidental’s operations in the Williston Basin, which was sold in November 2015 and in the Piceance Basin, which was sold in March 2016. The remaining domestic charges were due to the significant decline in the futures price curve as well as management’s decision not to pursue development activities associated with certain non-producing acreage. Internationally, the impairments and related charges were due to a combination of Occidental’s strategic plan to exit or reduce our exposure in certain Middle East and North Africa operations as well as the decline in the futures price curve, which have made certain projects in the region unprofitable. Earnings in 2014 included pre-tax charges of $5.3 billion related to the impairment of domestic and international assets and the gain from the sale of Hugoton assets.
Domestic oil and gas segment results were losses of $1.6 billion, $4.2 billion and $2.4 billion in 2016, 2015 and 2014, respectively. Excluding the significant items noted above, the decrease in domestic oil and gas results in 2016, compared to 2015, reflected significantly lower realized oil prices, which had decreased by 13 percent in 2016 compared to 2015 and higher DD&A rates. To a lesser extent, the lower 2016 results also reflected lower oil volumes due to the sale of non-core domestic operations. The decrease in results compared to 2015 were partially offset by lower cash operating expenses.
Similar to domestic results, and excluding the significant items noted above, the decrease in international earnings in 2016, compared to 2015, reflected significantly lower realized crude oil prices, which had decreased by 23 percent in the Middle East and 16 percent in Latin America partially offset by lower DD&A rates.
Average production costs for 2016, excluding taxes other than on income, were $10.76 per BOE, compared to
$11.57 per BOE for 2015. The decrease in average costs reflected lower maintenance, workover and support costs as a result of improvements in operating efficiencies, especially in the domestic operations.
Average daily production volumes were 630,000 BOE and 668,000 BOE for 2016 and 2015, respectively, and included production from assets sold or exited of 28,000 BOE and 103,000 BOE for 2016 and 2015, respectively. Excluding production for assets sold or exited, average daily production volumes were 602,000 BOE and 565,000 BOE for 2016 and 2015, respectively. The increase in production from on-going operations mainly reflected higher production from Al Hosn Gas as it was not fully operational in 2015 and higher production from Permian Resources, which increased its 2016 production by 13 percent compared to 2015. These increases were offset by lower production from South Texas and Other due to curtailed drilling.
In addition to the impairments and related charges noted above, the decrease in domestic oil and gas segment results in 2015, compared to 2014, reflected significantly lower crude oil, NGL and natural gas prices, partially offset by higher crude oil production volumes and lower operating costs from lower workover and maintenance costs and lower DD&A expenses. The decrease in international earnings reflected lower realized crude oil prices, partially offset by higher sales volumes.
Average daily production volumes were 668,000 BOE and 597,000 BOE for 2015 and 2014, respectively, and included 103,000 BOE and 111,000 BOE of production from assets sold or exited in 2015 and 2014, respectively. Excluding production for assets sold or exited, average daily production volumes were 565,000 BOE and 486,000 BOE for 2015 and 2014, respectively. The increase in on going production reflected the commencement of production at Al Hosn in 2015 along with a 47 percent increase in production from Permian Resources.
Average production costs for 2015, excluding taxes other than on income, were $11.57 per BOE, compared to $13.50 per BOE in 2014. The decrease in average costs reflected decreased activity in downhole maintenance and lower overall cost structure.

Chemical

(in millions)	2016	2015	2014
Segment Sales	$3,756	$3,945	$4,817
Segment Results	$571	$542	$420

Chemical segment earnings were $571 million, $542 million and $420 million for 2016, 2015 and 2014 respectively. Included in 2016 earnings are a pre-tax gain on sale of $57 million from the sale of the Occidental Tower building in Dallas and a $31 million pre-tax gain from the sale of a non-core specialty chemicals business. Included in 2015 earnings are pre-tax asset impairments of $121 million and a pre-tax gain on sale of $98 million from the sale of an idled facility. Excluding these significant items, the decrease in 2016 earnings, compared to 2015, reflected lower PVC margins as PVC pricing decreased with lower ethylene pricing, which was partially offset by lower ethylene and energy costs.
Segment earnings for 2014 included asset impairments of $149 million. Excluding these significant items, the decrease in 2015 earnings, compared to 2014 reflected lower caustic soda pricing and lower sales volumes across most products, offset by improved PVC margins resulting primarily from lower energy and ethylene costs.

Midstream and Marketing

(in millions)	2016	2015	2014
Segment Sales	$684	$891	$1,373
Segment Results	$(381)	$(1,194)	$2,564

Midstream and marketing segment results were losses of $0.4 billion and $1.2 billion in 2016 and 2015, respectively, and earnings of $2.6 billion in 2014. Included in 2016 results was a $160 million charge related to the termination of crude oil supply contracts. Included in 2015 results were impairments and related charges of $1.3 billion. Included in 2014 earnings were $2.0 billion of gains from the sale of BridgeTex Pipeline and part of Occidental's investment in Plains Pipeline. Excluding the significant items noted above, the decrease in 2016 results compared to 2015 reflected lower marketing margins due to unfavorable contract pricing on long-term supply agreements as well as unfavorable Permian to Gulf Coast differentials, decreased throughput and lower realized NGLs pricing. Excluding the significant items noted above, the decrease in 2015 results, compared to 2014, primarily reflected lower marketing margins due to the narrowing of the Permian to Gulf Coast differentials, lower domestic gas processing income due to lower NGL prices and lower Dolphin Pipeline income and the decrease in Occidental's interest in Plains Pipeline.

TAXES
Deferred tax liabilities, net of deferred tax assets of $2.3 billion, were $1.1 billion at December 31, 2016. The deferred tax assets, net of allowances, are expected to be realized through future operating income and reversal of temporary differences.

Worldwide Effective Tax Rate
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

(in millions)	2016	2015	2014
SEGMENT RESULTS
Oil and Gas	$(636)	$(8,060)	$428
Chemical	571	542	420
Midstream and Marketing (a)	(381)	(1,194)	2,564
Unallocated Corporate Items	(1,218)	(764)	(1,871)
Pre-tax (loss) income	(1,664)	(9,476)	1,541
Income tax (benefit) expense
Federal and State	(1,298)	(2,070)	(157)
Foreign	636	740	1,842
Total income tax (benefit) expense	(662)	(1,330)	1,685
Loss from continuing operations(a)	$(1,002)	$(8,146)	$(144)
Worldwide effective tax rate	40%	14%	109%

(a)
Represents amounts attributable to income from continuing operations after deducting a non-controlling interest amount of $14 million in 2014. The non-controlling interest amount has been netted in the midstream and marketing segment earnings.

Occidental's 2016 worldwide effective tax rate was 40 percent, which is higher than the 2015 rate mainly due to the mix of domestic operating losses and foreign operating income, tax credits and tax benefits resulting from the write off of exploration blocks. Excluding the impact of impairments and other nonrecurring items, Occidental’s worldwide effective tax rate for 2016 would be 24 percent.
A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries, as it is Occidental’s intention to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $116 million would be required, assuming utilization of available foreign tax credits.

CONSOLIDATED RESULTS OF OPERATIONS
Changes in components of Occidental's results of continuing operations are discussed below:

Revenue and Other Income Items

(in millions)	2016	2015	2014
Net sales	$10,090	$12,480	$19,312
Interest, dividends and other income	$106	$118	$130
Gain on sale of equity investments and other assets	$202	$101	$2,505

The decrease in net sales in 2016, compared to 2015, was mainly due to the decline in average worldwide realized oil prices in 2016 and a decline in worldwide production as Occidental exited non-core areas. Average worldwide realized oil prices fell by approximately 18 percent from 2015 to 2016.
The decrease in net sales in 2015, compared to 2014, was due to a significant decline in worldwide oil, NGLs and gas prices, partially offset by higher domestic and international crude oil volumes. Average WTI and Brent prices fell by nearly 50 percent and NYMEX gas prices fell by over 35 percent in 2015 compared to 2014 prices.
Price and volume changes in the oil and gas segment generally represent the majority of the change in oil and gas segment sales which is a substantially larger portion of the overall change in sales than the chemical and midstream and marketing segments.
The 2016 gain on sale included the sale of Piceance and South Texas oil and gas properties, the Occidental Tower building in Dallas, and a non-core specialty chemicals business. The 2015 gain on sale included $98 million for the sale of an idled chemical facility. The 2014 gain on sale included $1.4 billion for the sale of a portion of the investment in Plains Pipeline, $633 million for the sale of BridgeTex Pipeline and $531 million for the sale of Hugoton properties.

Expense Items

(in millions)	2016	2015	2014
Cost of sales	$5,189	$5,804	$6,803
Selling, general and administrative and other operating expenses	$1,330	$1,270	$1,503
Depreciation, depletion and amortization	$4,268	$4,544	$4,261
Asset impairments and related items	$825	$10,239	$7,379
Taxes other than on income	$277	$343	$550
Exploration expense	$62	$36	$150
Interest and debt expense, net	$292	$147	$77

Cost of sales decreased in 2016 from the prior year due primarily to lower oil and gas maintenance costs and lower chemical feedstock and energy costs. Cost of sales decreased in 2015, compared to 2014, due to lower energy and feedstock costs in the chemical segment, lower fuel costs in the power generation operations and lower worldwide production costs, including workovers and downhole maintenance costs.
Selling, general and administrative and other operating expenses increased in 2016 compared to 2015, due to a lower compensation accruals in 2015 related to Occidental's decision not to pay bonuses.
Selling, general and administrative and other operating expenses decreased in 2015 compared to 2014, due to lower compensation expense.
DD&A expense decreased in 2016, compared to 2015, due to lower volumes from the exited non-core oil and gas operations and lower DD&A rates in the Middle East. DD&A expense increased in 2015, compared to 2014 due to higher production volumes partially offset by lower DD&A rates.
In 2016, Occidental incurred impairment and related items charges of $825 million, of which $541 million related to a reserve for doubtful accounts and $160 million for the termination of crude oil supply contracts, $78 million related to the disposal of CRC stock and $61 million related to exits from Libya and Iraq.
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
Taxes other than on income decreased in 2016 from 2015 due primarily to lower production taxes, which are directly tied to lower commodity prices. Taxes other than on income in 2015 decreased from 2014 due primarily to lower oil, NGL and gas prices, which resulted in lower ad valorem and severance taxes.

Other Items

Income/(expense) (in millions)	2016	2015	2014
(Provision for) benefit from income taxes	$662	$1,330	$(1,685)
Income from equity investments	$181	$208	$331
Discontinued operations, net	$428	$317	$760

The benefit from income taxes decreased in 2016 from the prior year as a result of a lower net loss in 2016, compared to 2015, which reflected significant impairments and related items charges. The provision for income taxes decreased in 2015, compared to 2014, due to the pre-tax loss in 2015 as a result of the lower price environment and impairments and related charges.
The decline in income from equity investments in 2016 from 2015 is the result of lower Dolphin gas sales. The decline in 2015 from 2014 is a result of the lower Dolphin gas sales, Occidental's reduced ownership in Plains Pipeline and the expiration of Occidental's contract in Yemen Block 10, where Occidental held an equity interest.
Discontinued operations, net in 2016 and 2015 of $428 and $317 million, respectively, primarily include settlement payments by the Republic of Ecuador. See Note 2 of the Consolidated Financial Statements.

CONSOLIDATED ANALYSIS OF FINANCIAL POSITION
The changes in select components of Occidental’s balance sheet are discussed below:

(in millions)	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$2,233	$3,201
Restricted cash	—	1,193
Trade receivables, net	3,989	2,970
Inventories	866	986
Assets held for sale	—	141
Other current assets	1,340	911
Total current assets	$8,428	$9,402

Investments in unconsolidated entities	$1,401	$1,267
Available for sale investment	$—	$167
Property, plant and equipment, net	$32,337	$31,639
Long-term receivables and other assets, net	$943	$934

CURRENT LIABILITIES
Current maturities of long-term debt	$—	$1,450
Accounts payable	3,926	3,069
Accrued liabilities	2,436	2,213
Liabilities of assets held for sale	—	110
Total current liabilities	$6,362	$6,842

Long-term debt, net	$9,819	$6,855
Deferred credits and other liabilities-income taxes	$1,132	$1,323
Deferred credits and other liabilities-other	$4,299	$4,039
Stockholders’ equity	$21,497	$24,350

Assets
See "Liquidity and Capital Resources — Cash Flow Analysis" for discussion of the change in cash and cash equivalents and restricted cash.
The increase in trade receivables, net, was the result of improved oil and gas prices at the end of 2016, compared to the end of 2015. Average December WTI and Brent prices were below $40.00 per barrel in 2015 compared to over $50.00 per barrel in 2016. Inventories decreased as a result of lower materials and supplies inventories in the oil and gas segment. The decrease in assets held for sale is the result of the sale of Piceance oil and gas properties and the Dallas Tower office building. Other current assets increased as a result of receivables recorded for federal and state tax refunds anticipated on the net loss carryback. The increase in investments in unconsolidated entities was due to contributions to the ethylene cracker joint venture, which were partially offset by distributions from Dolphin Energy and Plains All American Pipeline Company. The decrease in the available for sale investment is due to the complete distribution of Occidental's retained interest in California Resources as a special stock dividend in the first quarter of 2016. The increase in PP&E, net, was due to capital expenditures and the fourth quarter Permian acquisitions, which were partially offset by DD&A.

Liabilities and Stockholders' Equity
The increase in accounts payable reflected higher marketing payables as a result of higher oil and gas prices at the end of 2016 compared to the end of 2015. Liabilities of assets held for sale were transferred with the sale of the Piceance properties in the first quarter of 2016.

The decrease in deferred credits and other liabilities-income taxes was due to the decrease in the difference between the book and tax basis of Occidental's oil and gas properties. The increase in deferred credits and other liabilities was primarily due to the additional asset retirement obligation (ARO) recorded related to the Permian acquisitions and newly drilled wells and additional environmental liabilities recorded for Maxus indemnified sites. The decrease in stockholders' equity reflected the distribution of cash dividends and the 2016 net loss.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2016, Occidental had approximately $2.2 billion in cash and cash equivalents. A substantial majority of this cash is held and available for use in the United States. Income and cash flows are largely dependent on the oil and gas segment's prices, sales volumes and costs.
Occidental utilized the remaining restricted cash balance resulting from the spin-off of California Resources in the first quarter of 2016 to retire debt and pay dividends.
In November 2016, Occidental issued $1.5 billion of senior notes, comprised of $750 million of 3.0-percent senior notes due 2027 and $750 million of 4.1-percent senior notes due 2047. Occidental received net proceeds of $1.49 billion. Interest on the senior notes is payable semi-annually in arrears in February and August each year for each series of senior notes beginning August 15, 2017. Occidental will use the proceeds for general corporate purposes.
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
In August 2014, Occidental entered into a new five-year, $2.0 billion bank credit facility (Credit Facility) in order to replace its previous $2.0 billion bank credit facility, which was scheduled to expire in October 2016. The 2014 Credit

Facility does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under this facility. Occidental did not draw down any amounts under the Credit Facility during 2016 or 2015 and no amounts were outstanding as of December 31, 2016.
As of December 31, 2016, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.
Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments and through future borrowings, and if necessary, proceeds from other forms of capital issuance.

Cash Flow Analysis

Cash provided by operating activities
(in millions)	2016	2015	2014
Operating cash flow from continuing operations	$2,519	$3,254	$8,871
Operating cash flow from discontinued operations, net of taxes	864	97	2,197
Net cash provided by operating activities	$3,383	$3,351	$11,068

Cash provided by operating activities from continuing operations in 2016 decreased $0.7 billion to $2.5 billion, from $3.3 billion in 2015. Operating cash flows were negatively impacted by lower worldwide average realized oil prices in the first half of 2016, which on a year-over-year basis declined 18 percent. The effect of lower commodity prices was partially offset by lower operating costs, especially in the oil and gas segment where year over year production costs decreased by 7 percent. Cash flows from continuing operations in 2016 also included collections of $325 million of federal and state tax refunds. The usage of working capital in 2016 reflected an increase in receivables as oil prices were much higher at the end of 2016, compared to the end of 2015. Operating cash flows from discontinued operations reflected the collection of the Ecuador settlement.
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

Cash used by investing activities
(in millions)	2016	2015	2014
Capital expenditures
Oil and Gas	$(1,978)	$(4,442)	$(6,533)
Chemical	(324)	(254)	(314)
Midstream and Marketing	(358)	(535)	(1,983)
Corporate	(57)	(41)	(100)
Total	(2,717)	(5,272)	(8,930)
Other investing activities, net	(2,025)	(151)	2,686
Net cash used by investing activities – continuing operations	(4,742)	(5,423)	(6,244)
Investing cash flow from discontinued operations	—	—	(2,226)
Net cash used by investing activities	$(4,742)	$(5,423)	$(8,470)

Occidental’s net capital expenditures declined by $2.7 billion in 2016 to $2.9 billion, after contributions to the OxyChem Ingleside facility which is included in other investing activities. The decline was a result of the oil and gas budget reduction due to lower commodity price environment and reductions in spending on long-term projects such as the OxyChem Ingleside facility, which is expected to come on line in early 2017.
Occidental's net capital expenditures declined $3.1 billion in 2015 to $5.6 billion, after contributions to the OxyChem Ingleside facility which was included in other investing activities. The decline was the result of lower spending in oil and gas non-core operations in the United States and Middle East and reduced expenditures on long-term projects coming on line at the end of 2014.
While the 2017 environment remains challenging, Occidental remains committed to allocating capital to only its highest return projects. Occidental's 2017 capital spending is expected to be in the range of $3.0 billion to $3.6 billion.
In 2016, cash flows used in other investing activities of $2.0 billion is comprised primarily of the acquisition of acreage in the Permian in October 2016.
In 2015, cash flows used in other investing activities of $0.1 billion is comprised primarily of changes in the capital accrual and asset purchases offset by the sales of equity investments and assets.
Capital commitments for long-term projects currently under construction in the midstream and chemicals segment in 2017 are planned to be approximately $140 million.

Cash provided (used) by financing activities
(in millions)	2016	2015	2014
Financing cash flow from continuing operations	$391	$1,484	$(2,326)
Financing cash flow from discontinued operations	—	—	124
Net cash provided (used) by financing activities	$391	$1,484	$(2,202)

Cash provided by financing activities in 2016 was $0.4 billion, as compared to cash provided by financing activities in 2015 of $1.5 billion. Financing activities in 2016 included proceeds from long term debt of $4.2 billion and payments of long term debt of $2.7 billion. Occidental used restricted cash of $1.2 billion to pay dividends and retire debt.
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
Guarantees
Occidental has guaranteed its portion of equity method investees' debt and has entered into various other guarantees including performance bonds, letters of credit, indemnities and commitments provided by Occidental to third parties, mainly to provide assurance that OPC or its subsidiaries and affiliates will meet their various obligations (guarantees). As of December 31, 2016, Occidental’s guarantees were not material and a substantial majority consisted of limited recourse guarantees on approximately $296 million of Dolphin’s debt. The fair value of the guarantees was immaterial.
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

CONTRACTUAL OBLIGATIONS
The table below summarizes and cross-references Occidental’s contractual obligations. This summary indicates on- and off-balance-sheet obligations as of December 31, 2016.

Contractual Obligations (in millions)		Payments Due by Year
	Total	2017	2018 and 2019	2020 and 2021	2022 and thereafter
On-Balance Sheet
Long-term debt (Note 5) (a)	$9,907	$—	$616	$1,249	$8,042
Other long-term liabilities (b)	2,218	760	323	294	841
Off-Balance Sheet
Operating leases (Note 6)	1,274	255	364	186	469
Purchase obligations (c)	8,938	1,649	2,037	1,450	3,802
Total	$22,337	$2,664	$3,340	$3,179	$13,154

(a)
Excludes unamortized debt discount and interest on the debt.  As of December 31, 2016, interest on long-term debt totaling $5.1 billion is payable in the following years (in millions): 2017 - $362, 2018 and 2019 - $705, 2020 and 2021 - $640, 2022 and thereafter - $3,399.

(b)	Includes obligations under postretirement benefit and deferred compensation plans, accrued transportation commitments and other accrued liabilities.

(c)
Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure terminal, pipeline and processing capacity, drilling rigs and services, CO2, electrical power, steam and certain chemical raw materials. Amounts exclude certain product purchase obligations related to marketing activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable.  Long-term purchase contracts are discounted at a 3.7 percent discount rate.

Delivery Commitments
Occidental has commitments to certain refineries and other buyers to deliver oil, natural gas and NGLs. The domestic volumes contracted to be delivered, which are not presented in Note 7 of the consolidated financial statements, are approximately 81 million barrels of oil through 2025, 5 Bcf of gas through 2017 and 11 million barrels of NGLs through 2018. The price for these deliveries is set at the time of delivery of the product. Occidental has significantly more production capacity than the amounts committed and has the ability to secure additional volumes in case of a shortfall.

LAWSUITS, CLAIMS AND CONTINGENCIES
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction.
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 8, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy these criteria. Reserve balances for matters, other than environmental remediation, that satisfy these criteria as of December 31, 2016 and December 31, 2015 were not material to Occidental’s consolidated balance sheets.
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

Indemnities to Third Parties
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of December 31, 2016, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

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

ENVIRONMENTAL REMEDIATION
As of December 31, 2016, Occidental participated in or monitored remedial activities or proceedings at 147 sites. The following table presents Occidental’s environmental remediation reserves as of December 31, 2016, 2015 and 2014, the current portion of which is included in accrued liabilities ($131 million in 2016, $70 million in 2015, and $79 million in 2014) and the remainder in deferred credits and other liabilities — other ($739 million in 2016, $316 million in 2015, and $255 million in 2014). The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA National Priorities List (NPL) sites and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

($ amounts in millions)	2016		2015		2014
	# of Sites	Reserve Balance	# of Sites	Reserve Balance	# of Sites	Reserve Balance
NPL sites	33	$461	34	$27	30	$23
Third-party sites	68	163	66	128	67	101
Occidental-operated sites	17	106	18	107	17	107
Closed or non-operated Occidental sites	29	140	31	124	31	103
Total	147	$870	149	$386	145	$334

As of December 31, 2016, Occidental’s environmental reserves exceeded $10 million each at 16 of the 147 sites described above, and 88 of the sites had reserves from $0 to $1 million each.
As of December 31, 2016, three sites — the Diamond Alkali Superfund Site and a former chemical plant in Ohio(both of which are indemnified by Maxus Energy Corporation, as discussed further below), and a landfill in Western New York — accounted for 95 percent of its reserves associated with NPL sites. The reserve balance above includes 17 NPL sites subject to indemnification by Maxus.
Four of the 68 third-party sites a Maxus-indemnified chrome site in New Jersey, a former copper mining and smelting operation in Tennessee, an active plant outside of the United States and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities accounted for 53 percent of Occidental’s reserves associated with these sites. The reserve balance above includes 9 third-party sites subject to indemnification by Maxus.
Three sites chemical plants in Kansas, Louisiana, and Texas accounted for 48 percent of the reserves associated with the Occidental-operated sites.
Six other sites a landfill in western New York, former chemical plants in Tennessee, Delaware, Washington and California, and a closed coal mine in Pennsylvania — accounted for 69 percent of the reserves associated with closed or non-operated Occidental sites.
When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus Energy Corporation (Maxus), currently a subsidiary of YPF S.A. (YPF), agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Site. Occidental is pursuing Maxus and its parent company, YPF, as the alter ego of Maxus, to recover all indemnified costs, which will include costs to be incurred at the Site.
In March 2016, the EPA issued a Record of Decision (ROD) specifying remedial actions required for the lower 8.3 miles of the Lower Passaic River. The ROD does not address any potential remedial action for the upper nine miles of the Lower Passaic River or Newark Bay. During the third quarter of 2016, and following Maxus’s bankruptcy filing, Occidental and the EPA entered into an Administrative Order on Consent (AOC) to complete the design of the proposed clean-up plan outlined in the ROD at an estimated cost of $165 million. The EPA announced that it will pursue similar agreements with other potentially responsible parties.
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and the remediation called for in the AOC and the ROD, as well as for certain other Maxus-indemnified sites. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC, the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties.
Environmental reserves vary over time depending on factors such as acquisitions or dispositions, identification of additional sites and remedy selection and implementation.
Based on current estimates, Occidental expects to expend funds corresponding to approximately 40 percent of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.0 billion.

Environmental Costs
Occidental’s environmental costs, some of which include estimates, are presented below for each segment for each of the years ended December 31:

(in millions)	2016	2015	2014
Operating Expenses
Oil and Gas	$65	$93	$103
Chemical	75	74	80
Midstream and Marketing	11	13	11
	$151	$180	$194
Capital Expenditures
Oil and Gas	$43	$122	$143
Chemical	25	41	35
Midstream and Marketing	5	4	11
	$73	$167	$189
Remediation Expenses
Corporate	$61	$117	$79
Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in properties currently operated by Occidental. Remediation expenses relate to existing conditions from past operations.
Occidental presently estimates capital expenditures for environmental compliance of approximately $89 million for 2017.

FOREIGN INVESTMENTS
Many of Occidental’s assets are located outside North America. At December 31, 2016, the carrying value of Occidental’s assets in countries outside North America aggregated approximately $9.5 billion, or 22 percent of Occidental’s total assets at that date. Of such assets, approximately $8.2 billion are located in the Middle East and approximately $1.0 billion are located in Latin America. For the year ended December 31, 2016, net sales outside North America totaled $3.7 billion, or approximately 37 percent of total net sales.

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

Several factors could change Occidental’s proved oil and gas reserves. For example, Occidental receives a share of production from PSCs to recover its costs and generally an additional share for profit. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater at higher product prices. In other cases, particularly with long-lived properties, lower product prices may lead to a situation where production of a portion of proved reserves becomes uneconomical. For such properties, higher product prices typically result in additional reserves becoming economical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental's control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to changes in the quantity of proved reserves. Additional factors that could result in a change of proved reserves include production decline rates and operating performance differing from those estimated when the proved reserves were initially recorded. In 2016, positive revisions of previous estimates of 159 million BOE were primarily positive technical revisions in Al Hosn Gas and price revisions in Oman due to the PSC impact, partially offset by negative domestic price revisions.
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
The most significant ongoing financial statement effect from a change in Occidental's oil and gas reserves or impairment of its proved properties would be to the DD&A rate. For example, a 5 percent increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.60 per barrel, which would increase or decrease pre-tax income by approximately $140 million annually at current production rates.
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. Net capitalized costs attributable to unproved properties were $1.4 billion and $0.3 billion at December 31, 2016 and 2015, respectively. The unproved amounts are not subject to DD&A until they are classified as proved properties. Capitalized costs attributable to the properties become subject to DD&A when proved reserves are assigned to the property. If the exploration efforts are unsuccessful, or management decides not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions or other factors, the capitalized costs of the related properties would be expensed. The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results. Occidental believes its current plans and exploration and development efforts will allow it to realize its unproved property balance.

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
Occidental's net PP&E for the chemical segment is approximately $2.4 billion and its depreciation expense for 2017 is expected to be approximately $300 million. The most significant financial statement impact of a decrease in the estimated useful lives of Occidental's chemical plants would be on depreciation expense. For example, a reduction in the remaining useful lives of one year would increase depreciation and reduce pre-tax earnings by approximately $45 million per year.

Midstream, Marketing and Other Assets
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash-flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged. Realized gains or losses from cash-flow hedges, and any ineffective portion, are recorded as a component of net sales in the consolidated statements of operations. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses from derivative instruments are reported net in the consolidated statements of operations. There were no fair value hedges as of and during the years ended December 31, 2016, 2015 and 2014.
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

Environmental Liabilities and Expenditures
Environmental expenditures that relate to current

operations are expensed or capitalized as appropriate. Occidental records environmental reserves and related charges and expenses for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews reserves and adjusts them as new information becomes available. Occidental records environmental reserves on a discounted basis when it deems the aggregate amount and timing of cash payments to be reliably determinable at the time the reserves are established. The reserve methodology with respect to discounting for a specific site is not modified once it is established. Presently none of the environmental reserves are recorded on a discounted basis. Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.
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
If Occidental were to adjust the environmental reserve balance based on the factors described above, the amount of the increase or decrease would be recognized in earnings. For example, if the reserve balance were reduced by 10 percent, Occidental would record a pre-tax gain of $87 million. If the reserve balance were increased by 10 percent, Occidental would record an additional remediation expense of $87 million.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
General
Occidental’s results are sensitive to fluctuations in oil, NGLs and natural gas prices. Price changes at current global prices and levels of production affect Occidental’s pre-tax annual income by approximately $120 million for a $1 per barrel change in oil prices and $30 million for a $1 per barrel change in NGLs prices. If domestic natural gas prices varied by $0.50 per Mcf, it would have an estimated annual effect on Occidental's pre-tax income of approximately $50 million. These price-change sensitivities include the impact of PSC and similar contract volume changes on income. If production levels change in the future, the sensitivity of Occidental’s results to prices also will change. Marketing results are sensitive to price changes of oil, natural gas and, to a lesser degree, other commodities. These sensitivities are additionally dependent on marketing volumes and cannot be predicted reliably.
Occidental’s results are also sensitive to fluctuations in chemical prices. A variation in chlorine and caustic soda prices of $10 per ton would have a pre-tax annual effect on income of approximately $10 million and $30 million, respectively. A variation in PVC prices of $0.01 per lb. would have a pre-tax annual effect on income of approximately $30 million. Historically, over time, product price changes have tracked raw material and feedstock product price changes, somewhat mitigating the effect of price changes on margins. According to IHS Chemical or Townsend, 2016 average contract prices were: chlorine—$298 per ton; caustic soda—$645 per ton; and PVC—$0.38 per lb.
Occidental uses derivative instruments, including a combination of short-term futures, forwards, options and swaps, to obtain the average prices for the relevant production month and to improve realized prices for oil and gas.

Risk Management
Occidental conducts its risk management activities for marketing and trading under the controls and governance of its risk control policies. The controls under these policies are implemented and enforced by a risk management group which monitors risk by providing an independent and separate evaluation and check. Members of the risk management group report to the Corporate Vice President and Treasurer. Controls for these activities include limits on value at risk, limits on credit, limits on total notional trade value, segregation of duties, delegation of authority, daily price verifications, reporting to senior management of various risk measures and a number of other policy and procedural controls.

Fair Value of Marketing Derivative Contracts
Occidental carries derivative contracts it enters into in connection with its marketing activities at fair value. Fair values for these contracts are derived from Level 1 and Level 2 sources. The fair values in future maturity periods are insignificant.
The following table shows the fair value of Occidental's derivatives (excluding collateral), segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets/(liabilities) (in millions)	2017	2018 and 2019	2020 and 2021	Total
Prices actively quoted	$(6)	$—	$—	$(6)
Prices provided by other external sources	—	(1)	—	(1)
Total	$(6)	$(1)	$—	$(7)

Cash-Flow Hedges
Occidental’s marketing operations, from time to time, store natural gas purchased from third parties at Occidental’s North American leased storage facilities. At December 31, 2016, Occidental had approximately 7 Bcf of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 7 Bcf of stored natural gas. As of December 31, 2015, Occidental had approximately 13 Bcf of natural gas held in storage, and had cash-flow hedges for the forecast sale, to be settled by physical delivery, of approximately 14 Bcf of stored natural gas.

Quantitative Information
Occidental uses value at risk to estimate the potential effects of changes in fair values of commodity contracts used in trading activities. This measure determines the maximum potential negative one day change in fair value with a 95 percent level of confidence. Additionally, Occidental uses complementary trading limits including position and tenor limits and maintains liquid positions as a result of which market risk typically can be neutralized or mitigated on short notice. As a result of these controls, Occidental has determined that market risk of its trading activities is not reasonably likely to have a material adverse effect on its performance.

Interest Rate Risk
General
Occidental's exposure to changes in interest rates is not expected to be material and relates to its variable-rate long-term debt obligations. As of December 31, 2016, variable-rate debt constituted approximately 1 percent of Occidental's total debt.

Foreign Currency Risk
Occidental’s foreign operations have limited currency risk. Occidental manages its exposure primarily by balancing monetary assets and liabilities and limiting cash positions in foreign currencies to levels necessary for operating purposes. A vast majority of international oil sales are denominated in United States dollars. Additionally, all of Occidental’s consolidated foreign oil and gas subsidiaries have the United States dollar as the functional currency. As of December 31, 2016, the fair value of foreign currency derivatives used in the marketing operations was immaterial. The effect of exchange rates on transactions in foreign currencies is included in periodic income.

Tabular Presentation of Interest Rate Risk
The table below provides information about Occidental's debt obligations. Debt amounts represent principal payments by maturity date.

Year of Maturity (in millions of U.S. dollars)	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Grand Total (a)
2017	$—	$—	—
2018	500	—	500
2019	116	—	116
2020	—	—	—
2021	1,249	—	1,249
Thereafter	7,974	68	8,042
Total	$9,839	$68	$9,907
Weighted-average interest rate	3.67%	0.90%	3.65%
Fair Value	$10,001	$68	$10,069

(a)	Excludes unamortized debt discounts of $36 million and debt issuance cost of $52 million.

Credit Risk
The majority of Occidental's counterparty credit risk is related to the physical delivery of energy commodities to its customers and their inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into master netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits. Occidental also enters into future contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of December 31, 2016 and 2015.
As of December 31, 2016, the substantial majority of the credit exposures were with investment grade counterparties. Occidental believes its exposure to credit-related losses at December 31, 2016 was not material and losses associated with credit risk have been insignificant for all years presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Occidental Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II - valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Petroleum Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Occidental Petroleum Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Occidental Petroleum Corporation:

We have audited Occidental Petroleum Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Occidental Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Assessment of and Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Occidental Petroleum Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 23, 2017

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries
(in millions)

Assets at December 31,	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$2,233	$3,201
Restricted cash	—	1,193
Trade receivables, net of reserves of $16 in 2016 and $17 in 2015	3,989	2,970
Inventories	866	986
Assets held for sale	—	141
Other current assets	1,340	911
Total current assets	8,428	9,402

INVESTMENTS
Investment in unconsolidated entities	1,401	1,267
Available for sale investment	—	167
Total investments	1,401	1,434

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	54,673	55,025
Chemical segment	6,930	6,717
Midstream and marketing	9,216	8,899
Corporate	474	417
	71,293	71,058
Accumulated depreciation, depletion and amortization	(38,956)	(39,419)
	32,337	31,639

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	943	934

TOTAL ASSETS	$43,109	$43,409

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries
(in millions, except share and per-share amounts)

Liabilities and Stockholders’ Equity at December 31,	2016	2015
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$1,450
Accounts payable	3,926	3,069
Accrued liabilities	2,436	2,213
Liabilities of assets held for sale	—	110
Total current liabilities	6,362	6,842

LONG-TERM DEBT, NET	9,819	6,855

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	1,132	1,323
Other	4,299	4,039
	5,431	5,362

STOCKHOLDERS' EQUITY
Common stock, $0.20 per share par value, authorized shares: 1.1 billion, issued shares: 2016 — 892,214,604 and 2015 — 891,360,091	178	178
Treasury stock: 2016 — 127,977,306 shares and 2015 — 127,681,335 shares	(9,143)	(9,121)
Additional paid-in capital	7,747	7,640
Retained earnings	22,981	25,960
Accumulated other comprehensive loss	(266)	(307)
Total stockholders' equity	21,497	24,350

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,109	$43,409

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	Occidental Petroleum Corporation and Subsidiaries
(in millions, except per-share amounts)

For the years ended December 31,	2016	2015	2014
REVENUES AND OTHER INCOME
Net sales	$10,090	$12,480	$19,312
Interest, dividends and other income	106	118	130
Gain on sale of equity investments and other assets	202	101	2,505
	10,398	12,699	21,947

COSTS AND OTHER DEDUCTIONS
Cost of sales (excludes depreciation, depletion, and amortization of $4,266 in 2016, $4,540 in 2015, and $4,257 in 2014)	5,189	5,804	6,803
Selling, general and administrative and other operating expenses	1,330	1,270	1,503
Depreciation, depletion and amortization	4,268	4,544	4,261
Asset impairments and related items	825	10,239	7,379
Taxes other than on income	277	343	550
Exploration expense	62	36	150
Interest and debt expense, net	292	147	77
	12,243	22,383	20,723
INCOME (LOSS) BEFORE INCOME TAXES AND OTHER ITEMS	(1,845)	(9,684)	1,224
(Provision for) benefit from domestic and foreign income taxes	662	1,330	(1,685)
Income from equity investments	181	208	331

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,002)	(8,146)	(130)
Income from discontinued operations	428	317	760

NET INCOME (LOSS)	$(574)	$(7,829)	$630
Less: Net income attributable to noncontrolling interest	—	—	(14)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(574)	$(7,829)	$616

BASIC EARNINGS (LOSS) PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$(1.31)	$(10.64)	$(0.18)
Discontinued operations, net	0.56	0.41	0.97
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.75)	$(10.23)	$0.79

DILUTED EARNINGS (LOSS) PER COMMON SHARE (attributable to common stock)
Income (loss) from continuing operations	$(1.31)	$(10.64)	$(0.18)
Discontinued operations, net	0.56	0.41	0.97
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.75)	$(10.23)	$0.79
DIVIDENDS PER COMMON SHARE	$3.02	$2.97	$2.88
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries
(in millions)

For the years ended December 31,	2016	2015	2014
Net income (loss) attributable to common stock	$(574)	$(7,829)	$616
Other comprehensive income (loss) items:
Foreign currency translation (losses) gains	—	(2)	(2)
Unrealized gains (losses) on derivatives (a)	(14)	3	(5)
Pension and postretirement gains (losses) (b)	47	48	(77)
Distribution of California Resources to shareholders (c)	—	—	22
Reclassification to income of realized losses (gains) on derivatives (d)	8	1	8
Other comprehensive income (loss), net of tax (e)	41	50	(54)
Comprehensive income (loss)	$(533)	$(7,779)	$562

(a)	Net of tax of $8, $(2) and $3 in 2016, 2015 and 2014, respectively. The 2015 amount includes a lower of cost or market inventory adjustment for hedged natural gas of $(2).

(b)	Net of tax of $(26), $(27) and $44 in 2016, 2015 and 2014, respectively. See Note 13, Retirement and Postretirement Benefit Plans, for additional information.

(c)	Net of tax of $(14) in 2014. Employees of California Resources no longer participate in Occidental benefit plans as of the separation date, see Note 17, Spin-off of California Resources.

(d)	Net of tax of $(4), $(1) and $(5) in 2016, 2015 and 2014, respectively.

(e)	There were no other comprehensive income (loss) items related to noncontrolling interests in 2016, 2015 and 2014.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity	Occidental Petroleum Corporation and Subsidiaries
(in millions)

	Equity Attributable to Common Stock
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest		Total Equity
Balance, December 31, 2013	$178	$(6,095)	$7,515	$41,831	$(303)	$246		$43,372
Net income	—	—	—	616	—	—		616
Other comprehensive loss, net of tax	—	—	—	—	(76)	—		(76)
Dividends on common stock	—	—	—	(2,252)	—	—		(2,252)
Issuance of common stock and other, net	—	—	84	—	—	—		84
Distribution of California Resources stock to shareholders	—	—	—	(4,128)	22	—		(4,106)
Noncontrolling interest distributions and other	—	—	—	—	—	(246)	(a)	(246)
Purchases of treasury stock	—	(2,433)	—	—	—	—		(2,433)
Balance, December 31, 2014	$178	$(8,528)	$7,599	$36,067	$(357)	$—		$34,959
Net loss	—	—	—	(7,829)	—	—		(7,829)
Other comprehensive income, net of tax	—	—	—	—	50	—		50
Dividends on common stock	—	—	—	(2,278)	—	—		(2,278)
Issuance of common stock and other, net	—	—	41	—	—	—		41
Purchases of treasury stock	—	(593)	—	—	—	—		(593)
Balance, December 31, 2015	$178	$(9,121)	$7,640	$25,960	$(307)	$—		$24,350
Net loss	—	—	—	(574)	—	—		(574)
Other comprehensive income, net of tax	—	—	—	—	41	—		41
Dividends on common stock	—	—	—	(2,405)	—	—		(2,405)
Issuance of common stock and other, net	—	—	107	—	—	—		107
Purchases of treasury stock	—	(22)	—	—	—	—		(22)
Balance, December 31, 2016	$178	$(9,143)	$7,747	$22,981	$(266)	$—		$21,497

(a)	Reflects contributions (disposition) from the noncontrolling interest in BridgeTex Pipeline which was sold in the fourth quarter 2014.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries
(in millions)

For the years ended December 31,	2016	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(574)	$(7,829)	$630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(428)	(317)	(760)
Depreciation, depletion and amortization of assets	4,268	4,544	4,261
Deferred income tax benefit	(517)	(1,372)	(1,178)
Other noncash charges to income	121	159	101
Asset impairments and related items	665	9,684	7,379
Gain on sale of equity investments and other assets	(202)	(101)	(2,505)
Undistributed earnings from equity investments	3	6	38
Dry hole expenses	33	10	99
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(1,091)	1,431	1,413
Decrease (increase) in inventories	17	(24)	(112)
Decrease in other current assets	65	33	89
(Decrease) increase in accounts payable and accrued liabilities	603	(1,989)	(530)
(Decrease) increase in current domestic and foreign income taxes	17	(331)	(54)
Other operating, net	(461)	(650)	—
Operating cash flow from continuing operations	2,519	3,254	8,871
Operating cash flow from discontinued operations, net of taxes	864	97	2,197
Net cash provided by operating activities	3,383	3,351	11,068

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,717)	(5,272)	(8,930)
Change in capital accrual	(114)	(592)	542
Payments for purchases of assets and businesses	(2,044)	(109)	(1,687)
Sales of equity investments and assets, net	302	819	4,177
Other, net	(169)	(269)	(346)
Investing cash flow from continuing operations	(4,742)	(5,423)	(6,244)
Investing cash flow from discontinued operations	—	—	(2,226)
Net cash used by investing activities	(4,742)	(5,423)	(8,470)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	1,193	2,826	(4,019)
Special cash distributions from California Resources	—	—	6,100
Proceeds from long-term debt	4,203	1,478	—
Payments of long-term debt	(2,710)	—	(107)
Proceeds from issuance of common stock	36	37	33
Purchases of treasury stock	(22)	(593)	(2,500)
Contributions from noncontrolling interest	—	—	375
Cash dividends paid	(2,309)	(2,264)	(2,210)
Other, net	—	—	2
Financing cash flow from continuing operations	391	1,484	(2,326)
Financing cash flow from discontinued operations	—	—	124
Net cash provided (used) by financing activities	391	1,484	(2,202)

Increase (decrease) in cash and cash equivalents	(968)	(588)	396
Cash and cash equivalents — beginning of year	3,201	3,789	3,393
Cash and cash equivalents — end of year	$2,233	$3,201	$3,789

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Certain financial statements, notes and supplementary data for prior years have been reclassified to conform to the 2016 presentation.
As a result of the spin-off of California Resources Corporation (California Resources) the statements of income and cash flows related to California Resources have been treated as discontinued operations for the year ended December 31, 2014. The assets and liabilities of California Resources were removed from Occidental's consolidated balance sheet as of November 30, 2014. See Note 17 Spin-off of California Resources for additional information.

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
Revenue from marketing activities is recognized on net settled transactions upon completion of contract terms and, for physical deliveries, upon title transfer. For unsettled transactions, contracts are recorded at fair value and changes in fair value are reflected in net sales. Revenue from all marketing activities is reported on a net basis.
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
The accompanying consolidated financial statements include assets of approximately $9.5 billion as of December 31, 2016, and net sales of approximately $3.7 billion for the year ended December 31, 2016, relating to Occidental’s operations in countries outside North America. Occidental operates some of its oil and gas business in countries that have experienced political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions, all of which increase Occidental's risk of loss, delayed or restricted production or may result in other adverse consequences. Occidental attempts to conduct its affairs so as to mitigate its exposure to such risks and would seek compensation in the event of nationalization.
Because Occidental’s major products are commodities, significant changes in the prices of oil and gas and chemical products may have a significant impact on Occidental’s results of operations.
Also, see "Property, Plant and Equipment" below.

CASH EQUIVALENTS
Cash equivalents are short-term, highly liquid investments that are readily convertible to cash. Cash equivalents were approximately $2.0 billion and $2.9 billion at December 31, 2016 and 2015, respectively.

RESTRICTED CASH
Restricted cash is the result of the separation of California Resources in 2014. As of December 31, 2015, there was $1.2 billion of cash restricted for the payment of dividends, payment of debt or share repurchases. In 2016, Occidental utilized the remaining restricted cash balance to retire debt and pay dividends.

INVESTMENTS
Available-for-sale securities are recorded at fair value with any unrealized gains or losses included in accumulated other comprehensive income/loss (AOCI). Trading securities are recorded at fair value with unrealized and realized gains or losses included in net sales.
A decline in market value of any available-for-sale securities below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. To determine whether an impairment is other-than-temporary, Occidental considers all available information relevant to the investment, including past events and current conditions. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year‑end, and the general market condition in the geographic area or industry the investee operates in.

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

The following table summarizes the activity of capitalized exploratory well costs for continuing operations for the years ended December 31:

in millions	2016	2015	2014
Balance — Beginning of Year	$76	$141	$140
Additions to capitalized exploratory well costs pending the determination of proved reserves	29	88	462
Reclassifications to property, plant and equipment based on the determination of proved reserves	(28)	(78)	(423)
Spin-off of California Resources	—	—	(17)
Capitalized exploratory well costs charged to expense	(21)	(75)	(21)
Balance — End of Year	$56	$76	$141

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
A portion of the carrying value of Occidental’s oil and gas properties is attributable to unproved properties. Net capitalized costs attributable to unproved properties were $1.4 billion and $0.3 billion at December 31, 2016 and 2015, respectively. The unproved amounts are not subject to DD&A until they are classified as proved properties. Capitalized costs attributable to the properties become subject to DD&A when proved reserves are assigned to the property. If the exploration efforts are unsuccessful, or management decides not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions or other factors, the capitalized costs of the related properties would be expensed. The timing of any writedowns of these unproved properties, if warranted, depends upon management's plans, the nature, timing and extent of future exploration and development activities and their results.

Chemical
Occidental’s chemical assets are depreciated using either the unit-of-production or the straight-line method, based upon the estimated useful lives of the facilities. The estimated useful lives of Occidental’s chemical assets, which range from three years to fifty years, are also used for impairment tests. The estimated useful lives for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Such expenditures consist of ongoing routine repairs and maintenance, as well as planned major maintenance activities (PMMA). Ongoing routine repairs and maintenance expenditures are expensed as incurred. PMMA costs are capitalized and amortized over the period until the next planned overhaul. Additionally, Occidental incurs capital expenditures that extend the remaining useful lives of existing assets, increase their capacity or operating efficiency beyond the original specification or add value through modification for a different use. These capital expenditures are not considered in the initial determination of the useful lives of these assets at the time they are placed into service. The resulting revision, if any, of the asset’s estimated useful life is measured and accounted for prospectively.
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
Occidental has categorized its assets and liabilities that are measured at fair value in a three-level fair value hierarchy, based on the inputs to the valuation techniques: Level 1 - using quoted prices in active markets for the assets or liabilities; Level 2 - using observable inputs other than quoted prices for the assets or liabilities; and Level 3 - using unobservable inputs. Transfers between levels, if any, are reported at the end of each reporting period.

IMPAIRMENTS AND RELATED ITEMS
In 2016, Occidental recorded net impairment and related charges of $61 million related to the sale of Libya and exit from Iraq and the termination of crude oil supply contracts at a cost of $160 million. The corporate amount included an allowance for doubtful accounts.
In 2015, Occidental recorded impairment and related charges on oil and gas assets due to the decline in oil and gas prices, the decision to sell or exit non-core assets and changes in development plans for its non-producing assets. In November 2015, Occidental sold its Williston Basin assets in North Dakota and in December 2015, Occidental entered into an agreement to sell its Piceance Basin operations in Colorado. In Iraq, Occidental issued a notice of withdrawal and reassigned its interest in the Zubair Field in accordance with the contract terms. In Bahrain, Occidental issued a notice of withdrawal, reassigning its interest, and completed the exit in 2016. In Yemen, Occidental’s non-operated interest in Block 10 East Shabwa Field expired in December 2015, and in February 2016, Occidental sold its interests in Block S-1, An Nagyah Field.
In 2015, the midstream and marketing segment recorded an impairment charge for the Century gas processing plant as a result of SandRidge's inability to provide volumes to the plant and meet its contractual obligations to deliver CO2.
In 2014, Occidental recorded impairment and related charges mainly for Williston, Bahrain, the Joslyn oil sands project and other non-core domestic gas properties due to declining prices and changes in development plans.

For the years ended December 31, (in millions)	2016	2015		2014
OIL AND GAS
United States
Impairments and related charges of exiting operations	$(44)	$1,862	(a)	$3,253
Impairments related to decline in commodity prices and changes in future development plans	15	1,428		1,381
Rig termination charges	—	192		—
Other asset impairment related charges	5	204		119

Latin America
Impairments related to decline in commodity prices	9	559		57

Middle East and North Africa
Impairments of exiting operations	61	1,658		918
Impairments related to decline in commodity prices	—	2,833		91

CHEMICAL
Impairments of assets	—	121		149

MIDSTREAM AND MARKETING
Century gas processing plant	—	814		—
Other asset impairment related charges	160	216		40

CORPORATE
Other-than-temporary impairment of investment in California Resources	78	227		553
Joslyn impairment	—	—		805
Severance, spin-off and allowance for doubtful accounts	541	125		13

	$825	$10,239		$7,379

(a)	A portion of the 2015 charges are reported in the Midstream and Marketing segment.

It is reasonably possible that prolonged or further declines in commodity prices, reduced capital spending in response to lower prices or increases in operating costs could result in other additional impairments.

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

ACCRUED LIABILITIES—CURRENT
Accrued liabilities include accrued payroll, commissions and related expenses of $341 million and $188 million at December 31, 2016 and 2015, respectively.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Occidental records environmental reserves and related charges and expenses for estimated remediation costs that relate to existing conditions from past operations when environmental remediation efforts are probable and the costs can be reasonably estimated. In determining the reserves and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. Occidental bases environmental reserves on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews reserves and adjusts them as new information becomes available. Occidental records environmental reserves on a discounted basis when it deems the aggregate amount and timing of cash payments to be reliably determinable at the time the reserves are established. The reserve methodology with respect to discounting for a specific site is not modified once it is established. Presently none of the environmental reserves are recorded on a discounted basis. Occidental generally records reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.
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
The following table summarizes the activity of the asset retirement obligation, of which $1.2 billion is included in deferred credits and other liabilities - other, with the remaining current portion in accrued liabilities at both December 31, 2016 and 2015.

For the years ended December 31, (in millions)	2016	2015
Beginning balance	$1,124	$1,091
Liabilities incurred – capitalized to PP&E	46	46
Liabilities settled and paid	(38)	(35)
Accretion expense	59	54
Acquisitions, dispositions and other – changes in PP&E	11	(209)
Revisions to estimated cash flows – changes in PP&E	167	177
Ending balance	$1,369	$1,124

DERIVATIVE INSTRUMENTS
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash-flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the basis of the item being hedged. Realized gains or losses from cash-flow hedges, and any ineffective portion, are recorded as a component of net sales in the consolidated statements of operations. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses from derivative instruments are reported net in the consolidated statements of operations. There were no fair value hedges as of and during the years ended December 31, 2016, 2015 and 2014.
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

SUPPLEMENTAL CASH FLOW INFORMATION
Occidental paid United States federal, state and foreign income taxes for continuing operations of approximately $0.3 billion, $1.0 billion and $2.9 billion during the years ended December 31, 2016, 2015 and 2014, respectively. Occidental also paid production, property and other taxes of approximately $343 million, $445 million and $610 million during the years ended December 31, 2016, 2015 and 2014, respectively, substantially all of which was in the United States. Interest paid totaled approximately $312 million, $246 million and $219 million, net of capitalized interest of $64 million, $138 million and $180 million, for the years 2016, 2015 and 2014, respectively.

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

2016
In 2016, Occidental completed its exit of non-core operations in Bahrain, Iraq, Libya and Yemen.
In November 2016, Occidental issued $1.5 billion of senior notes, comprised of $750 million of 3.0-percent senior notes due 2027 and $750 million of 4.1-percent senior notes due 2047. Occidental received net proceeds of $1.49 billion. Interest on the senior notes is payable semi-annually in arrears in February and August each year for each series of senior notes beginning August 15, 2017. Occidental used the proceeds for general corporate purposes.
In October 2016, Occidental acquired producing and non-producing leasehold acreage in the Permian Basin. This acquisition includes 35,000 net acres in Reeves and Pecos counties, Texas in the Southern Delaware Basin, in areas where Occidental currently operates or has working interests. Separately, Occidental also acquired working interests in several producing oil and gas CO2 floods and related EOR infrastructure, increasing Occidental's ownership in several properties where it is currently the operator or an existing working interest partner. The total purchase price for these transactions was approximately $2.0 billion which was allocated between unproved and proved property.
In September 2016, Occidental completed the sale of its South Texas Eagle Ford non-operated properties for $63 million resulting in a pre-tax gain of $59 million.
In August 2016, Occidental terminated crude oil supply contracts at a cost of $160 million.
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
In May and June 2016, respectively, Occidental utilized part of the proceeds from the April 2016 senior notes offering (described below) to exercise the early redemption option on $1.25 billion of 1.75-percent senior notes due in the first quarter of 2017 and to retire all $750 million of 4.125-percent senior notes that matured in June 2016.
In April 2016, Occidental issued $2.75 billion of senior notes, comprised of $0.4 billion of 2.6-percent senior notes due 2022, $1.15 billion of 3.4-percent senior notes due 2026 and $1.2 billion of 4.4-percent senior notes due 2046. Occidental received net proceeds of approximately $2.72 billion. Interest on the senior notes is payable semi-annually in arrears in April and October of each year for each series of senior notes, beginning on October 15, 2016. Occidental used a portion of the proceeds to retire debt in May and June 2016, and used the remaining proceeds for general corporate purposes.
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
In December 2015, Occidental entered a sales agreement to sell its Piceance Basin operations in Colorado for approximately $155 million. The transaction was completed in March 2016. As a result of exiting the Piceance Basin operations Occidental recorded certain contractual liabilities which are included in deferred credits and other liabilities - other on the consolidated balance sheet. The assets and liabilities related to these operations are presented as held for sale at December 31, 2015 and primarily include property, plant and equipment and current accrued liabilities and asset retirement obligations.
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

RECENTLY ADOPTED ACCOUNTING AND DISCLOSURE CHANGES

In November 2016, the Financial Accounting Standards Board ("FASB") issued new guidance related to the cash flow classification and presentation of the changes in restricted cash on the statement of cash flows. The rules become effective for the interim and annual periods beginning after December 15, 2017. Occidental is currently evaluating the impact of this guidance on its financial statements.
In October 2016, the FASB issued new guidance related to the income tax consequences of intra-entity transfers of assets other than inventory. The rules become effective for the interim and annual periods beginning after December 15, 2017. Occidental is currently evaluating the impact of these rules on its financial statements.
In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. The rules become effective for the interim and annual periods beginning after December 15, 2017. Occidental is currently evaluating the impact of these rules on its financial statements.
In March, April, and May of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard, previously issued in May 2014. The guidance is effective for interim and annual reporting periods starting January 1, 2018. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Occidental will not early adopt the standard, and plans to use a modified retrospective approach upon adoption, with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. Occidental has started the assessment process by evaluating its revenue streams and evaluating contracts under the revised standards. Occidental is currently evaluating the impact the standard is expected to have on its consolidated financial statements.
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
In March 2016, the FASB issued an update to eliminate the requirement to retrospectively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The update requires that the equity method investor add the cost of acquiring the additional interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The rules became effective for the interim and annual periods beginning after December 15, 2016. The rules do not have a material impact on Occidental's financial statements upon adoption.
In March 2016, the FASB issued rules clarifying that a change in one of the parties to a derivative contract that is part of a hedge accounting relationship does not, by itself, require dedesignation of that relationship, as long as all other hedge accounting criteria continue to be met. The rules became effective for the interim and annual periods beginning after December 15, 2016. These rules do not have a material impact on Occidental's financial statements.

In February 2016, the FASB issued rules which require Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset and lease liability for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments and corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement and presentation of expenses and cash flows by a lessee. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Occidental is the lessee under various agreements for real estate, equipment, plants and facilities, aircraft, and vehicles that are currently accounted for as operating leases, refer to Note 6, Lease Commitments. As a result, these new rules will increase reported assets and liabilities. Occidental will not early adopt this standard. Occidental will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019 using a modified retrospective approach, including several optional practical expedients related to leases commenced before the effective date. Occidental is currently evaluating the impact of these rules on its financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.
In April 2015, the FASB issued rules simplifying the presentation of debt issuance costs. The new rules require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Occidental adopted these rules retrospectively as of January 1, 2016. These rules do not have a material impact on Occidental's financial statements.

NOTE 4	INVENTORIES

Net carrying values of inventories valued under the LIFO method were approximately $192 million and $189 million at December 31, 2016 and 2015, respectively. Inventories consisted of the following:

Balance at December 31, (in millions)	2016	2015
Raw materials	$65	$73
Materials and supplies	446	568
Finished goods	395	395
	906	1,036
Revaluation to LIFO	(40)	(50)
Total	$866	$986

NOTE 5	LONG-TERM DEBT

Long-term debt consisted of the following:

Balance at December 31, (in millions)	2016	2015
1.50% senior notes due 2018	$500	$500
9.25% senior debentures due 2019	116	116
4.10% senior notes due 2021	1,249	1,249
3.125% senior notes due 2022	813	813
2.60% senior notes due 2022	400	—
2.70% senior notes due 2023	1,191	1,191
8.75% medium-term notes due 2023	22	22
3.50% senior notes due 2025	750	750
3.40% senior notes due 2026	1,150	—
3.00% senior notes due 2027	750	—
7.20% senior debentures due 2028	82	82
8.45% senior debentures due 2029	116	116
4.625% senior notes due 2045	750	750
4.40% senior notes due 2046	1,200	—
4.10% senior notes due 2047	750	—
2.50% senior notes due 2016	—	700
4.125% senior notes due 2016	—	750
1.75% senior notes due 2017	—	1,250
Variable rate bonds due 2030 (0.9% and 0.15% as of December 31, 2016 and 2015, respectively )	68	68
	9,907	8,357
Less:
Unamortized discount, net	(36)	(24)
Debt issuance costs	(52)	(28)
Current maturities	—	(1,450)
Total	$9,819	$6,855

Occidental has a bank credit facility (Credit Facility) with a $2.0 billion commitment expiring in 2019. No amounts have been drawn under this Credit Facility. Up to $1.0 billion of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings. Additionally, Occidental paid average annual facility fees of 0.08 percent in 2016 on the total commitment amounts of the Credit Facility.
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
As of December 31, 2016, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.
In November 2016, Occidental issued $1.5 billion of senior notes, comprised of $750 million of 3.0-percent senior notes due 2027 and $750 million of 4.1-percent senior notes due 2047. Occidental received net proceeds of $1.49 billion. Interest on the senior notes is payable semi-annually in arrears in February and August each year for each series of senior notes beginning August 15, 2017. Occidental will use the proceeds for general corporate purposes.
In May and June 2016, respectively, Occidental utilized part of the proceeds from the April 2016 senior notes offering (described below) to exercise the early redemption option on $1.25 billion of 1.75-percent senior notes due in the first quarter of 2017 and to retire all $750 million of 4.125-percent senior notes that matured in June 2016.
In April 2016, Occidental issued $2.75 billion of senior notes, comprised of $0.4 billion of 2.6-percent senior notes due 2022, $1.15 billion of 3.4-percent senior notes due 2026 and $1.2 billion of 4.4-percent senior notes due 2046. Occidental received net proceeds of approximately $2.72 billion. Interest on the senior notes is payable semi-annually in arrears in April and October of each year for each series of senior notes, beginning on October 15, 2016. Occidental used a portion of the proceeds to retire debt in May and June 2016, and used the remaining proceeds for general corporate purposes.
In February 2016, Occidental repaid $700 million of 2.5-percent senior notes that matured.
Occidental has provided guarantees on Dolphin Energy's debt, which are limited to certain political and other events. At December 31, 2016 and 2015, Occidental’s total guarantees were not material and a substantial majority of the amounts consisted of limited recourse guarantees on approximately $296 million and $318 million, respectively, of Dolphin’s debt. The fair value of the guarantees was immaterial.

At December 31, 2016, principal payments on long-term debt aggregated approximately $9.9 billion, of which zero is due in 2017, $0.5 billion is due in 2018, $0.1 billion is due in 2019, zero is due in 2020, $1.3 billion is due in 2021 and $8 billion is due in 2022 and thereafter.
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments' maturities. The estimated fair values of Occidental’s debt at December 31, 2016 and 2015, substantially all of which were classified as Level 1, were approximately $10.9 billion and $8.4 billion, respectively, compared to carrying values of approximately $9.8 billion and $8.3 billion, respectively. Occidental's exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not material. As of December 31, 2016 and 2015, variable-rate debt constituted approximately one percent of Occidental's total debt.

NOTE 6	LEASE COMMITMENTS

Operating lease agreements include leases for transportation equipment, power plants, machinery, terminals, storage facilities, land and office space. Occidental’s operating lease agreements frequently include renewal or purchase options and require the Company to pay for utilities, taxes, insurance and maintenance expenses. At December 31, 2016, future net minimum lease payments for noncancelable operating leases (excluding oil and gas and other mineral leases, utilities, taxes, insurance and maintenance expense) were the following:

(in millions)	Amount
2017	$255
2018	230
2019	134
2020	100
2021	86
Thereafter	469
Total minimum lease payments	$1,274

Rental expense for operating leases was $237 million in 2016, $197 million in 2015 and $155 million in 2014.

NOTE 7	DERIVATIVES

Objective & Strategy
Occidental uses a variety of derivative financial instruments and physical contracts, including those designated as cash flow hedges, to manage its exposure to commodity price fluctuations, transportation commitments and to fix margins on the future sale of stored volumes of oil and natural gas. Where Occidental buys product for its own consumption or sells its production to a defined customer, Occidental elects normal purchases and normal sales exclusions. Occidental usually applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies to lock in margins. Occidental also enters into derivative financial instruments for speculative or trading purposes; however, the results of any transactions are immaterial to the marketing portfolio. Refer to Note 1 for Occidental’s accounting policy on derivatives.
The financial instruments, not designated as hedges, will impact Occidental's earnings through mark-to-market until the offsetting future physical commodity is delivered. For GAAP purposes, any physical inventory is carried at lower of cost or market on the balance sheet. A substantial majority of Occidental's physical derivative contracts are index-based and carry no mark-to-market value in earnings. Net gains and losses associated with derivative instruments not designated as hedging instruments are recognized currently in net sales. Net gains and losses attributable to derivatives instruments subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings.

Cash-Flow Hedges
Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. These agreements continue through 2017. As of December 31, 2016, Occidental had approximately 7 billion cubic feet (Bcf) of natural gas held in storage, and had cash-flow hedges for the forecasted sales, to be settled by physical delivery, of approximately 7 Bcf of stored natural gas. As of December 31, 2015, Occidental had approximately 13 Bcf of natural gas held in storage, and had cash-flow hedges for the forecasted sales, to be settled by physical delivery, of approximately 14 Bcf of stored natural gas. The amount of cash-flow hedges, including the ineffective portion was immaterial for the years ended December 31, 2016 and 2015.

Derivatives Not Designated as Hedging Instruments
The following table summarizes the amounts reported in net sales related to the outstanding commodity derivative instruments not designated as hedging instruments as of December 31, 2016 and 2015:

As of December 31, (in millions, except Long/(Short) volumes)	2016	2015
Gain (loss) on derivatives not designated as hedges
Oil commodity contracts	$(5)	$28
Natural gas commodity contracts	$1	$(26)

Outstanding net volumes on derivatives not designated as hedges
Oil Commodity Contracts
Volume (MMBOE)	67	83
Price Per Bbl	$53.86	$45.25

Natural gas commodity contracts
Volume (Bcf)	(12)	(5)
Price Per MMBTU	$3.19	$2.72

Fair Value of Derivatives
Occidental has categorized its assets and liabilities that are measured at fair value in a three-level fair value hierarchy, based on the inputs to the valuation techniques: Level 1 - using quoted prices in active markets for the assets or liabilities; Level 2 - using observable inputs other than quoted prices for the assets or liabilities; and Level 3 - using unobservable inputs. Transfers between levels, if any, are reported at the end of each reporting period. The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

As of December 31, 2016		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash-flow hedges (a)
Commodity contracts	Other current assets	—	1	—	—	1
	Long-term receivables and other assets, net	—	—	—	—	—
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	166	57	—	(196)	27
	Long-term receivables and other assets, net	2	3	—	(2)	3
Liabilities:
Cash-flow hedges (a)
Commodity contracts	Accrued liabilities	—	6	—	—	6
	Deferred credits and liabilities	—	—	—	—	—
Derivatives not designated as hedging instruments (a)
Commodity contracts	Accrued liabilities	172	51	—	(196)	27
	Deferred credits and liabilities	1	6	—	(2)	5

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)
These amounts do not include collateral. As of December 31, 2016, collateral received of $4 million has been netted against derivative assets and collateral paid of $13 million has been netted against derivative liabilities. Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $25 million as of December 31, 2016, deposited by Occidental, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated balance sheets. These amounts do not include collateral.

As of December 31, 2015		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Cash-flow hedges (a)
Commodity contracts	Other current assets	—	8	—	—	8
	Long-term receivables and other assets, net	—	—	—	—	—
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	554	72	—	(519)	107
	Long-term receivables and other assets, net	3	6	—	(2)	7
Liabilities:
Cash-flow hedges (a)
Commodity contracts	Accrued liabilities	—	1	—		1
	Deferred credits and liabilities	—	—	—	—	—
Derivatives not designated as hedging instruments (a)
Commodity contracts	Accrued liabilities	541	84	—	(519)	106
	Deferred credits and liabilities	3	5	—	(2)	6

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)
These amounts do not include collateral. As of December 31, 2015, collateral received of $14 million has been netted against derivative assets and collateral paid of $4 million has been netted against derivative liabilities. Select clearinghouses and brokers require Occidental to post an initial margin deposit. Collateral, mainly for initial margin, of $3 million as of December 31, 2015, deposited by Occidental, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated balance sheets. These amounts do not include collateral.

Credit Risk
The majority of Occidental's counterparty credit risk is related to the physical delivery of energy commodities to its customers and their inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into master netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits. Occidental also enters into future contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of December 31, 2016 and 2015. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was immaterial for both December 31, 2016, and December 31, 2015.

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

ENVIRONMENTAL REMEDIATION
As of December 31, 2016, Occidental participated in or monitored remedial activities or proceedings at 147 sites. The following table presents Occidental’s environmental remediation reserves as of December 31, 2016, 2015 and 2014, the current portion of which is included in accrued liabilities ($131 million in 2016, $70 million in 2015, and $79 million in 2014)

and the remainder in deferred credits and other liabilities — other ($739 million in 2016, $316 million in 2015, and $255 million in 2014). The reserves are grouped as environmental remediation sites listed or proposed for listing by the U.S. Environmental Protection Agency on the CERCLA NPL sites and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

($ amounts in millions)	2016		2015		2014
	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance	Number of Sites	Reserve Balance
NPL sites	33	$461	34	$27	30	$23
Third-party sites	68	163	66	128	67	101
Occidental-operated sites	17	106	18	107	17	107
Closed or non-operated Occidental sites	29	140	31	124	31	103
Total	147	$870	149	$386	145	$334

As of December 31, 2016, Occidental’s environmental reserves exceeded $10 million each at 16 of the 147 sites described above, and 88 of the sites had reserves from $0 to $1 million each.
As of December 31, 2016, three sites — the Diamond Alkali Superfund Site and a former chemical plant in Ohio (both of which are indemnified by Maxus Energy Corporation, as discussed further below), and a landfill in Western New York — accounted for 95 percent of its reserves associated with NPL sites. The reserve balance above includes 17 NPL sites subject to indemnification by Maxus.
Four of the 68 third-party sites a Maxus-indemnified chrome site in New Jersey, a former copper mining and smelting operation in Tennessee, an active plant outside of the United States and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities accounted for 53 percent of Occidental’s reserves associated with these sites. The reserve balance above includes 9 third-party sites subject to indemnification by Maxus.
Three sites chemical plants in Kansas, Louisiana, and Texas accounted for 48 percent of the reserves associated with the Occidental-operated sites.
Six other sites a landfill in western New York, former chemical plants in Tennessee, Delaware, Washington and California, and a closed coal mine in Pennsylvania accounted for 69 percent of the reserves associated with closed or non-operated Occidental sites.
When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus Energy Corporation (Maxus), currently a subsidiary of YPF S.A. (YPF), agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Site. Occidental is pursuing Maxus and its parent company, YPF, as the alter ego of Maxus, to recover all indemnified costs, which will include costs to be incurred at the Site.
In March 2016, the EPA issued a Record of Decision (ROD) specifying remedial actions required for the lower 8.3 miles of the Lower Passaic River. The ROD does not address any potential remedial action for the upper nine miles of the Lower Passaic River or Newark Bay. During the third quarter of 2016, and following Maxus’s bankruptcy filing, Occidental and the EPA entered into an Administrative Order on Consent (AOC) to complete the design of the proposed clean-up plan outlined in the ROD at an estimated cost of $165 million. The EPA announced that it will pursue similar agreements with other potentially responsible parties.
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and the remediation called for in the AOC and the ROD, as well as for certain other Maxus-indemnified sites. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC, the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties.
Environmental reserves vary over time depending on factors such as acquisitions or dispositions, identification of additional sites and remedy selection and implementation.
Based on current estimates, Occidental expects to expend funds corresponding to approximately 40 percent of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.0 billion.

ENVIRONMENTAL COSTS
Occidental’s environmental costs, some of which include estimates, are presented below for each segment for each of the years ended December 31:

(in millions)	2016	2015	2014
Operating Expenses
Oil and Gas	$65	$93	$103
Chemical	75	74	80
Midstream and Marketing	11	13	11
	$151	$180	$194
Capital Expenditures
Oil and Gas	$43	$122	$143
Chemical	25	41	35
Midstream and Marketing	5	4	11
	$73	$167	$189
Remediation Expenses
Corporate	$61	$117	$79

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
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 8, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of December 31, 2016 and December 31, 2015 were not material to Occidental’s consolidated balance sheets.
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

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental.  These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds.  As of December 31, 2016, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

OPC, its subsidiaries, or both, have entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. At December 31, 2016, total purchase obligations were $8.9 billion, which included approximately $1.7 billion, $1.2 billion, $0.9 billion, $0.8 billion and $0.7 billion that will be paid in 2017, 2018, 2019, 2020 and 2021, respectively. Included in the purchase obligations are commitments for major fixed and determinable capital expenditures during 2017 and thereafter, which were approximately $0.5 billion.

NOTE 10	DOMESTIC AND FOREIGN INCOME TAXES

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income taxes were as follows:

For the years ended December 31, (in millions)	Domestic	Foreign	Total
2016	$(2,698)	$1,034	$(1,664)
2015	$(5,810)	$(3,666)	$(9,476)
2014	$(732)	$2,273	$1,541

The provisions (credits) for domestic and foreign income taxes on continuing operations consisted of the following:

For the years ended December 31, (in millions)	United States Federal	State and Local	Foreign	Total
2016
Current	$(784)	$9	$630	$(145)
Deferred	(505)	(19)	7	(517)
	$(1,289)	$(10)	$637	$(662)
2015
Current	$(810)	$(31)	$883	$42
Deferred	(1,146)	(83)	(143)	(1,372)
	$(1,956)	$(114)	$740	$(1,330)
2014
Current	$870	$81	$1,912	$2,863
Deferred	(1,037)	(71)	(70)	(1,178)
	$(167)	$10	$1,842	$1,685

The following reconciliation of the United States federal statutory income tax rate to Occidental’s worldwide effective tax rate on income from continuing operations is stated as a percentage of pre-tax income:

For the years ended December 31,	2016	2015	2014
United States federal statutory tax rate	35%	35%	35%
Other than temporary loss on available for sale investment in California Resources stock	(2)	(1)	12
Enhanced oil recovery credit	5	—	—
Tax benefit due to write off of exploration blocks	14	—	—
Operations outside the United States	(14)	(21)	65
State income taxes, net of federal benefit	—	1	1
Other	2	—	(4)
Worldwide effective tax rate	40%	14%	109%

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2016 and 2015 were as follows:

	2016		2015
Tax effects of temporary differences (in millions)	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, plant and equipment differences	$—	$3,345	$—	$3,232
Equity investments, partnerships and foreign subsidiaries	—	58	—	12
Environmental reserves	314	—	136	—
Postretirement benefit accruals	342	—	346	—
Deferred compensation and benefits	222	—	179	—
Asset retirement obligations	406	—	372	—
Foreign tax credit carryforwards	2,046	—	2,034	—
Alternative minimum tax credit carryforwards	226	—	—	—
General business credit carryforwards	186	—	—	—
Federal benefit of state income taxes	8	—	11	—
All other	370	—	677	—
Subtotal	4,120	3,403	3,755	3,244
Valuation allowance	(1,849)	—	(1,834)	—
Total deferred taxes	$2,271	$3,403	$1,921	$3,244

Total deferred tax assets were $2.3 billion and $1.9 billion as of December 31, 2016 and 2015, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The reduction in the net deferred tax liabilities is primarily related to the addition of deferred tax benefits associated with various tax credit carryforwards as well as a net reduction in the deferred tax asset related to the allowance for bad debts.
Occidental had, as of December 31, 2016, foreign tax credit carryforward of $2.0 billion, which expire in varying amounts through 2026, and various state operating loss carryforwards, which have varying carryforward periods through 2036. In addition, Occidental had, as of December 31, 2016, alternative minimum tax credit carryforwards of $226 million, that do not expire, and $186 million of general business credit carryforwards that expire between 2023 and 2036. Occidental's valuation allowance provides for substantially all of the foreign tax credit.
A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated foreign subsidiaries aggregating approximately $8.5 billion, net of foreign taxes, at December 31, 2016 , as it is Occidental’s intention to reinvest such earnings permanently. If the earnings of these foreign subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $116 million would be required, assuming utilization of available foreign tax credits.
Discontinued operations include income tax charges of $249 million, $1 million, and $454 million in 2016, 2015, and 2014, respectively.
As of December 31, 2016, Occidental had liabilities for unrecognized tax benefits of approximately $22 million included in deferred credits and other liabilities – other, all of which, if subsequently recognized, would favorably affect Occidental’s effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the years ended December 31, (in millions)	2016	2015
Balance at January 1,	$22	$61
Reductions based on tax positions related to prior years and settlements	—	(39)
Balance at December 31,	$22	$22

Management believes it is unlikely that Occidental’s liabilities for unrecognized tax benefits related to existing matters would increase or decrease within the next 12 months by a material amount. Occidental cannot reasonably estimate a range of potential changes in such benefits due to the unresolved nature of the various audits.
Occidental has recognized $761 million and $297 million in income tax receivables at December 31, 2016 and 2015, respectively, which were recorded in other current assets.
Occidental is subject to audit by various tax authorities in varying periods. See Note 9 for a discussion of these matters.
Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income taxes and these amounts were not material for the years ended December 31, 2016, 2015 and 2014.

NOTE 11	STOCKHOLDERS' EQUITY

The following is a summary of common stock issuances:

Shares in thousands	Common Stock
Balance, December 31, 2013	889,919
Issued	584
Options exercised and other, net	55
Balance, December 31, 2014	890,558
Issued	782
Options exercised and other, net	20
Balance, December 31, 2015	891,360
Issued	843
Options exercised and other, net	12
Balance, December 31, 2016	892,215

TREASURY STOCK
On October 2, 2014, Occidental increased the total number of shares authorized for its share repurchase program by 60 million shares to 185 million shares total; however, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time. No shares were purchased under the program in 2016. In 2015 Occidental purchased 7.4 million shares under the program at an average cost of $76.99 per share. Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan during each year. As of December 31, 2016, 2015 and 2014, treasury stock shares numbered 128.0 million, 127.7 million and 120.0 million, respectively.

NONREDEEMABLE PREFERRED STOCK
Occidental has authorized 50,000,000 shares of preferred stock with a par value of $1.00 per share. At December 31, 2016, 2015 and 2014, Occidental had no outstanding shares of preferred stock.

EARNINGS PER SHARE
The following table presents the calculation of basic and diluted EPS for the years ended December 31:

(in millions, except per-share amounts)	2016	2015	2014

Income (loss) from continuing operations	$(1,002)	$(8,146)	$(130)
Less: Income from continuing operations attributable to noncontrolling interest	—	—	(14)
Income (loss) from contributing operations attributable to common stock	(1,002)	(8,146)	(144)
Income from discontinued operations	428	317	760
Net income (loss)	(574)	(7,829)	616
Less: Net income allocated to participating securities	—	—	—
Net income (loss), net of participating securities	$(574)	$(7,829)	$616
Weighted average number of basic shares	763.8	765.6	781.1
Basic earnings (loss) per common share	$(0.75)	$(10.23)	$0.79

Net income (loss), net of participating securities	$(574)	$(7,829)	$616
Weighted average number of basic shares	763.8	765.6	781.1
Dilutive securities	—	—	—
Total diluted weighted average common shares	763.8	765.6	781.1
Diluted earnings (loss) per common share	$(0.75)	$(10.23)	$0.79

ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisted of the following after-tax amounts:

Balance at December 31, (in millions)	2016	2015
Foreign currency translation adjustments	$(10)	$(9)
Unrealized losses on derivatives	(13)	(7)
Pension and post-retirement adjustments (a)	(243)	(291)
Total	$(266)	$(307)

(a)	See Note 13 for further information.

NOTE 12	STOCK-BASED INCENTIVE PLANS

Occidental has established several plans that allow it to issue stock-based awards including in the form of RSUs, stock options (Options), stock appreciation rights (SARs), ROCEI/ROAI and TSRIs. An aggregate of 35 million shares of Occidental common stock were authorized for issuance and approximately 4.5 million shares had been allocated to employee awards through December 31, 2016. In accordance with the terms of the shareholder approved 2015 Long-Term Incentive Plan (LTIP), awards issued under the superseded 2005 LTIP and subsequently forfeited after adoption of the 2015 LTIP increase the shares available for issuance under the 2015 LTIP. As of December 31, 2016, approximately 30 million shares were available for grants of future awards. The plan requires each share covered by an award (other than Options and SARs) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than 30 million depending on the type of award granted. Additionally, under the plan, the shares available for future awards may increase, depending on the award type, by the number of shares currently unvested or forfeitable, or three times that number as applicable, that (i) fail to vest, (ii) are forfeited or canceled, or (iii) correspond to the portion of any stock-based awards settled in cash, including awards that were issued under a previous plan that remain outstanding.
During 2016, non-employee directors were granted awards for 23,888 shares of common stock. Compensation expense for these awards was measured using the closing quoted market price of Occidental's common stock on the grant date and was fully recognized at that time.
The following table summarizes total share-based compensation expense recognized in income related to continuing and discontinued operations and the associated tax benefit for the years ended December 31:

For the years ended December 31, (in millions)	2016	2015	2014
Compensation expense	$121	$49	$129
Income tax benefit recognized in the income statement	43	17	46

As of December 31, 2016, unrecognized compensation expense for all unvested stock-based incentive awards was $231 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.

RSUs
Certain employees are awarded the right to receive RSUs, some of which have performance criteria based on net income or earnings per share, and are in the form of, or equivalent in value to, actual shares of Occidental common stock. Depending on their terms, RSUs are settled in cash or stock at the time of vesting. These awards vest from one to four years following the grant date, however, certain of the RSUs are forfeitable if performance objectives are not satisfied by the seventh anniversary of the grant date. For certain RSUs, dividend equivalents are paid during the vesting period. For those awards that cliff vest between one to three years, dividend equivalents are accumulated during the vesting or performance period, as appropriate, and are paid upon vesting or performance certification, as appropriate.
The weighted-average, grant-date fair values of cash-settled RSUs granted in 2016, 2015 and 2014 were $75.57, $72.64, and $100.95 per share, respectively. The weighted-average, grant-date fair values of the stock-settled RSUs granted in 2016, 2015, and 2014 were $74.82, $72.54, and $101.77, respectively. Cash-Settled RSUs resulted in payments of $41 million, $39 million, and $64 million during the years ended December 31, 2016, 2015, and 2014, respectively. The fair value of RSUs settled in shares during the years ended December 31, 2016, 2015, and 2014 was $31 million, $28 million, and $56 million, respectively.

A summary of changes in Occidental’s unvested cash- and stock-settled RSUs during the year ended December 31, 2016 is presented below:

	Cash-Settled		Stock-Settled
	RSUs (000's)	Weighted-Average Grant-Date Fair Value	RSUs (000's)	Weighted-Average Grant-Date Fair Value
Unvested at January 1	1,130	$81.06	1,758	$81.19
Granted	53	75.57	2,238	74.82
Vested	(536)	83.18	(417)	82.35
Forfeitures	(46)	80.89	(79)	77.00
Unvested at December 31	601	78.70	3,500	77.07

TSRIs
Certain executives are awarded TSRIs that vest at the end of a three-year period following the grant date. Payout is based upon Occidental's total shareholder return performance relative to its peers and the S&P 500. TSRIs granted in 2016 and 2015 have payouts that range from 0 to 200 percent of the target award. TSRIs granted in July 2014 have payouts that range from 0 to 150 percent of the target award; all outstanding TSRIs settle fully in stock once certified. Dividend equivalents for TSRIs are accumulated and paid upon certification of the award. The fair value of TSRIs settled in shares during the years ended December 31, 2016, 2015, and 2014 was $8 million, $14 million, and zero, respectively.
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

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of TSRIs were as follows:

	TSRIs
Year Granted	2016	2015	2014
Assumptions used:
Risk-free interest rate	0.8%	0.9%	1.0%
Dividend yield	3.9%	4.1%	2.8%
Volatility factor	42%	37%	27%
Expected life (years)	3	3	3
Grant-date fair value of underlying Occidental common stock	$76.83	$72.54	$101.95

A summary of Occidental’s unvested TSRIs as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	TSRIs
	Awards (000’s)	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested at January 1 (a)	346	$83.75
Granted (a)	473	76.83
Vested (a)	(102)	87.27
Forfeitures	(10)	76.43
Unvested at December 31	707	78.72

(a)	Presented at the target payouts.

STOCK OPTIONS AND SARs
Certain employees have been granted Stock Appreciation Rights (SAR) or Options that are settled in stock. Exercise prices of the Options were equal to the quoted market value of Occidental’s stock on the grant date. No options were granted in 2016. The intrinsic value of options and stock-settled SARs exercised during the years ended December 31, 2016, 2015, and 2014 was $1 million, zero, and $5 million, respectively. In 2014, cash payments of $26 million were made for cash - settled SAR awards granted in 2004. In 2015 and 2016 no cash based SAR awards were granted or outstanding.
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
The following is a summary of Option and SAR transactions during the year ended December 31, 2016:

	SARs & Options (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value (000’s)
Beginning balance, January 1	629	$77.58
Exercised	(47)	45.53
Granted	—	—
Forfeited	(11)	79.98
Ending balance, December 31	571	79.98	5.1	$—
Exercisable at December 31	214	79.98	5.1	$—

ROCEI / ROAI
Occidental grants share-equivalents to certain employees that vest at the end of a three-year period if performance targets based on return on assets of the applicable segment or return on capital employed are certified as being met. These awards are settled in stock upon certification of the performance target, with payouts that range from 0 to 200 percent of the target award. Dividend equivalents are accumulated and paid upon certification of the award.

	ROCEI / ROAI
	Awards (000's)	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested at January 1	392	$85.43
Unvested at December 31	392	85.43

NOTE 13	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various benefit plans for its salaried, domestic union and nonunion hourly, and certain foreign national employees.

DEFINED CONTRIBUTION PLANS
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that restores benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $163 million and $175 million as of December 31, 2016 and 2015, respectively, and Occidental expensed $113 million in 2016, $136 million in 2015 and $146 million in 2014 under the provisions of these defined contribution and supplemental retirement plans.

DEFINED BENEFIT PLANS
Participation in defined benefit plans is limited and approximately 600 domestic and 1,100 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.
Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

POSTRETIREMENT AND OTHER BENEFIT PLANS
Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. Occidental generally funds the benefits as they are paid during the year. These benefit costs, including the postretirement costs, were approximately $182 million in 2016, $200 million in 2015 and $215 million in 2014.

OBLIGATIONS AND FUNDED STATUS
The following tables show the amounts recognized in the consolidated balance sheets of Occidental related to its pension and postretirement benefit plans and their funding status, obligations and plan asset fair values:

(in millions)	Pension Benefits		Postretirement Benefits
As of December 31,	2016	2015	2016	2015
Amounts recognized in the consolidated balance sheet:
Other assets	$61	$45	$—	$—
Accrued liabilities	(3)	(7)	(58)	(58)
Deferred credits and other liabilities — other	(71)	(65)	(892)	(921)
	$(13)	$(27)	$(950)	$(979)
AOCI included the following after-tax balances:
Net loss	$76	$93	$169	$197
Prior service cost	—	—	1	1
	$76	$93	$170	$198

For the years ended December 31,
Changes in the benefit obligation:
Benefit obligation — beginning of year	$411	$453	$979	$1,036
Service cost — benefits earned during the period	7	7	20	26
Interest cost on projected benefit obligation	18	18	39	40
Actuarial gain	(1)	(16)	(28)	(66)
Foreign currency exchange rate (gain) loss	1	(9)	—	—
Benefits paid	(37)	(42)	(60)	(57)
Benefit obligation — end of year	$399	$411	$950	$979

Changes in plan assets:
Fair value of plan assets — beginning of year	$384	$436	$—	$—
Actual return on plan assets	34	(21)	—	—
Employer contributions	5	11	—	—
Benefits paid	(37)	(42)	—	—
Fair value of plan assets — end of year	$386	$384	$—	$—
Funded/(Unfunded) status:	$(13)	$(27)	$(950)	$(979)

The following table sets forth details of the obligations and assets of Occidental's defined benefit pension plans:

(in millions)	Accumulated Benefit Obligation in Excess of Plan Assets		Plan Assets in Excess of Accumulated Benefit Obligation
As of December 31,	2016	2015	2016	2015
Projected Benefit Obligation	$193	$160	$206	$251
Accumulated Benefit Obligation	$189	$156	$206	$251
Fair Value of Plan Assets	$119	$88	$267	$296

Occidental does not expect any plan assets to be returned during 2017.

COMPONENTS OF NET PERIODIC BENEFIT COST
The following table sets forth the components of net periodic benefit costs:

	Pension Benefits			Postretirement Benefits
For the years ended December 31, (in millions)	2016	2015	2014	2016	2015	2014
Net periodic benefit costs:
Service cost — benefits earned during the period	$7	$7	$11	$19	$26	$24
Interest cost on projected benefit obligation	18	18	23	39	40	44
Expected return on plan assets	(24)	(27)	(33)	—	—	—
Recognized actuarial loss	12	10	6	15	27	20
Other costs and adjustments	4	(4)	(8)	1	1	1
Net periodic benefit cost	$17	$4	$(1)	$74	$94	$89

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $10 million and zero, respectively. The estimated net loss and prior service cost for the defined benefit postretirement plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $15 million and $1 million, respectively.

ADDITIONAL INFORMATION
The following table sets forth the weighted-average assumptions used to determine Occidental's benefit obligation and net periodic benefit cost for domestic plans:

	Pension Benefits		Postretirement Benefits
For the years ended December 31,	2016	2015	2016	2015
Benefit Obligation Assumptions:
Discount rate	3.90%	4.14%	4.15%	4.36%
Net Periodic Benefit Cost Assumptions:
Discount rate	4.14%	3.81%	4.36%	3.99%
Assumed long term rate of return on assets	6.50%	6.50%	—	—

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on the Aon/Hewitt AA-AAA Universe yield curve in 2016 and 2015. The assumed long term rate of return on assets is estimated with regard to current market factors but within the context of historical returns for the asset mix that exists at year end.
In 2016, Occidental adopted the Society of Actuaries 2016 Mortality Improvement Scale, which updated the mortality assumptions that private defined benefit retirement plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The new mortality improvement scale reflects additional data that the Social Security Administration has released since the 2014 Mortality Tables Report and Mortality Improvement Scale released in 2015. This additional data shows a lower degree of mortality improvement than previously reflected. The changes in the mortality improvement scale results in a decrease of $5 million and $19 million in the pension and postretirement benefit obligation at December 31, 2016.
For pension plans outside the United States, Occidental based its discount rate on rates indicative of government or investment grade corporate debt in the applicable country, taking into account hyperinflationary environments when necessary. The discount rates used for the foreign pension plans ranged from 1.0 percent to 10.8 percent at December 31, 2016 and from 1.5 percent to 10 percent at December 31, 2015. The average rate of increase in future compensation levels ranged from 1.0 percent to 10.0 percent in 2016, depending on local economic conditions.
The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and healthcare cost trend rates projected at an assumed U.S. Consumer Price Index (CPI) increase of 1.97 percent and 1.60 percent as of December 31, 2016 and 2015, respectively. Since 1993, participants other than certain union employees have paid for all medical cost increases in excess of increases in the CPI. For those union employees, Occidental projected that healthcare cost trend rates would decrease 0.25 percent per year from 6.50 percent in 2016 until they reach 4.50 percent in 2025, and remain at 4.50 percent thereafter. A 1-percent increase or a 1-percent decrease in these assumed healthcare cost trend rates would result in an increase of $44 million or a reduction of $36 million, respectively, in the postretirement benefit obligation as of December 31, 2016. The annual service and interest costs would not be materially affected by these changes.
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

The fair values of Occidental’s pension plan assets by asset category are as follows:

(in millions)	Fair Value Measurements at December 31, 2016 Using
Description	Level 1	Level 2	Level 3	Total
Asset Class:
U.S. government securities	$13	$—	$—	$13
Corporate bonds (a)	—	85	—	85
Common/collective trusts (b)	—	18	—	18
Mutual funds:
Bond funds	18	—	—	18
Blend funds	48	—	—	48
Common and preferred stocks (c)	178	—	—	178
Other	—	29	—	29
Total pension plan assets (d)	$257	$132	$—	$389

(in millions)	Fair Value Measurements at December 31, 2015 Using
Description	Level 1	Level 2	Level 3	Total
Asset Class:
U.S. government securities	$16	$—	$—	$16
Corporate bonds (a)	—	78	—	78
Common/collective trusts (b)	—	12	—	12
Mutual funds:
Bond funds	33	—	—	33
Blend funds	48	—	—	48
Common and preferred stocks (c)	169	—	—	169
Other	—	29	—	29
Total pension plan assets (d)	$266	$119	$—	$385

(a)	This category represents investment grade bonds of U.S. and non-U.S. issuers from diverse industries.

(b)	This category includes investment funds that primarily invest in U.S. and non-U.S. common stocks and fixed-income securities.

(c)	This category represents direct investments in common and preferred stocks from diverse U.S. and non-U.S. industries.

(d)	Amounts exclude net payables of approximately $3 million and $1 million as of December 31, 2016 and 2015, respectively.

The activity during the years ended December 31, 2016 and 2015, for the assets using Level 3 fair value measurements was insignificant. Occidental expects to contribute $3 million in cash to its defined benefit pension plans during 2017.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

For the years ended December 31, (in millions)	Pension Benefits	Postretirement Benefits
2017	$41	$59
2018	$30	$58
2019	$28	$58
2020	$29	$57
2021	$29	$57
2022 - 2026	$185	$285

NOTE 14	INVESTMENTS AND RELATED-PARTY TRANSACTIONS

EQUITY INVESTMENTS
As of December 31, 2016 and 2015, investments in unconsolidated entities comprised $1.4 billion and $1.3 billion of equity-method investments, respectively.
As of December 31, 2016, Occidental’s equity investments consisted mainly of a 12-percent interest in Plains Pipeline, a 24.5-percent interest in the stock of Dolphin Energy, and various other partnerships and joint ventures. Equity investments paid dividends of $224 million, $438 million, and $396 million to Occidental in 2016, 2015 and 2014, respectively. As of December 31, 2016, cumulative undistributed earnings of equity-method investees since they were acquired was immaterial. As of December 31, 2016, Occidental's investments in equity investees exceeded the underlying equity in net assets by approximately $653 million, of which almost $537 million represented goodwill and the remainder comprised intangibles amortized over their estimated useful lives.
The following table presents Occidental’s interest in the summarized financial information of its equity-method investments:

For the years ended December 31, (in millions)	2016	2015	2014
Revenues	$1,238	$1,050	$3,090
Costs and expenses	1,043	827	2,774
Net income	$195	$223	$316

As of December 31, (in millions)	2016	2015
Current assets	$914	$896
Non-current assets	$3,605	$3,589
Current liabilities	$577	$536
Long-term debt	$1,957	$2,141
Other non-current liabilities	$159	$149
Stockholders’ equity	$1,826	$1,659

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
In November 2014, Occidental sold a portion of its equity interest in Plains Pipeline for approximately $1.7 billion, resulting in a pre-tax gain of approximately $1.4 billion.

AVAILABLE FOR SALE INVESTMENT IN CALIFORNIA RESOURCES STOCK
As part of Occidental's spin-off of its California oil and gas operations and related assets, Occidental retained 71.5 million shares of, or approximately 18.7 percent interest in, California Resources stock, which was recorded as an available for sale investment. Occidental recorded an other-than-temporary loss of $227 million for this available for sale investment as of December 31, 2015. At December 31, 2015, Occidental's available for sale investment in California Resources was $167 million.
In March 2016, Occidental distributed a special stock dividend for all of its 71.5 million shares of common stock of California Resources to stockholders and recorded a $78 million loss to reduce the investment to its fair market value. Occidental no longer owns any shares of California Resources common stock.

RELATED-PARTY TRANSACTIONS
From time to time, Occidental purchases oil, NGLs, power, steam and chemicals from and sells oil, NGLs, natural gas, chemicals and power to certain of its equity investees and other related parties. During 2016, 2015 and 2014, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties:

For the years ended December 31, (in millions)	2016	2015	2014
Sales (a)	$602	$555	$835
Purchases	$7	$26	$6
Services	$17	$32	$27
Advances and amounts due from	$59	$60	$26
Amounts due to	$—	$5	$15

(a)
In 2016, 2015 and 2014, sales of Occidental-produced oil and NGLs to Plains Pipeline accounted for 89 percent, 87 percent and 46 percent of these totals, respectively. Sales to Plains Pipeline related to Occidental's oil and gas production are disclosed above. In addition to these sales, Occidental conducts marketing activities with Plains Pipeline for oil, NGLs and transportation. Net margins associated with these marketing activities are negligible.

NOTE 15	FAIR VALUE MEASUREMENTS

FAIR VALUES – RECURRING
In January 2012, Occidental entered into a long-term contract to purchase CO2. This contract contains a price adjustment clause that is linked to changes in NYMEX crude oil prices. Occidental determined that the portion of this contract linked to NYMEX oil prices is not clearly and closely related to the host contract, and Occidental therefore bifurcated this embedded pricing feature from its host contract and accounts for it at fair value in the consolidated financial statements.
The following tables provide fair value measurement information for assets and liabilities that are measured on a recurring basis:

(in millions)	Fair Value Measurements at December 31, 2016 Using				Netting and Collateral	Total Fair Value

Description		Level 1	Level 2	Level 3
Liabilities:
Embedded derivative	Accrued liabilities	$—	$43	$—	$—	$43
	Deferred credits and liabilities	$—	$178	$—	$—	$178

(in millions)	Fair Value Measurements at December 31, 2015 Using				Netting and Collateral	Total Fair Value

Description		Level 1	Level 2	Level 3
Assets:
Available for sale investment		$167	$—	$—	$—	$167

Liabilities:
Embedded derivative	Accrued liabilities	$—	$47	$—	$—	$47
	Deferred credits and liabilities	$—	$267	$—	$—	$267

FAIR VALUES – NONRECURRING
During the 12 months ended December 31, 2016, Occidental recognized pre-tax impairment charges of $15 million related to proved oil and gas properties.
As a result of the sharp decline of the forward price curve during 2015, as well as the decision to sell or exit non-core operations, Occidental recognized approximately $6.5 billion in pre-tax impairment charges related to proved oil and gas properties. Internationally, Occidental recognized $4.7 billion in pre-tax impairment charges related to $1.8 billion in charges in Oman, $1.3 billion in Iraq and Libya, $1 billion in Qatar, and $550 million in Colombia and Bolivia. Domestically, Occidental recognized approximately $763 million pre-tax impairment charges related to the sale of the Williston assets, $460 million pre-tax impairment charges for assets in the Piceance Basin as well as a $554 million pre-tax impairment charges related to proved oil and gas properties in South Texas.
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

Industry Segments
(in millions)	Oil and Gas		Chemical		Midstream and Marketing		Corporate and Eliminations		Total

Year ended December 31, 2016
Net sales	$6,377	(a)	$3,756	(b)	$684	(c)	$(727)		$10,090
Pretax operating profit (loss)	$(636)	(d)	$571	(e)	$(381)	(f)	$(1,218)	(g)	$(1,664)
Income taxes	—		—		—		662	(h)	662
Discontinued operations, net	—		—		—		428	(i)	428
Net income (loss) attributable to common stock	$(636)		$571		$(381)		$(128)		$(574)
Investments in unconsolidated entities	$—		$730		$666		$5		$1,401
Property, plant and equipment additions, net (k)	$1,998		$353		$370		$59		$2,780
Depreciation, depletion and amortization	$3,575		$340		$313		$40		$4,268
Total assets	$24,130		$4,348		$11,059		$3,572		$43,109
Year ended December 31, 2015
Net sales	$8,304	(a)	$3,945	(b)	$891	(c)	$(660)		$12,480
Pretax operating profit (loss)	$(8,060)	(d)	$542	(e)	$(1,194)	(f)	$(764)	(g)	$(9,476)
Income taxes	—		—		—		1,330	(j)	1,330
Discontinued operations, net	$—		—		—		317	(i)	317
Net income (loss) attributable to common stock	$(8,060)		$542		$(1,194)		$883		$(7,829)
Investments in unconsolidated entities	$4		$550		$708		$5		$1,267
Property, plant and equipment additions, net (k)	$4,485		$271		$611		$42		$5,409
Depreciation, depletion and amortization	$3,886		$371		$249		$38		$4,544
Total assets	$23,591		$3,982		$10,175		$5,661		$43,409
Year ended December 31, 2014
Net sales	$13,887	(a)	$4,817	(b)	$1,373	(c)	$(765)		$19,312
Pretax operating profit (loss)	$428	(d)	$420	(e)	$2,578	(f)	$(1,871)	(g)	$1,555
Net income attributable to noncontrolling interest					(14)				(14)
Income taxes							(1,685)	(h)	(1,685)
Discontinued operations, net	—		—		—		760	(j)	760
Net income (loss) attributable to common stock	$428		$420		$2,564		$(2,796)		$616
Investments in unconsolidated entities	$11		$202		$948		$10		$1,171
Property, plant and equipment additions, net (l)	$6,589		$325		$2,093		$103		$9,110
Depreciation, depletion and amortization	$3,701		$367		$160		$33		$4,261
Total assets	$31,072		$3,917		$12,283		$8,965		$56,237
(See footnotes on next page)

Footnotes:

(a)	Oil sales represented approximately 90 percent of the oil and gas segment net sales for the years ended December 31, 2016, 2015 and 2014.

(b)	Net sales for the chemical segment comprised the following products:

	Basic Chemicals	Vinyls	Other Chemicals
Year ended December 31, 2016	57%	40%	3%
Year ended December 31, 2015	56%	40%	4%
Year ended December 31, 2014	54%	43%	3%

(c)	Net sales for the midstream and marketing segment comprised the following:

	Gas Processing	Power	Marketing, Transportation and other *
Year ended December 31, 2016	92%	44%	(36)%
Year ended December 31, 2015	70%	31%	(1)%
Year ended December 31, 2014	49%	31%	20%
* Revenue from all marketing activities is reported on a net basis.

(d)
The 2016 amount includes pre-tax asset sale gains of $121 million and $59 million related to Piceance and South Texas oil and gas properties, pre-tax charges of $61 million related to the sale of Libya and the exit from Iraq, and pre-tax gain of $24 million for other related items. The 2015 amount includes pre-tax charges of $5 billion for impairment of international oil and gas assets and related items and $3.5 billion for the impairment of domestic oil and gas assets and related items. The 2014 amount includes pre-tax charges of $4.7 billion for the impairment of domestic oil and gas assets, pre-tax charges of $1.1 billion for the impairment of foreign oil and gas assets, and pre-tax gain of $531 million for the sale of the Hugoton field.

(e)
The 2016 amount includes gain on sale of $57 million and $31 million related to Occidental Tower in Dallas, Texas and a non-core specialty chemicals business, respectively. The 2015 amount includes the pre-tax charge of $121 million related to asset impairment partially offset by a $98 million gain on sale of an idled facility. The 2014 amount includes the pre-tax charge of $149 million related to asset impairment.

(f)
The 2016 amount includes pre-tax charges of $160 million related to the termination of crude oil supply contracts. The 2015 amount includes pre-tax charges of $1.3 billion related to asset impairments and related items. The 2014 amount includes pre-tax gains of $633 million and $1,351 million for the sales of BridgeTex Pipeline and a portion of an investment in Plains Pipeline, respectively, and other charges of $31 million.

(g)	Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items noted in footnote (k) below.

(h)	Includes all foreign and domestic income taxes from continuing operations.

(i)	Includes discontinued operations from Ecuador.

(j)	Includes discontinued operations from Ecuador and California Resources.

(k)	Includes the following significant items affecting earnings for the years ended December 31:

Benefit (Charge) (in millions)	2016	2015	2014
CORPORATE
Pre-tax operating profit (loss)
Asset sale losses	$—	$(8)	$—
Asset impairments and related items	(619)	(235)	(1,358)
Severance, spin-off and other	—	(118)	(61)
	$(619)	$(361)	$(1,419)
Income taxes
Tax effect of pre-tax and other adjustments *	$424	$1,903	$927
* Amounts represent the tax effect of the pre-tax adjustments listed in this note, as well as those in footnotes (d), (e) and (f).

(l)     Includes capital expenditures and capitalized interest, but excludes acquisition and disposition of assets.

GEOGRAPHIC AREAS

(in millions)	Net sales (a)			Property, plant and equipment, net
For the years ended December 31,	2016	2015	2014	2016	2015	2014
United States	$6,290	$7,479	$11,943	$24,004	$23,265	$26,673
Foreign
Oman	1,101	1,631	2,524	1,858	1,292	2,876
Qatar	1,206	1,449	2,803	1,299	1,354	2,605
Colombia	463	570	938	741	821	1,396
United Arab Emirates	664	477	—	4,373	4,484	4,312
Other Foreign	366	874	1,104	62	423	1,868
Total Foreign	3,800	5,001	7,369	8,333	8,374	13,057
Total	$10,090	$12,480	$19,312	$32,337	$31,639	$39,730

(a)	Sales are shown by individual country based on the location of the entity making the sale.

NOTE 17	SPIN-OFF OF CALIFORNIA RESOURCES CORPORATION

On November 30, 2014, Occidental's California oil and gas operations and related assets were spun-off through the pro rata distribution of 81.3 percent of the outstanding shares of common stock of California Resources, creating an independent, publicly traded company. Occidental shareholders at the close of business on the record date of November 17, 2014 received 0.4 shares of California Resources for every share of Occidental common stock held.
In connection with the spin-off, California Resources distributed to Occidental $4.95 billion in restricted cash and $1.15 billion in unrestricted cash. The $4.95 billion distribution was used solely to pay dividends, repurchase shares of Occidental stock and repay debt within eighteen months following the distribution.
On March 24, 2016, Occidental distributed all of its remaining 71.5 million shares of common stock of California Resources to stockholders of record as of February 29, 2016 as a special stock dividend.
Sales and other operating revenues and income from discontinued operations related to California Resources were as follows:

For the years ended December 31, (in millions)	2014
Sales and other operating revenue from discontinued operations	$3,951
Income from discontinued operations before-tax	1,205
Income tax expense	440
Income from discontinued operations	$765

2016 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation and Subsidiaries
in millions, except per-share amounts

Three months ended	March 31		June 30	September 30		December 31
Segment net sales
Oil and gas	$1,275		$1,625	$1,660		$1,817
Chemical	890		908	988		970
Midstream and marketing	133		141	202		208
Eliminations	(175)		(143)	(202)		(207)
Net sales	$2,123		$2,531	$2,648		$2,788

Gross profit	$(335)		$143	$203		$345

Segment earnings
Oil and gas	$(485)	(a)	$(117)	$(51)	(a)	$17	(a)
Chemical	214	(b)	88	117		152
Midstream and marketing	(95)		(58)	(180)	(c)	(48)
	(366)		(87)	(114)		121
Unallocated corporate items
Interest expense, net	(57)		(84)	(62)		(72)
Income taxes	203		96	30		333
Other	(140)	(d)	(61)	(92)		(650)	(d)
Income (loss) from continuing operations	(360)		(136)	(238)		(268)
Discontinued operations, net	438	(e)	(3)	(3)		(4)
Net income (loss) attributable to common stock	$78		$(139)	$(241)		$(272)

Basic earnings per common share
Income (loss) from continuing operations	$(0.47)		$(0.18)	$(0.31)		$(0.35)
Discontinued operations, net	0.57		—	(0.01)		(0.01)
Basic earnings per common share	$0.10		$(0.18)	$(0.32)		$(0.36)

Diluted earnings per common share
Income (loss) from continuing operations	$(0.47)		$(0.18)	$(0.31)		$(0.35)
Discontinued operations, net	0.57		—	(0.01)		(0.01)
Diluted earnings per common share	$0.10		$(0.18)	$(0.32)		$(0.36)

Dividends per common share	$0.75		$0.75	$0.76		$0.76

Market price per common share
High	$72.19		$78.31	$78.48		$75.60
Low	$58.24		$66.94	$67.83		$64.37

(a)
Includes pre-tax asset sale gains of $48 million in the first quarter related to the sale of domestic oil and gas properties, and $59 million in the third quarter related to the sale of South Texas oil and gas properties. Includes pre-tax charges of $25 million in the first quarter, $61 million in the third quarter, $9 million in the fourth quarter and a $24 million gain in the fourth quarter related to oil and gas asset impairments, related items, and other.

(b)	Includes first quarter pre-tax asset sale gain of $57 million from the sale of the Occidental Tower building in Dallas and a $31 million gain from the sale of a non-core specialty chemicals business.

(c)	Includes third quarter pre-tax charges of $160 million related to the termination of crude oil supply contracts.

(d)	Includes first quarter pre-tax charges of $78 million and fourth quarter pre-tax charges of $541 million related to a reserve for doubtful accounts.

(e)	Includes the gains related to the Ecuador settlement.

2015 Quarterly Financial Data (Unaudited)	Occidental Petroleum Corporation and Subsidiaries
in millions, except per-share amounts

Three months ended	March 31		June 30	September 30		December 31
Segment net sales
Oil and gas	$2,009		$2,342	$2,054		$1,899
Chemical	1,000		1,030	1,008		907
Midstream and marketing	197		294	231		169
Eliminations	(117)		(197)	(177)		(169)
Net sales	$3,089		$3,469	$3,116		$2,806

Gross profit	$396		$766	$501		$126

Segment earnings
Oil and gas	$(266)	(a)	$355	$(3,128)	(a)	$(5,021)	(a)
Chemical	139		136	272	(b)	(5)	(b)
Midstream and marketing(c)	(15)		87	24		(1,290)	(d)
	(142)		578	(2,832)		(6,316)
Unallocated corporate items
Interest expense, net	(28)		(7)	(47)		(59)
Income taxes	19		(324)	445		1,190
Other	(64)		(67)	(172)	(d)	(320)	(e)
Income from continuing operations (c)	(215)		180	(2,606)		(5,505)
Discontinued operations, net	(3)		(4)	(3)		327
Net income	$(218)		$176	$(2,609)		$(5,178)

Basic earnings per common share
Income (loss) from continuing operations	$(0.28)		$0.23	$(3.41)		$(7.21)
Discontinued operations, net	—		—	(0.01)		0.43
Basic earnings per common share	$(0.28)		$0.23	$(3.42)		$(6.78)

Diluted earnings per common share
Income (loss) from continuing operations	$(0.28)		$0.23	$(3.41)		$(7.21)
Discontinued operations, net	—		—	(0.01)		0.43
Diluted earnings per common share	$(0.28)		$0.23	$(3.42)		$(6.78)

Dividends per common share	$0.72		$0.75	$0.75		$0.75

Market price per common share
High	$83.74		$82.06	$77.76		$77.37
Low	$71.70		$73.35	$63.60		$64.89

(a)	Includes pre-tax charges of $310 million in the first quarter, $3.3 billion in the third quarter and $4.9 billion related to oil and gas asset impairments and related items.

(b)	Includes third quarter pre-tax asset sale gain of $98 million related to an idled facility and the fourth quarter includes pre-tax charges of $121 million related to asset impairments.

(c)	Includes fourth quarter pre-tax charges of $1.2 billion related to asset impairments and related items.

(d)	Includes pre-tax charges of $100 million related to severance and other items.

(e)	Includes fourth quarter pre-tax charges of an other than temporary loss of $227 million for available for sale investment in California Resources stock.

Supplemental Oil and Gas Information (Unaudited)

The following tables set forth Occidental’s net interests in quantities of proved developed and undeveloped reserves of oil (including condensate), NGLs and natural gas and changes in such quantities. Proved oil, NGLs and natural gas reserves were estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices were defined by contractual arrangements. Oil, NGLs and natural gas prices used for this purpose were based on posted benchmark prices and adjusted for price differentials including gravity, quality and transportation costs. For the 2016, 2015 and 2014 disclosures, the calculated average West Texas Intermediate oil prices were $42.75, $50.28 and $94.99 per barrel, respectively. The calculated average Henry Hub natural gas prices for 2016, 2015 and 2014 were $2.55, $2.66 and $4.42 per MMBtu, respectively. Reserves are stated net of applicable royalties. Estimated reserves include Occidental's economic interests under production-sharing contracts (PSCs) and other similar economic arrangements. In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless the context requires or it is indicated otherwise.
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

Oil Reserves
in millions of barrels (MMbbl)
	United	Latin	Middle East/
	States	America	North Africa (a)	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2013	1,131	88	394	1,613
Revisions of previous estimates	(54)	6	40	(8)
Improved recovery	224	9	32	265
Extensions and discoveries	15	—	2	17
Purchases of proved reserves	33	—	—	33
Sales of proved reserves (b)	(9)	—	—	(9)
Production	(67)	(11)	(63)	(141)
Balance at December 31, 2014	1,273	92	405	1,770
Revisions of previous estimates (c)	(220)	(10)	22	(208)
Improved recovery	81	8	12	101
Extensions and discoveries	—	—	2	2
Purchases of proved reserves	—	—	—	—
Sales of proved reserves (b)	(146)	—	(51)	(197)
Production	(73)	(13)	(73)	(159)
Balance at December 31, 2015	915	77	317	1,309
Revisions of previous estimates	(90)	4	86	—
Improved recovery	114	2	9	125
Extensions and discoveries	—	—	2	2
Purchases of proved reserves	90	—	—	90
Sales of proved reserves (b)	—	—	(26)	(26)
Production	(69)	(12)	(62)	(143)
Balance at December 31, 2016	960	71	326	1,357

PROVED DEVELOPED RESERVES
December 31, 2013	822	76	281	1,179
December 31, 2014	819	86	316	1,221
December 31, 2015	673	77	278	1,028
December 31, 2016 (d)	670	69	298	1,037
PROVED UNDEVELOPED RESERVES
December 31, 2013	309	12	113	434
December 31, 2014	454	6	89	549
December 31, 2015	242	—	39	281
December 31, 2016 (e)	290	2	28	320

(a)	A majority of the proved reserve amounts relate to PSCs and other similar economic arrangements.

(b)
Sales of proved reserves in 2016 were related to the sale of Libya. Sales of proved reserves in 2015 were related to the sale of Williston and exit from Iraq. Sales of proved reserves in 2014 were related to the sale of Hugoton.

(c)	Revisions of previous estimates were primarily price and price-related.

(d)	Approximately 9 percent of the proved developed reserves at December 31, 2016 are nonproducing, primarily associated with Permian EOR.

(e)	A portion of the proved undeveloped reserves associated with Al Hosn Gas are expected to be developed beyond five years and is tied to an approved long term development project.

NGLs Reserves
in millions of barrels (MMbbl)
	United	Latin	Middle East/
	States	America	North Africa	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2013	204	—	134	338
Revisions of previous estimates	6	—	8	14
Improved recovery	37	—	—	37
Extensions and discoveries	2	—	—	2
Purchases of proved reserves	3	—	—	3
Sales of proved reserves (a)	(10)	—	—	(10)
Production	(20)	—	(2)	(22)
Balance at December 31, 2014	222	—	140	362
Revisions of previous estimates (b)	(28)	—	10	(18)
Improved recovery	12	—	1	13
Extensions and discoveries	—	—	—	—
Purchases of proved reserves	—	—	—	—
Sales of proved reserves	—	—	—	—
Production	(20)	—	(7)	(27)
Balance at December 31, 2015	186	—	144	330
Revisions of previous estimates	1	—	70	71
Improved recovery	28	—	—	28
Extensions and discoveries	—	—	—	—
Purchases of proved reserves	26	—	—	26
Sales of proved reserves	(3)	—	(2)	(5)
Production	(19)	—	(11)	(30)
Balance, December 31, 2016	219	—	201	420

PROVED DEVELOPED RESERVES
December 31, 2013	151	—	51	202
December 31, 2014	147	—	109	256
December 31, 2015	141	—	112	253
December 31, 2016 (c)	149	—	164	313
PROVED UNDEVELOPED RESERVES
December 31, 2013	53	—	83	136
December 31, 2014	75	—	31	106
December 31, 2015	45	—	32	77
December 31, 2016 (d)	70	—	37	107

(a)	Sales of proved reserves in 2014 were related to the sale of Hugoton.

(b)	Revisions of previous estimates were primarily price and price-related.

(c)	Approximately 5 percent of the proved developed reserves at December 31, 2016 are nonproducing, primarily associated with Permian EOR.

(d)	A portion of the proved undeveloped reserves associated with Al Hosn Gas are expected to be developed beyond five years and is tied to an approved long term development project.

Natural Gas Reserves
in billions of cubic feet (Bcf)
	United	Latin	Middle East/
	States	America	North Africa (a)	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance, December 31, 2013	2,012	24	2,687	4,723
Revisions of previous estimates	(111)	3	(273)	(381)
Improved recovery	284	4	25	313
Extensions and discoveries	27	—	101	128
Purchases of proved reserves	46	—	—	46
Sales of proved reserves (b)	(371)	—	—	(371)
Production	(173)	(4)	(154)	(331)
Balance at December 31, 2014	1,714	27	2,386	4,127
Revisions of previous estimates (c)	(600)	(4)	64	(540)
Improved recovery	123	—	64	187
Extensions and discoveries	—	—	17	17
Purchases of proved reserves	—	—	—	—
Sales of proved reserves (b)	(63)	—	—	(63)
Production	(155)	(4)	(201)	(360)
Balance at December 31, 2015	1,019	19	2,330	3,368
Revisions of previous estimates	(19)	(10)	554	525
Improved recovery	138	—	51	189
Extensions and discoveries	—	—	2	2
Purchases of proved reserves	128	—	—	128
Sales of proved reserves (b)	(89)	—	—	(89)
Production	(132)	(3)	(214)	(349)
Balance at December 31, 2016	1,045	6	2,723	3,774

PROVED DEVELOPED RESERVES
December 31, 2013	1,495	23	1,684	3,202
December 31, 2014	1,128	26	1,915	3,069
December 31, 2015	813	19	1,872	2,704
December 31, 2016 (d)	708	6	2,324	3,038
PROVED UNDEVELOPED RESERVES
December 31, 2013	517	1	1,003	1,521
December 31, 2014	586	1	471	1,058
December 31, 2015	206	—	458	664
December 31, 2016 (e)	337	—	399	736

(a)	Over half of proved reserve amounts relate to PSCs and other similar economic arrangements.

(b)	2016 sales of proved reserves are related to Piceance. Sales of proved reserves in 2015 were related to the sale of Williston. Sales of proved reserves in 2014 were related to the sale of Hugoton.

(c)	Revisions of previous estimates were primarily price and price-related.

(d)	Approximately 3 percent of the proved developed reserves at December 31, 2016 are nonproducing, primarily associated with the Permian.

(e)	A portion of the proved undeveloped reserves associated with Al Hosn Gas are expected to be developed beyond five years and is tied to an approved long term development project.

Total Reserves
in millions of BOE (MMBOE) (a)
	United	Latin	Middle East/
	States	America	North Africa	Total (b)
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2013	1,670	92	976	2,738
Revisions of previous estimates	(67)	6	3	(58)
Improved recovery	310	9	35	354
Extensions and discoveries	22	—	19	41
Purchases of proved reserves	43	—	—	43
Sales of proved reserves (c)	(81)	—	—	(81)
Production	(116)	(11)	(91)	(218)
Balance at December 31, 2014	1,781	96	942	2,819
Revisions of previous estimates	(348)	(10)	43	(315)
Improved recovery	113	8	23	144
Extensions and discoveries	—	—	5	5
Purchases of proved reserves	—	—	—	—
Sales of proved reserves (c)	(156)	—	(51)	(207)
Production	(119)	(14)	(113)	(246)
Balance at December 31, 2015	1,271	80	849	2,200
Revisions of previous estimates (d)	(92)	3	248	159
Improved recovery	165	2	18	185
Extensions and discoveries	—	—	2	2
Purchases of proved reserves	137	—	—	137
Sales of proved reserves (c)	(18)	—	(28)	(46)
Production	(110)	(13)	(108)	(231)
Balance at December 31, 2016	1,353	72	981	2,406

PROVED DEVELOPED RESERVES
December 31, 2013	1,222	80	613	1,915
December 31, 2014	1,154	90	744	1,988
December 31, 2015	950	80	702	1,732
December 31, 2016 (e)	937	70	849	1,856
PROVED UNDEVELOPED RESERVES
December 31, 2013	448	12	363	823
December 31, 2014	627	6	198	831
December 31, 2015	321	—	147	468
December 31, 2016 (f)	416	2	132	550

(a)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2016, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $43.32 per barrel and $2.42 per Mcf, respectively, resulting in an oil to gas ratio of 18 to 1.

(b)
Includes proved reserves related to PSCs and other similar economic arrangements of 0.5 billion BOE, 0.5 billion BOE, 0.7 billion BOE and 0.8 billion BOE, at December 31, 2016, 2015, 2014, and 2013, respectively.

(c)
2016 sales of proved reserves are related to Libya and Piceance. Sales of proved reserves in 2015 were related to the sale of Williston and exit from Iraq. Sales of proved reserves in 2014 were related to the sale of Hugoton.

(d)	Revisions are primarily positive technical revisions in Al Hosn Gas and price revisions in Oman due to the PSC impact, partially offset by negative domestic price revisions.

(e)	Approximately 7 percent of the proved developed reserves at December 31, 2016 are nonproducing, primarily associated with Permian EOR.

(f)	A portion of the proved undeveloped reserves associated with Al Hosn Gas are expected to be developed beyond five years and is tied to an approved long term development project.

,

CAPITALIZED COSTS
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
December 31, 2016
Proved properties	$32,220	$3,029	$16,792	$52,041
Unproved properties	2,548	28	54	2,630
Total capitalized costs (a)	34,768	3,057	16,846	54,671
Proved properties depreciation, depletion and amortization	(15,085)	(2,285)	(13,067)	(30,437)
Unproved properties valuation	(1,178)	(27)	—	(1,205)
Total Accumulated depreciation, depletion and amortization	(16,263)	(2,312)	(13,067)	(31,642)
Net capitalized costs	$18,505	$745	$3,779	$23,029
December 31, 2015
Proved properties	$30,200	$2,955	$19,290	$52,445
Unproved properties	1,376	27	1,077	2,480
Total capitalized costs (a)	31,576	2,982	20,367	54,925
Proved properties depreciation, depletion and amortization	(12,544)	(2,119)	(15,718)	(30,381)
Unproved properties valuation	(1,204)	(27)	(961)	(2,192)
Total Accumulated depreciation, depletion and amortization	(13,748)	(2,146)	(16,679)	(32,573)
Net capitalized costs	$17,828	$836	$3,688	$22,352
December 31, 2014
Proved properties	$33,186	$2,788	$19,545	$55,519
Unproved properties	2,389	27	1,026	3,442
Total capitalized costs (a)	35,575	2,815	20,571	58,961
Proved properties depreciation, depletion and amortization	(13,943)	(1,365)	(12,625)	(27,933)
Unproved properties valuation	(1,301)	(27)	—	(1,328)
Total Accumulated depreciation, depletion and amortization	(15,244)	(1,392)	(12,625)	(29,261)
Net capitalized costs	$20,331	$1,423	$7,946	$29,700

(a)	Includes acquisition costs, development costs, capitalized interest and asset retirement obligations.

COSTS INCURRED
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2016
Property acquisition costs
Proved properties	$797	$—	$367	$1,164
Unproved properties	1,265	—	—	1,265
Exploration costs	13	6	52	71
Development costs	1,417	75	670	2,162
Costs incurred	$3,492	$81	$1,089	$4,662
FOR THE YEAR ENDED DECEMBER 31, 2015
Property acquisition costs
Proved properties	$37	$—	$47	$84
Unproved properties	25	—	—	25
Exploration costs	74	2	66	142
Development costs	2,880	170	1,461	4,511
Costs incurred	$3,016	$172	$1,574	$4,762
FOR THE YEAR ENDED DECEMBER 31, 2014
Property acquisition costs
Proved properties	$771	$—	$—	$771
Unproved properties	842	—	—	842
Exploration costs	379	4	180	563
Development costs	3,665	305	2,138	6,108
Costs incurred	$5,657	$309	$2,318	$8,284

RESULTS OF OPERATIONS

Occidental’s oil and gas producing activities for continuing operations, which exclude items such as asset dispositions, corporate overhead, interest and royalties, were as follows:

	United	Latin	Middle East/
in millions	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2016
Revenues (a)	$3,135	$476	$2,766	$6,377
Production costs (b)	1,335	170	982	2,487
Other operating expenses	426	36	218	680
Depreciation, depletion and amortization	2,793	156	626	3,575
Taxes other than on income	240	10	—	250
Exploration expenses	8	5	49	62
Pretax income (loss) before impairments and related items	(1,667)	99	891	(677)
Asset impairments and related items	1	9	61	71
Pretax income (loss)	(1,668)	90	830	(748)
Income tax expense (benefit) (c)	(784)	65	336	(383)
Results of operations	$(884)	$25	$494	$(365)
FOR THE YEAR ENDED DECEMBER 31, 2015
Revenues (a)	$3,809	$589	$3,906	$8,304
Production costs (b)	1,571	160	1,113	2,844
Other operating expenses	511	29	238	778
Depreciation, depletion and amortization	2,109	196	1,581	3,886
Taxes other than on income	307	16	—	323
Exploration expenses	18	2	16	36
Pretax income (loss) before impairments and related items	(707)	186	958	437
Asset impairments and related items	3,447	559	4,491	8,497
Pretax income (loss)	(4,154)	(373)	(3,533)	(8,060)
Income tax expense (benefit) (c)	(1,606)	(61)	787	(880)
Results of operations	$(2,548)	$(312)	$(4,320)	$(7,180)
FOR THE YEAR ENDED DECEMBER 31, 2014
Revenues (a)	$6,773	$977	$6,160	$13,910
Production costs (b)	1,683	185	1,076	2,944
Other operating expenses	588	(2)	266	852
Depreciation, depletion and amortization	2,114	161	1,426	3,701
Taxes other than on income	519	15	—	534
Exploration expenses	70	4	76	150
Pretax income before impairments and related items	1,799	614	3,316	5,729
Asset impairments and related items	4,766	57	1,009	5,832
Pretax income (loss)	(2,967)	557	2,307	(103)
Income tax expense (benefit) (c)	(1,182)	223	1,730	771
Results of operations	$(1,785)	$334	$577	$(874)

(a)	Revenues are net of royalty payments.

(b)
Production costs are the costs incurred in lifting the oil and gas to the surface and include gathering, primary processing and field storage, but do not include DD&A, royalties, income taxes, interest, general and administrative and other expenses.

(c)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

RESULTS PER UNIT OF PRODUCTION FOR CONTINUING OPERATIONS

	United	Latin	Middle East/
$/BOE (a)	States	America	North Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2016
Revenues (b)	$28.36	$36.87	$25.67	$27.59
Production costs	12.07	13.16	9.12	10.76
Other operating expenses	3.86	2.76	2.02	2.94
Depreciation, depletion and amortization	25.27	12.12	5.81	15.46
Taxes other than on income	2.17	0.77	—	1.08
Exploration expenses	0.07	0.39	0.45	0.27
Pretax income (loss) before impairments and related items	(15.08)	7.67	8.27	(2.92)
Asset impairments and related items	0.01	0.70	0.57	0.31
Pretax income (loss)	(15.09)	6.97	7.70	(3.23)
Income tax expense (benefit) (c)	(7.09)	5.03	3.12	(1.66)
Results of operations	$(8.00)	$1.94	$4.58	$(1.57)
FOR THE YEAR ENDED DECEMBER 31, 2015
Revenues (b)	$31.84	$43.83	$34.64	$33.78
Production costs	13.13	11.93	9.87	11.57
Other operating expenses	4.27	2.18	2.11	3.15
Depreciation, depletion and amortization	17.63	14.54	14.02	15.81
Taxes other than on income	2.57	1.19	—	1.32
Exploration expenses	0.15	0.15	0.14	0.15
Pretax income (loss) before impairments and related items	(5.91)	13.84	8.50	1.78
Asset impairments and related items	28.81	41.60	39.82	34.56
Pretax income (loss)	(34.72)	(27.76)	(31.32)	(32.78)
Income tax expense (benefit) (c)	(13.42)	(4.54)	6.98	(3.58)
Results of operations	$(21.30)	$(23.22)	$(38.30)	$(29.20)
FOR THE YEAR ENDED DECEMBER 31, 2014
Revenues (b)	$58.50	$85.81	$67.74	$63.78
Production costs	14.54	16.25	11.83	13.50
Other operating expenses	5.08	(0.18)	2.93	3.91
Depreciation, depletion and amortization	18.26	14.14	15.68	16.97
Taxes other than on income	4.48	1.32	—	2.45
Exploration expenses	0.60	0.35	0.84	0.69
Pretax income before impairments and related items	15.54	53.93	36.46	26.26
Asset impairments and related items	41.17	5.01	11.10	26.74
Pretax income (loss)	(25.63)	48.92	25.36	(0.48)
Income tax expense (benefit) (c)	(10.21)	19.59	19.02	3.54
Results of operations	$(15.42)	$29.33	$6.34	$(4.02)

(a)
Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six thousand cubic feet (Mcf) of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2016, the average prices of West Texas Intermediate (WTI) oil and New York Mercantile Exchange (NYMEX) natural gas were $43.32 per barrel and $2.42 per Mcf, respectively, resulting in an oil to gas ratio of 18 to 1.

(b)	Revenues are net of royalty payments.

(c)	United States federal income taxes reflect certain expenses related to oil and gas activities allocated for United States income tax purposes only, including allocated interest and corporate overhead.

STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
For purposes of the following disclosures, future cash flows were computed by applying to Occidental's proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the years ended December 31, 2016, 2015 and 2014, respectively, unless prices were defined by contractual arrangements, and exclude escalations based upon future conditions. The realized prices used to calculate future cash flows vary by producing area and market conditions. Future operating and capital costs were forecast using the current cost environment applied to expectations of future operating and development activities to develop and produce proved reserves at year end. Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10 percent discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2016, 2015 and 2014. Such assumptions, which are required by regulation, have not always proven accurate in the past. Other valid assumptions would give rise to substantially different results.

Standardized Measure of Discounted Future Net Cash Flows
in millions
	United	Latin	Middle East/
	States	America	North Africa	Total
AT DECEMBER 31, 2016
Future cash inflows	$42,289	$2,551	$21,079	$65,919
Future costs
Production costs and other operating expenses	(23,574)	(1,418)	(8,101)	(33,093)
Development costs (a)	(7,204)	(134)	(1,900)	(9,238)
Future income tax expense	—	(244)	(2,349)	(2,593)
Future net cash flows	11,511	755	8,729	20,995
Ten percent discount factor	(6,676)	(202)	(4,404)	(11,282)
Standardized measure of discounted future net cash flows	$4,835	$553	$4,325	$9,713
AT DECEMBER 31, 2015
Future cash inflows	$47,290	$3,416	$22,994	$73,700
Future costs
Production costs and other operating expenses	(25,386)	(1,852)	(9,041)	(36,279)
Development costs (a)	(7,245)	(178)	(2,672)	(10,095)
Future income tax expense	(759)	(392)	(4,045)	(5,196)
Future net cash flows	13,900	994	7,236	22,130
Ten percent discount factor	(7,446)	(293)	(2,996)	(10,735)
Standardized measure of discounted future net cash flows	$6,454	$701	$4,240	$11,395
AT DECEMBER 31, 2014
Future cash inflows	$122,377	$8,325	$48,684	$179,386
Future costs
Production costs and other operating expenses	(48,436)	(3,422)	(13,020)	(64,878)
Development costs (a)	(16,618)	(397)	(7,245)	(24,260)
Future income tax expense	(15,939)	(1,322)	(11,211)	(28,472)
Future net cash flows	41,384	3,184	17,208	61,776
Ten percent discount factor	(23,722)	(1,219)	(6,686)	(31,627)
Standardized measure of discounted future net cash flows	$17,662	$1,965	$10,522	$30,149

(a)	Includes asset retirement costs.

Changes in the Standardized Measure of Discounted Future
Net Cash Flows From Proved Reserve Quantities
in millions
For the years ended December 31,	2016	2015	2014
Beginning of year	$11,395	$30,149	$30,412
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(3,830)	(4,952)	(11,016)
Net change in prices received per barrel, net of production costs and other operating expenses	(3,714)	(36,081)	(3,641)
Extensions, discoveries and improved recovery, net of future production and development costs	811	854	4,754
Change in estimated future development costs	(227)	3,091	(3,375)
Revisions of quantity estimates	868	(1,782)	190
Previously estimated development costs incurred during the period	1,662	3,327	4,676
Accretion of discount	1,034	3,220	3,456
Net change in income taxes	1,367	13,046	3,673
Purchases and sales of reserves in place, net	178	(2,334)	45
Changes in production rates and other	169	2,857	975
Net change	(1,682)	(18,754)	(263)
End of year	$9,713	$11,395	$30,149

Average Sales Prices
The following table sets forth, for each of the three years in the period ended December 31, 2016, Occidental’s approximate average sales prices in continuing operations.

			United	Latin	Middle East/
			States	America	North Africa	Total
2016
Oil	—	Average sales price ($/bbl)	$39.38	$37.48	$38.25	$38.73
NGLs	—	Average sales price ($/bbl)	$14.72	$—	$15.01	$14.82
Gas	—	Average sales price ($/mcf)	$1.90	$3.78	$1.27	$1.53
2015
Oil	—	Average sales price ($/bbl)	$45.04	$44.49	$49.65	$47.10
NGLs	—	Average sales price ($/bbl)	$15.35	$—	$17.88	$15.96
Gas	—	Average sales price ($/mcf)	$2.15	$5.20	$0.91	$1.49
2014
Oil	—	Average sales price ($/bbl)	$84.73	$88.00	$96.34	$90.13
NGLs	—	Average sales price ($/bbl)	$37.79	$—	$30.98	$37.01
Gas	—	Average sales price ($/mcf)	$3.97	$8.94	$0.77	$2.55

Net Productive and Dry — Exploratory and Development Wells Completed
The following table sets forth, for each of the three years in the period ended December 31, 2016, Occidental’s net productive and dry–exploratory and development wells completed.

			United	Latin	Middle East/
			States	America	North Africa	Total
2016
Oil	—	Exploratory	—	—	2	2
		Development	166	12	157	335
Gas	—	Exploratory	—	—	—	—
		Development	—	—	10	10
Dry	—	Exploratory	—	—	6	6
		Development	—	—	—	—
2015
Oil	—	Exploratory	17	—	1	18
		Development	387	24	217	628
Gas	—	Exploratory	—	—	2	2
		Development	4	1	12	17
Dry	—	Exploratory	—	—	4	4
		Development	—	1	1	2
2014
Oil	—	Exploratory	25	—	5	30
		Development	419	52	253	724
Gas	—	Exploratory	2	—	2	4
		Development	33	1	13	47
Dry	—	Exploratory	—	1	3	4
		Development	—	1	—	1
Productive Oil and Gas Wells
The following table sets forth, as of December 31, 2016, Occidental’s productive oil and gas wells (both producing and capable of production).

Wells at December 31, 2016 (a)			United States		Latin America		Middle East		Total
Oil	—	Gross (b)	16,501	(841)	1,493	—	2,209	(28)	20,203	(869)
		Net (c)	14,350	(773)	748	—	1,198	(15)	16,296	(788)
Gas	—	Gross (b)	4,083	(319)	34	—	117	—	4,234	(319)
		Net (c)	3,608	(298)	31	—	61	—	3,700	(298)

(a)	The numbers in parentheses indicate the number of wells with multiple completions.

(b)	The total number of wells in which interests are owned.

(c)	The sum of fractional interests.

Participation in Exploratory and Development Wells Being Drilled
The following table sets forth, as of December 31, 2016, Occidental’s participation in exploratory and development wells being drilled.

Wells at December 31, 2016		United States	Latin America	Middle East	Total
Exploratory and development wells
—	Gross	34	5	26	65
—	Net	32	4	16	52

At December 31, 2016, Occidental was participating in 109 pressure-maintenance projects, mostly waterfloods, in the United States, 13 in Latin America and 30 in the Middle East.

Oil and Gas Acreage
The following table sets forth, as of December 31, 2016, Occidental’s holdings of developed and undeveloped oil and gas acreage.

Thousands of acres at		United	Latin	Middle
December 31, 2016		States	America	East	Total
Developed (a)
—	Gross (b)	6,437	130	636	7,203
—	Net (c)	2,949	88	246	3,283
Undeveloped (d)
—	Gross (b)	1,597	269	1,802	3,668
—	Net (c)	494	213	1,105	1,812

(a)	Acres spaced or assigned to productive wells.

(b)	Total acres in which interests are held.

(c)	Sum of the fractional interests owned based on working interests, or interests under PSCs and other economic arrangements.

(d)	Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.

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

Oil, NGLs and Natural Gas Production and Sales Volumes Per Day
The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for each of the three years in the period ended December 31, 2016. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers.

Production per Day (MBOE)	2016	2015	2014
United States
Permian Resources	124	110	75
Permian EOR	145	145	147
South Texas and Other	33	73	96
Total	302	328	318
Latin America	34	37	29
Middle East/North Africa
Al Hosn	64	35	—
Dolphin	43	41	38
Oman	96	89	76
Qatar	65	66	69
Other	26	72	67
Total	294	303	250
Total Production (MBOE) (a)	630	668	597
(See footnote following the Sales Volumes from Ongoing Operations table)

Production per Day from Ongoing Operations (MBOE)	2016	2015	2014
United States
Permian Resources	124	110	75
Permian EOR	145	145	147
South Texas and Other	31	42	52
Total	300	297	274
Latin America	34	37	29
Middle East
Al Hosn	64	35	—
Dolphin	43	41	38
Oman	96	89	76
Qatar	65	66	69
Total	268	231	183
Total Production Ongoing Operations (MBOE) (a)	602	565	486
Sold domestic operations	2	31	44
Sold or Exited MENA operations	26	72	67
Total Production (MBOE) (a)	630	668	597
(See footnote following the Sales Volumes from Ongoing Operations table)

Production per Day by Products	2016	2015	2014
United States
Oil (MBBL)
Permian Resources	77	71	43
Permian EOR	108	110	111
South Texas and Other	4	21	29
Total	189	202	183
NGLs (MBBL)
Permian Resources	21	16	12
Permian EOR	27	29	30
South Texas and Other	5	10	13
Total	53	55	55
Natural gas (MMCF)
Permian Resources	158	137	120
Permian EOR	59	37	38
South Texas and Other	144	250	318
Total	361	424	476
Latin America
Oil (MBBL) – Colombia	33	35	27
Natural gas (MMCF) – Bolivia	8	10	11
Middle East/North Africa
Oil (MBBL)
Al Hosn	12	7	—
Dolphin	7	7	7
Oman	77	82	69
Qatar	65	66	69
Other	7	32	28
Total	168	194	173
NGLs (MBBL)
Al Hosn	20	10	—
Dolphin	8	8	7
Total	28	18	7
Natural gas (MMCF)
Al Hosn	190	109	—
Dolphin	166	158	143
Oman	115	44	43
Other	114	237	236
Total	585	548	422
Total Production (MBOE) (a)	630	668	597
(See footnote following the Sales Volumes from Ongoing Operations table)

Production per Day by Products from Ongoing Operations	2016	2015	2014
United States
Oil (MBBL)
Permian Resources	77	71	43
Permian EOR	108	110	111
South Texas and Other	4	6	7
Total	189	187	161
NGLs (MBBL)
Permian Resources	21	16	12
Permian EOR	27	29	30
South Texas and Other	5	7	9
Total	53	52	51
Natural gas (MMCF)
Permian Resources	158	137	120
Permian EOR	59	37	38
South Texas and Other	133	173	210
Total	350	347	368
Latin America
Oil (MBBL) – Colombia	33	35	27
Natural gas (MMCF) – Bolivia	8	10	11
Middle East
Oil (MBBL)
Al Hosn	12	7	—
Dolphin	7	7	7
Oman	77	82	69
Qatar	65	66	69
Total	161	162	145
NGLs (MBBL)
Al Hosn	20	10	—
Dolphin	8	8	7
Total	28	18	7
Natural gas (MMCF)
Al Hosn	190	109	—
Dolphin	166	158	143
Oman	115	44	43
Total	471	311	186
Total Production Ongoing Operations (MBOE) (a)	602	565	486
Sold domestic operations	2	31	44
Sold or Exited MENA operations	26	72	67
Total Production (MBOE) (a)	630	668	597
(See footnote following the Sales Volumes from Ongoing Operations table)

Sales Volumes per Day by Products	2016	2015	2014
United States
Oil (MBBL)	189	202	183
NGLs (MBBL)	53	55	55
Natural gas (MMCF)	361	424	476
Latin America
Oil (MBBL) – Colombia	34	35	29
Natural gas (MMCF) – Bolivia	8	10	11
Middle East/North Africa
Oil (MBBL)
Al Hosn	12	7	—
Dolphin	7	8	7
Oman	77	82	69
Qatar	66	67	69
Other	7	36	27
Total	169	200	172
NGLs (MBBL)
Al Hosn	20	10	—
Dolphin	8	8	7
Total	28	18	7
Natural gas (MMCF)	585	548	422
Total Sales Volumes (MBOE) (a)	632	674	598
(See footnote following the Sales Volumes from Ongoing Operations table)

Sales Volumes per Day by Products from Ongoing Operations	2016	2015	2014
United States
Oil (MBBL)	189	187	161
NGLs (MBBL)	53	52	51
Natural gas (MMCF)	350	347	368
Latin America
Oil (MBBL) – Colombia	34	35	29
Natural gas (MMCF) – Bolivia	8	10	11
Middle East
Oil (MBBL)
Al Hosn	12	7	—
Dolphin	7	8	7
Oman	77	82	69
Qatar	66	67	69
Total	162	164	145
NGLs (MBBL)
Al Hosn	20	10	—
Dolphin	8	8	7
Total	28	18	7
Natural gas (MMCF)	471	311	186
Total Sales Ongoing Operations (MBOE) (a)	604	567	488
Sold domestic operations	2	31	44
Sold or Exited MENA operations	26	76	66
Total Sales Volumes (MBOE) (a)	632	674	598

(a)
Natural gas volumes have been converted to BOE based on energy content of six Mcf of gas to one barrel of oil.  Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in 2016, the average prices of WTI oil and NYMEX natural gas were $43.32 per barrel and $2.42, respectively, resulting in an oil to gas ratio of 18 to 1.

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation and Subsidiaries
in millions

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2016
Allowance for doubtful accounts	$20	$543	$(3)	$(2)	$558	(b)

Environmental, litigation, tax and other reserves	$479	$61	$531	$(74)	$997	(c)
2015
Allowance for doubtful accounts	$19	$9	$(3)	$(5)	$20	(b)

Environmental, litigation, tax and other reserves	$672	$119	$2	$(314)	$479	(c)
2014
Allowance for doubtful accounts	$17	$4	$(2)	$—	$19	(b)

Environmental, litigation, tax and other reserves	$496	$80	$183	$(87)	$672	(c)
Note:  The amounts presented represent continuing operations.

(a)	Primarily represents payments.

(b)	Of these amounts, $17 million, $20 million and $19 million in 2016, 2015 and 2014, respectively, are classified as current.

(c)	Of these amounts, $197 million, $98 million and $287 million in 2016, 2015 and 2014, respectively, are classified as current.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Occidental had no changes in, and no disagreements with, Occidental's accountants on accounting and financial disclosure.

ITEM 9A	CONTROLS AND PROCEDURES
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
Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2016, based on the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2016, Occidental’s system of internal control over financial reporting is effective.
Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES
Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of December 31, 2016.
There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting. The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth in Item 8.

ITEM 9B	OTHER INFORMATION
None.

Part III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Occidental has adopted a Code of Business Conduct (Code). The Code applies to the President and Chief Executive Officer; Senior Vice President and Chief Financial Officer; Vice President, Principal Accounting Officer and Controller; and persons performing similar functions (Key Personnel). The Code also applies to Occidental's directors, its employees and the employees of entities it controls. The Code is posted at www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website.
The list of Occidental's executive officers and related information under "Executive Officers" set forth in Part I of this report is incorporated by reference herein. The information required by this Item 10 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 12, 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

ITEM 11	EXECUTIVE COMPENSATION
The information under the caption "Compensation Discussion and Analysis - Compensation Committee Report" shall not be deemed to be "soliciting material," or to be "filed" with the SEC, or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933. The information required by this Item 11 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 12, 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 12, 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 12, 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from Occidental’s definitive Proxy Statement, relating to its May 12, 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2016.

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

All of the Exhibits numbered 10.1 to 10.55 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.

10.1	Occidental Petroleum Corporation Savings Plan, Amended and Restated as of January 1, 2016.
10.2	Occidental Petroleum Corporation Modified Deferred Compensation Plan, Amended and Restated as of January 1, 2017.
10.3	Occidental Petroleum Corporation Supplemental Retirement Plan II, Amended and Restated as of January 1, 2017.
10.4	Occidental Petroleum Corporation Executive Incentive Compensation Plan, Amended and Restated as of January 1, 2016.
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

10.7*	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).
10.8*
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

10.10*	Retention Payment and Separation Benefits Attachment (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2012, File No. 1-9210).
10.11*
First Amendment to the Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2016, File No. 1-9210).

10.12*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.13*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.14*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.15*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).

10.16*
Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).

10.17*	Letter Agreement relating to Dividend Reinvestments with CEO (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).
10.18*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan, as amended through October 13, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.19*
Amended and Restated Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).

10.20*
Form of Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective as of December 31, 2006, Amended and Restated effective as of November 1, 2008 and Restated as of October 31, 2016 solely to incorporate all interim amendments) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2016, File No. 1-9210).

10.21*	Sign-on agreement with General Counsel (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).
10.22*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.23*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).

____________________________
* Incorporated herein by reference

10.24*
Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.37 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2013, File No. 1-9210).

10.25*
Form of Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008 and Restated as of October 31, 2016 solely to incorporate all interim amendments) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2016, File No. 1-9210).

10.26*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.27*
Form of Restricted Stock Unit Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.28*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2012, File No. 1-9210).

10.29*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 10, 2013 (date of earliest event reported), filed July 16, 2013, File No. 1-9210).

10.30*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-Based and Equity-Settled Award) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.31*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (Performance-Based) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.32*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Capital Employed Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.33*
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

10.35*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (MENA) (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.36*	Occidental Petroleum Corporation Acknowledgment Letter dated April 29, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).
10.37*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).

10.38*
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

10.41*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (MENA) (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).

10.42*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, File No. 1-9210).

10.43*
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

10.45*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.46*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Performance Retention Incentive Award (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.47*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (MENA) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.48*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (Total) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.49*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Capital Employed Incentive Award (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

____________________________
* Incorporated herein by reference

10.50*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Total Shareholder Return Incentive Award (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.51*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Return on Capital Employed Incentive Award for Stephen I. Chazen (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.52*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Performance Retention Incentive Award for Stephen I. Chazen (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.53*
Separation Agreement by and between Occidental Petroleum Corporation and W.C.W (Willie) Chiang, dated June 10, 2015 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.54*
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.55*
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.56*
Tax Sharing Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.57*
Employee Matters Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.58*
Transition Services Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.59*
Area of Mutual Interest Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.60*
Confidentiality and Trade Secret Protection Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.61*
Intellectual Property License Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.7 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2016.
21	List of subsidiaries of Occidental at December 31, 2016.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts as of December 31, 2016.

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

OCCIDENTAL PETROLEUM CORPORATION

By:	/s/ Vicki Hollub
Vicki Hollub
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Vicki Hollub	President, Chief Executive Officer	February 23, 2017
Vicki Hollub	and Director

/s/ Christopher G. Stavros	Senior Vice President and	February 23, 2017
Christopher G. Stavros	Chief Financial Officer

/s/ Jennifer M. Kirk	Vice President, Controller	February 23, 2017
Jennifer M. Kirk	and Principal Accounting Officer

/s/ Spencer Abraham	Director	February 23, 2017
Spencer Abraham

/s/ Howard I. Atkins	Director	February 23, 2017
Howard I. Atkins

/s/ Eugene L. Batchelder	Chairman of the Board of Directors	February 23, 2017
Eugene L. Batchelder

/s/ Stephen I. Chazen	Director	February 23, 2017
Stephen I. Chazen

/s/ John E. Feick	Director	February 23, 2017
John E. Feick

/s/ Margaret M. Foran	Director	February 23, 2017
Margaret M. Foran

/s/ Carlos M. Gutierrez	Director	February 23, 2017
Carlos M. Gutierrez

	Title	Date

/s/ William R. Klesse	Director	February 23, 2017
William R. Klesse

/s/ Jack B. Moore	Director	February 23, 2017
Jack B. Moore

/s/ Avedick B. Poladian	Director	February 23, 2017
Avedick B. Poladian

/s/ Elisse B. Walter	Director	February 23, 2017
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

All of the Exhibits numbered 10.1 to 10.55 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.

10.1	Occidental Petroleum Corporation Savings Plan, Amended and Restated as of January 1, 2016.
10.2	Occidental Petroleum Corporation Modified Deferred Compensation Plan, Amended and Restated as of January 1, 2017.
10.3	Occidental Petroleum Corporation Supplemental Retirement Plan II, Amended and Restated as of January 1, 2017.
10.4	Occidental Petroleum Corporation Executive Incentive Compensation Plan, Amended and Restated as of January 1, 2016.
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

10.7*	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental, File No. 333-203801).
10.8*
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

10.10*	Retention Payment and Separation Benefits Attachment (filed as Exhibit 10.6 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2012, File No. 1-9210).
10.11*
First Amendment to the Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2016, File No. 1-9210).

10.12*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.13*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.14*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.15*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).

10.16*
Occidental Petroleum Corporation 2001 Incentive Compensation Plan (as amended through September 12, 2002) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2002, File No. 1-9210).

10.17*	Letter Agreement relating to Dividend Reinvestments with CEO (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).
10.18*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan, as amended through October 13, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated October 13, 2010 (date of earliest event reported), filed October 14, 2010, File No. 1-9210).

10.19*
Amended and Restated Occidental Petroleum Corporation Executive Incentive Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).

10.20*
Form of Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective as of December 31, 2006, Amended and Restated effective as of November 1, 2008 and Restated as of October 31, 2016 solely to incorporate all interim amendments) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2016, File No. 1-9210).

10.21*	Sign-on agreement with General Counsel (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).
10.22*	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.23*	Description of group excess liability insurance program (filed as Exhibit 10.51 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).

10.24*
Description of Automatic Grant of Directors’ Restricted Stock Awards Pursuant to the Terms of the Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.37 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2013, File No. 1-9210).

10.25*
Form of Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005, Amended and Restated as of November 1, 2008 and Restated as of October 31, 2016 solely to incorporate all interim amendments) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2016, File No. 1-9210).

10.26*
Form of Restricted Stock Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.27*
Form of Restricted Stock Unit Award for Non-Employee Directors under Occidental Petroleum Corporation 2005 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended March 31, 2012, File No. 1-9210).

10.28*
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2012, File No. 1-9210).

10.29*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 10, 2013 (date of earliest event reported), filed July 16, 2013, File No. 1-9210).

10.30*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Total Shareholder Return Incentive Award Terms and Conditions (Equity-Based and Equity-Settled Award) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.31*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (Performance-Based) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.32*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Return on Capital Employed Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.33*
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

10.35*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Equity-Based, Equity-Settled Award) (MENA) (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated July 22, 2013 (date of earliest event reported), filed July 26, 2013, File No. 1-9210).

10.36*	Occidental Petroleum Corporation Acknowledgment Letter dated April 29, 2013 (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).
10.37*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).

10.38*
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

10.41*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Occidental Oil and Gas Corporation Return on Assets Incentive Award Terms and Conditions (Cash-Based, Cash-Settled Award) (MENA) (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, File No. 1-9210).

10.42*
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, File No. 1-9210).

10.43*
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

10.45*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.46*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Performance Retention Incentive Award (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.47*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (MENA) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.48*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Assets Incentive Award (Total) (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.49*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Return on Capital Employed Incentive Award (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.50*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Total Shareholder Return Incentive Award (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.51*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Return on Capital Employed Incentive Award for Stephen I. Chazen (filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.52*
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Performance Retention Incentive Award for Stephen I. Chazen (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.53*
Separation Agreement by and between Occidental Petroleum Corporation and W.C.W (Willie) Chiang, dated June 10, 2015 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.54*
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.55*
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the fiscal quarter ended June 30, 2015, File No. 1-9210).

10.56*
Tax Sharing Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.57*
Employee Matters Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.58*
Transition Services Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.4 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.59*
Area of Mutual Interest Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.5 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.60*
Confidentiality and Trade Secret Protection Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.6 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

10.61*
Intellectual Property License Agreement by and between Occidental Petroleum Corporation and California Resources Corporation, dated November 25, 2014 (filed as Exhibit 10.7 to the Current Report on Form 8-K of Occidental dated November 25, 2014 (date of earliest event reported), filed December 1, 2014, File No. 1-9210).

12	Statement regarding computation of total enterprise ratios of earnings to fixed charges for each of the five years in the period ended December 31, 2016.
21	List of subsidiaries of Occidental at December 31, 2016.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts as of December 31, 2016.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

____________________________
* Incorporated herein by reference