Form 10-Q
period 2017-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2017-05-04
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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

5 Greenway Plaza, Suite 110 Houston, Texas 77046 (Address of principal executive offices) (Zip Code)

(713) 215-7000
(Registrant’s telephone number, including area code)
______________________________________________________________________

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
☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. (See definition of "accelerated filer", "large accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer        ☑    Accelerated Filer        ☐    Non-Accelerated Filer     ☐
Smaller Reporting Company    ☐    Emerging Growth Company    ☐

If an Emerging Growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common stock $.20 par value	764,581,720

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016
(Amounts in millions)

	2017	2016

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,494	$2,233

Trade receivables, net	4,316	3,989

Inventories	1,005	866

Assets held for sale	162	—

Other current assets	1,261	1,340

Total current assets	8,238	8,428

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,436	1,401

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $37,607 at March 31, 2017, and $38,956 at December 31, 2016	32,005	32,337

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	786	943

TOTAL ASSETS	$42,465	$43,109

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016
(Amounts in millions except share amounts)

	2017	2016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$500	$—
Accounts payable	4,071	3,926
Accrued liabilities	2,155	2,436
Liabilities of assets held for sale	126	—
Total current liabilities	6,852	6,362

LONG-TERM DEBT, NET	9,322	9,819

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	1,031	1,132
Other	4,181	4,299
	5,212	5,431
STOCKHOLDERS' EQUITY
Common stock, at par value (892,559,026 shares at March 31, 2017 and 892,214,604 shares at December 31, 2016)	179	178
Treasury stock (127,977,306 shares at March 31, 2017, and December 31, 2016)	(9,143)	(9,143)
Additional paid-in capital	7,783	7,747
Retained earnings	22,513	22,981
Accumulated other comprehensive loss	(253)	(266)
Total stockholders’ equity	21,079	21,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,465	$43,109

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Amounts in millions, except per-share amounts)

	2017	2016

REVENUES AND OTHER INCOME
Net sales	$2,957	$2,123
Interest, dividends and other income	21	20
Gain on disposal of assets, net	—	138
	2,978	2,281
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,426	1,281
Selling, general and administrative and other operating expenses	272	272
Taxes other than on income	68	75
Depreciation, depletion and amortization	942	1,102
Asset impairments and related items	13	78
Exploration expense	11	9
Interest and debt expense, net	81	60
	2,813	2,877

Income (loss) before income taxes and other items	165	(596)
(Provision) benefit for domestic and foreign income taxes	(78)	203
Income from equity investments	30	33
Income (loss) from continuing operations	117	(360)
Discontinued operations, net	—	438
NET INCOME	$117	$78

BASIC EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$0.15	$(0.47)
Discontinued operations, net	—	0.57
BASIC EARNINGS PER COMMON SHARE	$0.15	$0.10

DILUTED EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$0.15	$(0.47)
Discontinued operations, net	—	0.57
DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.10

DIVIDENDS PER COMMON SHARE	$0.76	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Amounts in millions)

	2017	2016

Net income	$117	$78
Other comprehensive income (loss) items:
Foreign currency translation gains	1	1
Unrealized gains (losses) on derivatives (a)	5	(10)
Pension and postretirement gains (b)	9	5
Reclassification to income of realized (gains) losses on derivatives(c)	(2)	7
Other comprehensive income, net of tax	13	3
Comprehensive income	$130	$81

(a)	Net of tax of $(3) and $6 for the three months ended March 31, 2017, and 2016, respectively.

(b)	Net of tax of $(5) and $(3) for the three months ended March 31, 2017, and 2016, respectively.

(c)	Net of tax of $1 and $(4) for the three months ended March 31, 2017, and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Amounts in millions)

	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$117	$78
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	—	(438)
Depreciation, depletion and amortization of assets	942	1,102
Deferred income tax (benefit) provision	(108)	77
Other noncash charges to income	85	63
Asset impairments and related items	13	78
Gain on sale of assets, net	—	(138)
Changes in operating assets and liabilities, net	(389)	(316)
Other operating, net	(8)	(367)
Operating cash flow from continuing operations	652	139
Operating cash flow from discontinued operations	—	550
Net cash provided by operating activities	652	689

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(722)	(646)
Change in capital accrual	(41)	(208)
Proceeds from sale of assets and equity investments, net	—	285
Payments for purchases of assets and businesses	(19)	(24)
Other investing, net	(37)	(44)
Net cash used by investing activities	(819)	(637)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	—	1,193
Payment of long-term debt, net	—	(700)
Proceeds from issuance of common stock	12	11
Purchases of treasury stock	—	(7)
Cash dividends paid	(584)	(574)
Net cash used by financing activities	(572)	(77)

Decrease in cash and cash equivalents	(739)	(25)
Cash and cash equivalents — beginning of period	2,233	3,201
Cash and cash equivalents — end of period	$1,494	$3,176

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

1. General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental has made its disclosures in accordance with United States generally accepted accounting principles (GAAP) as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2017, and the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2017, and 2016, as applicable. The income and cash flows for the periods ended March 31, 2017, and 2016, are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

In February 2017, Occidental entered into a sales agreement to sell its South Texas operations for approximately $0.6 billion. The transaction closed in April 2017, and is subject to customary price adjustments. The assets and liabilities related to these operations were presented as held for sale at March 31, 2017, and primarily included property, plant and equipment and asset retirement obligations.

3. Accounting and Disclosure Changes

In March 2017, the Financial Accounting Standards Board (FASB) issued guidance related to presentation of net periodic pension cost and net periodic postretirement benefit cost. The rules become effective for annual periods beginning after December 15, 2017. These rules are not expected to have a material impact to Occidental's financial statements upon adoption.

In March, April, and May of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard, previously issued in May 2014. The guidance is effective for interim and annual reporting periods starting January 1, 2018. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Occidental will not early adopt the standard, and plans to use a modified retrospective approach upon adoption, with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. Occidental has compiled an inventory of all revenue contracts across all segments. A portion of contracts from all significant revenue streams have been reviewed in detail against the requirements of the new standard to identify: whether such contracts are in the scope of the new standard; whether there will be material changes in the timing or amount of revenue recognized; and whether Occidental has processes and controls in place to assemble any additional required disclosures. Occidental is continuing to evaluate the impact the standard is expected to have on its consolidated financial statements.

In February 2016, the FASB issued rules which require Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset and lease liability for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments and corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement and presentation of expenses and cash flows by a lessee. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Occidental is the lessee under various agreements for real estate, equipment, plants and facilities, aircraft, and vehicles that are currently accounted for as operating leases, refer to Note 6, Lease Commitments in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2016. As a result, these new rules will increase reported assets and liabilities. Occidental will not early adopt this standard. Occidental will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019, using a modified retrospective approach, including several optional practical expedients related to leases commenced before the effective date. Occidental is currently evaluating the effect of these rules on its financial statements, and reviewing software solutions for the identification and tracking of leases in order to develop an adoption plan based on Occidental's population of leases under the revised definition of leases. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

4. Supplemental Cash Flow Information

Occidental paid foreign income taxes and United States state taxes of $174 million and $102 million during the three months ended March 31, 2017, and 2016, respectively. No federal income tax payments were made during the three months ended March 31, 2017, and 2016 because Occidental reported a net operating loss on domestic operations in 2016 and 2015, respectively. Interest paid totaled $70 million and $89 million during the three months ended March 31, 2017, and 2016, respectively.

5. Inventories

Inventories as of March 31, 2017, and December 31, 2016, consisted of the following (in millions):

	2017	2016
Raw materials	$66	$65
Materials and supplies	452	446
Finished goods	526	395
	1,044	906
Revaluation to LIFO	(39)	(40)
Total	$1,005	$866

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

As of March 31, 2017, Occidental participated in or monitored remedial activities or proceedings at 147 sites. The following table presents Occidental’s environmental remediation reserves as of March 31, 2017, the current portion of which is included in accrued liabilities ($131 million) and the remainder in deferred credits and other liabilities - other ($736 million). The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites - third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	33	$460
Third-party sites	68	160
Occidental-operated sites	17	110
Closed or non-operated Occidental sites	29	137
Total	147	$867

As of March 31, 2017, Occidental’s environmental reserves exceeded $10 million each at 16 of the 147 sites described above, and 88 of the sites each had reserves of $1 million or less. Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its estimable amount of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could range up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (see further discussion below), has not changed materially since December 31, 2016.

When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus Energy Corporation (Maxus), currently a subsidiary of YPF S.A. (YPF), agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with cleanup and other costs associated with the sites subject to the indemnity, including the Site. Occidental is pursuing Maxus and its parent company, YPF, as the alter ego of Maxus, to recover all indemnified costs, which will include costs to be incurred at the Site.

In March 2016, the EPA issued a Record of Decision (ROD) specifying remedial actions required for the lower 8.3 miles of the Lower Passaic River. The ROD does not address any potential remedial action for the upper nine miles of the Lower Passaic River or Newark Bay. During the third quarter of 2016, and following Maxus’s bankruptcy filing, Occidental and the EPA entered into an Administrative Order on Consent (AOC) to complete the design of the proposed cleanup plan outlined in the ROD at an estimated cost of $165 million. The EPA announced that it will pursue similar agreements with other potentially responsible parties.

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

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 6, Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of March 31, 2017, and December 31, 2016, were not material to Occidental’s consolidated balance sheets.

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

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2017, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three months ended March 31, 2017, and 2016 (in millions):

Three months ended March 31	2017		2016
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$2	$5	$2	$5
Interest cost	4	10	4	10
Expected return on plan assets	(6)	—	(6)	—
Recognized actuarial loss	2	4	3	5
Total	$2	$19	$3	$20

Occidental contributed approximately $1 million in each of the three months ended March 31, 2017, and 2016.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2017, and December 31, 2016 (in millions):

Fair Value Measurements at March 31, 2017:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Liabilities:
Accrued liabilities	$—	$53	$—	$—	$53
Deferred credits and liabilities	$—	$204	$—	$—	$204

Fair Value Measurements at December 31, 2016:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Liabilities:
Accrued liabilities	$—	$43	$—	$—	$43
Deferred credits and liabilities	$—	$178	$—	$—	$178

Fair Values — Nonrecurring

During the three months ended March 31, 2017, Occidental did not have any assets or liabilities measured at fair value on a nonrecurring basis. During the year ended December 31, 2016, Occidental recognized pre-tax impairment charges of $15 million related to proved oil and gas properties.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term, fixed-rate debt, approximate fair value. The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair value of Occidental’s debt as of March 31, 2017, and December 31, 2016, was $10.1 billion and $10.2 billion, respectively, and its carrying value net of unamortized discount and debt issuance costs as of March 31, 2017, and December 31, 2016, was $9.8 billion for both periods. The majority of Occidental's debt is classified as Level 1, with $68 million classified as Level 2.

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

The financial instruments not designated as hedges will impact Occidental's earnings through mark-to-market until the offsetting future physical commodity is delivered. For GAAP purposes, any physical inventory is carried at lower of cost or market on the balance sheet. A substantial majority of Occidental's physical derivative contracts are index-based and carry no mark-to-market value in earnings. Net gains and losses associated with derivative instruments not designated as hedging instruments are recognized currently in net sales. Net gains and losses attributable to derivative instruments subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings.

Cash-Flow Hedges

Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. These agreements continue through 2018. As of March 31, 2017, Occidental had approximately 6 billion cubic feet (Bcf) of natural gas held in storage, and had cash-flow hedges for the forecasted sales to be settled by physical delivery of approximately 4 Bcf of stored natural gas. As of December 31, 2016, Occidental had approximately 7 billion cubic feet (Bcf) of natural gas held in storage, and had cash-flow hedges for the forecasted sales, to be settled by physical delivery, of approximately 7 Bcf of stored natural gas. The amount of cash-flow hedges, including the ineffective portion, was immaterial for the three months ended March 31, 2017, and the year ended December 31, 2016.

Derivatives Not Designated as Hedging Instruments

The following table summarizes the amounts reported in net sales related to the outstanding commodity derivative instruments not designated as hedging instruments as of March 31, 2017, and December 31, 2016:

As of March 31, (in millions, except Long/(Short) volumes)	2017	2016
Gain (loss) on derivatives not designated as hedges
Oil commodity contracts	$9	$(5)
Natural gas commodity contracts	$3	$1

Outstanding net volumes on derivatives not designated as hedges
Oil Commodity Contracts
Volume (MMBL)	73	67
Price Per Bbl	$50.66	$53.86

Natural gas commodity contracts
Volume (Bcf)	(26)	(12)
Price Per MMBTU	$2.86	$3.19

Fair Value of Derivatives

The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of March 31, 2017, and December 31, 2016 (in millions):

As of March 31, 2017		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	(Commodity Contracts)	Level 1	Level 2	Level 3
Assets:
Cash-flow hedges: (a)
Other current assets		$—	$—	$—	$—	$—
Long-term receivables and other assets, net		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Other current assets		$285	$46	$—	$(308)	$23
Long-term receivables and other assets, net		$4	$2	$—	$(3)	$3
Liabilities:
Cash-flow hedges: (a)
Accrued liabilities		$—	$—	$—	$—	$—
Deferred credits and liabilities		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Accrued liabilities		$282	$34	$—	$(308)	$8
Deferred credits and liabilities		$3	$6	$—	$(3)	$6

As of December 31, 2016		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	(Commodity Contracts)	Level 1	Level 2	Level 3
Assets:
Cash-flow hedges: (a)
Other current assets		$—	$1	$—	$—	$1
Long-term receivables and other assets, net		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Other current assets		$166	$57	$—	$(196)	$27
Long-term receivables and other assets, net		$2	$3	$—	$(2)	$3
Liabilities:
Cash-flow hedges (a)
Accrued liabilities		$—	$6	$—	$—	$6
Deferred credits and liabilities		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Accrued liabilities		$172	$51	$—	$(196)	$27
Deferred credits and liabilities		$1	$6	$—	$(2)	$5

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated balance sheets.

(b)
These amounts do not include collateral. As of March 31, 2017, collateral received of $6 million has been netted against derivative assets and collateral paid of $1 million has been netted against derivative liabilities. As of December 31, 2016, collateral received of $4 million has been netted against derivative assets and collateral paid of $13 million has been netted against derivative liabilities. Collateral deposited by Occidental, mainly for initial margin, of $25 million as of March 31, 2017, and December 31, 2016, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated balance sheets.

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
Certain of Occidental's OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2017, and December 31, 2016.

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

The following tables present Occidental’s industry segments (in millions):

	Oil		Midstream	Corporate
	and		and	and
	Gas	Chemical	Marketing	Eliminations		Total
Three months ended March 31, 2017
Net sales	$1,894	$1,068	$211	$(216)		$2,957
Pre-tax operating profit (loss)	$220	$170	$(47)	$(148)	(a)	$195
Income taxes	—	—	—	(78)	(b)	(78)
Net income (loss)	$220	$170	$(47)	$(226)		$117

Three months ended March 31, 2016
Net sales	$1,275	$890	$133	$(175)		$2,123
Pre-tax operating profit (loss)	$(485)	$214	$(95)	$(197)	(a)	$(563)
Income taxes	—	—	—	203	(b)	203
Discontinued operations, net	—	—	—	438		438
Net income (loss)	$(485)	$214	$(95)	$444		$78

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2017, and 2016 (in millions, except per-share amounts):

	Three months ended March 31

	2017	2016
Basic EPS
Income (loss) from continuing operations	$117	$(360)
Discontinued operations, net	—	438
Net Income	117	78

Less: Net income allocated to participating securities	—	—
Net Income, net of participating securities	117	78

Weighted average number of basic shares	764.4	763.4
Basic EPS	$0.15	$0.10

Diluted EPS
Net income, net of participating securities	$117	$78
Weighted average number of basic shares	764.4	763.4
Dilutive effect of potentially dilutive securities	0.8	—
Total diluted weighted average common shares	765.2	763.4
Diluted EPS	$0.15	$0.10

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; uncertainties about the estimated quantities of oil and natural gas reserves; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; reorganization or restructuring of Occidental’s operations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A “Risk Factors” of Occidental's Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K).

Consolidated Results of Operations

Occidental reported net income of $117 million for the first quarter of 2017 on net sales of $3.0 billion, compared to net income of $78 million on net sales of $2.1 billion for the first quarter of 2016. The change mainly reflected higher oil prices which were partially offset by the income from discontinued operations reported in the first quarter of 2016. Diluted earnings per share was $0.15 and $0.10 for the first quarters of 2017 and 2016, respectively.

Selected Statements of Operations Items

Net sales increased for the three months ended March 31, 2017, compared to the same period in 2016, due to higher oil, caustic soda, vinyl chloride and polyvinyl chloride prices.

Cost of sales increased for the three months ended March 31, 2017, compared to the same period in 2016, mainly due to higher prices for chemical raw materials, ethylene and energy. Depreciation, depletion and amortization (DD&A) expense decreased for the three months ended March 31, 2017, compared to the same period in 2016, mainly due to lower DD&A rates in the Permian Resources oil and gas operations.

The domestic and foreign income tax provision for the three months ended March 31, 2017, compared to the same periods in 2016, reflected higher pre-tax operating income in 2017 compared to a pre-tax operating loss in 2016.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents and restricted cash.

The increase in trade receivables, net, at March 31, 2017, compared to December 31, 2016, was primarily due to higher oil prices at the end of the first quarter of 2017. The increase in inventories at March 31, 2017, compared to December 31, 2016, reflected higher crude oil storage. Assets held for sale reflected assets from the South Texas operations sold in the second quarter of 2017. The decrease in property, plant and equipment, net at March 31, 2017, compared to December 31, 2016, is primarily the result of $0.9 billion of DD&A, partially offset by capital expenditures of $0.7 billion. Current maturities of long-term debt at March 31, 2017, reflected the reclassification of 1.5-percent senior notes due February 2018 out of long-term debt.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2017, and 2016 (in millions):

	Three months ended March 31
	2017	2016
Net Sales (a)
Oil and Gas	$1,894	$1,275
Chemical	1,068	890
Midstream and Marketing	211	133
Eliminations	(216)	(175)
	$2,957	$2,123
Segment Results (b)
Oil and Gas	$220	$(485)
Chemical	170	214
Midstream and Marketing	(47)	(95)
	343	(366)
Unallocated Corporate Items (b)
Interest expense, net	(78)	(57)
Income tax (expense) benefit	(78)	203
Other expense, net	(70)	(140)

Income (loss) from continuing operations	117	(360)
Discontinued operations, net	—	438
Net income	$117	$78

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

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events that vary widely and unpredictably in nature, timing and amount, affecting Occidental’s earnings for the three months ended March 31, 2017, and 2016 (in millions):

	Three months ended March 31
	2017	2016

Oil and Gas
Asset sales gains and other	$—	$23
Total Oil and Gas	$—	$23

Chemical
Asset sales gains	$—	$88
Total Chemical	$—	$88

Midstream and Marketing
No significant transactions	$—	$—

Corporate
Asset impairments and related items	$—	$(78)
Tax effect of pre-tax adjustments (a)	—	33
Discontinued operations, net (b)	—	438
Total Corporate	$—	$393

Total	$—	$504

(a) The 2016 amount included benefits for the relinquishment of foreign exploration blocks.
(b) Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2017, and 2016 (in millions):

	Three months ended March 31
	2017	2016

Oil and Gas	$220	$(485)
Chemical	170	214
Midstream and Marketing	(47)	(95)
Unallocated Corporate Items	(148)	(197)
Pre-tax Income (loss)	195	(563)

Income tax expense (benefit)
Federal and state	(113)	(291)
Foreign	191	88
Total	78	(203)

Income (loss) from continuing operations	$117	$(360)

Worldwide effective tax rate	40%	36%

Oil and Gas Segment

Oil and gas segment earnings were $220 million for the first quarter of 2017, compared with segment losses of $485 million for the first quarter of 2016. The increase in earnings is primarily due to significantly higher realized oil prices. The pre-tax results for the first quarter of 2016 included a pre-tax gain of $121 million related to the sale of Piceance Basin operations.

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three months ended March 31, 2017, and 2016.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended March 31
Production Volumes per Day	2017	2016

Oil (MBBL)
United States	192	197
Middle East	152	182
Latin America	28	38
NGLs (MBBL)
United States	52	54
Middle East	26	22
Natural Gas (MMCF)
United States	352	388
Middle East	444	588
Latin America	8	8
Total Production Volumes (MBOE) (a)	584	657

	Three months ended March 31
Sales Volumes per Day	2017	2016

Oil (MBBL)
United States	192	197
Middle East	152	180
Latin America	27	34
NGLs (MBBL)
United States	52	54
Middle East	26	22
Natural Gas (MMCF)
United States	352	388
Middle East	444	588
Latin America	8	8
Total Sales Volumes (MBOE) (a)	583	651
(See footnote following the table below)

The following tables set forth the production and sales volumes of ongoing operations for oil, NGLs and natural gas per day for the three months ended March 31, 2017, and 2016; this excludes operations sold, exited or exiting.

	Three months ended March 31
Production Volumes per Day	2017	2016

Oil (MBBL)
United States (b)	190	194
Middle East (c)	152	162
Latin America	28	38
NGLs (MBBL)
United States (b)	47	47
Middle East	26	22
Natural Gas (MMCF)
United States (b)	244	222
Middle East (c)	444	358
Latin America	8	8
Total Production Ongoing Operations (MBOE)	559	561
Operations Sold, Exited and Exiting	25	96
Total Production Volumes (MBOE) (a)	584	657

	Three months ended March 31
Sales Volumes per Day	2017	2016

Oil (MBBL)
United States (b)	190	194
Middle East (c)	152	160
Latin America	27	34
NGLs (MBBL)
United States (b)	47	47
Middle East	26	22
Natural Gas (MMCF)
United States (b)	244	222
Middle East (c)	444	358
Latin America	8	8
Total Sales Ongoing Operations (MBOE)	558	555
Operations Sold, Exited and Exiting	25	96
Total Sales Volumes (MBOE) (a)	583	651
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Natural gas volumes have been converted to thousands of barrels of oil equivalent (MBOE) based on energy content of six million cubic feet (MMCF) of gas to one thousand barrels of oil (MBOE). Barrels of oil equivalence does not necessarily result in price equivalence.
(b) Excludes 2 MBBL, 5 MBBL and 108 MMCF of oil, NGLs and gas for the three months ended March 31, 2017, related to South Texas (held for sale at March 31, 2017). Excludes 3 MBBL, 7 MBBL and 166 MMCF of oil, NGLs and gas for the three months ended March 31, 2016, related to South Texas and Piceance sold in 2016.
(c) Excludes 20 MMBL and 230 MMCF of oil and gas for the three months ended March 31, 2016, related to Bahrain and Iraq exited in 2016.

Total average daily production volumes were 584,000 BOE for the first quarter of 2017 compared to 657,000 BOE for the first quarter of 2016. In 2017, Occidental entered into a sales agreement to sell its non-core South Texas operations; this transaction closed in April 2017. In 2016, Occidental completed the sale of the Piceance Basin operations and exited Bahrain and Iraq. These non-core domestic and international operations produced average daily volumes of 25,000 BOE and 96,000 BOE in the first quarter of 2017 and 2016, respectively. For the first quarter of 2017, total company average daily oil and gas production volumes for ongoing operations decreased by 2,000

BOE to 559,000 BOE from 561,000 BOE in the first quarter of 2016. Domestic average daily production for ongoing operations remained unchanged at 278,000 BOE for the first quarter of 2017, compared to the same prior-year period. International average daily production for ongoing operations decreased to 281,000 BOE in the first quarter of 2017 from 283,000 BOE in the first quarter of 2016. The decrease in international production is primarily attributable to pipeline disruptions in Colombia and planned maintenance at Dolphin, which were partially offset by an increase in production at Al Hosn Gas.

The following tables present information about Occidental's average realized prices and index prices for the three months ended March 31, 2017, and 2016:

	Three months ended March 31
Average Realized Prices	2017	2016
Oil ($/BBL)
United States	$48.67	$29.48
Middle East	$49.63	$29.68
Latin America	$48.26	$27.63
Total Worldwide	$49.04	$29.42
NGLs ($/BBL)
United States	$23.07	$9.91
Middle East	$18.64	$13.25
Total Worldwide	$21.59	$10.86
Natural Gas ($/MCF)
United States	$2.68	$1.50
Latin America	$4.77	$4.19
Total Worldwide	$2.07	$1.25

	Three months ended March 31
Average Index Prices	2017	2016
WTI oil ($/BBL)	$51.91	$33.45
Brent oil ($/BBL)	$54.66	$35.08
NYMEX gas ($/MCF)	$3.26	$2.07

Average Realized Prices as Percentage of Average Index Prices	Three months ended March 31
	2017	2016
Worldwide oil as a percentage of average WTI	94%	88%
Worldwide oil as a percentage of average Brent	90%	84%
Worldwide NGLs as a percentage of average WTI	42%	32%
Domestic natural gas as a percentage of average NYMEX	82%	73%

Worldwide commodity prices for the first quarter of 2017 were higher than the first quarter of 2016. The average quarterly WTI and Brent prices increased to $51.91 per barrel and $54.66 per barrel, respectively, for the first quarter of 2017, compared to $33.45 per barrel and $35.08 per barrel, respectively, for the first quarter of 2016. Worldwide realized crude oil prices increased by 67 percent to $49.04 per barrel for the first quarter of 2017, compared to $29.42 per barrel in the first quarter of 2016. Worldwide realized NGLs prices increased by 99 percent to $21.59 per barrel in the first quarter of 2017, compared to $10.86 per barrel in the first quarter of 2016. Domestic realized natural gas prices increased by 79 percent in the first quarter of 2017 to $2.68 per MCF, compared to $1.50 per MCF in the first quarter of 2016.

Occidental’s financial results correlate closely to the prices it obtains for its products. Significant declines in commodity prices may result in impairments to reduce the carrying value of Occidental’s oil and gas properties, while also reducing the amount of volumes that can be produced economically and the quantity and present value of proved reserves.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2017, were $170 million, compared to $214 million for the same period in 2016. Excluding the 2016 gains of $88 million for the sale of chemical assets, the higher earnings in 2017 compared to the same period in 2016 reflected significant improvements in caustic soda price and volume. In addition to caustic soda, margin improvements were seen in a majority of core products, despite increases in both ethylene and natural gas costs.

In February, OxyChem and its joint venture partner, Mexichem, began operations of an ethylene cracker in Ingleside, Texas. The project was completed on schedule and on budget. The cracker, which is operated by OxyChem, has the capacity to produce 1.2 billion pounds of ethylene per year and provide OxyChem with an ongoing source of ethylene for manufacturing vinyl chloride monomer, which Mexichem will use to produce polyvinyl chloride (PVC) resin and PVC piping systems. The companies have a 20-year supply agreement.

Midstream and Marketing Segment

Midstream and marketing losses were $47 million for the three months ended March 31, 2017, compared with losses of $95 million for the same period 2016. The decrease in midstream and marketing losses reflected higher marketing margins, higher NGLs prices impacting the gas processing business and higher transportation income from the new Ingleside Crude Oil Terminal.

Liquidity and Capital Resources

At March 31, 2017, Occidental had $1.5 billion in cash. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. With a continued focus on capital efficiency and operational efficiency, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments, future borrowings, and, if necessary, proceeds from other forms of capital issuance.

Net cash provided by operating activities was $0.7 billion for both the three months ended March 31, 2017, and 2016, respectively. Cash flows were positively impacted by higher oil prices in the first three months of 2017 as compared to the same period in 2016. Cash flows in the first quarter of 2016 included $0.6 billion in operating cash flows from discontinued operations related to the Ecuador settlement. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because these segments are significantly smaller. The usage of working capital of approximately $380 million for the three months ended March 31, 2017, mainly reflected higher receivables that were the result of higher oil prices at the end of the first quarter of 2017, compared to the year-end of 2016.

Occidental’s net cash used by investing activities was $0.8 billion for the first three months of 2017, compared to $0.6 billion for the same period of 2016. Capital expenditures for the first three months of 2017 were $0.7 billion of which $0.6 billion was for the oil and gas segment, compared to $0.6 billion for the first three months of 2016 of which $0.5 billion was for the oil and gas segment. The change in capital accrual for the first three months of 2017 and 2016 primarily reflected amounts paid in those periods for capital expenditures incurred and accrued in the fourth quarter of the preceding year. The first quarter of 2016 also reflected $0.3 billion of cash received from the sale of assets.

Occidental’s net cash used by financing activities was $0.6 billion for the first three months of 2017, compared to net cash used by financing activities of $77 million for the same period of 2016. Cash used by financing activities for the first quarter of 2017 reflected the first quarter dividend payment. Restricted cash of $1.2 billion was used to pay dividends and repay $700 million of 2.5-percent senior notes in February of 2016.

As of March 31, 2017, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Refer to Note 6, Environmental Liabilities and Expenditures, in the Notes to the Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of March 31, 2017, and December 31, 2016, were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses which it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2017, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2016 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first three months of 2017 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding other legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2016 Form 10-K.

Item 6.Exhibits

10.1	Form of 2017 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award.

10.2*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2017, and 2016, and for each of the five years in the period ended December 31, 2016.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	May 4, 2017	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX
EXHIBITS

10.1	Form of 2017 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award.

10.2*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2017, and 2016, and for each of the five years in the period ended December 31, 2016.

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