Form 10-Q
period 2017-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2017-08-02
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common stock $.20 par value	764,573,083

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2017, AND DECEMBER 31, 2016
(Amounts in millions)

	2017	2016

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,218	$2,233

Trade receivables, net	3,913	3,989

Inventories	920	866

Assets held for sale	558	—

Other current assets	466	1,340

Total current assets	8,075	8,428

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,572	1,401

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $37,330 at June 30, 2017, and $38,956 at December 31, 2016	31,466	32,337

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	869	943

TOTAL ASSETS	$41,982	$43,109

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2017, AND DECEMBER 31, 2016
(Amounts in millions except share amounts)

	2017	2016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$500	$—
Accounts payable	3,825	3,926
Accrued liabilities	2,050	2,436
Liabilities of assets held for sale	16	—
Total current liabilities	6,391	6,362

LONG-TERM DEBT, NET	9,324	9,819

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	1,059	1,132
Other	4,171	4,299
Total deferred credits and other liabilities	5,230	5,431

STOCKHOLDERS' EQUITY
Common stock, at par value (892,647,217 shares at June 30, 2017, and 892,214,604 shares at December 31, 2016)	179	178
Treasury stock (128,074,134 shares at June 30, 2017, and 127,977,306 shares at December 31, 2016)	(9,149)	(9,143)
Additional paid-in capital	7,824	7,747
Retained earnings	22,435	22,981
Accumulated other comprehensive loss	(252)	(266)
Total stockholders’ equity	21,037	21,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,982	$43,109

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017, AND 2016
(Amounts in millions, except per-share amounts)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

REVENUES AND OTHER INCOME
Net sales	$3,060	$2,531	$6,017	$4,654
Interest, dividends and other income	31	27	52	47
Gain on sale of assets, net	512	—	512	138
	3,603	2,558	6,581	4,839
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,486	1,244	2,912	2,525
Selling, general and administrative and other operating expenses	352	338	624	610
Taxes other than on income	77	74	145	149
Depreciation, depletion and amortization	989	1,070	1,931	2,172
Asset impairments and related items	—	—	13	78
Exploration expense	8	27	19	36
Interest and debt expense, net	86	88	167	148
	2,998	2,841	5,811	5,718

Income (loss) before income taxes and other items	605	(283)	770	(879)
Benefit (provision) for domestic and foreign income taxes	(285)	96	(363)	299
Income from equity investments	187	51	217	84
Income (loss) from continuing operations	507	(136)	624	(496)
Discontinued operations, net	—	(3)	—	435
NET INCOME (LOSS)	$507	$(139)	$624	$(61)

BASIC EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$0.66	$(0.18)	$0.81	$(0.65)
Discontinued operations, net	—	—	—	0.57
BASIC EARNINGS PER COMMON SHARE	$0.66	$(0.18)	$0.81	$(0.08)

DILUTED EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$0.66	$(0.18)	$0.81	$(0.65)
Discontinued operations, net	—	—	—	0.57
DILUTED EARNINGS PER COMMON SHARE	$0.66	$(0.18)	$0.81	$(0.08)

DIVIDENDS PER COMMON SHARE	$0.76	$0.75	$1.52	$1.50

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017, AND 2016
(Amounts in millions)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Net income (loss)	$507	$(139)	$624	$(61)
Other comprehensive income (loss) items:
Foreign currency translation gains	—	—	1	1
Unrealized gains (losses) on derivatives (a)	1	(3)	6	(13)
Pension and postretirement gains (losses) (b)	(1)	7	8	12
Reclassification to income of realized (gains) losses on derivatives(c)	1	1	(1)	8
Other comprehensive income, net of tax	1	5	14	8
Comprehensive income (loss)	$508	$(134)	$638	$(53)

(a)	Net of tax of zero and $1 for the three months ended June 30, 2017 and 2016, respectively, and $(3) and $7 for the six months ended June 30, 2017, and 2016, respectively.

(b)	Net of tax of $1 and $(4) for the three months ended June 30, 2017 and 2016, respectively, and $(4) and $(7) for the six months ended June 30, 2017, and 2016, respectively.

(c)	Net of tax of zero for the three months ended June 30, 2017 and 2016, respectively, and $1 and $(4) for the six months ended June 30, 2017, and 2016, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Amounts in millions)

	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$624	$(61)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Discontinued operations, net	—	(435)
Depreciation, depletion and amortization of assets	1,931	2,172
Deferred income tax provision (benefit)	(24)	76
Other noncash charges to income	43	37
Gain on sale of assets, net	(512)	(138)
Asset impairments and related items	13	78
Dry hole expenses	7	28
Changes in operating assets and liabilities, net	(306)	(511)
Other operating, net	729	(304)
Operating cash flow from continuing operations	2,505	942
Operating cash flow from discontinued operations	—	876
Net cash provided by operating activities	2,505	1,818

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,492)	(1,247)
Change in capital accrual	(35)	(209)
Payments for purchases of assets and businesses	(377)	(34)
Proceeds from sale of assets	609	260
Equity investments and other, net	(67)	(104)
Net cash used by investing activities	(1,362)	(1,334)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	—	1,193
Proceeds from long-term debt, net	—	2,718
Payment of long-term debt, net	—	(2,710)
Proceeds from issuance of common stock	16	29
Purchases of treasury stock	(6)	(15)
Cash dividends paid	(1,168)	(1,149)
Net cash provided (used) by financing activities	(1,158)	66

Increase (decrease) in cash and cash equivalents	(15)	550
Cash and cash equivalents — beginning of period	2,233	3,201
Cash and cash equivalents — end of period	$2,218	$3,751

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017

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

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2017, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017, and 2016, and cash flows for the six months ended June 30, 2017 and 2016, as applicable. The income and cash flows for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

In June 2017, Occidental entered into a sales agreement to sell non-strategic acreage in Andrews and Martin Counties, Texas, for approximately $0.6 billion. The assets and liabilities related to these operations were presented as held for sale at June 30, 2017, and primarily included property, plant and equipment and asset retirement obligations. Concurrently, Occidental entered into a purchase agreement to increase its ownership interests and assume operatorship in CO2 enhanced oil recovery (EOR) properties located in its Permian EOR business unit for $0.6 billion. These transactions closed in the third quarter of 2017, and are subject to customary price adjustments.
In April 2017, Occidental completed the sale of its South Texas operations for net proceeds of $0.5 billion resulting in pre-tax gain of $0.5 billion. The assets and liabilities related to these operations were presented as held for sale at March 31, 2017, and primarily included property, plant and equipment and asset retirement obligations.

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

In 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard, Topic 606, Revenue from Contracts with Customers, previously issued in May 2014. The guidance is effective for interim and annual reporting periods starting January 1, 2018. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Occidental plans to adopt the standard using the modified retrospective approach and recognize a cumulative effect adjustment to Retained Earnings as of January 1, 2018, the date of adoption, subject to certain additional disclosures. Occidental continues to make progress on evaluating the accounting implications of the standard and has stratified all revenue streams within each operating segment and has compiled an inventory of all contracts. A representative sample of contracts has been pulled from these significant revenue streams and reviewed in detail against the requirements of the new standard to identify whether such contracts are in scope of the new standard; whether there will be material changes in the timing or amount of revenue recognized; whether processes and controls are in place to evaluate new contracts for revenue recognition and to assemble any additional required disclosures. Occidental has finalized the scoping strategy for review of existing and newly executed contracts and assessed disclosure requirements. Additionally,

Occidental has developed training materials to instruct accounting staff on the new standard and should finalize estimates of potential financial impacts by the end of the third quarter. Based upon work performed through June 30, 2017, Occidental does not currently anticipate a material impact to earnings as a result of adopting the new standard and is continuing to evaluate the impact of this and other provisions of the standard on its accounting policies, internal controls and consolidated financial statements and related disclosures.

In February 2016, the FASB issued rules which require Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset and lease liability for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments and the corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement and presentation of expenses and cash flows by a lessee. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Occidental is the lessee under various agreements for real estate, equipment, plants and facilities, aircraft, IT hardware and vehicles that are currently accounted for as operating leases, refer to Note 6, Lease Commitments in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2016. As a result, these new rules will increase reported assets and liabilities. Occidental will not early-adopt this standard. Occidental will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019, using a modified retrospective approach, including several optional practical expedients related to leases commenced before the effective date. Occidental is currently evaluating the effect of these rules on its financial statements, developing training materials for accounting staff and reviewing external software solutions for the identification, documentation and tracking of leases in order to create an adoption plan based on Occidental's population of leases under the revised definition of leases. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standard will extend over future periods.

4. Supplemental Cash Flow Information

Occidental paid foreign and state income taxes of $375 million and $288 million during the six months ended June 30, 2017, and 2016, respectively. Occidental received federal income tax refunds of $749 million and $302 million in the six months ended June 30, 2017 and 2016, respectively. Interest paid totaled $155 million and $154 million in each of the six months ended June 30, 2017, and 2016, respectively.

5. Inventories

Inventories as of June 30, 2017, and December 31, 2016, consisted of the following (in millions):

	2017	2016

Raw materials	$79	$65
Materials and supplies	453	446
Finished goods	429	395
	961	906

Revaluation to LIFO	(41)	(40)
Total	$920	$866

6. Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws, and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal of hazardous substances; or operation and maintenance of remedial systems. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of June 30, 2017, Occidental participated in or monitored remedial activities or proceedings at 147 sites.  The following table presents Occidental’s environmental remediation reserves as of June 30, 2017. The current portion of $131 million is included in accrued liabilities and the noncurrent portion of $742 million is included in deferred credits and other liabilities — other.  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	34	$460
Third-party sites	67	172
Occidental-operated sites	17	107
Closed or non-operated Occidental sites	29	134
Total	147	$873

As of June 30, 2017, Occidental’s environmental reserves exceeded $10 million each at 16 of the 147 sites described above, and 86 of the sites each had reserves of $1 million or less.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its estimable amount of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could range up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (see further discussion below), has not changed materially since December 31, 2016.
When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus Energy Corporation (Maxus), currently a subsidiary of YPF S.A. (YPF), agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with cleanup and other costs associated with the sites subject to the indemnity, including the Site. Occidental is pursuing Maxus’ current and former parent companies, YPF and Repsol, as the alter egos of Maxus, to recover all indemnified costs, which will include costs to be incurred at the Site.
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
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and the remediation called for in the AOC and the ROD, as well as for certain other Maxus-indemnified sites. Occidental’s accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC, the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2017, the court overseeing the Maxus bankruptcy approved a plan to liquidate Maxus and create a trust to pursue claims against YPF, Repsol and others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. The trust will pursue claims against YPF, Repsol and others and will distribute assets to Maxus’ creditors in accordance with the trust agreement and reorganization plan.

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

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 6, Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of June 30, 2017, and December 31, 2016, were not material to Occidental’s consolidated condensed balance sheets.

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

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2017, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three and six months ended June 30, 2017 and 2016 (in millions):

Three months ended June 30	2017		2016
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$2	$5	$2	$5
Interest cost	4	10	4	10
Expected return on plan assets	(6)	—	(6)	—
Recognized actuarial loss	2	4	3	6
Settlement loss	—	—	2	—
Total	$2	$19	$5	$21

Six months ended June 30	2017		2016
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$4	$10	$4	$10
Interest cost	8	20	8	20
Expected return on plan assets	(12)	—	(12)	—
Recognized actuarial loss	4	8	6	11
Settlement loss	—	—	2	—
Total	$4	$38	$8	$41

Occidental contributed approximately $1 million in each of the three months ended June 30, 2017, and 2016, respectively, and approximately $2 million in each of the six months ended June 30, 2017, and 2016, respectively, to its defined benefit plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2017, and December 31, 2016 (in millions):

Embedded Derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Fair Value Measurements at June 30, 2017:
Liabilities:
Accrued Liabilities	$—	$64	$—	$—	$64
Deferred credits and other liabilities - other	$—	$201	$—	$—	$201

Fair Value Measurements at December 31, 2016:
Liabilities:
Accrued Liabilities	$—	$43	$—	$—	$43
Deferred credits and other liabilities - other	$—	$178	$—	$—	$178

Fair Values — Nonrecurring

During the six months ended June 30, 2017, Occidental did not have any assets or liabilities measured at fair value on a nonrecurring basis. During the year ended December 31, 2016, Occidental recognized pre-tax impairment charges of $15 million related to proved oil and gas properties.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term, fixed-rate debt, approximate fair value. The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair value of Occidental’s debt as of June 30, 2017, and December 31, 2016, was $10.2 billion and its carrying value net of unamortized discount and debt issuance costs as of June 30, 2017, and December 31, 2016, was $9.8 billion. The majority of Occidental's debt is classified as Level 1, with $227 million classified as Level 2.

10. Derivatives

Occidental uses a variety of derivative financial instruments and physical contracts, including those designated as cash-flow hedges, to manage its exposure to commodity price fluctuations, transportation commitments and to fix margins on the future sale of stored volumes of oil and natural gas. Where Occidental buys product for its own consumption or sells its production to a defined customer, Occidental elects normal purchases and normal sales exclusions. Occidental usually applies cash-flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies to lock in margins. Occidental also enters into derivative financial instruments for speculative or trading purposes; however, the results of any transactions are immaterial to the marketing portfolio.

The financial instruments not designated as hedges will impact Occidental's earnings through mark-to-market until the offsetting future physical commodity is delivered. For GAAP purposes, any physical inventory is carried at the lower of cost or market on the balance sheet. A substantial majority of Occidental's physical derivative contracts are index-based and carry no mark-to-market value in earnings. Net gains and losses associated with derivative instruments not designated as hedging instruments are recognized currently in net sales. Net gains and losses attributable to derivative instruments subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings.

Credit Risk

The majority of Occidental's counterparty credit risk is related to the physical delivery of energy commodities to its customers and their inability to meet their settlement commitments. Occidental manages this credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral, as appropriate. Occidental actively reviews the creditworthiness of its counterparties and monitors credit exposures against assigned credit limits by adjusting credit limits to reflect counterparty risk, if necessary. Occidental also enters into future contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2017, and December 31, 2016.

Cash-Flow Hedges

Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. These agreements continue through 2018. As of June 30, 2017, Occidental had approximately 7 billion cubic feet (Bcf) of natural gas held in storage, and had cash-flow hedges for the forecasted sales to be settled by physical delivery of approximately 6 Bcf of stored natural gas. As of December 31, 2016, Occidental had approximately 7 Bcf of natural gas held in storage, and had cash-flow hedges for the forecasted sales, to be settled by physical delivery, of approximately 7 Bcf of stored natural gas. The amount of cash-flow hedges, including the ineffective portion, was immaterial for the six months ended June 30, 2017, and the year ended December 31, 2016.

Derivatives Not Designated as Hedging Instruments

The following table summarizes the amounts reported in net sales related to the outstanding commodity derivative instruments not designated as hedging instruments as of June 30, 2017, and December 31, 2016:

(in millions, except Long/(Short) volumes)	2017	2016
Gain (loss) on derivatives not designated as hedges
Oil commodity contracts	$18	$(5)
Natural gas commodity contracts	$1	$1

Outstanding net volumes on derivatives not designated as hedges
Oil Commodity Contracts
Volume (MMBL)	106	67
Price Per Bbl	$48.71	$53.86

Natural gas commodity contracts
Volume (Bcf)	(35)	(12)
Price Per MMBTU	$2.82	$3.19

Fair Value of Derivatives

The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of June 30, 2017, and December 31, 2016 (in millions):

As of June 30, 2017		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	(Commodity Contracts)	Level 1	Level 2	Level 3
Assets:
Cash-flow hedges: (a)
Other current assets		$—	$1	$—	$—	$1
Long-term receivables and other assets, net		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Other current assets		$395	$37	$—	$(398)	$34
Long-term receivables and other assets, net		$16	$1	$—	$(15)	$2
Liabilities:
Cash-flow hedges: (a)
Accrued liabilities		$—	$—	$—	$—	$—
Deferred credits and liabilities		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Accrued liabilities		$375	$36	$—	$(398)	$13
Deferred credits and liabilities		$15	$4	$—	$(15)	$4

As of December 31, 2016		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	(Commodity Contracts)	Level 1	Level 2	Level 3
Assets:
Cash-flow hedges: (a)
Other current assets		$—	$1	$—	$—	$1
Long-term receivables and other assets, net		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Other current assets		$166	$57	$—	$(196)	$27
Long-term receivables and other assets, net		$2	$3	$—	$(2)	$3
Liabilities:
Cash-flow hedges (a)
Accrued liabilities		$—	$6	$—	$—	$6
Deferred credits and liabilities		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Accrued liabilities		$172	$51	$—	$(196)	$27
Deferred credits and liabilities		$1	$6	$—	$(2)	$5

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to netting arrangements and presented on a net basis in the consolidated condensed balance sheets.

(b)
These amounts do not include collateral. As of June 30, 2017, collateral received of $23 million has been netted against derivative assets and collateral paid of $2 million has been netted against derivative liabilities. As of December 31, 2016, collateral received of $4 million has been netted against derivative assets and collateral paid of $13 million has been netted against derivative liabilities. Collateral deposited by Occidental, mainly for initial margin, of $21 million and $25 million as of June 30, 2017, and December 31, 2016, respectively, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated condensed balance sheets.

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

The following tables present Occidental’s industry segments (in millions):

	Oil			Midstream		Corporate
	and			and		and
	Gas		Chemical	Marketing		Eliminations		Total
Three months ended June 30, 2017
Net sales	$1,848		$1,156	$270		$(214)		$3,060
Pre-tax operating profit (loss)	$627	(a)	$230	$119	(b)	$(184)	(c)	$792
Income taxes	—		—	—		(285)	(d)	(285)
Net income (loss)	$627		$230	$119		$(469)		$507

Three months ended June 30, 2016
Net sales	$1,625		$908	$141		$(143)		$2,531
Pre-tax operating profit (loss)	$(117)		$88	$(58)		$(145)	(c)	$(232)
Income taxes	—		—	—		96	(d)	96
Discontinued operations, net	—		—	—		(3)		(3)
Net income (loss)	$(117)		$88	$(58)		$(52)		$(139)

	Oil				Midstream		Corporate
	and				and		and
	Gas		Chemical		Marketing		Eliminations		Total
Six months ended June 30, 2017
Net sales	$3,742		$2,224		$481		$(430)		$6,017
Pre-tax operating profit (loss)	$847	(a)	$400		$72	(b)	$(332)	(c)	$987
Income taxes	—		—		—		(363)	(d)	(363)
Net income (loss)	$847		$400		$72		$(695)		$624

Six months ended June 30, 2016
Net sales	$2,900		$1,798		$274		$(318)		$4,654
Pre-tax operating profit (loss)	$(602)		$302	(e)	$(153)		$(342)	(c)	$(795)
Income taxes	—		—		—		299	(d)	299
Discontinued operations, net	—		—		—		435		435
Net income (loss)	$(602)		$302		$(153)		$392		$(61)

(a) Includes gain on sale of domestic oil and gas assets, including South Texas, of $510 million.
(b) Includes a non-cash fair value gain of $88 million on the Plains equity investment.
(c) Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.
(d) Includes all foreign and domestic income taxes from continuing operations.
(e) Includes gain on sale of $57 million and $31 million related to the Occidental Tower in Dallas, Texas and a non-core specialty chemicals business, respectively.

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 (in millions, except per-share amounts):

	Three months ended June 30		Six months ended June 30

	2017	2016	2017	2016
Basic EPS
Income (loss) from continuing operations	$507	$(136)	$624	$(496)
Discontinued operations, net	—	(3)	—	435
Net income (loss)	507	(139)	624	(61)

Less: Net income allocated to participating securities	(2)	—	(2)	—
Net income (loss), net of participating securities	505	(139)	622	(61)

Weighted average number of basic shares	764.9	763.6	764.7	763.5
Basic EPS	$0.66	$(0.18)	$0.81	$(0.08)

Diluted EPS
Net income (loss), net of participating securities	$505	$(139)	$622	$(61)
Weighted average number of basic shares	764.9	763.6	764.7	763.5
Dilutive effect of potentially dilutive securities	1.0	—	0.8	—
Total diluted weighted average common shares	765.9	763.6	765.5	763.5
Diluted EPS	$0.66	$(0.18)	$0.81	$(0.08)

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

Consolidated Results of Operations

Occidental reported net income from continuing operations of $507 million for the second quarter of 2017 on net sales of $3.1 billion, compared to a net loss from continuing operations of $136 million on net sales of $2.5 billion for the second quarter of 2016. Diluted earnings per share from continuing operations was $0.66 for the second quarter of 2017, compared to a diluted loss of $0.18 per share for the second quarter of 2016.

Occidental reported net income from continuing operations of $624 million for the first six months of 2017 on net sales of $6.0 billion, compared to a net loss of $496 million on net sales of $4.7 billion for the same period in 2016. Diluted earnings per share from continuing operations was $0.81 per share for the first six months of 2017, compared to a diluted loss per share of $0.65 for the same period of 2016. There was no income from discontinued operations for the first six months of 2017, compared with income of $435 million or $0.57 per share for the same period of 2016.

Net income from continuing operations for the three and six months ended June 30, 2017, reflected: from the oil and gas segment, higher commodity prices across all products, lower depreciation, depletion and amortization (DD&A) rates and asset sale gains; from the chemicals segment, higher realized caustic soda prices, improved sales volumes on most product lines and additional equity income from the Ingleside ethylene cracker; and from the midstream and marketing segment, higher marketing margins due to improved Midland to Gulf Coast spreads and increased sales volumes at the Ingleside Crude Terminal.

Selected Statements of Operations Items

Net sales increased for the three and six months ended June 30, 2017, compared to the same periods in 2016, due to higher realized commodity prices for both oil and gas and chemical segments. Gain on sale of assets, net, totaling $512 million for the three and six months ended June 30, 2017, primarily reflected gains on the sale of the South Texas operations. Gain on sale of assets, net, for the six months ended June 30, 2016, primarily reflected the sale of the Piceance Basin operations in Colorado for a gain of $121 million and the Occidental Tower building in Dallas for a gain of $57 million.

Compared to the same periods of 2016, cost of sales for the three and six months ended June 30, 2017, reflected higher raw materials and energy costs in the chemical segment and higher purchase injectant costs in the oil and gas segment. Compared to the same periods of 2016, DD&A expense for the three and six months ended June 30, 2017, reflected improved DD&A rates and the sale of oil and gas assets.

The increases in domestic and foreign income tax provisions for the three and six months ended June 30, 2017, compared to the income tax benefits for same periods of 2016, are due to higher pre-tax operating income in 2017 compared to a pre-tax operating loss in 2016.

Higher income from equity investments for the three and six months ended June 30, 2017, reflected a non-cash fair value gain on the Plains equity investment and equity income from the Ingleside ethylene cracker, which commenced operations in February 2017.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents and restricted cash.

The increase in inventories at June 30, 2017, compared to December 31, 2016, reflected higher crude oil storage. The increase in assets held for sale relates to a sales agreement to sell non-strategic acreage in Andrews and Martin Counties, Texas. The decrease in other current assets is primarily related to receipt of a federal tax refund relating to the 2016 net operating loss carryback. The decrease in property, plant and equipment, net, is primarily the result of the reclassification of non-strategic acreage in Andrews and Martin Counties, Texas, to assets held for sale, and DD&A, partially offset by Occidental's capital spending of $1.5 billion in the first half of 2017.

Current maturities of long-term debt at June 30, 2017 reflected the reclassification of 1.5-percent senior notes due February 2018 out of long-term debt. The decrease in accrued liabilities at June 30, 2017, is mainly due to bonus payments for the extension of Oman Block 9 and first quarter payments of ad valorem taxes.

The decrease in deferred credits and other liabilities - other at June 30, 2017, is mainly due to the decrease in asset retirement obligations for the South Texas assets that were sold in April.

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

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2017, and 2016 (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Net Sales (a)
Oil and Gas	$1,848	$1,625	$3,742	$2,900
Chemical	1,156	908	2,224	1,798
Midstream and Marketing	270	141	481	274
Eliminations	(214)	(143)	(430)	(318)
	$3,060	$2,531	$6,017	$4,654
Segment Results (b)
Oil and Gas	$627	$(117)	$847	$(602)
Chemical	230	88	400	302
Midstream and Marketing	119	(58)	72	(153)
	976	(87)	1,319	(453)
Unallocated Corporate Items (b)
Interest expense, net	(81)	(84)	(159)	(141)
Income tax benefit (provision)	(285)	96	(363)	299
Other expense, net	(103)	(61)	(173)	(201)

Income (loss) from continuing operations	507	(136)	624	(496)
Discontinued operations, net	—	(3)	—	435
Net Income (loss)	$507	$(139)	$624	$(61)

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

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and six months ended June 30, 2017, and 2016 (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Oil and Gas
Asset sales gains and other	$510	$—	$510	$23

Chemical
Asset sales gains	$—	$—	$—	$88

Midstream and Marketing
Non-cash fair value gain on Plains equity investment	$94	$—	$94	$—

Corporate
Asset impairments and related items	$—	$—	$—	$(78)
Tax effect of pre-tax adjustments (a)	(216)	—	(216)	33
Discontinued operations, net (b)	—	(3)	—	435
Total Corporate	$(216)	$(3)	$(216)	$390

Total	$388	$(3)	$388	$501

(a) The 2016 amount included benefits for the relinquishment of foreign exploration blocks.
(b) Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2017, and 2016 (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Oil and Gas results	$627	$(117)	$847	$(602)
Chemical results	230	88	400	302
Midstream and Marketing results	119	(58)	72	(153)
Unallocated corporate items	(184)	(145)	(332)	(342)
Pre-tax income (loss)	792	(232)	987	(795)

Income tax benefit (provision)
Federal and state	(79)	234	34	525
Foreign	(206)	(138)	(397)	(226)
Total	(285)	96	(363)	299

Income (loss) from continuing operations	$507	$(136)	$624	$(496)

Worldwide effective tax rate	36%	41%	37%	38%

Occidental's worldwide effective tax rate of 36 percent for the three months ended June 30, 2017, is lower than the comparative period of 2016 primarily due to a decrease in the effective foreign income tax rate due to the commodity price impact on production sharing agreements.

Oil and Gas Segment

The following table summarizes the key factors impacting segment earnings for the three and six months ended June 30, 2017:

Oil and Gas segment results roll-forward	Three months ended June 30	Six months ended June 30
	2017	2017

Oil and Gas prior year results(a)	$(117)	$(625)
Sales price	281	998
Sales volume / mix	(56)	(71)
Operating expenses	(57)	(109)
DD&A rate	88	174
Exploration expense	18	16
All others	(40)	(46)

Oil and Gas current year results	$117	$337

Significant transactions and events
Asset sales gains	$510	$510

Oil and Gas current year segment earnings	$627	$847
(a) Excludes Asset sales gains of $23 million for the six months ended June 30, 2016.

The three and six months ended June 30, 2017, included pre-tax gains of $510 million, primarily related to the sale of South Texas operations. Excluding the gains on sale, the increase in earnings for the three and six months ended June 30, 2017, compared to the same periods of 2016, was mainly due to higher commodity prices for all products and lower DD&A rates.

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and six months ended June 30, 2017, and 2016.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended June 30		Six months ended June 30
Production Volumes per Day	2017	2016	2017	2016

Oil (MBBL)
United States	195	190	194	193
Middle East	151	168	151	175
Latin America	32	34	30	36
NGLs (MBBL)
United States	53	52	52	54
Middle East	32	30	30	26
Natural Gas (MMCF)
United States	286	357	321	372
Middle East	532	708	487	648
Latin America	7	8	7	8
Total Production Volumes (MBOE) (a)	601	653	593	655

	Three months ended June 30		Six months ended June 30
Sales Volumes per Day	2017	2016	2017	2016

Oil (MBBL)
United States	195	190	194	193
Middle East	151	172	151	177
Latin America	34	38	30	36
NGLs (MBBL)
United States	53	52	52	54
Middle East	32	29	30	25
Natural Gas (MMCF)
United States	286	357	321	372
Middle East	532	708	487	648
Latin America	7	8	7	8
Total Sales Volumes (MBOE) (a)	603	660	593	656
(See footnote following the table below)

The following tables set forth the production and sales volumes of ongoing operations for oil, NGLs and natural gas per day for the three and six months ended June 30, 2017 and 2016, excluding operations sold, exited or exiting.

	Three months ended June 30		Six months ended June 30
Production Volumes per Day from Ongoing Operations	2017	2016	2017	2016

Oil (MBBL)
United States (b)	195	187	193	190
Middle East (c)	151	162	151	162
Latin America	32	34	30	36
NGLs (MBBL)
United States (b)	51	47	49	48
Middle East	32	30	30	26
Natural Gas (MMCF)
United States (b)	254	239	251	230
Middle East (c)	532	481	487	420
Latin America	7	8	7	8
Total Production Ongoing Operations (MBOE)	594	581	577	571
Operations Sold, Exited and Exiting	7	72	16	84
Total Production Volumes (MBOE) (a)	601	653	593	655

	Three months ended June 30		Six months ended June 30
Sales Volumes per Day from Ongoing Operations	2017	2016	2017	2016

Oil (MBBL)
United States (b)	195	187	193	190
Middle East (c)	151	166	151	164
Latin America	34	38	30	36
NGLs (MBBL)
United States (b)	51	47	49	48
Middle East	32	29	30	25
Natural Gas (MMCF)
United States (b)	254	239	251	230
Middle East (c)	532	481	487	420
Latin America	7	8	7	8
Total Sales Ongoing Operations (MBOE)	596	588	577	572
Operations Sold, Exited and Exiting	7	72	16	84
Total Sales Volumes (MBOE) (a)	603	660	593	656
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Natural gas volumes have been converted to thousands of barrels of oil equivalent (MBOE) based on energy content of six million cubic feet (MMCF) of gas to one thousand barrels of oil (MBOE). Barrels of oil equivalence does not necessarily result in price equivalence.
(b) Excludes 2 MBBL and 32 MMCF of NGLs and gas for the three months ended June 30, 2017 related to South Texas and 3 MMBL, 5 MBBL, and 118 MMCF of oil, NGLs, and gas for the three months ended June 30, 2016, related to South Texas. Excludes 1 MBBL, 3 MMBL and 70 MMCF of oil, NGLs and gas for the six months ended June 30, 2017 related to South Texas and 3 MBBL, 6 MMBL, and 142 MMCF of oil, NGLs, and gas for the six months ended June 30, 2016, related to South Texas and Piceance.
(c) Excludes 6 MBBL and 227 MMCF of oil and gas for the three months ended June 30, 2016, related to Bahrain. Excludes 13 MBBL and 228 MMCF of oil and gas for the six months ended June 30, 2016, related to Bahrain and Iraq.

Total average daily production volumes were 601,000 barrels of oil equivalent (BOE) for the second quarter of 2017 compared to 653,000 BOE for the second quarter of 2016. In April 2017, Occidental completed the sale of its non-core South Texas operations. In 2016, Occidental completed the sale of the Piceance Basin operations and exited Bahrain, Iraq, Libya and Yemen. These domestic and international operations produced average daily volumes of 7,000 BOE and 72,000 BOE in the second quarters of 2017 and 2016, respectively. For the second quarter of 2017, total company average daily oil and gas production volumes for ongoing operations increased by 13,000 BOE to 594,000 BOE from 581,000 BOE in the second quarter of 2016. Compared to the second quarter of 2016, domestic average daily production for ongoing operations increased by 15,000 BOE to 289,000 BOE in the second quarter of 2017 with Permian Resources increasing by 12,000 BOE. International average daily production for ongoing operations decreased to 305,000 BOE in the second quarter of 2017 from 307,000 BOE in the second quarter of 2016. The decrease in international production is primarily attributable to lower oil production in Qatar due to national oil company production quotas, partially offset by higher production at Al Hosn Gas.

Total average daily production volumes for the first six months of 2017 and 2016 were 593,000 BOE and 655,000 BOE, respectively. For the first six months of 2017 and 2016, non-core operations produced average daily volumes of 16,000 BOE and 84,000 BOE, respectively. For the first six months of 2017, total company average daily oil and gas production volumes for ongoing operations increased by 6,000 BOE to 577,000 BOE from 571,000 BOE for the first six months of 2016. Domestic average daily production for ongoing operations increased by 8,000 BOE for the first six months of 2017, as compared to the first six months of 2016, with Permian Resources increasing by 6,000 BOE. International average daily production decreased to 293,000 BOE for the first six months of 2017 from 295,000 BOE for the first six months 2016. The decrease in international production reflected lower production in Qatar due to national oil company production quotas and lower production in Colombia, partially offset by higher production at Al Hosn Gas.

The following tables present information about Occidental's average realized prices and index prices for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30		Six months ended June 30
Average Realized Prices	2017	2016	2017	2016
Oil ($/BBL)
United States	$44.94	$41.43	$46.78	$35.33
Middle East	$49.51	$37.80	$49.57	$33.66
Latin America	$42.60	$39.26	$45.12	$33.72
Total Worldwide	$46.55	$39.66	$47.77	$34.46
NGLs ($/BBL)
United States	$20.47	$14.25	$21.75	$12.04
Middle East	$16.31	$15.21	$17.35	$14.38
Total Worldwide	$18.90	$14.59	$20.18	$12.80
Natural Gas ($/MCF)
United States	$2.23	$1.46	$2.48	$1.48
Latin America	$5.18	$3.36	$4.96	$3.76
Total Worldwide	$1.81	$1.26	$1.93	$1.26

	Three months ended June 30		Six months ended June 30
Average Index Prices	2017	2016	2017	2016
WTI oil ($/BBL)	$48.29	$45.59	$50.10	$39.52
Brent oil ($/BBL)	$50.92	$46.97	$52.79	$41.03
NYMEX gas ($/MCF)	$3.14	$1.97	$3.20	$2.02

Average Realized Prices as Percentage of Average Index Prices	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Worldwide oil as a percentage of average WTI	96%	87%	95%	87%
Worldwide oil as a percentage of average Brent	91%	84%	90%	84%
Worldwide NGLs as a percentage of average WTI	39%	32%	40%	32%
Domestic natural gas as a percentage of average NYMEX	71%	74%	78%	73%

Worldwide commodity prices for the second quarter of 2017 were higher than the second quarter of 2016. The average quarterly WTI and Brent prices increased to $48.29 per barrel and $50.92 per barrel, respectively, for the second quarter of 2017, compared to $45.59 per barrel and $46.97 per barrel, respectively, for the second quarter of 2016. Worldwide realized crude oil prices increased by 17 percent to $46.55 per barrel for the second quarter of 2017, compared to $39.66 per barrel in the second quarter of 2016. Worldwide realized NGL prices increased by 30 percent to $18.90 per barrel in the second quarter of 2017, compared to $14.59 per barrel in the second quarter of

2016. Domestic realized natural gas prices increased by 53 percent in the second quarter of 2017 to $2.23 per MCF, compared to $1.46 per MCF in the second quarter of 2016.

Worldwide commodity prices for the first six months of 2017 were higher than the same period of 2016. Worldwide realized crude oil prices increased by 39 percent to $47.77 per barrel for the first six months of 2017, compared to $34.46 per barrel for the same period of 2016. Worldwide realized NGL prices increased by 58 percent to $20.18 per barrel for the first six months of 2017, compared to $12.80 per barrel for the same period of 2016. Domestic realized natural gas prices increased by 68 percent for the first six months of 2017 to $2.48 per MCF, compared to $1.48 per MCF for the same period of 2016.

Occidental’s financial results correlate closely to the prices it obtains for its products. Significant declines in commodity prices may result in impairments to reduce the carrying value of Occidental’s oil and gas properties, while also reducing the amount of volumes that can be produced economically and the quantity and present value of proved reserves.

Chemical Segment

The following table summarizes the key factors impacting segment earnings for the three and six months ended June 30, 2017:

Chemical segment results roll-forward	Three months ended June 30	Six months ended June 30
	2017	2017

Chemical prior year results(a)	$88	$214
Sales price	137	263
Sales volume / mix	54	80
Operations / manufacturing	(90)	(191)
All others(b)	41	34
Chemical current year segment earnings	$230	$400

(a) Excludes gain on sale of the Occidental Tower in Dallas and a non-core specialty chemicals business of $88 million for the six months ended June 30, 2016.
(b) Includes equity income from the Ingleside joint venture ethylene cracker.

The higher earnings for the three and six months ended June 30, 2017, compared to the same periods in 2016, reflected higher realized pricing for caustic soda, improved vinyls margins, and higher sales volumes across most product lines and equity income from the joint venture ethylene cracker in Ingleside, Texas, partially offset by higher natural gas costs.

Midstream and Marketing Segment

The following table summarizes the key factors impacting segment earnings for the three and six months ended June 30, 2017:

Midstream and Marketing segment results roll-forward	Three months ended June 30	Six months ended June 30
	2017	2017

Midstream and Marketing prior year results	$(58)	$(153)
Marketing	62	86
Gas plants	(5)	8
Pipelines	22	35
Power generation	(1)	(1)
All others	5	3
Midstream and Marketing current year results	$25	$(22)
Significant transactions and events
Non-cash fair value gain on Plains equity investment	$94	$94

Midstream and Marketing current year segment earnings	$119	$72

The higher results reflected higher crude oil marketing margins due to improved Midland to Gulf Coast spreads and income from the Ingleside Crude Terminal.

Liquidity and Capital Resources

At June 30, 2017, Occidental had $2.2 billion in cash. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments and, if necessary, through future borrowings or proceeds from other forms of capital issuance.

Net cash provided by operating activities was $2.5 billion and $1.8 billion for the six months ended June 30, 2017, and 2016, respectively. Cash flows in the first six months of 2017 were positively impacted by improved commodity prices in both the oil and gas and chemicals segments, and federal income tax refunds of $749 million. Operating cash flows in 2016 benefited from $882 million for the Ecuador settlement and $302 million of federal income tax refunds. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $1.4 billion for the first six months of 2017, compared to $1.3 billion for the same period of 2016. Capital expenditures for the first six months of 2017 were $1.5 billion of which $1.2 billion was for the oil and gas segment. Capital expenditures were $1.2 billion for the first six months of 2016, of which $0.9 billion was for the oil and gas segment.  In the first six months of 2017, Occidental increased its capital expenditures compared to the prior year period primarily as a result of increased Permian Basin drilling activity. The change in capital accrual for both periods reflected amounts paid in the first half of the current year related to capital expenditures incurred and accrued in the fourth quarter of the preceding year. Proceeds from the sale of assets of $609 million primarily reflected the sale of Occidental's South Texas operations. Asset acquisitions of $377 million mainly reflected domestic acquisitions and the Oman Block 9 bonus payment.

Occidental’s net cash used by financing activities was $1.2 billion for the first six months of 2017, compared to cash provided by financing activities of $66 million for the same period of 2016. Cash used by financing activities in the first six months of 2017 primarily reflected the payment of dividends. In the first six months of 2016, restricted cash of $1.2 billion was used to pay dividends and repay debt. In the first six months 2016, Occidental issued $2.75 billion of senior notes, repaid $700 million of 2.5-percent senior notes due February 2016 and $750 million of 4.125-percent senior notes due June 2016, and completed the early redemption of $1.25 billion of 1.75-percent senior notes due February 2017.

As of June 30, 2017, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of June 30, 2017, and December 31, 2016, were not material to Occidental's consolidated condensed balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses which it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2017, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the 2016 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first six months of 2017 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding other legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2016 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the six months ended June 30, 2017, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2017	—		$—	—
April 1 - 30, 2017	—		$—	—
May 1 - 31, 2017	—		$—	—
June 1 - 30, 2017	96,828	(b)	$60.77	—
Second Quarter 2017	96,828		60.77	—
Total	96,828		$60.77	—	63,756,544

(a)
Represents the total number of shares remaining at June 30, 2017, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 6.    Exhibits

10.1*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award for Non-Employee Directors (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.2*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award for Non-Employee Directors (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.3	Separation Agreement, effective June 27, 2017.

10.4	Sign-on agreement with Chief Financial Officer.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended June 30, 2017, and 2016, and for each of the five years in the period ended December 31, 2016.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	August 2, 2017	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer

EXHIBIT INDEX
EXHIBITS

10.1*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award for Non-Employee Directors (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.2*
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award for Non-Employee Directors (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.3	Separation Agreement, effective June 27, 2017.

10.4	Sign-on agreement with Chief Financial Officer.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended June 30, 2017, and 2016, and for each of the five years in the period ended December 31, 2016.

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