Form 10-Q
period 2017-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2017-11-01
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common stock $.20 par value	765,245,347

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2017, AND DECEMBER 31, 2016
(Amounts in millions)

	2017	2016

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,806	$2,233

Trade receivables, net	3,749	3,989

Inventories	1,007	866

Other current assets	483	1,340

Total current assets	7,045	8,428

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,526	1,401

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $38,250 at September 30, 2017, and $38,956 at December 31, 2016	32,065	32,337

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	807	943

TOTAL ASSETS	$41,443	$43,109

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2017, AND DECEMBER 31, 2016
(Amounts in millions except share amounts)

	2017	2016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$500	$—
Accounts payable	3,734	3,926
Accrued liabilities	2,128	2,436
Total current liabilities	6,362	6,362

LONG-TERM DEBT, NET	9,326	9,819

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	978	1,132
Other	4,108	4,299
Total deferred credits and other liabilities	5,086	5,431

STOCKHOLDERS' EQUITY
Common stock, at par value (893,416,414 shares at September 30, 2017, and 892,214,604 shares at December 31, 2016)	179	178
Treasury stock (128,171,067 shares at September 30, 2017, and 127,977,306 shares at December 31, 2016)	(9,154)	(9,143)
Additional paid-in capital	7,850	7,747
Retained earnings	22,032	22,981
Accumulated other comprehensive loss	(238)	(266)
Total stockholders’ equity	20,669	21,497

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,443	$43,109

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017, AND 2016
(Amounts in millions, except per-share amounts)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

REVENUES AND OTHER INCOME
Net sales	$2,999	$2,648	$9,016	$7,302
Interest, dividends and other income	20	25	72	72
Gain on sale of assets, net	86	60	598	198
	3,105	2,733	9,686	7,572
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,357	1,338	4,269	3,863
Selling, general and administrative and other operating expenses	352	316	976	926
Taxes other than on income	76	61	221	210
Depreciation, depletion and amortization	995	1,046	2,926	3,218
Asset impairments and related items	11	221	24	299
Exploration expense	8	9	27	45
Interest and debt expense, net	91	68	258	216
	2,890	3,059	8,701	8,777

Income (loss) before income taxes and other items	215	(326)	985	(1,205)
Benefit (provision) for domestic and foreign income taxes	(85)	30	(448)	329
Income from equity investments	60	58	277	142
Income (loss) from continuing operations	190	(238)	814	(734)
Discontinued operations, net	—	(3)	—	432
NET INCOME (LOSS)	$190	$(241)	$814	$(302)

BASIC EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$0.25	$(0.31)	$1.06	$(0.96)
Discontinued operations, net	—	(0.01)	—	0.56
BASIC EARNINGS PER COMMON SHARE	$0.25	$(0.32)	$1.06	$(0.40)

DILUTED EARNINGS PER COMMON SHARE
Income (loss) from continuing operations	$0.25	$(0.31)	$1.06	$(0.96)
Discontinued operations, net	—	(0.01)	—	0.56
DILUTED EARNINGS PER COMMON SHARE	$0.25	$(0.32)	$1.06	$(0.40)

DIVIDENDS PER COMMON SHARE	$0.77	$0.76	$2.29	$2.26

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017, AND 2016
(Amounts in millions)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Net income (loss)	$190	$(241)	$814	$(302)
Other comprehensive income (loss) items:
Foreign currency translation gains	2	—	3	1
Unrealized gains (losses) on derivatives (a)	8	1	14	(12)
Pension and postretirement gains (b)	4	4	12	16
Reclassification to income of realized (gains) losses on derivatives(c)	—	—	(1)	8
Other comprehensive income, net of tax	14	5	28	13
Comprehensive income (loss)	$204	$(236)	$842	$(289)

(a)	Net of tax of $(5) and $(1) for the three months ended September 30, 2017, and 2016, respectively, and $(8) and $6 for the nine months ended September 30, 2017, and 2016, respectively.

(b)	Net of tax of $(3) and $(2) for the three months ended September 30, 2017, and 2016, respectively, and $(7) and $(9) for the nine months ended September 30, 2017, and 2016, respectively.

(c)	Net of tax of zero for the three months ended September 30, 2017, and 2016, and $1 and $(4) for the nine months ended September 30, 2017, and 2016, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Amounts in millions)

	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$814	$(302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	—	(432)
Depreciation, depletion and amortization of assets	2,926	3,218
Deferred income tax benefit	(111)	(162)
Other noncash charges to income	170	79
Gain on sale of assets, net	(598)	(198)
Asset impairments and related items	24	139
Undistributed earnings from affiliates	(70)	(4)
Dry hole expenses	8	33
Changes in operating assets and liabilities, net	(310)	(460)
Other operating, net	722	(313)
Operating cash flow from continuing operations	3,575	1,598
Operating cash flow from discontinued operations	—	870
Net cash provided by operating activities	3,575	2,468

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,439)	(1,845)
Change in capital accrual	20	(207)
Payments for purchases of assets and businesses	(1,060)	(82)
Proceeds from sale of assets	1,293	323
Equity investments and other, net	(75)	(165)
Net cash used by investing activities	(2,261)	(1,976)

CASH FLOW FROM FINANCING ACTIVITIES
Change in restricted cash	—	1,193
Proceeds from long-term debt, net	—	2,718
Payment of long-term debt, net	—	(2,710)
Proceeds from issuance of common stock	25	32
Purchases of treasury stock	(12)	(22)
Cash dividends paid	(1,754)	(1,724)
Net cash used by financing activities	(1,741)	(513)

Decrease in cash and cash equivalents	(427)	(21)
Cash and cash equivalents — beginning of period	2,233	3,201
Cash and cash equivalents — end of period	$1,806	$3,180

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2017, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017, and 2016, and cash flows for the nine months ended September 30, 2017, and 2016. The income and cash flows for the periods ended September 30, 2017, and 2016 are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

In the third quarter of 2017, Occidental closed on two divestitures of non-strategic acreage in the Midland Basin for approximately $0.6 billion, resulting in a pre-tax gain of approximately $81 million. The assets related to these operations primarily included property, plant and equipment. Concurrently, Occidental purchased additional ownership interests and assumed operatorship in CO2 enhanced oil recovery (EOR) properties located in the Seminole-San Andres Unit for approximately $0.6 billion which was primarily allocated to proved property.
In April 2017, Occidental completed the sale of its South Texas operations for net proceeds of $0.5 billion resulting in pre-tax gain of $0.5 billion.
3. Accounting and Disclosure Changes

In August 2017, the Financial Accounting Standards Board (FASB) released targeted improvements to hedge accounting standards that will expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company's risk management activities. These rules also decrease the cost and complexity of hedge accounting. The new rules are effective for fiscal years beginning after December 15, 2018. Occidental is currently evaluating the effect of the new rules on its hedges.

In March 2017, FASB issued guidance related to presentation of net periodic pension cost and net periodic postretirement benefit cost. The rules become effective for annual periods beginning after December 15, 2017. These rules are not expected to have a material impact to Occidental's financial statements upon adoption.

In 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard Topic 606 - Revenue from Contracts with Customers, previously issued in May 2014. Under the new standard, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Occidental will adopt the standard using the modified retrospective approach and recognize a cumulative effect adjustment to Retained Earnings as of January 1, 2018. Occidental continues to make progress on evaluating the accounting implications of the standard and has stratified all revenue streams within each operating segment and has compiled an inventory of all contracts. A representative sample of contracts has been pulled from these significant revenue streams and reviewed in detail against the requirements of the new standard to identify whether such contracts are in scope of the new standard; whether there will be material changes in the timing or amount of revenue recognized; whether processes and controls are in place to evaluate new contracts for revenue recognition and to assemble any additional required disclosures. The Entities with Oil and Gas Producing Activities Revenue Recognition Task Force of the American Institute of Certified Public Accountants and certain public accounting firms have published guides and interpretations. Occidental is reviewing recently released interpretations against the sample of contracts. Additionally, Occidental is training accounting staff on the new standard and finalizing estimates of potential financial impacts. Occidental has identified controls related to the implementation of the new standard, and the ongoing assessment of revenue accounting for existing and new contracts, and controls over the preparation of the newly required disclosures. Based upon work performed through September 30, 2017, Occidental does not currently anticipate a material impact to earnings as a result of adopting the new standard and is continuing to evaluate the impact of this and other provisions of the standard on its accounting policies, internal controls and consolidated financial statements and related disclosures.

In February 2016, the FASB issued rules which require Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset and lease liability for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments and the corresponding right-of-use asset on the balance sheet for most leases. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement and presentation of expenses and cash flows by a lessee. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Occidental is the lessee under various agreements for real estate, equipment, plants and facilities, aircraft, IT hardware and vehicles that are currently accounted for as operating leases, refer to Note 6, Lease Commitments in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2016. As a result, these new rules will increase reported assets and liabilities. Occidental will not be an early adopter of this standard. Occidental will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019, using a modified retrospective approach, including several optional practical expedients related to leases commenced before the effective date. Occidental is currently evaluating the effect of these rules on its financial statements, training accounting staff and developing an internal interim software solution for the identification, documentation and tracking of leases in order to create an adoption plan based on Occidental's population of leases under the revised definition of leases. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standard will extend over future periods.

4. Supplemental Cash Flow Information

Occidental paid foreign and state income taxes of $553 million and $442 million during the nine months ended September 30, 2017, and 2016, respectively. Occidental received federal income tax refunds of $749 million and $302 million in the nine months ended September 30, 2017, and 2016, respectively. Interest paid totaled $266 million and $224 million in the nine months ended September 30, 2017, and 2016, respectively.

5. Inventories

Inventories as of September 30, 2017, and December 31, 2016, consisted of the following (in millions):

	2017	2016
Raw materials	$74	$65
Materials and supplies	449	446
Finished goods	519	395
	1,042	906

Revaluation to LIFO	(35)	(40)
Total	$1,007	$866

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

As of September 30, 2017, Occidental participated in or monitored remedial activities or proceedings at 148 sites.  The following table presents Occidental’s environmental remediation reserves as of September 30, 2017. The current portion of $131 million is included in accrued liabilities and the noncurrent portion of $732 million is included in deferred credits and other liabilities — other.  The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)
NPL sites	34	$458
Third-party sites	69	164
Occidental-operated sites	15	108
Closed or non-operated Occidental sites	30	133
Total	148	$863

As of September 30, 2017, Occidental’s environmental reserves exceeded $10 million each at 16 of the 148 sites described above, and 88 of the sites each had reserves of $1 million or less.  Based on current estimates, Occidental expects to expend funds corresponding to approximately half of the current environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its estimable amount of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could range up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (see further discussion below), has not changed materially since December 31, 2016.
When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus Energy Corporation (Maxus), formerly a subsidiary of YPF S.A. (YPF), agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with cleanup and other costs associated with the sites subject to the indemnity, including the Site. Occidental is pursuing Maxus’ current and former parent companies, YPF and Repsol, as the alter egos of Maxus, to recover all indemnified costs, which will include costs to be incurred at the Site.
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
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and the remediation called for in the AOC and the ROD, as well as for certain other Maxus-indemnified sites. Occidental’s accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC, the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation (Plan) to liquidate

Maxus and create a trust to pursue claims against YPF, Repsol and others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan became final and the trust became effective. Among other responsibilities, the trust will pursue claims against YPF, Repsol and others and distribute assets to Maxus’ creditors in accordance with the trust agreement and Plan.

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

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 6, Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of September 30, 2017, and December 31, 2016, were not material to Occidental’s consolidated condensed balance sheets.

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

Indemnities to Third Parties

Occidental, its subsidiaries or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2017, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three and nine months ended September 30, 2017, and 2016 (in millions):

Three months ended September 30	2017		2016
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$2	$5	$2	$4
Interest cost	4	9	4	9
Expected return on plan assets	(6)	—	(6)	—
Recognized actuarial loss	2	3	3	3
Settlement loss	—	—	—	—
Total	$2	$17	$3	$16

Nine months ended September 30	2017		2016
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit
Service cost	$6	$15	$6	$14
Interest cost	12	29	12	29
Expected return on plan assets	(18)	—	(18)	—
Recognized actuarial loss	6	11	9	14
Settlement loss	—	—	2	—
Total	$6	$55	$11	$57

Occidental contributed approximately $1 million and zero in the three months ended September 30, 2017, and 2016, respectively, and approximately $3 million and $2 million in the nine months ended September 30, 2017, and 2016, respectively, to its defined benefit plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2017, and December 31, 2016 (in millions):

Embedded Derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Fair Value Measurements at September 30, 2017:
Liabilities:
Accrued Liabilities	$—	$54	$—	$—	$54
Deferred credits and other liabilities - other	$—	$183	$—	$—	$183

Fair Value Measurements at December 31, 2016:
Liabilities:
Accrued Liabilities	$—	$43	$—	$—	$43
Deferred credits and other liabilities - other	$—	$178	$—	$—	$178

Fair Values — Nonrecurring

During the nine months ended September 30, 2017, Occidental did not have any assets or liabilities measured at fair value on a nonrecurring basis. During the year ended December 31, 2016, Occidental recognized pre-tax impairment charges of $15 million related to proved oil and gas properties.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term, fixed-rate debt, approximate fair value. The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair value of Occidental’s debt as of September 30, 2017, and December 31, 2016, was $10.3 billion and $10.2 billion, respectively, and its carrying value net of unamortized discount and debt issuance costs as of September 30, 2017, and December 31, 2016, was $9.8 billion. The majority of Occidental's debt is classified as Level 1, with $225 million classified as Level 2.

10. Derivatives

Occidental uses a variety of derivative financial instruments and physical contracts, including those designated as cash-flow hedges, to manage its exposure to commodity price fluctuations, transportation commitments and to fix margins on the future sale of stored volumes of oil and natural gas. Where Occidental buys product for its own consumption or sells its production to a defined customer, Occidental may elect normal purchases and normal sales exclusions. Occidental usually applies cash-flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies to lock in margins. Occidental also enters into derivative financial instruments for speculative or trading purposes; however, the results of any transactions are immaterial to the marketing portfolio.

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

Credit Risk

The majority of Occidental's counterparty credit risk is related to the physical delivery of energy commodities to its customers and their inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into master netting arrangements with counterparties and by requiring collateral or other credit risk-mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Occidental also enters into future contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.

Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2017, and December 31, 2016.

Cash-Flow Hedges

Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. These agreements continue through 2018. As of September 30, 2017, Occidental had approximately 7 billion cubic feet (Bcf) of natural gas held in storage, and had cash-flow hedges for the forecasted sales to be settled by physical delivery of approximately 6 Bcf of stored natural gas. As of December 31, 2016, Occidental had approximately 7 Bcf of natural gas held in storage, and had cash-flow hedges for the forecasted sales, to be settled by physical delivery, of approximately 7 Bcf of stored natural gas. The amount of cash-flow hedges, including the ineffective portion, was immaterial for the nine months ended September 30, 2017, and the year ended December 31, 2016.

Derivatives Not Designated as Hedging Instruments

The following table summarizes the amounts reported in net sales related to the outstanding commodity derivative instruments not designated as hedging instruments as of September 30, 2017, and December 31, 2016:

(in millions, except Long/(Short) volumes)	2017	2016
Unrealized gain (loss) on derivatives not designated as hedges
Oil commodity contracts	$(30)	$(5)
Natural gas commodity contracts	$1	$1

Outstanding net volumes on derivatives not designated as hedges
Oil Commodity Contracts
Volume (MMBL)	65	67
Price Per Bbl	$50.11	$53.86

Natural gas commodity contracts
Volume (Bcf)	(43)	(12)
Price Per MMBTU	$2.65	$3.19

Fair Value of Derivatives

The following tables presents the gross and net fair values of Occidental’s outstanding derivatives as of September 30, 2017, and December 31, 2016 (in millions):

As of September 30, 2017		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	(Commodity Contracts)	Level 1	Level 2	Level 3
Assets:
Cash-flow hedges: (a)
Other current assets		$—	$1	$—	$—	$1
Long-term receivables and other assets, net		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Other current assets		$345	$61	$—	$(387)	$19
Long-term receivables and other assets, net		$29	$2	$—	$(29)	$2
Liabilities:
Cash-flow hedges: (a)
Accrued liabilities		$—	$—	$—	$—	$—
Deferred credits and liabilities		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Accrued liabilities		$371	$63	$—	$(387)	$47
Deferred credits and liabilities		$27	$5	$—	$(29)	$3

As of December 31, 2016		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	(Commodity Contracts)	Level 1	Level 2	Level 3
Assets:
Cash-flow hedges: (a)
Other current assets		$—	$1	$—	$—	$1
Long-term receivables and other assets, net		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Other current assets		$166	$57	$—	$(196)	$27
Long-term receivables and other assets, net		$2	$3	$—	$(2)	$3
Liabilities:
Cash-flow hedges (a)
Accrued liabilities		$—	$6	$—	$—	$6
Deferred credits and liabilities		$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments: (a)
Accrued liabilities		$172	$51	$—	$(196)	$27
Deferred credits and liabilities		$1	$6	$—	$(2)	$5

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to netting arrangements and presented on a net basis in the consolidated condensed balance sheets.

(b)
These amounts do not include collateral. As of September 30, 2017, collateral received of $2 million has been netted against derivative assets and collateral paid of $31 million has been netted against derivative liabilities. As of December 31, 2016, collateral received of $4 million has been netted against derivative assets and collateral paid of $13 million has been netted against derivative liabilities. Collateral deposited by Occidental, mainly for initial margin, of $33 million and $25 million as of September 30, 2017, and December 31, 2016, respectively, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated condensed balance sheets.

11. Industry Segments

Occidental conducts its operations through three segments: (1) oil and gas (2) chemical and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGLs) and natural gas.  The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

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

The following tables present Occidental’s industry segments (in millions):

	Oil			Midstream	Corporate
	and			and	and
	Gas		Chemical	Marketing	Eliminations		Total
Three months ended September 30, 2017
Net sales	$1,865		$1,071	$266	$(203)		$2,999
Pre-tax operating profit (loss)	$220	(a)	$200	$4	$(149)	(b)	$275
Income taxes	—		—	—	(85)	(c)	(85)
Net income (loss)	$220		$200	$4	$(234)		$190

Three months ended September 30, 2016
Net sales	$1,660		$988	$202	$(202)		$2,648
Pre-tax operating profit (loss)	$(51)	(d)	$117	$(180)	$(154)	(b)	$(268)
Income taxes	—		—	—	30	(c)	30
Discontinued operations, net	—		—	—	(3)		(3)
Net income (loss)	$(51)		$117	$(180)	$(127)		$(241)

	Oil				Midstream		Corporate
	and				and		and
	Gas		Chemical		Marketing		Eliminations		Total
Nine months ended September 30, 2017
Net sales	$5,607		$3,295		$747		$(633)		$9,016
Pre-tax operating profit (loss)	$1,067	(a)	$600		$76	(e)	$(481)	(b)	$1,262
Income taxes	—		—		—		(448)	(c)	(448)
Net income (loss)	$1,067		$600		$76		$(929)		$814

Nine months ended September 30, 2016
Net sales	$4,560		$2,786		$476		$(520)		$7,302
Pre-tax operating profit (loss)	$(653)	(d)	$419	(f)	$(333)		$(496)	(b)	$(1,063)
Income taxes	—		—		—		329	(c)	329
Discontinued operations, net	—		—		—		432		432
Net income (loss)	$(653)		$419		$(333)		$265		$(302)

(a) The three and nine months ended September 30, 2017, included pre-tax gains on sale of non-strategic acreage in the Midland Basin of $81 million. The nine months ended September 30, 2017, also included pre-tax gains of $510 million on sale of domestic oil and gas assets, including South Texas.
(b) Included unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.
(c) Included all foreign and domestic income taxes from continuing operations.
(d) The three and nine months ended September 30, 2016, included pre-tax impairment charges of $112 million related to Occidental's former Libya operations and $160 million related to terminated crude oil supply contracts partially offset by pre-tax gains of $59 million on the sale of South Texas Eagle Ford non-operated properties. The nine months ended September 30, 2016, also reflected a $121 million pre-tax gain on the sale of Occidental's Piceance Basin operations in Colorado.
(e) Included a pre-tax non-cash fair value gain of $94 million on the Plains equity investment.
(f) Included a pre-tax gain on sale of $57 million and $31 million related to the Occidental Tower in Dallas, Texas, and a non-core specialty chemicals business, respectively.

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2017, and 2016 (in millions, except per-share amounts):

	Three months ended September 30		Nine months ended September 30

	2017	2016	2017	2016
Basic EPS
Income (loss) from continuing operations	$190	$(238)	$814	$(734)
Discontinued operations, net	—	(3)	—	432
Net income (loss)	190	(241)	814	(302)

Less: Net income allocated to participating securities	(1)	—	(4)	—
Net income (loss), net of participating securities	189	(241)	810	(302)

Weighted average number of basic shares	765.5	764.0	764.9	763.7
Basic EPS	$0.25	$(0.32)	$1.06	$(0.40)

Diluted EPS
Net income (loss), net of participating securities	$189	$(241)	$810	$(302)
Weighted average number of basic shares	765.5	764.0	764.9	763.7
Dilutive effect of potentially dilutive securities	0.9	—	0.8	—
Total diluted weighted average common shares	766.4	764.0	765.7	763.7
Diluted EPS	$0.25	$(0.32)	$1.06	$(0.40)

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

Consolidated Results of Operations

Occidental reported net income of $190 million for the third quarter of 2017 on net sales of $3.0 billion, compared to a net loss of $241 million on net sales of $2.6 billion for the third quarter of 2016. Diluted earnings per share was $0.25 for the third quarter of 2017, compared to a diluted loss of $0.32 per share for the third quarter of 2016.

Occidental reported net income of $814 million for the first nine months of 2017 on net sales of $9.0 billion, compared to a net loss of $302 million on net sales of $7.3 billion for the same period in 2016. Diluted earnings per share was $1.06 per share for the first nine months of 2017, compared to a diluted loss per share of $0.40 for the same period of 2016. Net income for the nine months ended September 30, 2016, included income from discontinued operations of $432 million or diluted income of $0.56 per share for the same period of 2016.

The third quarter of 2017 reflected the impact of Hurricane Harvey which reduced Chemical and Midstream and Marketing segment earnings by $70 million and reduced average daily production by 1,000 BOE in the Permian Resources operations. The increase in net income for the three and nine months ended September 30, 2017, compared to the same periods in 2016, reflected higher oil and NGLs prices, higher chemical sales prices across most products and lower asset impairment and related charges. The increase in net income for the nine months ended September 30, 2017, compared to the same period of 2016, also reflected higher gains on sale of assets, lower depreciation, depletion and amortization rates and the addition of equity income from the Ingleside ethylene cracker and the fair value gain on the Plains equity investment.

Selected Statements of Operations Items

Net sales increased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, due to higher realized crude oil and NGLs prices and higher sale prices across most chemical product lines. The increase in net sales for the nine months ended September 30, 2017, also reflected higher chemical sales volumes across most products and higher realized domestic natural gas prices in the oil and gas segment. Gain on sale of assets, net, totaling $598 million for the nine months ended September 30, 2017, primarily reflected gains on the sale of the South Texas operations and the sale of non-strategic acreage in the Midland Basin. Gain on sale of assets, net, for the nine months ended September 30, 2016, primarily reflected the sales of the Piceance Basin operations in Colorado for a pre-tax gain of $121 million, the South Texas Eagle Ford non-operated properties for a pre-tax gain of $59 million, the Occidental Tower building in Dallas for a pre-tax gain of $57 million and a non-core specialty chemical business for a pre-tax gain of $31 million.

Compared to the same periods of 2016, cost of sales for the nine months ended September 30, 2017, reflected higher raw materials and energy costs in the chemical segment and higher energy and purchase injectant and gas plant costs in the oil and gas segment. Compared to the same periods of 2016, DD&A expense for the three and nine months ended September 30, 2017, reflected improved DD&A rates and the sale of oil and gas assets. The nine months ended September 30, 2016 reflected impairment and related charges of $112 million related to Occidental’s former Libya operations and $160 million related to terminated crude oil supply contracts.

The increases in domestic and foreign income tax provisions for the three and nine months ended September 30, 2017, compared to the income tax benefits for same periods of 2016, reflect higher pre-tax operating income. In addition, the 2016 benefits included a tax benefit associated with the relinquishment of foreign exploration blocks not included in the 2017 provision.

The increase in income from equity investments for the nine months ended September 30, 2017, reflected a non-cash fair value gain on the Plains equity investment and equity income from the Ingleside ethylene cracker, which commenced operations in February 2017.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents and restricted cash.

The increase in inventories at September 30, 2017, compared to December 31, 2016, reflected higher crude oil storage and prices. The decrease in other current assets is primarily related to receipt of a federal tax refund relating to the 2016 net operating loss carryback. The decrease in property, plant and equipment at September 30, 2017, compared to December 31, 2016, reflected current year DD&A of $2.9 billion partially offset by capital expenditures of $2.4 billion.

Current maturities of long-term debt at September 30, 2017, reflected the reclassification of 1.5-percent senior notes due February 2018 from long-term debt. The decrease in accrued liabilities at September 30, 2017, is mainly due to payments for the extension of Oman Block 9 and litigation settlements in the Chemical segment. The decrease in long term other liabilities at September 30, 2017, is mainly due to the decrease in asset retirement obligations for the South Texas assets that were sold in April.

Segment Operations

Occidental conducts its operations through three segments: (1) oil and gas (2) chemical and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGLs and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGLs, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2017, and 2016 (in millions):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Net Sales (a)
Oil and Gas	$1,865	$1,660	$5,607	$4,560
Chemical	1,071	988	3,295	2,786
Midstream and Marketing	266	202	747	476
Eliminations	(203)	(202)	(633)	(520)
	$2,999	$2,648	$9,016	$7,302
Segment Results (b)
Oil and Gas	$220	$(51)	$1,067	$(653)
Chemical	200	117	600	419
Midstream and Marketing	4	(180)	76	(333)
	424	(114)	1,743	(567)
Unallocated Corporate Items (b)
Interest expense, net	(85)	(62)	(244)	(203)
Income tax benefit (provision)	(85)	30	(448)	329
Other expense, net	(64)	(92)	(237)	(293)

Income (loss) from continuing operations	190	(238)	814	(734)
Discontinued operations, net	—	(3)	—	432
Net Income (loss)	$190	$(241)	$814	$(302)

(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) Refer to “Significant Transactions and Events Affecting Earnings."

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and nine months ended September 30, 2017, and 2016 (in millions):

	Three months ended September 30			Nine months ended September 30
	2017		2016	2017	2016

Oil and Gas
Asset sales gains and other	$81		$59	$591	$82
Asset impairments and related Items	—		(61)	—	(61)
Total Oil and Gas	81		(2)	591	21

Chemical
Asset sales gains	$—		$—	$—	$88

Midstream and Marketing
Asset impairments and related items	$—		$(160)	$—	$(160)
Non-cash fair value gain on Plains equity investment	—		—	94	—
Total Midstream and Marketing	—		(160)	94	(160)

Corporate
Asset impairments and related items	$—	—	$—	$—	$(78)
Tax effect of pre-tax adjustments (a)	(28)		36	(244)	69
Discontinued operations, net (b)	—		(3)	—	432
Total Corporate	$(28)		$33	$(244)	$423

Total	$53		$(129)	$441	$372

(a) The 2016 amount included benefits for the relinquishment of foreign exploration blocks.
(b) Amounts shown after tax.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2017, and 2016 (in millions):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Oil and Gas results	$220	$(51)	$1,067	$(653)
Chemical results	200	117	600	419
Midstream and Marketing results	4	(180)	76	(333)
Unallocated corporate items	(149)	(154)	(481)	(496)
Pre-tax income (loss)	275	(268)	1,262	(1,063)

Income tax benefit (provision)
Federal and state	100	242	134	767
Foreign	(185)	(212)	(582)	(438)
Total	(85)	30	(448)	329

Income (loss) from continuing operations	$190	$(238)	$814	$(734)

Worldwide effective tax rate	31%	11%	35%	31%

Occidental's worldwide effective tax rate of 31 percent for the three months ended September 30, 2017, is higher than the comparative period of 2016 mainly due to higher pre-tax income and the mix of domestic operating losses and foreign operating income.

Oil and Gas Segment

The following table summarizes the key factors impacting segment earnings for the three and nine months ended September 30, 2017, (in millions):

	Three months ended September 30	Nine months ended September 30
Oil and Gas segment results roll-forward	2017	2017
Oil and Gas prior year results(a)	$(49)	$(674)
Sales price	193	1,191
Sales volume / mix	(41)	(112)
Operating expenses	(15)	(124)
DD&A rate	95	269
Exploration expense	2	18
All others	(46)	(92)

Oil and Gas current year results	$139	$476

Significant transactions and events
Asset sales gains	$81	$591

Oil and Gas current year segment earnings	$220	$1,067
(a) Excluded net asset sales gains and impairment related charges of $2 million and net gain of $21 million for the three and nine months ended September 30, 2016, respectively.

The three and nine months ended September 30, 2017, included pre-tax gains of $81 million and $591 million, respectively, primarily related to the sale of the South Texas operations and non-strategic acreage in the Midland Basin. Excluding the gains on sale, the increase in earnings for the three and nine months ended September 30, 2017, compared to the same periods of 2016, was mainly due to higher realized commodity prices for oil and NGLs and lower DD&A rates.

The following tables set forth the production and sales volumes of oil, NGLs and natural gas per day for the three and nine months ended September 30, 2017, and 2016.  The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended September 30		Nine months ended September 30
Production Volumes per Day	2017	2016	2017	2016

Oil (MBBL)
United States	199	181	196	189
Middle East	148	164	150	172
Latin America	32	26	31	33
NGLs (MBBL)
United States	54	55	53	54
Middle East	33	31	30	27
Natural Gas (MMCF)
United States	261	349	298	364
Middle East	533	531	503	608
Latin America	7	8	7	8
Total Production Volumes (MBOE) (a)	600	605	595	638

	Three months ended September 30		Nine months ended September 30
Sales Volumes per Day	2017	2016	2017	2016

Oil (MBBL)
United States	199	181	196	189
Middle East	150	163	151	173
Latin America	30	31	30	34
NGLs (MBBL)
United States	54	55	53	54
Middle East	33	31	30	27
Natural Gas (MMCF)
United States	261	349	298	364
Middle East	533	531	503	608
Latin America	7	8	7	8
Total Sales Volumes (MBOE) (a)	600	609	595	640
(See footnote following the table below)

The following tables set forth the production and sales volumes of ongoing operations for oil, NGLs and natural gas per day for the three and nine months ended September 30, 2017 and 2016, excluding operations sold or exited.

	Three months ended September 30		Nine months ended September 30
Production Volumes per Day from Ongoing Operations	2017	2016	2017	2016

Oil (MBBL)
United States (b)	199	179	195	186
Middle East (c)	148	164	150	163
Latin America	32	26	31	33
NGLs (MBBL)
United States (b)	54	50	51	48
Middle East	33	31	30	27
Natural Gas (MMCF)
United States (b)	261	238	251	233
Middle East (c)	533	531	503	457
Latin America	7	8	7	8
Total Production Ongoing Operations (MBOE)	600	579	584	573
Operations Sold, Exited and Exiting	—	26	11	65
Total Production Volumes (MBOE) (a)	600	605	595	638

	Three months ended September 30		Nine months ended September 30
Sales Volumes per Day from Ongoing Operations	2017	2016	2017	2016

Oil (MBBL)
United States (b)	199	179	195	186
Middle East (c)	150	163	151	164
Latin America	30	31	30	34
NGLs (MBBL)
United States (b)	54	50	51	48
Middle East	33	31	30	27
Natural Gas (MMCF)
United States (b)	261	238	251	233
Middle East (c)	533	531	503	457
Latin America	7	8	7	8
Total Sales Ongoing Operations (MBOE)	600	583	584	575
Operations Sold, Exited and Exiting	—	26	11	65
Total Sales Volumes (MBOE) (a)	600	609	595	640
Note: MBBL represents thousand barrels. MMCF represents million cubic feet.
(a) Natural gas volumes have been converted to thousands of barrels of oil equivalent (MBOE) based on energy content of six million cubic feet (MMCF) of gas to one thousand barrels of oil (MBOE). Barrels of oil equivalence does not necessarily result in price equivalence.
(b) Excludes 2 MBBL, 5 MBBL and 111 MMCF of oil, NGLs and gas for the three months ended September 30, 2016, related to South Texas. Excludes 1 MBBL, 2 MMBL and 47 MMCF of oil, NGLs and gas for the nine months ended September 30, 2017, related to South Texas and 3 MBBL, 6 MMBL, and 131 MMCF of oil, NGLs and gas for the nine months ended September 30, 2016, related to South Texas and Piceance.
(c) Excludes 9 MBBL and 151 MMCF of oil and gas for the nine months ended September 30, 2016, related to Bahrain and Iraq.

Total average daily production volumes were 600,000 barrels of oil equivalent (BOE) for the third quarter of 2017 compared to 605,000 BOE for the third quarter of 2016. In April 2017, Occidental completed the sale of its non-core South Texas operations, which produced average daily volumes of 26,000 BOE in the third quarter of 2016. Excluding South Texas, total company average daily oil and gas production volumes for ongoing operations increased by 21,000 BOE to 600,000 BOE from 579,000 BOE in the third quarter of 2016. Average daily production for the third quarter of 2017 reflected a 1,000 BOE decrease to Permian Resources production due to Hurricane Harvey. Compared to the third quarter of 2016, domestic average daily production for ongoing operations increased by 29,000 BOE to 297,000 BOE in the third quarter of 2017, with Permian Resources increasing by 18,000 BOE due to increased drilling activity and well productivity, and Permian EOR increasing by 10,000 BOE partially due to the purchase of EOR properties in the third quarter of 2017. International average daily production for ongoing operations decreased to 303,000 BOE in the third quarter of 2017 from 311,000 BOE in the third quarter of 2016. The decrease in international production is primarily attributable to higher prices impacting our cost recovery volumes under production-sharing contracts and third-party outages, partially offset by higher production in Colombia.

Total average daily production volumes for the first nine months of 2017 and 2016 were 595,000 BOE and 638,000 BOE, respectively. For the first nine months of 2017 and 2016, non-core operations produced average daily volumes of 11,000 BOE and 65,000 BOE, respectively. For the first nine months of 2017, total company average daily oil and gas production volumes for ongoing operations increased by 11,000 BOE to 584,000 BOE from 573,000 BOE for the first nine months of 2016. Domestic average daily production for ongoing operations increased by 15,000 BOE for the first nine months of 2017, as compared to the first nine months of 2016, with Permian Resources increasing by 10,000 BOE. International average daily production decreased to 296,000 BOE for the first nine months of 2017 from 300,000 BOE for the first nine months of 2016. The decrease in international production is primarily attributable to higher prices impacting production-sharing contracts, partially offset by higher production at Al Hosn Gas.

The following tables present information about Occidental's average realized prices and index prices for the three and nine months ended September 30, 2017, and 2016:

	Three months ended September 30		Nine months ended September 30
Average Realized Prices	2017	2016	2017	2016
Oil ($/BBL)
United States	$45.04	$41.49	$46.19	$37.31
Middle East	$47.84	$41.84	$48.99	$36.26
Latin America	$45.54	$39.66	$45.26	$35.50
Total Worldwide	$46.19	$41.49	$47.23	$36.70
NGLs ($/BBL)
United States	$22.99	$15.21	$22.18	$13.12
Middle East	$17.01	$14.63	$17.23	$14.47
Total Worldwide	$20.73	$14.99	$20.37	$13.58
Natural Gas ($/MCF)
United States	$2.15	$2.30	$2.38	$1.74
Latin America	$5.22	$3.48	$5.04	$3.66
Total Worldwide	$1.77	$1.84	$1.88	$1.43

	Three months ended September 30		Nine months ended September 30
Average Index Prices	2017	2016	2017	2016
WTI oil ($/BBL)	$48.21	$44.94	$49.47	$41.33
Brent oil ($/BBL)	$52.18	$46.98	$52.59	$43.01
NYMEX gas ($/MCF)	$2.95	$2.70	$3.12	$2.24

Average Realized Prices as Percentage of Average Index Prices	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Worldwide oil as a percentage of average WTI	96%	92%	95%	89%
Worldwide oil as a percentage of average Brent	89%	88%	90%	85%
Worldwide NGLs as a percentage of average WTI	43%	33%	41%	33%
Domestic natural gas as a percentage of average NYMEX	73%	85%	76%	78%

Worldwide commodity prices for the third quarter of 2017 were higher than the third quarter of 2016. The average quarterly WTI and Brent prices increased to $48.21 per barrel and $52.18 per barrel, respectively, for the third quarter of 2017, compared to $44.94 per barrel and $46.98 per barrel, respectively, for the third quarter of 2016. Worldwide realized crude oil prices increased by 11 percent to $46.19 per barrel for the third quarter of 2017, compared to $41.49 per barrel in the third quarter of 2016. Worldwide realized NGL prices increased by 38 percent to $20.73 per barrel in the third quarter of 2017, compared to $14.99 per barrel in the third quarter of 2016. Domestic realized natural gas prices decreased by 7 percent in the third quarter of 2017 to $2.15 per MCF, compared to $2.30 per MCF in the third quarter of 2016.

Worldwide commodity prices for the first nine months of 2017 were higher than the same period of 2016. Worldwide realized crude oil prices increased by 29 percent to $47.23 per barrel for the first nine months of 2017, compared to $36.70 per barrel for the same period of 2016. Worldwide realized NGL prices increased by 50 percent to $20.37 per barrel for the first nine months of 2017, compared to $13.58 per barrel for the same period of 2016. Domestic realized natural gas prices increased by 37 percent for the first nine months of 2017 to $2.38 per MCF, compared to $1.74 per MCF for the same period of 2016.

Occidental’s financial results correlate closely to the prices it obtains for its products. Significant declines in commodity prices may result in impairments to reduce the carrying value of Occidental’s oil and gas properties, while also reducing the amount of volumes that can be produced economically and the quantity and present value of proved reserves.

Chemical Segment

The following table summarizes the key factors impacting segment earnings for the three and nine months ended September 30, 2017 (in millions):

	Three months ended September 30	Nine months ended September 30
Chemical segment results roll-forward	2017	2017
Chemical prior year results(a)	$117	$331
Sales price	109	372
Sales volume / mix	(12)	68
Operations / manufacturing	(32)	(223)
All others(b)	18	52
Chemical current year segment earnings	$200	$600

(a) Excluded gain on sale of the Occidental Tower in Dallas and a non-core specialty chemicals business of $88 million for the nine months ended September 30, 2016.
(b) Included equity income from the Ingleside joint venture ethylene cracker.

Chemical segment earnings for the third quarter of 2017 of $200 million was negatively impacted by Hurricane Harvey by approximately $60 million due to the temporary shutdown of chlorovinyl production, and higher costs for plant maintenance and raw materials and a lack of utilities. The higher earnings for the three and nine months ended September 30, 2017, compared to the same periods in 2016, reflected higher realized pricing for caustic soda, improved vinyls margins, and the addition of equity income from the joint venture ethylene cracker in Ingleside, Texas, partially offset by the impact of Hurricane Harvey.

Midstream and Marketing Segment

The following table summarizes the key factors impacting segment earnings for the three and nine months ended September 30, 2017, (in millions):

	Three months ended September 30	Nine months ended September 30
Midstream and Marketing segment results roll-forward	2017	2017
Midstream and Marketing prior year results (a)	$(20)	$(173)
Marketing	4	90
Gas plants	9	17
Pipelines	9	44
Power generation	(4)	(5)
All others	6	9
Midstream and Marketing current year results	$4	$(18)
Significant transactions and events
Non-cash fair value gain on Plains equity investment	$—	$94

Midstream and Marketing current year segment earnings	$4	$76

(a) Excluded $160 million related to terminated crude oil supply contracts for the three and nine months ended September 30, 2016.

Midstream and marketing segment earnings for the third quarter of 2017 of $4 million was negatively impacted by Hurricane Harvey by approximately $10 million. The increase in income for the three and nine months ended September 30, 2017, compared to the same periods in 2016, reflected improved Midland to Gulf Coast spreads, income from the Ingleside Crude Oil Terminal, which commenced operations in late 2016, higher sulfur sales in Al Hosn and higher domestic pipeline sales.

Liquidity and Capital Resources

At September 30, 2017, Occidental had $1.8 billion in cash. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments and, if necessary, through future borrowings or proceeds from other forms of capital issuance.

Net cash provided by operating activities was $3.6 billion and $2.5 billion for the nine months ended September 30, 2017, and 2016, respectively. Cash flows in the first nine months of 2017 were positively impacted by improved commodity prices in both the oil and gas and chemicals segments, and federal income tax refunds of $749 million. Operating cash flows in 2016 benefited from $882 million for the Ecuador settlement and $302 million of federal income tax refunds. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because the chemical and midstream and marketing segments are significantly smaller.

Occidental’s net cash used by investing activities was $2.3 billion for the first nine months of 2017, compared to $2.0 billion for the same period of 2016. Capital expenditures for the first nine months of 2017 were $2.4 billion of which $2.0 billion was for the oil and gas segment. Capital expenditures were $1.8 billion for the first nine months of 2016, of which $1.4 billion was for the oil and gas segment. Proceeds of $1.3 billion from the sale of assets in the first nine months of 2017 primarily reflected the sale of Occidental's South Texas operations, and non-strategic acreage in the Midland Basin. Asset acquisitions in the first nine months of 2017 of $1.1 billion mainly reflected Permian acquisitions and the Oman Block 9 bonus payment.

Occidental’s net cash used by financing activities was $1.7 billion for the first nine months of 2017, compared to cash used by financing activities of $0.5 billion for the same period of 2016. Cash used by financing activities in the first nine months of 2017 primarily reflected the payment of dividends. In the first nine months of 2016, restricted cash of $1.2 billion was used to pay dividends and repay debt. In the first nine months of 2016, Occidental issued $2.75 billion of senior notes, repaid $700 million of 2.5-percent senior notes due February 2016 and $750 million of 4.125-

percent senior notes due June 2016, and completed the early redemption of $1.25 billion of 1.75-percent senior notes due February 2017.

As of September 30, 2017, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental matters. Reserve balances for other matters as of September 30, 2017, and December 31, 2016, were not material to Occidental's consolidated condensed balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses which it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2017, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the 2016 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first nine months of 2017 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding other legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2016 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the nine months ended September 30, 2017, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2017	—		—	—
Second Quarter 2017	96,828	(b)	$60.77	—
July 1- 31, 2017	—		—	—
August 1 - 31, 2017	96,933	(b)	$60.62	—
September 1 - 30, 2017	—		—	—
Third Quarter 2017	96,933		$60.62	—
Total	193,761		$60.69	—	63,756,544

(a)
Represents the total number of shares remaining at September 30, 2017, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 6.    Exhibits

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the nine months ended September 30, 2017, and 2016, and for each of the five years in the period ended December 31, 2016.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE:	November 1, 2017	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer