Form 10-Q
period 2018-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2018-05-08
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common stock $.20 par value	765,770,223

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2018, AND DECEMBER 31, 2017
(Amounts in millions)

	2018	2017

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,606	$1,672

Trade receivables, net	5,184	4,145

Inventories	1,057	1,246

Assets held for sale	335	474

Other current assets	712	733

Total current assets	8,894	8,270

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,509	1,515

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $39,918 at March 31, 2018, and $39,072 at December 31, 2017	31,344	31,174

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,061	1,067

TOTAL ASSETS	$42,808	$42,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2018, AND DECEMBER 31, 2017
(Amounts in millions except share amounts)

	2018	2017

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$500
Accounts payable	5,059	4,408
Accrued liabilities	2,011	2,492
Total current liabilities	7,070	7,400

LONG-TERM DEBT, NET	10,309	9,328

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	659	581
Asset retirement obligations	1,248	1,241
Pension and postretirement obligations	1,008	1,005
Environmental remediation reserves	729	728
Other	1,063	1,171
	4,707	4,726
STOCKHOLDERS' EQUITY
Common stock, at par value (894,134,418 shares at March 31, 2018 and 893,468,707 shares at December 31, 2017)	179	179
Treasury stock (128,364,195 shares at March 31, 2018, and December 31, 2017)	(9,168)	(9,168)
Additional paid-in capital	7,916	7,884
Retained earnings	22,107	21,935
Accumulated other comprehensive loss	(312)	(258)
Total stockholders’ equity	20,722	20,572

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,808	$42,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018, AND 2017
(Amounts in millions, except per-share amounts)

	2018	2017

REVENUES AND OTHER INCOME
Net sales	$3,763	$2,957
Interest, dividends and other income	29	21
Gain on sale of assets, net	33	—
	3,825	2,978
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,363	1,426
Selling, general and administrative and other operating expenses	307	272
Taxes other than on income	108	68
Depreciation, depletion and amortization	921	942
Asset impairments and related items	30	13
Exploration expense	15	11
Interest and debt expense, net	97	81
	2,841	2,813

Income before income taxes and other items	984	165
Provision for domestic and foreign income taxes	(339)	(78)
Income from equity investments	63	30
NET INCOME	$708	$117

BASIC EARNINGS PER COMMON SHARE	$0.92	$0.15

DILUTED EARNINGS PER COMMON SHARE	$0.92	$0.15

DIVIDENDS PER COMMON SHARE	$0.77	$0.76

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018, AND 2017
(Amounts in millions)

	2018	2017

Net income	$708	$117
Other comprehensive income (loss) items:
Foreign currency translation gains	1	1
Unrealized gains (losses) on derivatives (a)	(3)	5
Pension and postretirement gains (b)	4	9
Reclassification of realized (gains) losses on derivatives (c)	2	(2)
Other comprehensive income, net of tax	4	13
Comprehensive income	$712	$130

(a)	Net of tax of $1 and $(3) for the three months ended March 31, 2018, and 2017, respectively.

(b)	Net of tax of $(1) and $(5) for the three months ended March 31, 2018, and 2017, respectively.

(c)	Net of tax of $(1) and $1 for the three months ended March 31, 2018, and 2017, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018, AND 2017
(Amounts in millions)

	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$708	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	921	942
Deferred income tax (benefit) provision	94	(108)
Other noncash (gains) charges to income	(23)	84
Asset impairments and related items	30	13
Gain on sale of assets, net	(33)	—
Changes in operating assets and liabilities, net	(688)	(535)
Other operating, net	—	(8)
Net cash provided by operating activities	1,009	505

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,032)	(722)
Change in capital accrual	(45)	(41)
Payments for purchases of assets and businesses	(177)	(19)
Sales of assets, net	275	—
Other investing, net	8	110
Net cash used by investing activities	(971)	(672)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	978	—
Payments of long-term debt	(500)	—
Proceeds from issuance of common stock	10	12
Cash dividends paid	(592)	(584)
Net cash used by financing activities	(104)	(572)

Decrease in cash and cash equivalents	(66)	(739)
Cash and cash equivalents — beginning of period	1,672	2,233
Cash and cash equivalents — end of period	$1,606	$1,494

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018

1. General

In these unaudited consolidated condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental has made its disclosures in accordance with United States generally accepted accounting principles (GAAP) as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2018, and the consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2018, and 2017, as applicable. The income and cash flows for the periods ended March 31, 2018, and 2017, are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

In March 2018, Occidental divested non-core midstream assets for approximately $150 million, resulting in a pre-tax gain of approximately $40 million. In addition, Occidental classified approximately $100 million of non-core proved Permian acreage as assets held for sale at March 31, 2018.

In March 2018, Occidental issued $1.0 billion of 4.2-percent senior notes due 2048. Occidental received net proceeds of approximately $985 million. Interest on the notes will be payable semi-annually in arrears in March and September of each year, beginning on September 15, 2018. The proceeds were used to refinance the repayment of the $500 million aggregate principal amount of Occidental's 1.50-percent senior notes due in February 2018, with the remainder to be used for general corporate purposes.

In January 2018, Occidental entered into a new five-year, $3.0 billion revolving credit facility (2018 Credit Facility), which replaced the previous credit facility, that was scheduled to expire in August 2019. The 2018 Credit Facility has similar terms to the previous credit facility and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under the facility.

3. Accounting and Disclosure Changes

In February 2018, the Financial Accounting Standards Board (FASB) released standards that allow the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from changes to U.S. federal tax law from the 2017 Tax Cuts and Jobs Act enacted in December 2017. Occidental early adopted this standard in the first quarter of 2018, resulting in the reclassification of $58 million in stranded tax effects from accumulated other comprehensive income to retained earnings.

In the first quarter of 2018, Occidental adopted the new revenue recognition standard Topic 606 - Revenue from Contracts with Customers and related updates (ASC 606). The new standard requires more detailed disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Occidental adopted the standard using the modified retrospective method. The cumulative-effect adjustment to retained earnings upon adoption was not material. See Note 4 Revenue Recognition.

In March 2017, FASB issued guidance related to presentation of net periodic pension cost and net periodic postretirement benefit cost. The rules became effective in the first quarter of 2018. These rules did not have a material impact to Occidental's financial statements upon adoption.

In January 2017, the FASB issued new guidance clarifying the definition of a business under the topic Business Combinations. The rules became effective in the first quarter of 2018, and did not have a material change to Occidental's financial statements upon adoption.

In November 2016, FASB issued new guidance related to the cash flow classification and presentation of the changes in restricted cash on the statement of cash flows. The rules became effective in the first quarter of 2018 and must be applied retrospectively. Occidental did not have restricted cash as of March 31, 2018, or December 31, 2017.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. The rules were adopted for the first quarter of 2018 and resulted in the retrospective reclassification of $147 million of cash receipts from operating cash flows to investing cash flows for the three months ended March 31, 2017, within the Statement of Cash Flows.

In February 2016, the FASB issued rules which require Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset and lease liability for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments. The corresponding right-of-use asset includes the discounted obligation in addition to any upfront payment or cost incurred during contract execution of the lease. The guidance retains the current accounting for lessors and does not make significant changes to the recognition, measurement and presentation of expenses and cash flows by a lessee. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Occidental is the lessee under various agreements for real estate, equipment, plants and facilities, aircraft, information technology hardware and vehicles that are currently accounted for as operating leases. As a result, these new rules will increase reported assets and liabilities. Occidental will not be an early adopter of this standard. Occidental will apply the revised lease rules for its interim and annual reporting periods starting January 1, 2019, using a modified retrospective approach, including several optional practical expedients related to leases commenced before the effective date. Occidental is currently evaluating the effect of these rules on its financial statements, training accounting staff, working with third-party consultants and developing an internal interim software solution for the identification, documentation and tracking of leases in order to create an adoption plan based on Occidental's population of leases under the revised definition of leases. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standard will extend over future periods.

4. Revenue Recognition

On January 1, 2018, Occidental adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted. There was no impact of adopting ASC 606 to the opening balance of retained earnings. There was no impact to the timing or amount of revenue recognized in the first quarter of 2018 as a result of the adoption of ASC 606.

Revenue from customers is recognized when obligations under the terms of a contract with our customer are satisfied; which generally occurs with the delivery of oil, gas, natural gas liquids ("NGL"), chemicals or services such as transportation. Revenue from customers is measured as the amount of consideration Occidental expects to receive in exchange for the delivery of goods or services. Contracts may last from one month to one year or more, and may have renewal terms that may extend indefinitely at the option of either party. Price is typically based on market indexes. Volumes fluctuate due to production and, in certain cases, customer demand and transportation availability. Occidental records revenue net of any taxes, such as sales taxes, that are assessed by governmental authorities on Occidental's customers. Occidental has elected a practical expedient under ASC 606 and will not disclose revenue recognizable in future periods for unsatisfied performance obligations because the consideration related to those performance obligations is based on volume or market prices which are variable.

Occidental does not incur significant costs to obtain contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. Sales of hydrocarbons and chemicals to customers are invoiced and settled on a monthly basis. Occidental is not usually subject to obligations for warranties, returns or refunds except in the case of customer incentive payments as discussed for the chemical segment below. Occidental does not typically receive payment in advance of satisfying its obligations under the terms of its sales contracts with customers; therefore liabilities related to such payment are immaterial to Occidental. As of March 31, 2018, accounts receivable, net, of

$5.2 billion, represents rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.

Oil and Gas Segment

Revenue is recognized from oil and gas production when it is delivered and control passes to the customer. Revenues from the production of oil and gas properties in which Occidental has an interest with other producers are recognized on the basis of Occidental’s net revenue interest.

Chemical Segment

Revenue from chemical product sales is recognized when control passes to the customer. Certain incentive programs may provide for payments or credits to be made to customers based on the volume of product purchased over a defined period. Customer incentives are estimated and recorded as a reduction to revenue ratably over the contract period. Such estimates are evaluated and revised as warranted. Revenue from exchange contracts is excluded from revenue from customers.

Midstream and Marketing Segment

Pipeline and gas processing revenue is recognized upon the completion of the transportation or processing service. Revenue from power sales is recognized upon delivery. Net marketing margin is included in net sales, but excluded from revenue from customers. Net marketing margin is recognized upon completion of contract terms that are a prerequisite to payment and upon title transfer for physical deliveries. Unless normal sales treatment has been elected, net marketing margin is classified as a derivative, reported on a net basis, recorded at fair value and changes in fair value are reflected in net sales.

The following table shows a reconciliation of revenue from customers to total net sales (in millions):

For the three months ended March 31,	2018

Revenue from customers	$3,694
All other revenues (a)	69
Total net sales	$3,763

(a) Includes net marketing margin and chemical exchange contracts.

The following table presents Occidental's revenue from customers by segment, product, and geographical area. Because the oil and gas segment typically sells its hydrocarbons at the lease or concession area, oil, gas and NGL are assumed to be sold in the area where they are produced. Chemical sales are classified by the area of delivery. Midstream revenues are shown by area based on the location of the sale (in millions):

For the three months ended March 31, 2018
Revenue by Product	United States	Middle East	Latin America	Other International	Total

Oil and Gas Segment
Oil	$1,247	$773	$170	$—	$2,190
NGL	89	51	—	—	140
Gas	52	65	4	—	121
Other	3	—	—	—	3
Segment Total	$1,391	$889	$174	$—	$2,454

Chemical Segment	$1,049	$—	$52	$21	$1,122

Midstream Segment
Gas Processing	$137	$96	$—	$—	$233
Pipelines	94	—	—	—	94
Power and Other	25	—	—	—	25
Segment Total	$256	$96	$—	$—	$352

Intersegment Eliminations	$(234)	$—	$—	$—	$(234)

Consolidated	$2,462	$985	$226	$21	$3,694

5. Supplemental Cash Flow Information

Occidental paid net foreign income taxes and domestic state taxes of $227 million and $174 million during the three months ended March 31, 2018, and 2017, respectively. No federal income tax payments were made during the three months ended March 31, 2018, and 2017. Interest paid totaled $97 million and $70 million during the three months ended March 31, 2018, and 2017, respectively.

6. Inventories

Finished goods primarily represents crude oil, caustic soda, and chlorine. Inventories as of March 31, 2018, and December 31, 2017, consisted of the following (in millions):

	2018	2017

Raw materials	$68	$66
Materials and supplies	470	447
Finished goods	562	776
	1,100	1,289
Revaluation to LIFO	(43)	(43)
Total	$1,057	$1,246

7. Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar federal, state, local and foreign laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal of hazardous substances; or operation and maintenance of remedial systems. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of March 31, 2018, Occidental participated in or monitored remedial activities or proceedings at 149 sites. The following table presents Occidental’s current and non-current environmental remediation reserves as of March 31, 2018, the current portion of which is included in accrued liabilities ($136 million) and the remainder in deferred credits and other liabilities - environmental remediation reserves ($729 million). The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites - third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	34	$460
Third-party sites	71	159
Occidental-operated sites	15	107
Closed or non-operated Occidental sites	29	139
Total	149	$865

As of March 31, 2018, Occidental’s environmental reserves exceeded $10 million each at 15 of the 149 sites described above, and 88 of the sites each had reserves of $1 million or less. Based on current estimates, Occidental expects to expend funds corresponding to approximately 40-percent of the environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its estimable amount of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could range up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2017.

Maxus Environmental Sites

When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus, a subsidiary of YPF S.A. (YPF), agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Site.

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

8. Lawsuits, Claims, Commitments and Contingencies

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

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 7, Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of March 31, 2018, and December 31, 2017, were not material to Occidental’s consolidated balance sheets.

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

Tax Matters

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Although taxable years through 2012 for United States federal income tax purposes have been audited by the United States Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program, subsequent taxable years are currently under review.  Taxable years from 2002 through the current year remain subject to examination by foreign and state government tax authorities in certain jurisdictions. In certain of these jurisdictions, tax authorities are in various stages of auditing Occidental’s income taxes. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2018, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

9. Retirement and Post-retirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit pension and post-retirement benefit plans for the three months ended March 31, 2018, and 2017 (in millions):

Three months ended March 31	2018		2017
Net Periodic Benefit Costs	Pension Benefit	Post-retirement Benefit	Pension Benefit	Post-retirement Benefit

Service cost	$2	$6	$2	$5
Interest cost	4	9	4	10
Expected return on plan assets	(6)	—	(6)	—
Recognized actuarial loss	1	4	2	4
Total	$1	$19	$2	$19

Occidental contributed approximately $1 million in each of the three months ended March 31, 2018, and 2017.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2018, and December 31, 2017 (in millions):

Fair Value Measurements at March 31, 2018:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value

Liabilities:
Accrued liabilities	$—	$31	$—	$—	$31
Deferred credits and liabilities	$—	$125	$—	$—	$125

Fair Value Measurements at December 31, 2017:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value

Liabilities:
Accrued liabilities	$—	$39	$—	$—	$39
Deferred credits and liabilities	$—	$147	$—	$—	$147

Fair Values — Nonrecurring

During the three months ended March 31, 2018, Occidental recognized pre-tax impairment charges of $30 million related to held for sale non-core proved and unproved Permian acreage and facilities. During the year ended December 31, 2017, Occidental recognized pre-tax impairment charges of $397 million related to held for sale non-core proved and unproved Permian acreage.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term, fixed-rate debt, approximate fair value. The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair value of Occidental’s debt as of March 31, 2018, and December 31, 2017, was $10.6 billion and $10.4 billion, respectively. The remaining principal payments less the discount on long-term debt aggregated approximately $10.4 billion and $9.9 billion as of March 31, 2018, and December 31, 2017, respectively.

11. Derivatives

Occidental uses a variety of derivative financial instruments and physical contracts, including those designated as cash flow hedges, to manage its exposure to commodity price fluctuations, transportation commitments and to fix margins on the future sale of stored volumes of oil and natural gas. Where Occidental buys product for its own consumption or sells its production to a defined customer, Occidental elects normal purchases and normal sales exclusions. Occidental usually applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecast sales of its natural gas storage volumes, and at times for other strategies to lock in margins. Occidental also enters into derivative financial instruments for speculative or trading purposes; however, the results of any transactions are immaterial to the marketing portfolio.

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

Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2018, and December 31, 2017.

Cash-Flow Hedges

Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of March 31, 2018, Occidental did not have any cash-flow hedges. As of December 31, 2017, Occidental had approximately 7 billion cubic feet (Bcf) of natural gas held in storage, and had cash-flow hedges for the forecast sales, to be settled by physical delivery, of approximately 7 Bcf of stored natural gas. The amount of cash-flow hedges, including the ineffective portion, was immaterial for the three months ended March 31, 2018, and the year ended December 31, 2017.

Derivatives Not Designated as Hedging Instruments

The following table summarizes the amounts reported in net sales related to the outstanding commodity derivative instruments not designated as hedging instruments as of March 31, 2018, and December 31, 2017:

(in millions, except Long/(Short) volumes)	2018	2017

Unrealized gain (loss) on derivatives not designated as hedges
Oil Commodity Contracts	$(18)	$(47)
Natural Gas Commodity Contracts	$(1)	$1
Outstanding net volumes on derivatives not designated as hedges
Oil Commodity Contracts
Volume (MMBL)	57	61
Price Per Bbl	$58.64	$57.38
Natural Gas Commodity Contracts
Volume (Bcf)	(63)	(47)
Price Per MMBTU	$2.35	$2.73

Fair Value of Derivatives

The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of March 31, 2018, and December 31, 2017 (in millions):

As of March 31, 2018		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3

Assets:
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	581	181	—	(613)	149
	Long-term receivables and other assets, net	7	2	—	(7)	2
Liabilities:
Derivatives not designated as hedging instruments (a)
Commodity contracts	Accrued liabilities	613	168	—	(613)	168
	Deferred credits and liabilities	6	3	—	(7)	2

As of December 31, 2017		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3

Assets:
Cash-flow hedges (a)
Commodity contracts	Other current assets	—	3	—	—	3
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	485	227	—	(517)	195
	Long-term receivables and other assets, net	1	2	—	(1)	2
Liabilities:
Derivatives not designated as hedging instruments (a)
Commodity contracts	Accrued liabilities	535	222	—	(517)	240
	Deferred credits and liabilities	1	3	—	(1)	3

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated condensed balance sheets.

(b)
These amounts do not include collateral. As of March 31, 2018, no collateral received has been netted against derivative assets and collateral paid of $32 million has been netted against derivative liabilities. As of December 31, 2017, no collateral received has been netted against derivative assets and collateral paid of $54 million has been netted against derivative liabilities. Select clearinghouse and brokers require Occidental to post an initial margin deposit. Collateral deposited by Occidental, mainly for initial margin, of $71 million and $53 million as of March 31, 2018 and December 31, 2017, respectively, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated condensed balance sheets.

12. Industry Segments

Occidental conducts its operations through three segments: (1) oil and gas (2) chemical and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGL, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

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

	Oil		Midstream	Corporate
	and		and	and
	Gas	Chemical	Marketing	Eliminations		Total
Three months ended March 31, 2018
Net sales	$2,454	$1,154	$389	$(234)		$3,763
Pre-tax operating profit (loss)	$750	$298	$179	$(180)	(a)	$1,047
Income taxes	—	—	—	(339)	(b)	(339)
Net income (loss)	$750	$298	$179	$(519)		$708

Three months ended March 31, 2017
Net sales	$1,894	$1,068	$211	$(216)		$2,957
Pre-tax operating profit (loss)	$220	$170	$(47)	$(148)	(a)	$195
Income taxes	—	—	—	(78)	(b)	(78)
Net income (loss)	$220	$170	$(47)	$(226)		$117

(a) Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.
(b) Includes all foreign and domestic income taxes from continuing operations.

13. Earnings Per Share

Basic earnings per share (EPS) was computed by dividing net income attributable to common stock, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of stock options and unvested stock awards. Occidental’s instruments containing rights to nonforfeitable dividends granted in stock-based awards are considered participating securities prior to vesting and, therefore, net income allocated to these participating securities has been deducted from earnings in computing basic and diluted EPS under the two-class method. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2018, and 2017 (in millions, except per-share amounts):

	Three months ended March 31

	2018	2017
Basic EPS
Net Income	$708	$117
Less: Net income allocated to participating securities	(3)	—
Net Income, net of participating securities	705	117

Weighted average number of basic shares	765.6	764.4
Basic EPS	$0.92	$0.15
Diluted EPS
Net income, net of participating securities	$705	$117
Weighted average number of basic shares	765.6	764.4
Dilutive effect of potentially dilutive securities	1.4	0.8
Total diluted weighted average common shares	767.0	765.2
Diluted EPS	$0.92	$0.15

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements and involve risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. Factors that could cause results to differ include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; uncertainties about the estimated quantities of oil and natural gas reserves; lower-than-expected production from development projects or acquisitions; exploration risks; general economic slowdowns domestically or internationally; political conditions and events; liability under environmental regulations including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; reorganization or restructuring of Occidental’s operations; or changes in tax rates. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements, as a result of new information, future events or otherwise. Material risks that may affect Occidental’s results of operations and financial position appear in Part I, Item 1A “Risk Factors” of Occidental's Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K).

Consolidated Results of Operations

Occidental reported net income of $708 million for the first quarter of 2018 on net sales of $3.8 billion, compared to net income of $117 million on net sales of $3.0 billion for the first quarter of 2017. The increase in net income mainly reflected higher crude oil prices and volumes in the oil and gas segment, significant improvements in realized caustic soda prices in the chemical segment, and higher marketing margins from improved crude oil price spreads and additional incremental margin earned from exporting crude oil from the Ingleside Crude Terminal and higher realized NGL prices from gas processing in the midstream and marketing segment. Diluted earnings per share was $0.92 for the first quarter of 2018 compared to $0.15 for the first quarter of 2017.

Selected Statements of Operations Items

Net sales increased for the three months ended March 31, 2018, compared to the same period in 2017, as a result of higher oil prices and volumes, higher realized caustic soda prices and higher marketing margins from improved crude oil spreads.

Cost of sales decreased for the three months ended March 31, 2018, compared to the same period in 2017, mainly due to changes in the fair value of a long-term contract to purchase CO2. The increase in selling, general and administrative and other operating expenses for the three months ended March 31, 2018, compared to the same period in 2017, reflected higher compensation costs, partially due to the change in timing of stock-based incentive compensation awards and improved stock price. Taxes other than on income increased for the three months ended March 31, 2018, compared to the same period of 2017, mainly due to higher production taxes as a result of higher domestic oil prices. The decrease in DD&A expense for the three months ended March 31, 2018, compared to the same period in 2017, was mainly due to lower DD&A rates in the Permian Resources oil and gas operations.

The increase in the domestic and foreign income tax provision for the three months ended March 31, 2018, compared to the same period in 2017, reflected higher pre-tax operating income in the first quarter of 2018.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents.

The increase in trade receivables, net, at March 31, 2018, compared to December 31, 2017, was primarily due to higher prices and volumes exported from the Ingleside crude terminal. The decrease in inventories at March 31,

2018, compared to December 31, 2017, was partially offset by the first quarter replenishment of storage inventory that was sold in the fourth quarter of 2017, which increased Occidental's accounts payable for the same period.

Assets held for sale represent non-core proved and unproved domestic acreage to be traded or sold as Occidental continues to streamline its Permian position. The reduction in assets held for sale from December 31, 2017 is the result of the divestiture of non-core Permian and midstream assets with a book value of $225 million, partially offset by additions of $104 million in non-core proved Permian acreage. The increase in property, plant and equipment, net at March 31, 2018, compared to December 31, 2017, is primarily the result of capital expenditures and property acquisitions of $1.0 billion and $169 million, respectively, which were partially offset by DD&A of $0.9 billion and the reclassification of property to assets held for sale of $104 million.

The decrease in the current portion of long-term debt at March 31, 2018, compared to December 31, 2017, reflected the repayment of $500 million of 1.5-percent senior notes that matured in February 2018. Accrued liabilities at March 31, 2018, compared to December 31, 2017, mainly reflected payments related to incentive compensation and ad valorem taxes in the first quarter of 2018. Long-term debt at March 31, 2018, compared to December 31, 2017, reflected the issuance of $1.0 billion of 4.2-percent senior notes due 2048. The increase in deferred domestic and foreign income taxes at March 31, 2018, compared to December 31, 2017, was primarily due to accelerated depreciation for tax purposes.

Segment Operations

Occidental conducts its operations through three segments: (1) oil and gas (2) chemical and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGL, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.
The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2018, and 2017 (in millions):

	Three months ended March 31
	2018	2017
Net Sales (a)
Oil and Gas	$2,454	$1,894
Chemical	1,154	1,068
Midstream and Marketing	389	211
Eliminations	(234)	(216)
	$3,763	$2,957
Segment Results
Oil and Gas	$750	$220
Chemical	298	170
Midstream and Marketing	179	(47)
	1,227	343
Unallocated Corporate Items
Interest expense, net	(92)	(78)
Income tax expense	(339)	(78)
Other expense, net	(88)	(70)
Net income	$708	$117

(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

Significant Transactions and Events Affecting Earnings

There were no significant transactions or events that vary widely or unpredictably in nature, timing or amount, affecting Occidental’s earnings for the three months ended March 31, 2018, and 2017.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three months ended March 31, 2018, and 2017 (in millions):

	Three months ended March 31
	2018	2017

Oil and Gas	$750	$220
Chemical	298	170
Midstream and Marketing	179	(47)
Unallocated Corporate Items	(180)	(148)
Pre-tax Income	1,047	195

Income tax expense (benefit)
Federal and state	95	(113)
Foreign	244	191
Total	339	78

Income from continuing operations	$708	$117

Worldwide effective tax rate	32%	40%

In 2017, Occidental recorded a provisional estimate for the federal and state income tax associated with the mandatory deemed repatriation, as required under the 2017 Tax Cuts and Jobs Act (Tax Reform), and the resulting impact to the net federal deferred tax liability. As of March 31, 2018, additional definitive technical guidance has been provided related to a portion of the provisional estimate made as of December 31, 2017. The additional guidance did not result in any change to the provisional estimates recorded as of December 31, 2017. However, the ultimate impact of Tax Reform may differ from Occidental’s estimates due to changes in interpretations and assumptions, as well as additional regulatory guidance.
Oil and Gas Segment

Oil and gas segment earnings were $750 million for the first quarter of 2018, compared with segment earnings of $220 million for the first quarter of 2017. The increase in earnings primarily reflected significantly higher oil prices as both average WTI and Brent oil prices increased by over 20 percent in the three months ended March 31, 2018, compared to the same period in 2017, and lower DD&A rates, which had decreased by approximately 8 percent.

The following tables set forth the total production and sales volumes for oil, NGL and natural gas per day for the three months ended March 31, 2018, and 2017. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations where the product is loaded onto tankers.

	Three months ended March 31
Production Volumes per Day	2018	2017
Oil (MBBL)
United States (a)	228	190
Middle East	139	152
Latin America	32	28
NGL (MBBL)
United States (a)	59	47
Middle East	26	26
Natural Gas (MMCF)
United States (a)	294	244
Middle East	449	444
Latin America	6	8
Total Production Ongoing Operations (MBOE)	609	559
Operations Exited	—	25
Total Production Volumes (MBOE) (b)	609	584

	Three months ended March 31
Sales Volumes per Day	2018	2017
Oil (MBBL)
United States (a)	228	190
Middle East	140	152
Latin America	32	27
NGL (MBBL)
United States (a)	59	47
Middle East	26	26
Natural Gas (MMCF)
United States (a)	294	244
Middle East	450	444
Latin America	6	8
Total Sales Ongoing Operations (MBOE)	610	558
Operations Exited	—	25
Total Sales Volumes (MBOE) (b)	610	583

(a) Excludes 2 MBBL, 5 MBBL and 108 MMCF of oil, NGL and natural gas, respectively, for the three months ended March 31, 2017, related to South Texas sold in April 2017.
(b) Natural gas volumes have been converted to thousands of barrels (MMBL) of oil equivalent (MBOE) based on energy content of six million cubic feet (MMCF) of gas to one thousand barrels of oil (MBOE). Barrels of oil equivalence does not necessarily result in price equivalence.

Total average daily production volumes were 609,000 BOE for the first quarter of 2018 compared to 584,000 BOE for the first quarter of 2017. For the first quarter of 2018, total company average daily oil and gas production volumes for ongoing operations increased by 50,000 BOE to 609,000 BOE from 559,000 BOE in the first quarter of 2017, primarily due to increases in Permian Resources production from increased drilling and well productivity, partially offset by the production share impact of higher oil prices related mainly to operations in Oman and Qatar.

The following tables present information about Occidental's average realized prices and index prices for the three months ended March 31, 2018, and 2017:

	Three months ended March 31
Average Realized Prices	2018	2017
Oil ($/BBL)
United States	$61.03	$48.67
Middle East	$61.45	$49.63
Latin America	$59.24	$48.26
Total Worldwide	$61.04	$49.04
NGL ($/BBL)
United States	$26.89	$23.07
Middle East	$21.89	$18.64
Total Worldwide	$25.35	$21.59
Natural Gas ($/MCF)
United States	$2.06	$2.68
Latin America	$5.68	$4.77
Total Worldwide	$1.82	$2.07

	Three months ended March 31
Average Index Prices	2018	2017
WTI oil ($/BBL)	$62.87	$51.91
Brent oil ($/BBL)	$67.18	$54.66
NYMEX gas ($/MCF)	$2.87	$3.26

Average Realized Prices as Percentage of Average Index Prices	Three months ended March 31
	2018	2017
Worldwide oil as a percentage of average WTI	97%	94%
Worldwide oil as a percentage of average Brent	91%	90%
Worldwide NGL as a percentage of average WTI	40%	42%
Domestic natural gas as a percentage of average NYMEX	72%	82%

Worldwide oil and NGL prices for the first quarter of 2018 were higher than the first quarter of 2017. The average quarterly WTI and Brent prices increased to $62.87 per barrel and $67.18 per barrel, respectively, for the first quarter of 2018, compared to $51.91 per barrel and $54.66 per barrel, respectively, for the first quarter of 2017. Worldwide realized crude oil prices increased by 24 percent to $61.04 per barrel for the first quarter of 2018, compared to $49.04 per barrel in the first quarter of 2017. Worldwide realized NGL prices increased by 17 percent to $25.35 per barrel in the first quarter of 2018, compared to $21.59 per barrel in the first quarter of 2017. Domestic realized natural gas prices decreased by 23 percent in the first quarter of 2018 to $2.06 per MCF, compared to $2.68 per MCF in the first quarter of 2017.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2018, were $298 million, compared to $170 million for the same period in 2017. The increase in chemical earnings reflected significant improvements in realized caustic soda prices. In addition, the first three months of 2018 benefited by the equity contributions from the Ingleside, Texas facility, along with the additional earnings contribution from the December 2017 start-up of the Geismar, Louisiana plant expansion to produce 4CPe. Overall sales volumes were lower as freezing weather conditions during the first quarter of 2018 negatively impacted multiple OxyChem facilities and key customers.

Midstream and Marketing Segment

Midstream and marketing earnings were $179 million for the three months ended March 31, 2018, compared with a loss of $47 million for the same period 2017. The year over year improvement in midstream and marketing results reflected $43 million pre-tax gain on sale of interests in a gas plant and higher marketing margins due to the improved crude oil spreads, additional incremental margin earned from exporting crude oil from the Ingleside crude terminal and improved returns in the gas processing business as a result of higher NGL and sulfur prices.

Liquidity and Capital Resources

At March 31, 2018, Occidental had $1.6 billion in cash. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. With a continued focus on capital efficiency and operational efficiency, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments, future borrowings, and, if necessary, proceeds from other forms of capital issuance.

Net cash provided by operating activities was $1.0 billion for the three months ended March 31, 2018, compared to $0.5 billion for the same period of 2017. Cash flows were positively impacted by higher oil prices in the first three months of 2018 as compared to the same period in 2017. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because these segments are smaller.

Occidental’s net cash used by investing activities was $1.0 billion for the first three months of 2018, compared to $0.7 billion for the same period of 2017. Capital expenditures for the first three months of 2018 were $1.0 billion of which $0.9 billion was for the oil and gas segment, compared to $0.7 billion for the first three months of 2017 of which $0.6 billion was for the oil and gas segment. The first quarter of 2018 also reflected $0.3 billion of cash received from the sale of assets and $0.2 billion of cash paid for the purchase of assets.

Occidental’s net cash used by financing activities was $104 million for the three months of 2018, compared to net cash used by financing activities of $0.6 billion for the same period of 2017. Cash used by financing activities for the first quarter of 2018 included the first quarter dividend payment of $0.6 billion, payment of $0.5 billion of 1.5-percent senior notes that were due February of 2018 and proceeds from the issuance of $1.0 billion of 4.2-percent senior notes due 2048.

As of March 31, 2018, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Refer to Note 7, Environmental Liabilities and Expenditures, in the Notes to the Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K for

additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters. Reserve balances for other matters as of March 31, 2018, and December 31, 2017, were not material to Occidental's consolidated balance sheets. Occidental also evaluates the amount of reasonably possible losses that it could incur as a result of the matters mentioned above. Occidental has disclosed its range of reasonably possible additional losses for sites where it is a participant in environmental remediation. Occidental believes that other reasonably possible losses which it could incur in excess of reserves accrued on the balance sheet would not be material to its consolidated financial position or results of operations. For further information, see Note 8, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2018, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2017 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2018.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first three months of 2018 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding other legal proceedings, see Note 8, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2017 Form 10-K.

Item 6.Exhibits

4.1*
Indenture, dated as of August 18, 2011, between Occidental and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental filed August 19, 2011, File No. 1-9210).

4.2*
Officers’ Certificate of Occidental Petroleum Corporation dated March 2, 2018 establishing the 4.20% Senior Notes due 2048 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated February 28, 2018 (date of earliest event reported), filed March 2, 2018, File No. 1-9210).

4.3*
Form of 4.20% Senior Notes due 2048 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated February 28, 2018 (date of earliest event reported), filed March 2, 2018, File No. 1-9210).

4.4*
Second amendment to the Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.5 to the Registration Statement on Form S-8 of Occidental filed May 4, 2018, File No. 333-224691)

10.1	Form of 2018 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award.

10.2	Form of 2018 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award.

10.3	Form of 2018 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Cash Return on Capital Employed Incentive Award.

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the three months ended March 31, 2018, and 2017, and for each of the five years in the period ended December 31, 2017.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE	May 8, 2018	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer