Form 10-Q
period 2018-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2018-08-08
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common stock $.20 par value	764,721,453

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2018, AND DECEMBER 31, 2017
(Amounts in millions)

	2018	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,362	$1,672
Trade receivables, net	5,521	4,145
Inventories	1,347	1,246
Assets held for sale	1,664	474
Other current assets	1,096	733
Total current assets	10,990	8,270

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,551	1,515

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $40,782 at June 30, 2018, and $39,072 at December 31, 2017	30,432	31,174

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,094	1,067

TOTAL ASSETS	$44,067	$42,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2018, AND DECEMBER 31, 2017
(Amounts in millions except share amounts)

	2018	2017

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$500
Accounts payable	5,412	4,408
Accrued liabilities	2,521	2,492
Liabilities held for sale	145	—
Total current liabilities	8,078	7,400

LONG-TERM DEBT, NET	10,312	9,328

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	738	581
Asset retirement obligations	1,244	1,241
Pension and postretirement obligations	1,010	1,005
Environmental remediation reserves	731	728
Other	1,023	1,171
	4,746	4,726
STOCKHOLDERS' EQUITY
Common stock, at par value (894,243,621 shares at June 30, 2018 and 893,468,707 shares at December 31, 2017)	179	179
Treasury stock (129,562,168 shares at June 30, 2018, and 128,364,195 shares at December 31, 2017)	(9,268)	(9,168)
Additional paid-in capital	7,967	7,884
Retained earnings	22,361	21,935
Accumulated other comprehensive loss	(308)	(258)
Total stockholders’ equity	20,931	20,572

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,067	$42,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018, AND 2017
(Amounts in millions, except per-share amounts)

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

REVENUES AND OTHER INCOME
Net sales	$4,083	$3,060	$7,846	$6,017
Interest, dividends and other income	38	31	67	52
Gain on sale of assets, net	10	512	43	512
	4,131	3,603	7,956	6,581
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,465	1,486	2,828	2,912
Selling, general and administrative and other operating expenses	402	352	709	624
Taxes other than on income	115	77	223	145
Depreciation, depletion and amortization	947	989	1,868	1,931
Asset impairments and related items	12	—	42	13
Exploration expense	21	8	36	19
Interest and debt expense, net	97	86	194	167
	3,059	2,998	5,900	5,811

Income before income taxes and other items	1,072	605	2,056	770
Provision for domestic and foreign income taxes	(302)	(285)	(641)	(363)
Income from equity investments	78	187	141	217
NET INCOME	$848	$507	$1,556	$624

BASIC EARNINGS PER COMMON SHARE	$1.10	$0.66	$2.02	$0.81

DILUTED EARNINGS PER COMMON SHARE	$1.10	$0.66	$2.02	$0.81

DIVIDENDS PER COMMON SHARE	$0.77	$0.76	$1.54	$1.52

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018, AND 2017
(Amounts in millions)

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Net income	$848	$507	$1,556	$624
Other comprehensive income (loss) items:
Foreign currency translation (losses) gains	(1)	—	—	1
Unrealized gains (losses) on derivatives (a)	(1)	1	(4)	6
Pension and postretirement gains (losses) (b)	5	(1)	9	8
Reclassification of realized (gains) losses on derivatives (c)	1	1	3	(1)
Other comprehensive income, net of tax	4	1	8	14
Comprehensive income	$852	$508	$1,564	$638

(a)	Net of tax of zero for the three months ended June 30, 2018, and 2017, and $1 and $(3) for the six months ended June 30, 2018, and 2017, respectively.

(b)	Net of tax of $(2) and $1 for the three months ended June 30, 2018, and 2017, respectively, and $(3) and $(4) for the six months ended June 30, 2018, and 2017, respectively.

(c)	Net of tax of zero for each of the three months ended June 30, 2018, and 2017, and $(1) and $1 for the six months ended June 30, 2018, and 2017, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018, AND 2017
(Amounts in millions)

	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,556	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	1,868	1,931
Deferred income tax (benefit) provision	171	(24)
Other noncash charges to income	96	167
Gain on sale of assets, net	(43)	(512)
Asset impairments and related items	42	13
Net distributions from equity investments	(20)	(127)
Dry hole expenses	15	7
Changes in operating assets and liabilities, net	(920)	(454)
Other operating, net	—	729
Net cash provided by operating activities	2,765	2,354

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,319)	(1,492)
Change in capital accrual	(6)	(35)
Payments for purchases of assets and businesses	(242)	(377)
Sales of assets, net	330	609
Other investing, net	(49)	84
Net cash used by investing activities	(2,286)	(1,211)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	978	—
Payments of long-term debt	(500)	—
Proceeds from issuance of common stock	13	16
Purchases of treasury stock	(97)	(6)
Cash dividends paid	(1,185)	(1,168)
Other financing, net	2	—
Net cash used by financing activities	(789)	(1,158)

Decrease in cash and cash equivalents	(310)	(15)
Cash and cash equivalents — beginning of period	1,672	2,233
Cash and cash equivalents — end of period	$1,362	$2,218

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018

1. General

In these unaudited, consolidated, condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental has made its disclosures in accordance with United States generally accepted accounting principles (GAAP) as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2018, and the consolidated statements of operations, comprehensive income and cash flows for the three and six months ended June 30, 2018, and 2017, as applicable. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended June 30, 2018, and 2017, are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

On August 8, 2018, Occidental announced the sale of non-core domestic midstream assets. These assets to be sold include the Centurion common carrier oil pipeline and storage system, Southeast New Mexico oil gathering system, and Ingleside Crude Terminal. Following the transaction, Occidental will retain its long-term flow assurance, pipeline takeaway and export capacity through its retained marketing business. A substantial portion of the assets to be sold were classified as assets held for sale on the balance sheet at June 30, 2018. The assets held for sale were comprised primarily of midstream property, plant and equipment.

As of June 30, 2018, the remaining $250 million of assets classified as held for sale primarily relates to non-core proved and unproved Permian acreage.

In July 2018, Occidental acquired the previously leased power and steam cogeneration facility in Louisiana for $443 million, which will be paid in three installments in 2018.

In March 2018, Occidental divested non-core midstream assets for approximately $150 million, resulting in a pre-tax gain of $43 million.

In March 2018, Occidental issued $1.0 billion of 4.2-percent senior notes due 2048. Occidental received net proceeds of approximately $985 million. Interest on the notes will be payable semi-annually in arrears in March and September of each year, beginning on September 15, 2018. The proceeds were used to refinance the repayment of the $500 million aggregate principal amount of Occidental's 1.5-percent senior notes due in February 2018, with the remainder to be used for general corporate purposes.

In January 2018, Occidental entered into a new five-year, $3.0 billion revolving credit facility (2018 Credit Facility), replacing the previous credit facility that was scheduled to expire in August 2019. The 2018 Credit Facility has similar terms to the previous credit facility and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental's ability to borrow under the facility.

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

In January 2017, the FASB issued new guidance clarifying the definition of a business under the topic Business Combinations. The rules became effective in the first quarter of 2018, and did not have a material impact to Occidental's financial statements upon adoption.

In November 2016, FASB issued new guidance related to the cash flow classification and presentation of the changes in restricted cash on the statement of cash flows. The rules became effective in the first quarter of 2018 and must be applied retrospectively. Occidental did not have restricted cash as of June 30, 2018, or December 31, 2017.

In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. The rules were adopted for the first quarter of 2018 and resulted in the retrospective reclassification of $151 million of cash receipts from operating cash flows to investing cash flows for the six months ended June 30, 2017, within the Statement of Cash Flows.

In February 2016, the FASB issued rules which require Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset and lease liability for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments. The corresponding right-of-use asset includes the discounted obligation in addition to any upfront payment or cost incurred during contract execution of the lease. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Occidental is the lessee under various agreements for real estate, equipment, plants and facilities, aircraft and information technology hardware that are currently accounted for as operating leases. As a result, these new rules will increase reported assets and liabilities. Occidental will not be an early adopter of this standard. Occidental will apply the revised lease rules for its interim and annual reporting periods starting January 1, 2019, using a modified retrospective approach, including several optional practical expedients related to leases that commenced before the effective date. Occidental is currently evaluating the effect of these rules on its financial statements, training employees, working with third-party consultants and has developed an internal interim software solution for the identification, documentation, tracking, and accounting of leases in order to create an adoption plan based on Occidental's population of leases under the revised definition of leases. Occidental is currently in the test phase and continues to evaluate existing and new lease contracts for compliance. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standard will extend over future periods.

4. Revenue Recognition

On January 1, 2018, Occidental adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted. There was no impact of adopting ASC 606 to the opening balance of retained earnings. There was no impact to the timing or amount of revenue recognized in the six months ended June 30, 2018, as a result of the adoption of ASC 606.

Revenue from customers is recognized when obligations under the terms of a contract with our customer are satisfied; this generally occurs with the delivery of oil, gas, natural gas liquids ("NGL"), chemicals or services such as transportation. Revenue from customers is measured as the amount of consideration Occidental expects to receive in exchange for the delivery of goods or services. Contracts may last from one month to one year or more, and may have renewal terms that extend indefinitely at the option of either party. Price is typically based on market indexes. Volumes fluctuate due to production and, in certain cases, customer demand and transportation availability. Occidental records revenue net of certain taxes, such as sales taxes, that are assessed by governmental authorities on Occidental's customers. Occidental has elected a practical expedient under ASC 606 and will not disclose revenue recognizable in future periods for unsatisfied performance obligations because the consideration related to those performance obligations is based on volume or market prices, which are variable.

Occidental does not incur significant costs to obtain contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. Sales of hydrocarbons and chemicals to customers are invoiced and settled on a monthly basis. Occidental is not usually subject to obligations for warranties, returns or refunds except in the case of customer incentive payments as discussed for the chemical segment below. Occidental does not typically receive payment in advance of satisfying its obligations under the terms of its sales contracts with customers; therefore, liabilities related to such payment are immaterial to Occidental. As of June 30, 2018, trade receivables, net, of $5.5 billion, represents rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.

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

The following table shows a reconciliation of revenue from customers to total net sales (in millions):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Revenue from customers	$3,831	$7,556
All other revenues (a)	252	290
Total net sales	$4,083	$7,846

(a) Includes net marketing margin and chemical exchange contracts.

The following table presents Occidental's revenue from customers by segment, product, and geographical area. Because the oil and gas segment typically sells its hydrocarbons at the lease or concession area, oil, gas and NGL are assumed to be sold in the area where they are produced. Chemical and midstream revenues are shown by area based on the location of the sale (in millions):

For the three months ended June 30, 2018
Revenue by Product	United States	Middle East	Latin America	Other International	Total

Oil and Gas Segment
Oil	$1,334	$718	$180	$—	$2,232
NGL	111	64	—	—	175
Gas	42	73	3	—	118
Other	4	1	1	—	6
Segment Total	$1,491	$856	$184	$—	$2,531

Chemical Segment	$1,102	$—	$51	$17	$1,170

Midstream Segment
Marketing and Trading	$2	$—	$—	$—	$2
Gas Processing	131	104	—	—	235
Pipelines	101	—	—	—	101
Power and Other	19	—	—	—	19
Segment Total	$253	$104	$—	$—	$357

Intersegment Eliminations	$(227)	$—	$—	$—	$(227)

Consolidated	$2,619	$960	$235	$17	$3,831

For the six months ended June 30, 2018
Revenue by Product	United States	Middle East	Latin America	Other International	Total

Oil and Gas Segment
Oil	$2,581	$1,491	$350	$—	$4,422
NGL	200	115	—	—	315
Gas	94	138	7	—	239
Other	7	1	1	—	9
Segment Total	$2,882	$1,745	$358	$—	$4,985

Chemical Segment	$2,182	$—	$103	$38	$2,323

Midstream Segment
Marketing and Trading	$8	$—	$—	$—	$8
Gas Processing	268	200	—	—	468
Pipelines	195	—	—	—	195
Power and Other	38	—	—	—	38
Segment Total	$509	$200	$—	$—	$709

Intersegment Eliminations	$(461)	$—	$—	$—	$(461)

Consolidated	$5,112	$1,945	$461	$38	$7,556

5. Supplemental Cash Flow Information

Occidental paid foreign income taxes and domestic state taxes of $545 million and $375 million during the six months ended June 30, 2018, and 2017, respectively. Occidental received domestic tax refunds of $2 million and $755 million during the six months ended June 30, 2018, and 2017, respectively. Interest paid totaled $182 million and $155 million during the six months ended June 30, 2018, and 2017, respectively.

6. Inventories

Finished goods primarily represents crude oil, caustic soda and vinyl products. Inventories as of June 30, 2018, and December 31, 2017, consisted of the following (in millions):

	2018	2017

Raw materials	$68	$66
Materials and supplies	466	447
Finished goods	858	776
	1,392	1,289
Revaluation to LIFO	(45)	(43)
Total	$1,347	$1,246

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

As of June 30, 2018, Occidental participated in or monitored remedial activities or proceedings at 148 sites. The following table presents Occidental’s current and non-current environmental remediation reserves as of June 30, 2018, which were included in current liabilities ($140 million) and deferred credits and other liabilities - environmental remediation reserves ($731 million). The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	34	$454
Third-party sites	70	173
Occidental-operated sites	15	105
Closed or non-operated Occidental sites	29	139
Total	148	$871

As of June 30, 2018, Occidental’s environmental reserves exceeded $10 million each at 16 of the 148 sites described above, and 91 of the sites each had reserves of $1 million or less. Based on current estimates, Occidental expects to expend funds corresponding to approximately 40 percent of the environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years.

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

Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and the remediation called for in the AOC and the ROD, as well as for certain other Maxus-indemnified sites. Occidental's accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC, the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2018, Occidental filed a complaint under CERCLA in Federal District Court in the State of New Jersey against numerous potentially responsible parties for reimbursement of amounts incurred or to be incurred to comply with the AOC, the ROD or to perform other remediation activities at the Site.

In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation (Plan) to liquidate Maxus and create a trust to pursue claims against YPF, Repsol and others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan became final and the trust became effective. Among other responsibilities, the trust will pursue claims against YPF, Repsol and others and distribute assets to Maxus' creditors in accordance with the trust agreement and Plan. In June 2018, the trust filed its complaint against YPF and Repsol in Delaware bankruptcy court asserting claims based upon, among other things, fraudulent transfer and alter ego.

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

In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental's Participation Contract for Block 15.  The awarded amount represented a recovery of 60 percent of the value of Block 15.  In 2017, Andes Petroleum Ecuador Ltd. (Andes) filed a demand for arbitration, claiming it is entitled to a 40 percent share of the judgment amount obtained by Occidental.  Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60 percent economic interest in the block. Occidental intends to vigorously defend against this claim in arbitration.

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 7, Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of June 30, 2018, and December 31, 2017, were not material to Occidental’s consolidated balance sheets.

The ultimate outcome and impact of outstanding lawsuits, claims and proceedings on Occidental cannot be predicted. Management believes that the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on Occidental's consolidated balance sheet. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected. Occidental’s estimates are based on information known about the legal matters and its experience in contesting, litigating and settling similar matters. Occidental reassesses the probability and estimability of contingent losses as new information becomes available.

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

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2018, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

9. Retirement and Postretirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit plans for the three and six months ended June 30, 2018, and 2017 (in millions):

Three months ended June 30	2018		2017
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

Service cost	$2	$6	$2	$5
Interest cost	4	9	4	10
Expected return on plan assets	(6)	—	(6)	—
Recognized actuarial loss	1	6	2	4
Total	$1	$21	$2	$19

Six months ended June 30	2018		2017
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

Service cost	$4	$12	$4	$10
Interest cost	8	18	8	20
Expected return on plan assets	(12)	—	(12)	—
Recognized actuarial loss	2	10	4	8
Total	$2	$40	$4	$38

Occidental contributed approximately $1 million in each of the three months ended June 30, 2018, and 2017, and approximately $2 million in each of the six months ended June 30, 2018, and 2017, to its defined benefit plans.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2018, and December 31, 2017 (in millions):

Fair Value Measurements at June 30, 2018:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value

Liabilities:
Accrued liabilities	$—	$17	$—	$—	$17
Deferred credits and other liabilities	$—	$86	$—	$—	$86

Fair Value Measurements at December 31, 2017:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value

Liabilities:
Accrued liabilities	$—	$39	$—	$—	$39
Deferred credits and other liabilities	$—	$147	$—	$—	$147

Fair Values — Nonrecurring

During the six months ended June 30, 2018, Occidental recognized pre-tax impairment charges of $42 million related to non-core Permian acreage and an investment in gas processing facilities. During the year ended December 31, 2017, Occidental recognized pre-tax impairment charges of $397 million primarily related to held-for-sale, non-core, proved and unproved Permian acreage.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term, fixed-rate debt, approximate fair value. The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair value of Occidental’s debt as of June 30, 2018, and December 31, 2017, was $10.4 billion for both periods. The remaining principal payments, less the discount on long-term debt, aggregated approximately $10.4 billion and $9.9 billion as of June 30, 2018, and December 31, 2017, respectively.

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

Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2018, and December 31, 2017.

Cash-Flow Hedges

Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of June 30, 2018, Occidental did not have any cash-flow hedges. As of December 31, 2017, Occidental had approximately 7 billion cubic feet (Bcf) of natural gas held in storage, and had cash-flow hedges for the forecast sales, to be settled by physical delivery, of approximately 7 Bcf of stored natural gas.

Derivatives Not Designated as Hedging Instruments

Forward unrealized instruments that are derivatives not designated as hedging instruments are required to be recorded on the income statement and balance sheet at fair value. The fair value represents an unrealized gain or loss between executed sales prices and market prices at the end of the period. The fair value does not reflect the realized or cash value of the instrument. Substantially all of the fair value of Occidental's derivative instruments not designated as hedges are used to manage its exposure to commodity price fluctuations and settle within three months at a weighted average sales price of $70.90 and $2.53 for crude oil and natural gas, respectively at June 30, 2018. The remaining fair value of derivative instruments not designated as hedges was immaterial. The weighted average sales price was $57.38 and $2.73 for crude oil and natural gas, respectively, at December 31, 2017.

The following table summarizes the amounts reported in net sales related to the outstanding commodity derivatives not designated as hedging instruments as of June 30, 2018 and December 31, 2017.

(in millions, except Long/(Short) volumes)	2018	2017

Unrealized gain (loss) on derivatives not designated as hedges
Crude Oil Commodity Contracts	$(73)	$(47)
Natural Gas Commodity Contracts	$—	$1
Outstanding net volumes on derivatives not designated as hedges
Crude Oil Commodity Contracts
Volume (MMBL)	45	61
Natural Gas Commodity Contracts
Volume (Bcf)	(57)	(47)

Fair Value of Derivatives

The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of June 30, 2018, and December 31, 2017 (in millions):

As of June 30, 2018		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3

Assets:
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	933	655	—	(1,027)	561
	Long-term receivables and other assets, net	40	4	—	(41)	3
Liabilities:
Derivatives not designated as hedging instruments (a)
Commodity contracts	Accrued liabilities	979	682	—	(1,027)	634
	Deferred credits and other liabilities	40	3	—	(41)	2

As of December 31, 2017		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3

Assets:
Cash-flow hedges (a)
Commodity contracts	Other current assets	—	3	—	—	3
Derivatives not designated as hedging instruments (a)
Commodity contracts	Other current assets	485	227	—	(517)	195
	Long-term receivables and other assets, net	1	2	—	(1)	2
Liabilities:
Derivatives not designated as hedging instruments (a)
Commodity contracts	Accrued liabilities	535	222	—	(517)	240
	Deferred credits and other liabilities	1	3	—	(1)	3

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated condensed balance sheets.

(b)
These amounts do not include collateral. As of June 30, 2018, collateral received of $4 million has been netted against derivative assets and collateral paid of $40 million has been netted against derivative liabilities. As of December 31, 2017, no collateral received has been netted against derivative assets and collateral paid of $54 million has been netted against derivative liabilities. Select clearinghouse and brokers require Occidental to post an initial margin deposit. Collateral deposited by Occidental, mainly for initial margin, of $73 million and $53 million as of June 30, 2018 and December 31, 2017, respectively, has not been reflected in these derivative fair value tables. This collateral is included in other current assets in the consolidated condensed balance sheets.

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

	Oil			Midstream		Corporate
	and			and		and
	Gas		Chemical	Marketing		Eliminations		Total
Three months ended June 30, 2018
Net sales	$2,531		$1,176	$603		$(227)		$4,083
Pre-tax operating profit (loss)	$780		$317	$250		$(197)	(a)	$1,150
Income taxes	—		—	—		(302)	(b)	(302)
Net income (loss)	$780		$317	$250		$(499)		$848

Three months ended June 30, 2017
Net sales	$1,848		$1,156	$270		$(214)		$3,060
Pre-tax operating profit (loss)	$627	(c)	$230	$119	(d)	$(184)	(a)	$792
Income taxes	—		—	—		(285)	(b)	(285)
Net income (loss)	$627		$230	$119		$(469)		$507

	Oil			Midstream		Corporate
	and			and		and
	Gas		Chemical	Marketing		Eliminations		Total
Six months ended June 30, 2018
Net sales	$4,985		$2,330	$992		$(461)		$7,846
Pre-tax operating profit (loss)	$1,530		$615	$429		$(377)	(a)	$2,197
Income taxes	—		—	—		(641)	(b)	(641)
Net income (loss)	$1,530		$615	$429		$(1,018)		$1,556

Six months ended June 30, 2017
Net sales	$3,742		$2,224	$481		$(430)		$6,017
Pre-tax operating profit (loss)	$847	(c)	$400	$72	(d)	$(332)	(a)	$987
Income taxes	—		—	—		(363)	(b)	(363)
Net income (loss)	$847		$400	$72		$(695)		$624

(a) Includes unallocated net interest expense, administration expense, environmental remediation and other pre-tax items.
(b) Includes all foreign and domestic income taxes from continuing operations.
(c) Includes gain on sale of domestic oil and gas assets, including South Texas, of $510 million.
(d) Includes a non-cash fair value gain of $94 million on the Plains equity investment.

13. Earnings Per Share

Basic earnings per share (EPS) was computed by dividing net income attributable to common stock, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of stock options and unvested stock awards. Occidental’s instruments containing rights to nonforfeitable dividends granted in stock-based awards are considered participating securities prior to vesting and, therefore, net income allocated to these participating securities has been deducted from earnings in computing basic and diluted EPS under the two-class method. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2018, and 2017 (in millions, except per-share amounts):

	Three months ended June 30		Six months ended June 30

	2018	2017	2018	2017
Basic EPS
Net Income	$848	$507	$1,556	$624
Less: Net income allocated to participating securities	(5)	(2)	(8)	(2)
Net Income, net of participating securities	843	505	1,548	622

Weighted average number of basic shares	765.7	764.9	765.7	764.7
Basic EPS	$1.10	$0.66	$2.02	$0.81
Diluted EPS
Net income, net of participating securities	$843	$505	$1,548	$622
Weighted average number of basic shares	765.7	764.9	765.7	764.7
Dilutive effect of potentially dilutive securities	1.7	1.0	1.5	0.8
Total diluted weighted average common shares	767.4	765.9	767.2	765.5
Diluted EPS	$1.10	$0.66	$2.02	$0.81

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

Consolidated Results of Operations

Occidental reported net income of $848 million for the second quarter of 2018 on net sales of $4.1 billion, compared to net income of $507 million on net sales of $3.1 billion for the second quarter of 2017. Diluted earnings per share was $1.10 for the second quarter of 2018 compared to $0.66 for the second quarter of 2017.

Occidental reported net income of $1.6 billion for the six months ended June 30, 2018, on net sales of $7.8 billion, compared to net income of $624 million on net sales of $6.0 billion for the same period of 2017. Diluted earnings per share was $2.02 for the six months ended June 30, 2018, compared to $0.81 for the same period of 2017.

Net income increased for the three and six months ended June 30, 2018, when compared to the same periods of 2017, across all segments. Excluding the gain on sale of South Texas operations in the second quarter of 2017, approximately two-thirds of the increase in earnings for the three and six months ended June 30, 2018, compared to the same periods of 2017, was the result of higher crude oil prices, higher domestic volumes, and lower depreciation, depletion and amortization (DD&A) rates in the oil and gas segment. The remaining increase reflected higher marketing margins from improved crude oil spreads in the marketing business as well as higher realized caustic soda prices and favorable plant margins due to lower ethylene and energy costs.

Selected Statements of Operations Items

Net sales increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, as a result of higher crude oil prices and higher domestic crude oil volumes in the oil and gas segment, higher realized caustic soda prices in the chemical segment and higher marketing margins in the midstream and marketing segment. Gain on the sale of assets, net, totaling $512 million for the three and six months ended June 30, 2017, primarily reflected gains on sale of the South Texas operations.

Cost of sales decreased for the three and six months ended June 30, 2018, compared to the same periods in 2017, mainly due to lower raw materials costs in the chemical segment and changes in the fair value of a long-term contract to purchase carbon dioxide in the oil and gas segment, partially offset by higher third party crude purchases.

The increase in selling, general and administrative and other operating expenses for the three and six months ended June 30, 2018, compared to the same periods in 2017, reflected higher stock compensation costs due to Occidental's higher stock price and higher environmental remediation costs. Taxes other than on income increased for the three and six months ended June 30, 2018, compared to the same periods of 2017, mainly due to higher production taxes as a result of higher domestic oil prices. The decrease in DD&A expense for the three and six months ended June 30, 2018, compared to the same periods in 2017, was mainly due to lower DD&A rates in the Permian Resources oil and gas operations.

The increase in the domestic and foreign income tax provision for the three and six months ended June 30, 2018, compared to the same periods in 2017, reflected higher pre-tax operating income.

Income from equity investments for the three and six months ended June 30, 2017, reflected a non-cash fair value gain on the Plains equity investment.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents.

The increase in trade receivables, net, at June 30, 2018, compared to December 31, 2017, was primarily due to higher crude oil prices and volumes. The increase in inventories at June 30, 2018, compared to December 31, 2017, reflected an increase in domestic crude oil in transit from the Ingleside Crude Terminal at June 30, 2018. The increase in other current assets at June 30, 2018, compared to December 31, 2017, reflected mark-to-market increases on derivative financial instruments.

Assets and liabilities held for sale primarily represent non-core midstream assets and non-core proved and unproved domestic acreage. The increase in assets held for sale from December 31, 2017, is primarily the result of the addition of $1.5 billion in non-core upstream and midstream property, plant and equipment, partially offset by the divestiture of non-core Permian and midstream assets with a book value of $0.3 billion. Excluding the reclassification of assets held for sale, the increase in property, plant and equipment, net at June 30, 2018, compared to December 31, 2017, is primarily the result of capital expenditures and property acquisitions of $2.3 billion and $0.2 billion, respectively, which were partially offset by DD&A of $1.8 billion.

The decrease in the current portion of long-term debt at June 30, 2018, compared to December 31, 2017, reflected the repayment of $500 million of 1.5-percent senior notes that matured in February 2018. The increase in accounts payable at June 30, 2018, compared to December 31, 2017, mainly reflected higher crude oil prices and third-party purchases. The increase in accrued liabilities at June 30, 2018, compared to December 31, 2017, mainly reflected mark-to-market increases on derivative financial instruments, partially offset by payments related to incentive compensation that were paid in the first quarter of 2018. The increase in long-term debt at June 30, 2018, compared to December 31, 2017, reflected the issuance of $1.0 billion of 4.2-percent senior notes due 2048. The increase in deferred domestic and foreign income taxes at June 30, 2018, compared to December 31, 2017, was primarily due to accelerated depreciation for tax purposes.

Segment Operations

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGL, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities. The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2018, and 2017 (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Net Sales (a)
Oil and Gas	$2,531	$1,848	$4,985	$3,742
Chemical	1,176	1,156	2,330	2,224
Midstream and Marketing	603	270	992	481
Eliminations	(227)	(214)	(461)	(430)
	$4,083	$3,060	$7,846	$6,017
Segment Results
Oil and Gas	$780	$627	$1,530	$847
Chemical	317	230	615	400
Midstream and Marketing	250	119	429	72
	1,347	976	2,574	1,319
Unallocated Corporate Items
Interest expense, net	(91)	(81)	(183)	(159)
Income tax provision	(302)	(285)	(641)	(363)
Other expense, net	(106)	(103)	(194)	(173)

Net Income	$848	$507	$1,556	$624

(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and six months ended June 30, 2018, and 2017 (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Oil and Gas
Gain on sale of assets and other	$—	$510	$—	$510

Chemical
No significant items	$—	$—	$—	$—

Midstream and Marketing
Non-cash fair value gain on Plains equity investment	$—	$94	$—	$94

Corporate
Tax effect of pre-tax adjustments	$—	$(216)	$—	$(216)

Total	$—	$388	$—	$388

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and six months ended June 30, 2018, and 2017 (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Oil and Gas	$780	$627	$1,530	$847
Chemical	317	230	615	400
Midstream and Marketing	250	119	429	72
Unallocated Corporate Items	(197)	(184)	(377)	(332)
Pre-tax Income	1,150	792	2,197	987

Income tax (provision) benefit
Federal and state	(76)	(79)	(171)	34
Foreign	(226)	(206)	(470)	(397)
Total	(302)	(285)	(641)	(363)

Income from continuing operations	$848	$507	$1,556	$624

Worldwide effective tax rate	26%	36%	29%	37%

In 2017, Occidental recorded a provisional estimate for the federal and state income tax associated with the mandatory deemed repatriation, as required under the 2017 Tax Cuts and Jobs Act (Tax Reform), and the resulting impact to the net federal deferred tax liability. As of June 30, 2018, additional definitive technical guidance has been provided related to a portion of the provisional estimate made as of December 31, 2017. The additional guidance did not result in any change to the provisional estimates recorded as of December 31, 2017. However, the ultimate impact of Tax Reform may differ from Occidental’s estimates due to changes in interpretations and assumptions, as well as additional regulatory guidance.
Oil and Gas Segment

Oil and gas segment earnings were $780 million and $1.5 billion for the three and six months ended June 30, 2018, respectively, compared with segment earnings of $627 million and $847 million for the same periods of 2017. The three and six months ended June 30, 2017, included a $510 million pre-tax gain, primarily on the sale of South Texas operations. Excluding the gain on sale, the increase in earnings for the three and six months ended June 30, 2018, compared to the same periods in 2017, reflected significantly higher oil and NGL prices as both average WTI and Brent oil prices increased by over 30 percent, higher domestic volumes and lower DD&A rates, which decreased by approximately 8 percent.

The following tables set forth the total production and sales volumes for oil, NGL and natural gas per day for the three and six months ended June 30, 2018, and 2017. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations, where the product is loaded onto tankers.

	Three months ended June 30		Six months ended June 30
Production Volumes per Day	2018	2017	2018	2017
Oil (MBBL)
United States (b)	240	195	234	193
Middle East	135	151	138	151
Latin America	31	32	31	30
NGL (MBBL)
United States (b)	65	51	62	49
Middle East	30	32	27	30
Natural Gas (MMCF)
United States (b)	316	254	305	251
Middle East	506	532	478	487
Latin America	6	7	6	7
Total Production Ongoing Operations (MBOE)	639	594	624	577
Operations Exited	—	7	—	16
Total Production Volumes (MBOE) (a)	639	601	624	593

	Three months ended June 30		Six months ended June 30
Sales Volumes per Day	2018	2017	2018	2017
Oil (MBBL)
United States (b)	240	195	234	193
Middle East	119	151	130	151
Latin America	30	34	31	30
NGL (MBBL)
United States (b)	65	51	62	49
Middle East	30	32	27	30
Natural Gas (MMCF)
United States (b)	316	254	305	251
Middle East	506	532	480	487
Latin America	6	7	6	7
Total Sales Ongoing Operations (MBOE)	622	596	616	577
Operations Exited	—	7	—	16
Total Sales Volumes (MBOE) (a)	622	603	616	593

(a) Natural gas volumes have been converted to thousands of barrels (MMBL) of oil equivalent (MBOE) based on energy content of six million cubic feet (MMCF) of gas to one thousand barrels of oil (MBOE). Barrels of oil equivalence does not necessarily result in price equivalence.
(b) Excludes 2 MBBL and 32 MMCF of NGLs and gas for the three months ended June 30, 2017, related to South Texas. Excludes 1 MBBL, 3 MMBL and 70 MMCF of oil, NGLs and gas for the six months ended June 30, 2017, related to South Texas.

Total average daily production volumes were 639,000 BOE for the second quarter of 2018 compared to 601,000 BOE for the second quarter of 2017. For the second quarter of 2018, total company average daily oil and gas production volumes for ongoing operations increased by 45,000 BOE to 639,000 BOE from 594,000 BOE in the second quarter of 2017, primarily due to Permian Resources which increased production by 63,000 BOE or over 45 percent as a result of increased drilling and well productivity, partially offset by the production sharing impact of higher oil prices related mainly to operations in Oman, Colombia and Qatar.

Total average daily production volumes for the first six months of 2018 and 2017 were 624,000 BOE and 593,000 BOE, respectively. For the first six months of 2018, total average daily oil and gas production volumes for ongoing operations increased by 47,000 BOE to 624,000 BOE from 577,000 BOE for the first six months of 2017, primarily due to Permian Resources production, which increased by 56,000 BOE or over 40 percent, as a result of increased drilling and well productivity, partially offset by the production sharing impact of higher oil prices related mainly to operations in Oman, Colombia and Qatar.

The following tables present information about Occidental's average realized prices and index prices for the three and six months ended June 30, 2018, and 2017:

	Three months ended June 30		Six months ended June 30
Average Realized Prices	2018	2017	2018	2017
Oil ($/BBL)
United States	$61.08	$44.94	$61.06	$46.78
Middle East	$66.59	$49.51	$63.83	$49.57
Latin America	$65.66	$42.60	$62.38	$45.12
Total Worldwide	$63.12	$46.55	$62.07	$47.77
NGL ($/BBL)
United States	$28.87	$20.47	$27.93	$21.75
Middle East	$23.58	$16.31	$22.79	$17.35
Total Worldwide	$27.21	$18.90	$26.34	$20.18
Natural Gas ($/MCF)
United States	$1.49	$2.23	$1.76	$2.48
Latin America	$6.07	$5.18	$5.87	$4.96
Total Worldwide	$1.58	$1.81	$1.69	$1.93

	Three months ended June 30		Six months ended June 30
Average Index Prices	2018	2017	2018	2017
WTI oil ($/BBL)	$67.88	$48.29	$65.37	$50.10
Brent oil ($/BBL)	$74.90	$50.92	$71.04	$52.79
NYMEX gas ($/MCF)	$2.75	$3.14	$2.81	$3.20

Average Realized Prices as Percentage of Average Index Prices	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Worldwide oil as a percentage of average WTI	93%	96%	95%	95%
Worldwide oil as a percentage of average Brent	84%	91%	87%	90%
Worldwide NGL as a percentage of average WTI	40%	39%	40%	40%
Domestic natural gas as a percentage of average NYMEX	54%	71%	63%	78%

Average WTI and Brent prices increased to $67.88 per barrel and $74.90 per barrel, respectively, for the second quarter of 2018, compared to $48.29 per barrel and $50.92 per barrel, respectively, for the second quarter of 2017. Worldwide realized crude oil prices increased by 36 percent to $63.12 per barrel for the second quarter of 2018, compared to $46.55 per barrel in the second quarter of 2017. Worldwide realized NGL prices increased by 44 percent to $27.21 per barrel in the second quarter of 2018, compared to $18.90 per barrel in the second quarter of 2017. Domestic realized natural gas prices decreased by 33 percent in the second quarter of 2018 to $1.49 per MCF, compared to $2.23 per MCF in the second quarter of 2017.

Average WTI and Brent prices increased to $65.37 per barrel and $71.04 per barrel, respectively, for the first six months of 2018, compared to $50.10 per barrel and $52.79 per barrel, respectively, for the same period of 2017. Worldwide realized crude oil prices increased by 30 percent to $62.07 per barrel for the first six months of 2018, compared to $47.77 per barrel for the same period of 2017. Worldwide realized NGL prices increased by 31 percent to $26.34 per barrel for the first six months of 2018, compared to $20.18 per barrel for the same period of 2017. Domestic realized natural gas prices decreased by 29 percent for the first six months of 2018 to $1.76 per MCF, compared to $2.48 per MCF for the same period of 2017.

Chemical Segment

Chemical segment earnings for the three months ended June 30, 2018, were $317 million, compared to $230 million for the same period in 2017. Chemical segment earnings for the first six months of 2018 were $615 million, compared to $400 million for the same period of 2017. Compared to the same periods in 2017, the three and six months ended June 30, 2018, reflected significant improvements in realized caustic soda prices slightly offset by decreased chlorovinyl sales volumes, favorable plant margins due to lower ethylene and energy costs, and additional earnings contribution from the December 2017 start-up of the Geismar, Louisiana plant to produce 4CPe, a new raw material used in making next-generation refrigerants.

Midstream and Marketing Segment

Midstream and marketing earnings were $250 million for the three months ended June 30, 2018, compared with earnings of $119 million for the same period of 2017. Midstream and marketing earnings were $429 million for the first six months of 2018, compared with earnings of $72 million for the same period in 2017. The six months ended June 30, 2018, included a pre-tax gain of $43 million for the sale of interests in a gas plant. The three and six months ended June 30, 2017, included a non-cash fair value gain on the Plains equity investment of $94 million. The increase in earnings in midstream and marketing segment for the three and six months ended June 30, 2018 reflected higher marketing margins due to the improved crude oil spreads.

On August 8, 2018, Occidental announced the sale of non-core domestic midstream assets. These assets to be sold include the Centurion common carrier oil pipeline and storage system, Southeast New Mexico oil gathering system, and Ingleside Crude Terminal. Following the transaction, Occidental will retain its long-term flow assurance, pipeline takeaway and export capacity through its retained marketing business. A substantial portion of the assets to be sold were classified as assets held for sale on the balance sheet at June 30, 2018. The assets held for sale were comprised primarily of midstream property, plant and equipment.

Liquidity and Capital Resources

At June 30, 2018, Occidental had $1.4 billion in cash and cash equivalents. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. With a continued focus on capital efficiency and operational efficiency, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments, future borrowings, and, if necessary, proceeds from other forms of capital issuance.

Net cash provided by operating activities was $2.8 billion for the six months ended June 30, 2018, compared to $2.4 billion for the same period of 2017. Cash flows were positively impacted by higher oil prices and domestic volumes in the first six months of 2018 as compared to the same period in 2017. The impact of the chemical and the midstream and marketing segments on overall cash flows is typically less significant than the impact of the oil and gas segment because these segments are smaller.

Occidental’s net cash used by investing activities was $2.3 billion for the first six months of 2018, compared to $1.2 billion for the same period of 2017. Capital expenditures for the first six months of 2018 were $2.3 billion of which $2.1 billion was for the oil and gas segment, compared to $1.5 billion for the first six months of 2017 of which $1.2 billion was for the oil and gas segment. The first six months of 2018 also reflected $0.3 billion of cash received from the sale of assets and $0.2 billion of cash paid for the purchase of assets.

Occidental’s net cash used by financing activities was $0.8 billion for the six months of 2018, compared to net cash used by financing activities of $1.2 billion for the same period of 2017. Cash used by financing activities for the first six months of 2018 reflected the payment of $1.2 billion of dividends, payment of $0.5 billion of 1.5-percent senior notes that were due February of 2018 and proceeds from the issuance of $1.0 billion of 4.2-percent senior notes due 2048.

As of June 30, 2018, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. Reserve balances for other matters as of June 30, 2018, and December 31, 2017, were not material to Occidental's consolidated balance sheets. For further information, see Note 8, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2018, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2017 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2018.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first six months of 2018 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see Note 8, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2017 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the six months ended June 30, 2018, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2018	—		$—	—
April 1 - 30, 2018	—		$—	—
May 1 - 31, 2018	616,463	(b)	$83.43	380,000
June 1 - 30, 2018	581,510	(b)	$83.48	492,000
Second Quarter 2018	1,197,973		$83.46	872,000
Total	1,197,973		$83.46	872,000	62,884,544

(a)
Represents the total number of shares remaining at June 30, 2018, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

(b)	Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

Item 6.    Exhibits

12
Statement regarding the computation of total enterprise ratios of earnings to fixed charges for the six months ended June 30, 2018, and 2017, and for each of the five years in the period ended December 31, 2017.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE	August 8, 2018	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer