Form 10-Q
period 2018-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2018-11-05
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common stock $.20 par value	755,025,938

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2018, AND DECEMBER 31, 2017
(Amounts in millions)

	2018	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,954	$1,672
Trade receivables, net	6,000	4,145
Inventories	1,009	1,246
Assets held for sale	—	474
Other current assets	1,149	733
Total current assets	11,112	8,270

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,568	1,515

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $41,825 at September 30, 2018, and $39,072 at December 31, 2017	31,155	31,174

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,122	1,067

TOTAL ASSETS	$44,957	$42,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2018, AND DECEMBER 31, 2017
(Amounts in millions except share amounts)

	2018	2017

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$116	$500
Accounts payable	5,443	4,408
Accrued liabilities	2,813	2,492
Total current liabilities	8,372	7,400

LONG-TERM DEBT, NET	10,198	9,328

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes	1,162	581
Asset retirement obligations	1,249	1,241
Pension and postretirement obligations	828	1,005
Environmental remediation reserves	740	728
Other	915	1,171
	4,894	4,726
STOCKHOLDERS' EQUITY
Common stock, at par value (894,874,771 shares at September 30, 2018 and 893,468,707 shares at December 31, 2017)	179	179
Treasury stock (140,886,833 shares at September 30, 2018, and 128,364,195 shares at December 31, 2017)	(10,162)	(9,168)
Additional paid-in capital	7,991	7,884
Retained earnings	23,635	21,935
Accumulated other comprehensive loss	(154)	(258)
Total equity attributable to common stock	21,489	20,572
Noncontrolling interest	4	—
Total stockholders’ equity	21,493	20,572

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,957	$42,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018, AND 2017
(Amounts in millions, except per-share amounts)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

REVENUES AND OTHER INCOME
Net sales	$5,216	$2,999	$13,062	$9,016
Interest, dividends and other income	34	20	101	72
Gain on sale of assets, net	926	86	969	598
	6,176	3,105	14,132	9,686
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,786	1,357	4,614	4,269
Selling, general and administrative and other operating expenses	431	352	1,140	976
Taxes other than on income	110	76	333	221
Depreciation, depletion and amortization	1,023	995	2,891	2,926
Asset impairments and related items	214	11	256	24
Exploration expense	24	8	60	27
Interest and debt expense, net	96	91	290	258
	3,684	2,890	9,584	8,701

Income before income taxes and other items	2,492	215	4,548	985
Provision for domestic and foreign income taxes	(710)	(85)	(1,351)	(448)
Income from equity investments	87	60	228	277
NET INCOME	1,869	190	3,425	814

BASIC EARNINGS PER COMMON SHARE	$2.44	$0.25	$4.46	$1.06

DILUTED EARNINGS PER COMMON SHARE	$2.44	$0.25	$4.45	$1.06

DIVIDENDS PER COMMON SHARE	$0.78	$0.77	$2.32	$2.29

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018, AND 2017
(Amounts in millions)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Net income	$1,869	$190	$3,425	$814
Other comprehensive income (loss) items:
Foreign currency translation gains	—	2	—	3
Unrealized gains (losses) on derivatives (a)	(1)	8	(5)	14
Pension and postretirement gains (b)	144	4	153	12
Reclassification of realized (gains) losses on derivatives (c)	10	—	13	(1)
Other comprehensive income, net of tax	153	14	161	28
Comprehensive income	$2,022	$204	$3,586	$842

(a)	Net of tax of zero and $(5) for the three months ended September 30, 2018, and 2017, respectively, and $1 and $(8) for the nine months ended September 30, 2018, and 2017, respectively.

(b)
Net of tax of $(40) and $(3) for the three months ended September 30, 2018, and 2017, respectively, and $(43) and $(7) for the nine months ended September 30, 2018, and 2017, respectively. The three and nine months ended September 30, 2018 include $139 ($178 pre-tax) of other comprehensive income related to a postretirement benefit plan design change. Please refer to Note 9.

(c)	Net of tax of $(3) and zero for the three months ended September 30, 2018, and 2017, respectively, and $(4) and $1 for the nine months ended September 30, 2018, and 2017, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018, AND 2017
(Amounts in millions)

	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,425	$814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	2,891	2,926
Deferred income tax provision (benefit)	550	(111)
Other noncash charges to income	74	170
Gain on sale of assets, net	(969)	(598)
Asset impairments and related items	256	24
Undistributed earnings from affiliates	(16)	(70)
Dry hole expenses	27	8
Changes in operating assets and liabilities, net	(1,069)	(445)
Other operating, net	—	722
Net cash provided by operating activities	5,169	3,440

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,638)	(2,439)
Change in capital accrual	7	20
Payments for purchases of assets and businesses	(726)	(1,060)
Sales of assets, net	2,745	1,293
Equity investments and other, net	(88)	60
Net cash used by investing activities	(1,700)	(2,126)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	978	—
Payments of long-term debt	(500)	—
Proceeds from issuance of common stock	17	25
Purchases of treasury stock	(908)	(12)
Cash dividends paid	(1,780)	(1,754)
Contributions from noncontrolling interest	4	—
Other financing, net	2	—
Net cash used by financing activities	(2,187)	(1,741)

Increase (decrease) in cash and cash equivalents	1,282	(427)
Cash and cash equivalents — beginning of period	1,672	2,233
Cash and cash equivalents — end of period	$2,954	$1,806

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2018, and the consolidated statements of operations, comprehensive income for the three and nine months ended September 30, 2018, and 2017, and cash flows for the nine months ended September 30, 2018, and 2017. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended September 30, 2018, and 2017, are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Asset Acquisitions, Dispositions and Other

In September 2018, Occidental divested non-core domestic midstream assets for total consideration of $2.6 billion, of which approximately $2.4 billion was received at closing, resulting in a pre-tax net gain of $902 million. These assets include the Centurion common carrier oil pipeline and storage system, Southeast New Mexico oil gathering system, and Ingleside Crude Terminal. Following the transaction, Occidental retained its long-term flow assurance, pipeline takeaway and export capacity through its retained marketing business.

In July 2018, Occidental acquired the previously leased power and steam cogeneration facility in Louisiana for $443 million, with one payment of approximately $60 million remaining to be settled in the fourth quarter of 2018.

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

In January 2017, FASB issued new guidance clarifying the definition of a business under the topic Business Combinations. The rules became effective in the first quarter of 2018, and did not have a material impact to Occidental's financial statements upon adoption.

In November 2016, FASB issued new guidance related to the cash flow classification and presentation of the changes in restricted cash on the statement of cash flows. The rules became effective in the first quarter of 2018 and must be applied retrospectively. Occidental did not have restricted cash as of September 30, 2018, or December 31, 2017.

In August 2016, FASB issued new guidance related to the classification of certain cash receipts and payments on the statement of cash flows. The rules were adopted for the first quarter of 2018 and resulted in the retrospective reclassification of $135 million of cash receipts from operating cash flows to investing cash flows for the nine months ended September 30, 2017, within the Statement of Cash Flows.

In February 2016, FASB issued rules which require Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset and lease liability for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments. The corresponding right-of-use asset includes the discounted obligation in addition to any upfront payment or cost incurred during contract execution of the lease. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Occidental is the lessee under various agreements for real estate, equipment, plants and facilities, aircraft and information technology hardware that are currently accounted for as operating leases. As a result, these new rules will increase reported assets and liabilities. Occidental will not be an early adopter of this standard. Occidental will apply the revised lease rules for its interim and annual reporting periods starting January 1, 2019, using a modified retrospective approach, including several optional practical expedients related to leases that commenced before the effective date. Occidental is currently evaluating the effect of these rules on its financial statements, training employees, working with third-party consultants and has developed an internal interim software solution for the identification, documentation, tracking and accounting of leases as a means of an adoption plan based on Occidental's population of leases under the revised definition of leases. Occidental is currently in the test phase and continues to evaluate existing and new lease contracts for compliance, including performing various procedures to assess completeness in population and evaluating right-of-way contract structures under the new guidance to determine future impacts from adoption. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standard is ongoing.

4. Revenue Recognition

On January 1, 2018, Occidental adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted. There was no impact of adopting ASC 606 to the opening balance of retained earnings. There was no impact to the timing or amount of revenue recognized in the nine months ended September 30, 2018, as a result of the adoption of ASC 606.

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

Occidental does not incur significant costs to obtain contracts. Incidental items that are immaterial in the context of the contract are recognized as expense. Sales of hydrocarbons and chemicals to customers are invoiced and settled on a monthly basis. Occidental is not usually subject to obligations for warranties, returns or refunds except in the case of customer incentive payments as discussed for the chemical segment below. Occidental does not typically receive payment in advance of satisfying its obligations under the terms of its sales contracts with customers; therefore, liabilities related to such payment are immaterial to Occidental. As of September 30, 2018, trade receivables, net, of $6.0 billion, represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.

Oil and Gas Segment

Revenue from oil and gas production is recognized when it is delivered and control passes to the customer. Revenues from the production of oil and gas properties in which Occidental has an interest with other producers are recognized on the basis of Occidental’s net revenue interest.

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

Midstream and Marketing Segment

Revenue from pipeline and gas processing is recognized upon the completion of the transportation or processing service. Revenue from power sales is recognized upon delivery. Net marketing margin is included in net sales, but excluded from revenue from customers. Net marketing margin is recognized upon completion of contract terms that are a prerequisite to payment and upon title transfer for physical deliveries. Unless normal sales treatment has been elected, net marketing margin is classified as a derivative, reported on a net basis, recorded at fair value and changes in fair value are reflected in net sales.

The following table shows a reconciliation of revenue from customers to total net sales (in millions):

	Three Months Ended September 30, 2018	Nine months Ended September 30, 2018

Revenue from customers	$4,257	$11,813
All other revenues (a)	959	1,249
Total net sales	$5,216	$13,062

(a) Includes net marketing margin and chemical exchange contracts.

The following table presents Occidental's revenue from customers by segment, product and geographical area. Because the oil and gas segment typically sells its hydrocarbons at the lease or concession area, oil, gas and NGL are assumed to be sold in the area where they are produced. Chemical and midstream revenues are shown by area based on the location of the sale (in millions):

For the three months ended September 30, 2018
Revenue by Product	United States	Middle East	Latin America	Other International	Total

Oil and Gas Segment
Oil	$1,326	$1,016	$197	$—	$2,539
NGL	139	77	—	—	216
Gas	47	80	5	—	132
Other	3	—	(1)	—	2
Segment Total	$1,515	$1,173	$201	$—	$2,889

Chemical Segment	$1,112	$—	$51	$21	$1,184

Midstream Segment
Marketing and Trading	$3	$—	$—	$—	$3
Gas Processing	148	108	—	—	256
Pipelines	115	—	—	—	115
Power and Other	35	—	—	—	35
Segment Total	$301	$108	$—	$—	$409

Intersegment Eliminations	$(225)	$—	$—	$—	$(225)

Consolidated	$2,703	$1,281	$252	$21	$4,257

For the nine months ended September 30, 2018
Revenue by Product	United States	Middle East	Latin America	Other International	Total

Oil and Gas Segment
Oil	$3,907	$2,507	$547	$—	$6,961
NGL	339	192	—	—	531
Gas	141	218	12	—	371
Other	10	1	—	—	11
Segment Total	$4,397	$2,918	$559	$—	$7,874

Chemical Segment	$3,294	$—	$154	$59	$3,507

Midstream Segment
Marketing and Trading	$11	$—	$—	$—	$11
Gas Processing	416	308	—	—	724
Pipelines	310	—	—	—	310
Power and Other	73	—	—	—	73
Segment Total	$810	$308	$—	$—	$1,118

Intersegment Eliminations	$(686)	$—	$—	$—	$(686)

Consolidated	$7,815	$3,226	$713	$59	$11,813

5. Supplemental Cash Flow Information

Occidental paid foreign and domestic state income taxes of $838 million and $553 million during the nine months ended September 30, 2018, and 2017, respectively. Occidental received domestic tax refunds of $2 million and $756 million during the nine months ended September 30, 2018, and 2017, respectively. Interest paid totaled $298 million and $266 million during the nine months ended September 30, 2018, and 2017, respectively.

6. Inventories

Finished goods primarily represents crude oil, caustic soda and vinyl products. Inventories as of September 30, 2018, and December 31, 2017, consisted of the following (in millions):

	2018	2017

Raw materials	$69	$66
Materials and supplies	434	447
Finished goods	549	776
	1,052	1,289
Revaluation to LIFO	(43)	(43)
Total	$1,009	$1,246

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

As of September 30, 2018, Occidental participated in or monitored remedial activities or proceedings at 146 sites. The following table presents Occidental’s current and non-current environmental remediation reserves as of September 30, 2018, which were included in current liabilities ($136 million) and deferred credits and other liabilities - environmental remediation reserves ($740 million). The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency on the CERCLA National Priorities List (NPL sites) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	34	$453
Third-party sites	69	172
Occidental-operated sites	14	114
Closed or non-operated Occidental sites	29	137
Total	146	$876

As of September 30, 2018, Occidental’s environmental reserves exceeded $10 million each at 16 of the 146 sites described above, and 90 of the sites each had reserves of $1 million or less. Based on current estimates, Occidental expects to expend funds corresponding to approximately 50 percent of the environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its estimable amount of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could range up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2017.

Maxus Environmental Sites

When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus, a subsidiary of YPF S.A. (YPF), agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On September 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Site.

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

In September 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation (Plan) to liquidate Maxus and create a trust to pursue claims against YPF, Repsol and others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan became final and the trust became effective. Among other responsibilities, the trust will pursue claims against YPF, Repsol and others and distribute assets to Maxus' creditors in accordance with the trust agreement and Plan. In June 2018, the trust filed its complaint against YPF and Repsol in Delaware bankruptcy court asserting claims based upon, among other things, fraudulent transfer and alter ego.

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

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 7, Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of September 30, 2018, and December 31, 2017, were not material to Occidental’s consolidated balance sheets.

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

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2018, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

Purchase Obligations and Commitments

Occidental has entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. In the third quarter of 2018, Occidental secured approximately $2 billion of additional long-term commitments related to pipeline and terminal capacity that extend over the next ten years.

9. Retirement and Postretirement Benefit Plans

The following tables set forth the components of the net periodic benefit costs for Occidental’s defined benefit plans for the three and nine months ended September 30, 2018, and 2017 (in millions):

Three months ended September 30	2018		2017
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

Service cost	$—	$5	$2	$5
Interest cost	4	8	4	9
Expected return on plan assets	(7)	—	(6)	—
Recognized actuarial loss	2	2	2	3
Additional settlement cost	3	—	—	—
Total	$2	$15	$2	$17

Nine months ended September 30	2018		2017
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

Service cost	$4	$17	$6	$15
Interest cost	12	26	12	29
Expected return on plan assets	(19)	—	(18)	—
Recognized actuarial loss	4	12	6	11
Additional settlement cost	3	—	—	—
Total	$4	$55	$6	$55

Occidental contributed approximately $2 million and $1 million in the three months ended September 30, 2018, and 2017, and approximately $4 million and $3 million in the nine months ended September 30, 2018, and 2017, to its defined benefit plans.

During the third quarter of 2018, Occidental adopted a postretirement benefit plan design change, which replaced the previous self-insured benefit with a Medicare Advantage PPO plan for Medicare-eligible retirees. As a result of this change, the postretirement benefit obligation was remeasured as of August 31, 2018. The remeasurement resulted in a decrease to the benefit obligation of $178 million, with a corresponding offset to accumulated other comprehensive income.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of September 30, 2018, and December 31, 2017 (in millions):

Fair Value Measurements at September 30, 2018:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value

Liabilities:
Accrued liabilities	$—	$11	$—	$—	$11
Deferred credits and other liabilities - other	$—	$53	$—	$—	$53

Fair Value Measurements at December 31, 2017:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value

Liabilities:
Accrued liabilities	$—	$39	$—	$—	$39
Deferred credits and other liabilities - other	$—	$147	$—	$—	$147

Fair Values — Nonrecurring

During the three months ended September 30, 2018, Occidental recognized pre-tax impairment charges of $196 million on proved oil and gas properties and inventory as a result of Qatar Petroleum’s decision to take over operatorship and ownership of the Idd El-Shargi North Dome offshore field in Qatar following the contract expiration in October 2019. The fair value of the proved properties was measured based on the income approach, which incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves, estimates of oil and gas reserves, estimates of future expected operating and capital costs and a risk-adjusted discount rate. These inputs are categorized as Level 3 in the fair value hierarchy. As the end of the contract period approaches, significant changes to estimated future cash flows could result in additional impairment charges. In addition, for the nine months ended September 30, 2018, Occidental recognized pre-tax impairment charges of $42 million related to non-core proved Permian acreage and an investment in gas processing facilities. During the year ended December 31, 2017, Occidental recognized pre-tax impairment charges of $397 million primarily related to held-for-sale, non-core, proved and unproved Permian acreage.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term, fixed-rate debt, approximate fair value. The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair value of Occidental’s debt as of September 30, 2018, and December 31, 2017, was $10.4 billion. The remaining principal payments, less the discount on long-term debt, aggregated approximately $10.4 billion and $9.9 billion as of September 30, 2018, and December 31, 2017, respectively.

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

The financial instruments not designated as hedges will impact Occidental's earnings through mark-to-market until the offsetting future physical commodity is delivered. For GAAP purposes, any physical inventory is carried at lower of cost or market on the balance sheet. A substantial majority of Occidental's physical derivative contracts are index-based and carry no mark-to-market value in earnings. Net gains and losses associated with derivative instruments not designated as hedging instruments are recognized currently in net sales. Net gains and losses attributable to derivative instruments subject to hedge accounting reside in accumulated other comprehensive loss and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings.

Credit Risk

The majority of Occidental's counterparty credit risk is related to the physical delivery of energy commodities to its customers and any potential inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Occidental also enters into future contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.

Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of September 30, 2018, and December 31, 2017.

Cash flow Hedges

Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of September 30, 2018, Occidental had approximately 6 billion cubic feet (Bcf) of natural gas held in storage, and had cash flow hedges for the forecast sales, to be settled by physical delivery, of approximately 4 Bcf of stored natural gas. As of December 31, 2017, Occidental had approximately 7 Bcf of natural gas held in storage, and had cash flow hedges for the forecast sales, to be settled by physical delivery, of approximately 7 Bcf of stored natural gas. The amount of cash flow hedges, including the ineffective portion, was immaterial for the nine months ended September 30, 2018, and the year ended December 31, 2017.

Derivatives Not Designated as Hedging Instruments

Forward unrealized instruments that are derivatives not designated as hedging instruments are required to be recorded on the income statement and balance sheet at fair value. The fair value represents an unrealized gain or loss between executed sales prices and market prices at the end of the period. The fair value does not reflect the realized or cash value of the instrument. Substantially all of the fair value of Occidental's derivative instruments not designated as hedges are used to manage its exposure to commodity price fluctuations and settle within three months at a weighted average contract price of $69.98 and $2.67 for crude oil and natural gas, respectively, at September 30, 2018. The remaining fair value of derivative instruments not designated as hedges was immaterial. The weighted average contract price was $57.38 and $2.73 for crude oil and natural gas, respectively, at December 31, 2017.

The following table summarizes the amounts reported in net sales related to the outstanding commodity derivatives not designated as hedging instruments as of September 30, 2018, and December 31, 2017.

(in millions, except Long/(Short) volumes)	2018	2017

Unrealized gain (loss) on derivatives not designated as hedges
Crude Oil Commodity Contracts	$(37)	$(47)
Natural Gas Commodity Contracts	$(1)	$1
Outstanding net volumes on derivatives not designated as hedges
Crude Oil Commodity Contracts
Volume (MMBL)	73	61
Natural Gas Commodity Contracts
Volume (Bcf)	(88)	(47)

Fair Value of Derivatives

The following table presents the gross and net fair values of Occidental’s outstanding derivatives as of September 30, 2018, and December 31, 2017 (in millions):

As of September 30, 2018 (in millions)	Fair Value Measurements Using			Netting (b)	Total Fair Value
Balance Sheet Location	Level 1	Level 2	Level 3

Assets:	Derivatives not designated as hedging instruments (a)
Other current assets	1,210	631	—	(1,235)	606
Long-term receivables and other assets, net	101	4	—	(101)	4

Liabilities:	Cash flow hedges (a)
Accrued liabilities	—	1	—	—	1

	Derivatives not designated as hedging instruments (a)
Accrued liabilities	1,252	627	—	(1,235)	644
Deferred credits and other liabilities - other	101	4	—	(101)	4

As of December 31, 2017 (in millions)	Fair Value Measurements Using			Netting (b)	Total Fair Value
Balance Sheet Location	Level 1	Level 2	Level 3

Assets:	Cash flow hedges (a)
Other current assets	—	3	—	—	3

	Derivatives not designated as hedging instruments (a)
Other current assets	485	227	—	(517)	195
Long-term receivables and other assets, net	1	2	—	(1)	2

Liabilities:	Derivatives not designated as hedging instruments (a)
Accrued liabilities	535	222	—	(517)	240
Deferred credits and other liabilities - other	1	3	—	(1)	3

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated condensed balance sheets.

(b)
These amounts do not include collateral. As of September 30, 2018, no collateral received has been netted against derivative assets and collateral paid of $64 million has been netted against derivative liabilities. As of December 31, 2017, no collateral received has been netted against derivative assets and collateral paid of $54 million has been netted against derivative liabilities. Select clearinghouse and brokers require Occidental to post an initial margin deposit. Collateral deposited by Occidental, mainly for initial margin, of $73 million and $53 million as of September 30, 2018 and December 31, 2017, respectively, has not been reflected in these derivative fair -value tables. This collateral is included in other current assets in the consolidated condensed balance sheets.

12. Industry Segments

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGL, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities.

Results of industry segments generally exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from dispositions of segment and geographic-area assets and income from the segments' equity investments. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions. The following tables present Occidental’s industry segments (in millions):

	Oil			Midstream		Corporate
	and			and		and
	Gas		Chemical	Marketing		Eliminations		Total
Three months ended September 30, 2018
Net sales	$2,889		$1,185	$1,367		$(225)		$5,216
Pre-tax operating profit (loss)	$767	(a)	$321	$1,698	(b)	$(207)	(c)	$2,579
Income taxes	—		—	—		(710)	(d)	(710)
Net income (loss)	$767		$321	$1,698		$(917)		$1,869

Three months ended September 30, 2017
Net sales	$1,865		$1,071	$266		$(203)		$2,999
Pre-tax operating profit (loss)	$220		$200	$4		$(149)	(c)	$275
Income taxes	—		—	—		(85)	(d)	(85)
Net income (loss)	$220		$200	$4		$(234)		$190

	Oil			Midstream		Corporate
	and			and		and
	Gas		Chemical	Marketing		Eliminations		Total
Nine months ended September 30, 2018
Net sales	$7,874		$3,515	$2,359		$(686)		$13,062
Pre-tax operating profit (loss)	$2,297	(a)	$936	$2,127	(b)	$(584)	(c)	$4,776
Income taxes	—		—	—		(1,351)	(d)	(1,351)
Net income (loss)	$2,297		$936	$2,127		$(1,935)		$3,425

Nine months ended September 30, 2017
Net sales	$5,607		$3,295	$747		$(633)		$9,016
Pre-tax operating profit (loss)	$1,067	(e)	$600	$76	(f)	$(481)	(c)	$1,262
Income taxes	—		—	—		(448)	(d)	(448)
Net income (loss)	$1,067		$600	$76		$(929)		$814

(a) Includes $196 million impairment related to proved properties and inventory in Qatar.
(b) Includes $902 million gain on the sale of non-core domestic midstream assets.
(c) Includes unallocated net interest expense, administration expense, environmental remediation and other items.
(d) Includes all foreign and domestic income taxes from continuing operations.
(e) Includes a gain on sale of domestic oil and gas assets, including South Texas, of $510 million.
(f) Includes a non-cash fair value gain of $94 million on the Plains equity investment.

13. Earnings Per Share

Basic earnings per share (EPS) was computed by dividing net income attributable to common stock, net of income allocated to participating securities, by the weighted-average number of common shares outstanding during each period, net of treasury shares and including vested but unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of stock options and unvested stock awards. Occidental’s instruments containing rights to nonforfeitable dividends granted in stock-based awards are considered participating securities prior to vesting and, therefore, net income allocated to these participating securities has been deducted from earnings in computing basic and diluted EPS under the two-class method. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2018, and 2017 (in millions, except per-share amounts):

	Three months ended September 30		Nine months ended September 30

	2018	2017	2018	2017
Basic EPS
Net Income	$1,869	$190	$3,425	$814
Less: Net income allocated to participating securities	(8)	(1)	(16)	(4)
Net Income, net of participating securities	1,861	189	3,409	810

Weighted average number of basic shares	761.7	765.5	764.3	764.9
Basic EPS	$2.44	$0.25	$4.46	$1.06
Diluted EPS
Net income, net of participating securities	$1,861	$189	$3,409	$810
Weighted average number of basic shares	761.7	765.5	764.3	764.9
Dilutive effect of potentially dilutive securities	1.6	0.9	1.5	0.8
Total diluted weighted average common shares	763.3	766.4	765.8	765.7
Diluted EPS	$2.44	$0.25	$4.45	$1.06

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

Consolidated Results of Operations

Occidental reported net income of $1.9 billion for the third quarter of 2018 on net sales of $5.2 billion, compared to net income of $190 million on net sales of $3.0 billion for the third quarter of 2017. Diluted earnings per share was $2.44 for the third quarter of 2018 compared to $0.25 for the third quarter of 2017.

Occidental reported net income of $3.4 billion for the nine months ended September 30, 2018, on net sales of $13.1 billion, compared to net income of $814 million on net sales of $9.0 billion for the same period of 2017. Diluted earnings per share was $4.45 for the nine months ended September 30, 2018, compared to $1.06 for the same period of 2017.

Net income increased for the three and nine months ended September 30, 2018, when compared to the same periods of 2017, across all segments. The three and nine months ended September 30, 2018 included a $902 million pre-tax gain on the sale of non-core domestic midstream assets and a $196 million pre-tax impairment on proved oil and gas properties and inventory in Qatar. Gain on sale of assets, net, totaling $598 million for the nine months ended September 30, 2017, primarily reflected gains on the sale of the South Texas operations and the sale of non-strategic acreage in the Midland Basin. Excluding gains on sale and impairment charges, the increase in net income for the three and nine months ended September 30, 2018, compared to the same periods in 2017, reflected higher crude oil prices, higher domestic volumes and lower depreciation, depletion and amortization (DD&A) rates in the oil and gas segment and higher marketing margins from improved crude oil spreads in the midstream and marketing segment. The remaining increase reflected higher realized caustic soda prices and lower energy costs in the chemical segment, while lower ethylene costs also impacted the nine month net income.

Selected Statements of Operations Items

Net sales increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, as a result of higher crude oil prices and higher domestic crude oil volumes in the oil and gas segment, higher marketing margins in the midstream and marketing segment, and higher realized caustic soda prices in the chemical segment. Gain on sale of assets, net, for the nine months ended September 30, 2018 and 2017, primarily reflected a $902 million pre-tax gain on the sale of non-core domestic midstream assets in the third quarter of 2018 and a $510 million pre-tax gain on the sale of South Texas and non-strategic acreage in the Midland Basin in the second and third quarter of 2017 respectively.

Cost of sales increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, mainly due to higher third party crude purchases related to marketing and midstream activity and higher production costs for surface operations and maintenance due to increased activity in the Permian Basin.

The increase in selling, general and administrative, and other operating expenses for the three and nine months ended September 30, 2018, compared to the same periods in 2017, reflected higher stock compensation costs due to Occidental's higher stock price and higher environmental remediation costs.

Taxes other than on income increased for the three and nine months ended September 30, 2018, compared to the same periods of 2017, mainly due to higher production taxes as a result of higher domestic oil prices.

During the three months ended September 30, 2018, Occidental recognized pre-tax impairment charges of $196 million related to Qatar Petroleum’s decision to take over operatorship and ownership of the Idd El-Shargi North Dome offshore field in Qatar following the contract expiration in October 2019. In addition, for the nine months ended September 30, 2018, Occidental recognized pre-tax impairment charges of $42 million related to non-core Permian acreage and an investment in gas processing facilities.

The increase in the domestic and foreign income tax provision for the three and nine months ended September 30, 2018, compared to the same periods in 2017, reflected higher pre-tax operating income.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents.

The increase in trade receivables, net, at September 30, 2018, compared to December 31, 2017, was primarily due to higher crude oil prices and volumes. The decrease in inventories at September 30, 2018, compared to December 31, 2017, reflected a decrease in domestic crude oil in transit from the Ingleside Crude Terminal. The increase in other current assets at September 30, 2018, compared to December 31, 2017, reflected mark-to-market increases on derivative financial instruments. The increase in investments in unconsolidated entities at September 30, 2018, compared to December 31, 2017 is primarily due to a $78 million capital contribution to the Cactus II Pipeline.

As of September 30, 2018, there were no assets held for sale. The decrease in property, plant and equipment, net at September 30, 2018, compared to December 31, 2017, is the result of DD&A of $2.8 billion, the sale of non-core domestic midstream assets with a net book value of approximately $1.5 billion, and the impairment of assets in Qatar of $0.1 billion. These decreases were partially offset by capital expenditures of $3.6 billion, oil and gas property acquisitions of $0.3 billion, and the acquisition of the Taft co-generation facility for $0.4 billion.

The current portion of long-term debt at September 30, 2018 reflected $116 million in 9.25-percent senior debentures due 2019. The increase in long-term debt at September 30, 2018, compared to December 31, 2017, reflected the issuance of $1.0 billion of 4.2-percent senior notes due 2048. The increase in accounts payable at September 30, 2018, compared to December 31, 2017, mainly reflected higher crude oil prices and third-party purchases. The increase in accrued liabilities at September 30, 2018, compared to December 31, 2017, mainly reflected mark-to-market increases on derivative financial instruments, partially offset by payments related to incentive compensation that were paid in the first quarter of 2018. The increase in deferred domestic and foreign income taxes at September 30, 2018, compared to December 31, 2017, was primarily due to accelerated depreciation for tax purposes and tax effects of the gain on sale of non-core domestic midstream assets. The decrease in pension and postretirement obligations at September 30, 2018, compared to December 31, 2017, was primarily due to a postretirement benefit plan design change. As a result of this change, the postretirement benefit obligation was remeasured as of August 31, 2018. The remeasurement resulted in a decrease to the benefit obligation of $178 million, with a corresponding offset to accumulated other comprehensive income. Deferred credits and other liabilities - other at September 30, 2018, compared to December 31, 2017, decreased primarily due to the reversal of accrued lease payments related to the acquisition of a previously leased power and steam cogeneration facility and changes in the fair value of a long-term contract to purchase CO2.

Segment Operations

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment gathers, processes, transports, stores, purchases and markets oil, condensate, NGL, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities. The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2018, and 2017 (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Net Sales (a)
Oil and Gas	$2,889	$1,865	$7,874	$5,607
Chemical	1,185	1,071	3,515	3,295
Midstream and Marketing	1,367	266	2,359	747
Eliminations	(225)	(203)	(686)	(633)
	$5,216	$2,999	$13,062	$9,016
Segment Results
Oil and Gas	$767	$220	$2,297	$1,067
Chemical	321	200	936	600
Midstream and Marketing	1,698	4	2,127	76
	2,786	424	5,360	1,743
Unallocated Corporate Items
Interest expense, net	(92)	(85)	(275)	(244)
Income tax provision	(710)	(85)	(1,351)	(448)
Other expense, net	(115)	(64)	(309)	(237)

Net Income	$1,869	$190	$3,425	$814

(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental’s earnings that vary widely and unpredictably in nature, timing and amount for the three and nine months ended September 30, 2018, and 2017 (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Oil and Gas
Gain on sale of assets	$—	$81	$—	$591
Asset impairments and related items	(196)	—	(196)	—

Chemical
No significant items	—	—	—	—

Midstream and Marketing
Gain on sale of non-core domestic midstream assets	902	—	902	—
Non-cash fair value gain on Plains equity investment	—	—	—	94

Corporate
Tax effect of pre-tax adjustments	(197)	(28)	(197)	(244)

Total	$509	$53	$509	$441

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations for the three and nine months ended September 30, 2018, and 2017 (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Pre-tax Income	$2,579	$275	$4,776	$1,262
Income tax (provision) benefit
Federal and state	(362)	100	(533)	134
Foreign	(348)	(185)	(818)	(582)
Total	(710)	(85)	(1,351)	(448)

Income from continuing operations	$1,869	$190	$3,425	$814

Worldwide effective tax rate	28%	31%	28%	35%

In December 2017, Occidental recorded a provisional estimate for the federal and state income tax associated with the mandatory deemed repatriation, as required under the 2017 Tax Cuts and Jobs Act (Tax Reform), and the resulting impact to the net federal deferred tax liability. As of September 30, 2018, additional definitive technical guidance has been provided related to a portion of the provisional estimate made as of December 31, 2017. The additional guidance did not result in any change to the provisional estimates recorded as of December 31, 2017. However, the ultimate impact of Tax Reform may differ from Occidental’s estimates due to changes in interpretations and assumptions, as well as additional regulatory guidance.
Oil and Gas Segment

Oil and gas segment earnings were $0.8 billion and $2.3 billion for the three and nine months ended September 30, 2018, respectively, compared with segment earnings of $0.2 billion and $1.1 billion for the same periods of 2017. During the three months ended September 30, 2018, Occidental recognized pre-tax impairment charges of $196 million related to Qatar Petroleum’s decision to take over operatorship and ownership of the Idd El-Shargi North Dome offshore field in Qatar following the contract expiration in October 2019. The nine months ended September 30, 2017, included a $591 million pre-tax gain, primarily on the sale of South Texas operations and non-strategic acreage in the Midland Basin. Excluding the asset impairments and gain on sale, the increase in earnings for the three and nine months ended September 30, 2018, compared to the same periods in 2017, reflected higher crude oil prices as both average WTI and Brent oil prices increased by approximately 45 percent from the same quarter a year ago, higher domestic volumes and lower DD&A rates, which decreased by approximately 10 percent from the same quarter a year ago.

The following tables set forth the total production and sales volumes for oil, NGL and natural gas per day for the three and nine months ended September 30, 2018, and 2017. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations, where the product is loaded onto tankers.

	Three months ended September 30		Nine months ended September 30
Production Volumes per Day	2018	2017	2018	2017
Oil (MBBL)
United States (b)	256	199	241	195
Middle East	140	148	138	150
Latin America	30	32	31	31
NGL (MBBL)
United States (b)	73	54	65	51
Middle East	34	33	30	30
Natural Gas (MMCF)
United States (b)	332	261	315	251
Middle East	552	533	504	503
Latin America	6	7	6	7
Total Production Ongoing Operations (MBOE)	681	600	643	584
Operations Exited	—	—	—	11
Total Production Volumes (MBOE) (a)	681	600	643	595

	Three months ended September 30		Nine months ended September 30
Sales Volumes per Day	2018	2017	2018	2017
Oil (MBBL)
United States (b)	256	199	241	195
Middle East	154	150	138	151
Latin America	31	30	31	30
NGL (MBBL)
United States (b)	73	54	65	51
Middle East	34	33	30	30
Natural Gas (MMCF)
United States (b)	332	261	315	251
Middle East	552	533	504	503
Latin America	6	7	6	7
Total Sales Ongoing Operations (MBOE)	696	600	643	584
Operations Exited	—	—	—	11
Total Sales Volumes (MBOE) (a)	696	600	643	595

(a) Natural gas volumes have been converted to thousands of barrels of oil equivalent based on energy content of six million cubic feet of gas to one MBOE. Barrels of oil equivalence does not necessarily result in price equivalence.
(b) Excludes 1 MBBL, 2 MBBL and 47 MMCF of oil, NGLs and gas related to South Texas ,for the nine months ended September 30, 2017.

Total average daily production volumes were 681,000 BOE for the third quarter of 2018 compared to 600,000 BOE for the third quarter of 2017. The increase is primarily due to Permian Resources, which increased production by 86,000 BOE or over 60 percent as a result of increased drilling and well productivity.

For the first nine months of 2018, total average daily oil and gas production volumes for ongoing operations increased by 59,000 BOE to 643,000 BOE from 584,000 BOE for the first nine months of 2017, primarily due to Permian

Resources production, which increased by 66,000 BOE or 49 percent, as a result of increased drilling and well productivity, partially offset by the production-sharing impact of higher oil prices on international volumes.

The following tables present information about Occidental's average realized prices and index prices for the three and nine months ended September 30, 2018, and 2017:

	Three months ended September 30		Nine months ended September 30
Average Realized Prices	2018	2017	2018	2017
Oil ($/BBL)
United States	$56.36	$45.04	$59.38	$46.19
Middle East	$71.71	$47.84	$66.80	$48.99
Latin America	$69.94	$45.54	$64.90	$45.26
Total Worldwide	$62.67	$46.19	$62.29	$47.23
NGL ($/BBL)
United States	$31.82	$22.99	$29.38	$22.18
Middle East	$24.66	$17.01	$23.50	$17.23
Total Worldwide	$29.55	$20.73	$27.54	$20.37
Natural Gas ($/MCF)
United States	$1.58	$2.15	$1.70	$2.38
Latin America	$6.74	$5.22	$6.16	$5.04
Total Worldwide	$1.62	$1.77	$1.67	$1.88

	Three months ended September 30		Nine months ended September 30
Average Index Prices	2018	2017	2018	2017
WTI oil ($/BBL)	$69.50	$48.21	$66.75	$49.47
Brent oil ($/BBL)	$75.97	$52.18	$72.68	$52.59
NYMEX gas ($/MCF)	$2.88	$2.95	$2.83	$3.12

Average Realized Prices as Percentage of Average Index Prices	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Worldwide oil as a percentage of average WTI	90%	96%	93%	95%
Worldwide oil as a percentage of average Brent	82%	89%	86%	90%
Worldwide NGL as a percentage of average WTI	43%	43%	41%	41%
Domestic natural gas as a percentage of average NYMEX	55%	73%	60%	76%

Average WTI and Brent prices increased to $69.50 per barrel and $75.97 per barrel, respectively, for the third quarter of 2018, compared to $48.21 per barrel and $52.18 per barrel, respectively, for the third quarter of 2017. Worldwide realized crude oil prices increased by 36 percent to $62.67 per barrel for the third quarter of 2018, compared to $46.19 per barrel in the third quarter of 2017. Worldwide realized NGL prices increased by 43 percent to $29.55 per barrel in the third quarter of 2018, compared to $20.73 per barrel in the third quarter of 2017. Domestic realized natural gas prices decreased by 27 percent in the third quarter of 2018 to $1.58 per MCF, compared to $2.15 per MCF in the third quarter of 2017.

Average WTI and Brent prices increased to $66.75 per barrel and $72.68 per barrel, respectively, for the first nine months of 2018, compared to $49.47 per barrel and $52.59 per barrel, respectively, for the same period of 2017. Worldwide realized crude oil prices increased by 32 percent to $62.29 per barrel for the first nine months of 2018, compared to $47.23 per barrel for the same period of 2017. Worldwide realized NGL prices increased by 35 percent to $27.54 per barrel for the first nine months of 2018, compared to $20.37 per barrel for the same period of 2017. Domestic realized natural gas prices decreased by 29 percent for the first nine months of 2018 to $1.70 per MCF, compared to $2.38 per MCF for the same period of 2017.

Chemical Segment

Chemical segment earnings for the three months ended September 30, 2018 and 2017 were $321 million and $200 million, respectively. Chemical segment earnings for the first nine months ended September 30, 2018, and 2017 were $936 million and $600 million, respectively. Compared to the same periods of 2017, the increase in earnings for the three and nine months ended September 30, 2018, reflected significant improvements in caustic soda prices along with improved chlorovinyl demand, and the benefit from the December 2017 start-up of the Geismar, Louisiana plant to produce 4CPe, a new raw material used in making next-generation refrigerants. The nine months of 2018 earnings also reflected lower ethylene and energy costs, slightly offset by decreased caustic soda export volumes.

Midstream and Marketing Segment

Midstream and marketing earnings were $1.7 billion for the three months ended September 30, 2018, compared with earnings of $4 million for the same period of 2017. Midstream and marketing earnings were $2.1 billion for the first nine months of 2018, compared with earnings of $76 million for the same period in 2017. Earnings for the three and nine months ended September 30, 2018, included a $902 million gain from the sale of non-core domestic midstream assets. These assets include the Centurion common carrier oil pipeline and storage system, Southeast New Mexico oil gathering system, and Ingleside Crude Terminal. Following the transaction, Occidental retained its long-term flow assurance, pipeline takeaway and export capacity through its retained marketing business. Excluding the gain on sale, the increase in earnings was attributable to higher marketing margins due to improved crude oil price spreads. Crude oil price spreads widened significantly in the third quarter of 2018 due to increased production and limited takeaway capacity in the Permian Basin. Future crude oil price spreads are expected to narrow as additional pipelines come online.

Liquidity and Capital Resources

At September 30, 2018, Occidental had $3.0 billion in cash and cash equivalents. Income and cash flows are largely dependent on the oil and gas segment's realized prices, sales volumes and operating costs. With a continued focus on capital and operational efficiencies, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments, future borrowings, and, if necessary, proceeds from other forms of capital issuance.

Net cash provided by operating activities was $5.2 billion for the first nine months ended September 30, 2018, compared to $3.4 billion for the same period of 2017. Cash flows were positively impacted by higher oil prices and domestic volumes along with higher marketing margins due to improved crude oil spreads in the first nine months of 2018 as compared to the same period in 2017.

Occidental’s net cash used by investing activities was $1.7 billion for the first nine months of 2018, compared to $2.1 billion for the same period of 2017. Capital expenditures for the first nine months of 2018 were $3.6 billion, of which $3.2 billion was for the oil and gas segment, compared to $2.4 billion for the first nine months of 2017, of which $2.0 billion was for the oil and gas segment. The first nine months of 2018 also reflected $2.7 billion of cash received primarily from the sale of non-core domestic midstream assets for proceeds of $2.4 billion and other non-core asset sales. This same period of 2018 also reflected $0.7 billion of cash paid for the purchase of assets.

Occidental’s net cash used by financing activities was $2.2 billion for the first nine months of 2018, compared to net cash used by financing activities of $1.7 billion for the same period of 2017. Cash used by financing activities for the first nine months of 2018 reflected the payment of $1.8 billion of dividends, the purchase of $908 million of treasury stock, payment of $0.5 billion of 1.5-percent senior notes that were due February of 2018 and proceeds from the issuance of $1.0 billion of 4.2-percent senior notes due 2048.

As of September 30, 2018, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and foreign laws and regulations related to improving or maintaining environmental quality. Occidental’s environmental compliance costs have generally increased over time and are expected to rise in the future. Occidental factors environmental expenditures for its operations as an integral part of its business planning process.

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

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. Reserve balances for other matters as of September 30, 2018, and December 31, 2017, were not material to Occidental's consolidated balance sheets. For further information, see Note 8, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 3, Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2018, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2017 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2018.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first nine months of 2018 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see Note 8, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I Item 1 of this Form 10-Q, and Part I Item 3, “Legal Proceedings” in the 2017 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the nine months ended September 30, 2018, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (a)

First Quarter 2018	—		$—	—
Second Quarter 2018	1,197,973	(b)	$83.46	872,000
July 1 - 31, 2018	—		$—	—
August 1 - 31, 2018	6,088,125	(b)	$78.59	6,000,000
September 1 - 30, 2018	5,236,540		$79.33	5,236,540
Third Quarter 2018	11,324,665		$78.93	11,236,540
Total	12,522,638		$79.37	12,108,540	51,648,004

(a)
Represents the total number of shares remaining at September 30, 2018, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

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

OCCIDENTAL PETROLEUM CORPORATION

DATE	November 5, 2018	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer