Form 10-Q
period 2019-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2019-05-06
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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
☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.20 par value	OXY	New York Stock Exchange
9 ¼% Senior Debentures due 2019	OXY 19A	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2019
Common stock $.20 par value	747,877,859

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2019, AND DECEMBER 31, 2018
(Amounts in millions)

	2019	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,752	$3,033
Trade receivables, net	5,310	4,893
Inventories	1,484	1,260
Other current assets	724	746
Total current assets	9,270	9,932

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,725	1,680

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $43,913 at March 31, 2019, and $42,983 at December 31, 2018	31,900	31,437

OPERATING LEASE ASSETS	684	—

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	801	805

TOTAL ASSETS	$44,380	$43,854

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2019, AND DECEMBER 31, 2018
(Amounts in millions except share amounts)

	2019	2018

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$116	$116
Current lease liabilities	240	—
Accounts payable	5,261	4,885
Accrued liabilities	1,920	2,411
Total current liabilities	7,537	7,412

LONG-TERM DEBT, NET	10,203	10,201

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes, net	918	907
Asset retirement obligations	1,430	1,424
Pension and postretirement obligations	816	809
Environmental remediation reserves	755	762
Lease liabilities	465	—
Other	1,020	1,009
	5,404	4,911
STOCKHOLDERS' EQUITY
Common stock, at par value (896,293,910 shares at March 31, 2019, and 895,115,637 shares at December 31, 2018)	179	179
Treasury stock (148,416,051 shares at March 31, 2019, and 145,726,051 shares at December 31, 2018)	(10,653)	(10,473)
Additional paid-in capital	8,083	8,046
Retained earnings	23,795	23,750
Accumulated other comprehensive loss	(168)	(172)
Total stockholders’ equity	21,236	21,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,380	$43,854

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019, AND 2018
(Amounts in millions, except per-share amounts)

	2019	2018

REVENUES AND OTHER INCOME
Net sales	$4,004	$3,763
Interest, dividends and other income	78	29
Gain on sale of assets, net	7	33
	4,089	3,825
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,345	1,350
Purchased commodities	365	13
Selling, general and administrative expenses	140	130
Other operating and non-operating expenses	238	177
Taxes other than on income	111	108
Depreciation, depletion and amortization	973	921
Asset impairments and related items	—	30
Exploration expense	36	15
Interest and debt expense, net	98	97
	3,306	2,841

Income before income taxes and other items	783	984
Provision for domestic and foreign income taxes	(225)	(339)
Income from equity investments	73	63
NET INCOME	631	708

BASIC EARNINGS PER COMMON SHARE	$0.84	$0.92

DILUTED EARNINGS PER COMMON SHARE	$0.84	$0.92

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019, AND 2018
(Amounts in millions)

	2019	2018

Net income	$631	$708
Other comprehensive income (loss) items:
Foreign currency translation gains	—	1
Unrealized gains (losses) on derivatives (a)	2	(3)
Pension and postretirement gains (b)	2	4
Reclassification of realized losses on derivatives (c)	—	2
Other comprehensive income, net of tax	4	4
Comprehensive income	$635	$712

(a)	Net of tax of zero and $1 for the three months ended March 31, 2019, and 2018, respectively.

(b)	Net of tax of $(1) and $(1) for the three months ended March 31, 2019, and 2018, respectively.

(c)	Net of tax of zero and $(1) for the three months ended March 31, 2019, and 2018, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019, AND 2018
(Amounts in millions)

	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$631	$708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	973	921
Deferred income tax provision	10	94
Other noncash charges (benefits) to income	225	(23)
Asset impairments and related items	—	30
Gain on sale of assets, net	(7)	(33)
Changes in operating assets and liabilities, net	(884)	(688)
Net cash provided by operating activities	948	1,009

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,259)	(1,032)
Change in capital accrual	(51)	(45)
Payments for purchases of assets and businesses	(69)	(177)
Sales of assets, net	16	275
Equity investments and other, net	(52)	8
Net cash used by investing activities	(1,415)	(971)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	—	978
Payments of long-term debt	—	(500)
Proceeds from issuance of common stock	16	10
Purchase of treasury stock	(237)	—
Cash dividends paid	(591)	(592)
Other financing, net	(2)	—
Net cash used by financing activities	(814)	(104)

Decrease in cash and cash equivalents	(1,281)	(66)
Cash and cash equivalents — beginning of period	3,033	1,672
Cash and cash equivalents — end of period	$1,752	$1,606
The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019, AND 2018
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive loss	Total Equity
Balance, December 31, 2017	$179	$(9,168)	$7,884	$21,935	$(258)	$20,572
Net income	—	—	—	708	—	708
Other comprehensive income, net of tax	—	—	—	—	4	4
Dividends on common stock, $0.77 per share	—	—	—	(594)	—	(594)
Issuance of common stock, net	—	—	32	—	—	32
Reclassification of stranded tax effects	—	—	—	58	(58)	—
Balance, March 31, 2018	$179	$(9,168)	$7,916	$22,107	$(312)	$20,722

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive loss	Total Equity
Balance, December 31, 2018	$179	$(10,473)	$8,046	$23,750	$(172)	$21,330
Net income	—	—	—	631	—	631
Other comprehensive income, net of tax	—	—	—	—	4	4
Dividends on common stock, $0.78 per share	—	—	—	(586)	—	(586)
Issuance of common stock, net	—	—	37	—	—	37
Purchases of treasury stock	—	(180)	—	—	—	(180)
Balance, March 31, 2019	$179	$(10,653)	$8,083	$23,795	$(168)	$21,236

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

1. General

In these unaudited, consolidated, condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental has made its disclosures in accordance with United States generally accepted accounting principles (GAAP) as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2019 and December 31, 2018, and the consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for the three months ended March 31, 2019, and 2018. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended March 31, 2019, and 2018, are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Accounting and Disclosure Changes

In January 2019, Occidental adopted the new lease standard Topic 842 - Leases (ASC 842). The new standard requires Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset (ROU) and lease liability for all leases with lease terms of more than 12 months. Occidental adopted the standard using the modified retrospective approach, including adopting several optional practical expedients. Occidental has developed and implemented an internal software solution to support the identification, documentation, tracking, accounting and supplemental reporting of leases under ASC 842. Continued enhancements to the software solution through 2019 are expected to ensure manual processes are streamlined while maintaining control functionality surrounding completeness in population and reporting. See Note 13, Leases.

3. Revenue Recognition

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, gas, natural gas liquids (NGL), chemicals or services such as transportation. Occidental does not typically receive payment in advance of satisfying its obligations under the terms of its sales contracts with customers; therefore, liabilities related to such payment are immaterial to Occidental. As of March 31, 2019, trade receivables, net, of $5.3 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.

The following table shows a reconciliation of revenue from customers to total net sales (in millions):

For the three months ended March 31,	2019	2018

Revenue from customers	$3,435	$3,694
All other revenues (a)	569	69
Total net sales	$4,004	$3,763
(a) Includes net marketing margin and chemical exchange contracts.

The following table presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, gas and NGL at the lease or concession area. Chemical revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, Midstream revenues are shown by the location of sale (in millions):

For the three months ended March 31, 2019

Revenue by Product	United States	Middle East	Latin America	Other International	Eliminations	Total

Oil and Gas Segment
Oil	$1,205	$758	$135	$—	$—	$2,098
NGL	78	65	—	—	—	143
Gas	47	79	4	—	—	130
Other	(21)	1	—	—	—	(20)
Segment Total	$1,309	$903	$139	$—	$—	$2,351

Chemical Segment	$993	$—	$43	$19	$—	$1,055

Midstream Segment
Gas Processing	105	102	—	—	—	207
Power and Other	44	—	—	—	—	44
Segment Total	$149	$102	$—	$—	$—	$251

Eliminations	$—	$—	$—	$—	$(222)	$(222)

Consolidated	$2,451	$1,005	$182	$19	$(222)	$3,435

For the three months ended March 31, 2018

Revenue by Product	United States	Middle East	Latin America	Other International	Eliminations	Total

Oil and Gas Segment
Oil	$1,247	$773	$170	$—	$—	$2,190
NGL	89	51	—	—	—	140
Gas	52	65	4	—	—	121
Other	3	—	—	—	—	3
Segment Total	$1,391	$889	$174	$—	$—	$2,454

Chemical Segment	$1,049	$—	$52	$21	$—	$1,122

Midstream Segment
Gas Processing	137	96	—	—	—	233
Pipelines	94	—	—	—	—	94
Power and Other	25	—	—	—	—	25
Segment Total	$256	$96	$—	$—	$—	$352

Eliminations	$—	$—	$—	$—	$(234)	$(234)

Consolidated	$2,696	$985	$226	$21	$(234)	$3,694

4. Supplemental Cash Flow Information

Occidental paid foreign and domestic state income taxes of $222 million and $227 million during the three months ended March 31, 2019, and 2018, respectively. No federal income tax payments were made during the three months ended March 31, 2019, and 2018. Interest paid totaled $114 million and $97 million during the three months ended March 31, 2019, and 2018, respectively. Occidental acquired property and equipment of $94 million under build-to-suit leases during the three months ended March 31, 2019.

5. Inventories

Finished goods primarily represents crude oil, which is carried at lower of weighted average cost or market value, and caustic soda and chlorine, which are valued under the last-in, first-out (LIFO) method. Inventories as of March 31, 2019, and December 31, 2018, consisted of the following (in millions):

	2019	2018

Raw materials	$71	$74
Materials and supplies	470	445
Finished goods	990	788
	1,531	1,307
Revaluation to LIFO	(47)	(47)
Total	$1,484	$1,260

6. Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar federal, state, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. OPC or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of March 31, 2019, Occidental participated in or monitored remedial activities or proceedings at 146 sites. The following table presents Occidental’s current and non-current environmental remediation reserves as of March 31, 2019, the current portion of which is included in accrued liabilities ($120 million) and the remainder in deferred credits and other liabilities - environmental remediation reserves ($755 million). The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) sites and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	35	$458
Third-party sites	68	170
Occidental-operated sites	14	114
Closed or non-operated Occidental sites	29	133
Total	146	$875

As of March 31, 2019, Occidental’s environmental reserves exceeded $10 million each at 16 of the 146 sites described above, and 91 of the sites had reserves from $0 to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 40 percent of the environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2018.

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

7. Lawsuits, Claims, Commitments and Contingencies

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

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 6, Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of March 31, 2019, and December 31, 2018, were not material to Occidental’s consolidated balance sheets.

In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental's Participation Contract for Block 15. The awarded amount represented a recovery of 60 percent of the value of Block 15. In 2017, Andes Petroleum Ecuador Ltd. (Andes) filed a demand for arbitration, claiming it is entitled to a 40 percent share of the judgment amount obtained by Occidental. Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60 percent economic interest in the block. The merits hearing is scheduled for May 2020. Occidental intends to vigorously defend against this claim in arbitration.

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

Tax Matters

During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Taxable years through 2016 for United States federal income tax purposes have been audited by the United States Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Taxable years through 2009 have been audited for state income tax purposes. While a single foreign tax jurisdiction is open for 2002 and subsequent years, all other significant audit matters in foreign jurisdictions have been resolved through 2010. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2019, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit plans for the three months ended March 31, 2019, and 2018 (in millions):

Three months ended March 31	2019		2018
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

Service cost	$1	$6	$2	$6
Interest cost	4	8	4	9
Expected return on plan assets	(5)	—	(6)	—
Recognized actuarial loss	2	2	1	4
Recognized prior service cost	—	(2)	—	—
Total	$2	$14	$1	$19

Occidental contributed approximately $1 million to the defined benefit pension plans in the three months ended March 31, 2019, and 2018.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of March 31, 2019, and December 31, 2018 (in millions):

Fair Value Measurements at March 31, 2019:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value

Liabilities:
Accrued liabilities	$—	$38	$—	$—	$38
Deferred credits and other liabilities - other	$—	$74	$—	$—	$74

Fair Value Measurements at December 31, 2018:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value

Liabilities:
Accrued liabilities	$—	$66	$—	$—	$66
Deferred credits and other liabilities - other	$—	$116	$—	$—	$116

Fair Values — Nonrecurring

During the three months ended March 31, 2019, Occidental did not have any assets or liabilities measured at fair value on a nonrecurring basis. During 2018, Occidental recognized pre-tax impairment and related charges of $416 million primarily related to Qatar Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome proved properties and inventory. The fair value of the proved properties was measured based on the income approach, which incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves, estimates of oil and gas reserves, estimates of future expected operating and capital costs and a risk-adjusted discount rate of 10 percent. These inputs are categorized as Level 3 in the fair value hierarchy. As the end of the contract period for ISND approaches, significant changes to estimated future cash flows could result in additional impairment charges.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term, fixed-rate debt, approximate fair value. The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair value of Occidental’s debt as of March 31, 2019, and December 31, 2018, was $10.8 billion and $10.3 billion, respectively. The remaining principal payments, less the discount on long-term debt, aggregated approximately $10.4 billion as of March 31, 2019, and December 31, 2018.

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

Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of March 31, 2019, and December 31, 2018.

Cash Flow Hedges

Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of March 31, 2019, Occidental had approximately 1 billion cubic feet (Bcf) of natural gas held in storage with no cash flow hedges currently associated with the stored volumes. As of December 31, 2018, Occidental had approximately 5 Bcf of natural gas held in storage, and had cash flow hedges for the forecast sales, to be settled by physical delivery, of approximately 4 Bcf of stored natural gas. The amount of cash flow hedges, including the ineffective portion, was immaterial for the three months ended March 31, 2019, and the year ended December 31, 2018.

Derivatives Not Designated as Hedging Instruments

Forward unrealized instruments that are derivatives not designated as hedging instruments are required to be recorded on the income statement and balance sheet at fair value. The fair value represents an unrealized gain or loss between executed sales prices and market prices at the end of the period. The fair value does not reflect the realized or cash value of the instrument. Substantially all of the fair value of Occidental's derivative instruments not designated as hedges are used to manage its exposure to commodity price fluctuations and settle within three months at a weighted average contract price of $60.04 per barrel and $2.36 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively, at March 31, 2019. The remaining fair value of derivative instruments not designated as hedges was immaterial. The weighted average contract price was $58.81 per barrel and $3.18 per Mcf for crude oil and natural gas, respectively, at December 31, 2018.

The following table summarizes the amounts reported in net sales related to the outstanding commodity derivatives not designated as hedging instruments as of March 31, 2019, and December 31, 2018.

(in millions, except Long/(Short) volumes)	2019	2018

Unrealized gain (loss) on derivatives not designated as hedges
Crude Oil Commodity Contracts	$(63)	$184
Natural Gas Commodity Contracts	$3	$5
Outstanding net volumes on derivatives not designated as hedges
Crude Oil Commodity Contracts
Volume (MMBL)	56	61
Natural Gas Commodity Contracts
Volume (Bcf)	(162)	(142)

Fair Value of Derivatives

The following tables present the gross and net fair values of Occidental’s outstanding derivatives:

As of March 31, 2019		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Derivatives not designated as hedges (a)
Commodity Contracts	Other current assets	1,077	48	—	(1,099)	26
	Long-term receivables and other assets, net	19	8	—	(19)	8
Liabilities:
Derivatives not designated as hedges (a)
Commodity Contracts	Accrued liabilities	1,136	54	—	(1,099)	91
	Deferred credits and other liabilities - other	20	2	—	(19)	3

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements, and presented on a net basis in the consolidated condensed balance sheets.

(b)
These amounts do not include collateral. As of March 31, 2019, no collateral received has been netted against derivative assets and collateral paid of $66 million has been netted against derivative liabilities. Occidental had $94 million of initial margin deposited with brokers as of March 31, 2019. Initial margin is included in other current assets in the consolidated condensed balance sheets and has not been reflected in these derivative fair-value tables.

As of December 31, 2018		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Derivatives not designated as hedges (a)
Commodity Contracts	Other current assets	2,531	110	—	(2,392)	249
	Long-term receivables and other assets, net	5	9	—	(6)	8
Liabilities:
Cash-flow hedges(a)
Commodity contracts	Accrued liabilities	—	2	—	—	2

Derivatives not designated as hedges (a)
Commodity contracts	Accrued liabilities	2,357	101	—	(2,392)	66
	Deferred credits and other liabilities - other	6	2	—	(6)	2

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated condensed balance sheets.

(b)
These amounts do not include collateral. As of December 31, 2018, $45 million collateral received has been netted against derivative assets and collateral paid of $1 million has been netted against derivative liabilities. Occidental had $178 million of initial margin deposited with brokers as of December 31, 2018. Initial margin is included in other current assets in the consolidated condensed balance sheets and has not been reflected in these derivative fair-value tables.

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

	Oil		Midstream	Corporate
	and		and	and
	Gas	Chemical	Marketing	Eliminations		Total
Three months ended March 31, 2019
Net sales	$2,351	$1,059	$816	$(222)		$4,004
Pre-tax operating profit (loss)	$484	$265	$279	$(172)	(a)	$856
Income taxes	—	—	—	(225)	(b)	(225)
Net income (loss)	$484	$265	$279	$(397)		$631

Three months ended March 31, 2018
Net sales	$2,454	$1,154	$389	$(234)		$3,763
Pre-tax operating profit (loss)	$750	$298	$179	$(180)	(a)	$1,047
Income taxes	—	—	—	(339)	(b)	(339)
Net income (loss)	$750	$298	$179	$(519)		$708

(a) Includes unallocated net interest expense, administration expense, environmental remediation and other items.
(b) Includes all foreign and domestic income taxes.

12. Earnings Per Share

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2019, and 2018 (in millions, except per-share amounts):

	2019	2018
Basic EPS
Net Income	$631	$708
Less: Net income allocated to participating securities	(3)	(3)
Net Income, net of participating securities	628	705

Weighted average number of basic shares	748.9	765.6
Basic EPS	$0.84	$0.92
Diluted EPS
Net income, net of participating securities	$628	$705
Weighted average number of basic shares	748.9	765.6
Dilutive effect of potentially dilutive securities	1.6	1.4
Total diluted weighted average common shares	750.5	767.0
Diluted EPS	$0.84	$0.92

13. Leases

On January 1, 2019, Occidental adopted ASC 842 using the modified retrospective approach, which provided a method for recording existing leases at adoption and did not require restatement of prior year amounts and disclosures which continue to be reflected in accordance with ASC 840. Occidental elected certain practical expedients including:

•	Leases that commenced before the effective date carried forward their historical lease classification.

•	Existing or expired land easements as of December 31, 2018 were not reassessed to determine whether or not they contained a lease.

•
Leases with a lease term of twelve months or less from lease commencement date are considered short-term leases and not recorded on the balance sheet; however, the lease expenditures recognized are captured and reported as incurred.

•
For asset classes, except long-term drilling rigs, Occidental elected to account for the lease and non-lease components as a single lease component as the non-lease portions were not significant to separate in determining the lease liability. For drilling rigs considered long-term in nature, Occidental bifurcated the lease and non-lease components using relative fair value as a stand-alone selling price between the asset rental and the services obtained.

ASC 842 requires lessees to recognize an ROU asset and lease liability for all long-term leases. An ROU asset represents Occidental’s right to use an underlying asset for the lease term and the associated lease liability represents the discounted obligation of future minimum lease payments. Occidental identifies leases through its accounts payable and contract monitoring process. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The ROU assets include the discounted obligation in addition to any upfront payments or costs incurred during the contract execution of the lease. Except for leases with explicitly defined contract terms, Occidental utilizes judgment to assess likelihood of renewals, terminations and purchase options, in order to determine the lease term. Occidental uses the incremental borrowing rate at commencement date to determine the present value of lease payments. The incremental borrowing rate equates to the rate of interest that Occidental would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain leases include variable lease payments which are over and above the minimum lease liability used to derive the ROU asset and lease liability and are based on the underlying asset’s operations. These variable lease costs are reported in the lease cost classification table below.

Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The criteria for distinguishing between finance and operating leases are substantially similar to criteria under ASC 840. Adoption of ASC 842 resulted in recording of net lease assets and lease liabilities of $772 million, respectively, as of January 1, 2019. There was no material impact to net income, cash flows or stockholders’ equity.

Nature of Leases

Occidental’s operating lease agreements include leases for oil and gas exploration and development equipment, including drilling rigs, compressors and other field equipment, which are recorded gross on the balance sheet and in the lease cost disclosures below. Actual expenditures are netted against joint interest recoveries on the income statement through the normal joint interest billing process. Occidental’s leases also include pipelines and other transportation equipment, rail cars, power plants, machinery, terminals, storage facilities, land, easements and residential and office space, which typically are not associated with joint interest recoveries.

The following table presents Occidental's lease balances and their location on the balance sheet at March 31, 2019 (in millions):

	Balance sheet location	2019
Assets:
Operating	Operating lease assets	$684
Finance	Property, plant, and equipment, net	23
Total leased assets		$707

Liabilities:
Current
Operating	Current lease liabilities	$229
Finance	Current lease liabilities	11
Non-current
Operating	Deferred credits and other liabilities - Lease liabilities	453
Finance	Deferred credits and other liabilities - Lease liabilities	12
Total lease liabilities		$705

At March 31, 2019, Occidental's leases matured on the following schedule (in millions):

	Operating	Finance
	Leases (a)	Leases (b)	Total
Remainder of 2019	$166	$9	$175
2020	167	12	179
2021	110	1	111
2022	78	1	79
2023	53	1	54
Thereafter	170	—	170
Total lease payments	744	24	768
Less: Interest	(62)	(1)	(63)
Present value of lease liabilities	$682	$23	$705
(a) The weighted average remaining lease term is 5.7 years and the weighted average discount rate is 3.12%.
(b) The weighted average remaining lease term is 2.5 years and the weighted average discount rate is 2.95%.

At December 31, 2018, future undiscounted net minimum fixed lease payments for non-cancellable operating leases, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows (in millions):

Amount
2019	$186
2020	147
2021	96
2022	68
2023	49
Thereafter	158
Total minimum lease payments	$704

The following tables present Occidental's total lease cost and classifications as well as cash paid for amounts included in the measurement of operating lease liabilities. Lease costs and amounts paid associated with finance leases were immaterial for the three months ended March 31, 2019 (in millions):

Lease cost classification(a,b)
Property, plant and equipment, net	$91
Cost of sales	77
Selling, general and administrative expenses	16

Total	$184

Cash paid on operating leases(b)
Cash flow from operating activities	$48
Cash flow from investing activities	$19
(a) Includes short-term lease costs of $86 million and variable lease costs of $31 million.
(b) Amounts reflected are gross before joint interest recoveries.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, and they include, but are not limited to; any projections of earnings, revenue or other financial items or future financial position; any statements of the plans, strategies and objectives of management for future operations or business strategy; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes are generally indicative of forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Although Occidental believes that the expectations reflected in any of our forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; uncertainties about the estimated quantities of oil and natural gas reserves; lower-than-expected production from development projects or acquisitions; exploration risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver our oil and natural gas and other processing and transportation considerations; general economic slowdowns domestically or internationally; difficult and adverse conditions in the domestic and global capital and credit markets; the impact of potential changes in our credit ratings; political conditions and events; liability under environmental regulations, including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; reorganization or restructuring of Occidental’s operations; changes in tax rates; and the ability to generate cash to fund operations and repay indebtedness.

Such factors also include the ultimate outcome of any possible transaction between Occidental and Anadarko Petroleum Corporation (Anadarko), including the possibility that Anadarko will reject the proposed transaction with Occidental or that the terms of any definitive agreement will be materially different from those described herein; uncertainties as to whether Anadarko will cooperate with Occidental regarding the proposed transaction; Occidental’s ability to consummate the proposed transaction with Anadarko or the proposed transaction with Total S.A. (Total); the conditions to the completion of the proposed transactions, including the receipt of Anadarko stockholder approval for the proposed transaction between Occidental and Anadarko; that the regulatory approvals required for the proposed transactions may not be obtained on the terms expected or on the anticipated schedule or at all; Occidental’s ability to finance the proposed transaction with Anadarko, including completion of any contemplated equity investment; Occidental’s indebtedness, including the substantial indebtedness Occidental expects to incur in connection with the proposed transaction with Anadarko and the need to generate sufficient cash flows to service and repay such debt; Occidental’s ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction contemplated by the binding agreement with Total; Occidental’s ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction with Anadarko; the possibility that Occidental may be unable to achieve expected synergies and operating efficiencies within the expected time-frames or at all and to successfully integrate Anadarko’s operations with those of Occidental; that such integration may be more difficult, time-consuming or costly than expected; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers) may be greater than expected following the proposed transaction or the public announcement of the proposed transaction; the retention of certain key employees of Anadarko may be difficult; that Anadarko and Occidental are subject to intense competition and increased competition is expected in the future; general economic conditions that are less favorable than expected.

Additional information concerning these and other factors can be found in Occidental’s filings with the Securities and Exchange Commission, including Occidental’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K), Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Recent Events

On April 24, 2019, Occidental delivered a letter to the Board of Directors of Anadarko Petroleum Corporation (Anadarko) setting forth the terms of a proposal by Occidental to acquire Anadarko for $76.00 per share, based on Occidental’s closing price on April 23, in which Anadarko stockholders would receive $38.00 in cash and 0.6094 shares of Occidental common stock for each share of Anadarko common stock. On April 29, 2019, Anadarko announced that its Board of Directors had determined that the proposal from Occidental could reasonably be expected to result in a superior proposal under its existing merger agreement and that it would engage with Occidental. On May 5, Occidental delivered a second letter to the Board of Directors of Anadarko setting forth the terms of a revised proposal by Occidental to acquire Anadarko for $76.00 per share, based on Occidental’s closing price on May 3, in which Anadarko stockholders would receive $59.00 in cash and 0.2934 shares of Occidental common stock for each share of Anadarko common stock.

On April 30, 2019, Occidental announced that, in connection with the financing of Occidental’s proposal to acquire Anadarko, Berkshire Hathaway Inc. (Berkshire) had committed to invest a total of $10 billion in Occidental, contingent upon Occidental entering into and completing its proposed acquisition of Anadarko.

Occidental has also executed financing commitments from Citigroup Global Markets Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated to fund the cash portion of the consideration of the proposed acquisition.

On May 5, Occidental announced that it had entered into a Memorandum of Understanding with Total S.A. (Total), pursuant to which Occidental has agreed that in the event Occidental enters into and consummates the proposed acquisition of Anadarko, Occidental will sell to Total all of the assets, liabilities, businesses and operations of Anadarko in Algeria, Ghana, Mozambique and South Africa for $8.8 billion, on a cash-free, debt-free basis.

There can be no assurance that the foregoing transactions will be completed on the terms contemplated or proposed or at all. See “MD&A - Liquidity and Capital Resources” and “Risk Factors” in Part II Item 1A of this Form 10-Q for more information.

Consolidated Results of Operations

Occidental reported net income of $631 million for the first quarter of 2019 on net sales of $4.0 billion, compared to net income of $708 million on net sales of $3.8 billion for the first quarter of 2018. Diluted earnings per share was $0.84 for the first quarter of 2019 compared to $0.92 for the first quarter of 2018.

The decrease in net income for the three months ended March 31, 2019, compared to the same period in 2018, reflected lower crude oil, NGL and domestic natural gas prices and lower realized caustic soda prices, partially offset by higher marketing margins from improved crude oil spreads in the midstream and marketing segment, higher crude oil volumes and lower depletion, depreciation and amortization (DD&A) rates.

Selected Statements of Operations Items

Net sales increased for the three months ended March 31, 2019, compared to the same period in 2018, as a result of higher marketing margins in the midstream and marketing segment and higher domestic crude oil sales volumes, partially offset by lower realized crude oil, NGL and domestic natural gas prices and lower realized caustic soda prices in the chemical segment.

Cost of sales decreased for the three months ended March 31, 2019, compared to the same period in 2018, mainly due to non-cash changes in the fair value of a long-term carbon dioxide (CO2) purchase contract, partially offset by higher production costs for surface operations and maintenance due to increased activity in the Permian Basin. Purchased commodities for the three months ended March 31, 2019 mainly reflected Occidental's third-party crude purchases used to fill excess domestic takeaway capacity in the midstream and marketing segment. DD&A expense increased for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher domestic crude oil production partially offset by lower DD&A rates. The decrease in the domestic and foreign income tax provision for the three months ended March 31, 2019, compared to the same period in 2018, reflected lower pre-tax operating income and net operating loss carryforward benefits.

Selected Analysis of Financial Position

See “Liquidity and Capital Resources” for a discussion about the changes in cash and cash equivalents.

The increase in trade receivables, net, at March 31, 2019, compared to December 31, 2018, was primarily due to higher crude oil prices at the end of the quarter ended March 31, 2019. The increase in inventories at March 31, 2019, compared to December 31, 2018, was due to the first quarter replenishment of storage inventory that was sold in the fourth quarter of 2018. The increase in investments in unconsolidated entities at March 31, 2019, compared to December 31, 2018 is primarily due to capital contributions to equity investments.

The increase in property, plant and equipment, net at March 31, 2019, compared to December 31, 2018, is due to capital expenditures of $1.3 billion and oil and gas property acquisitions of $52 million, which were partially offset by DD&A of $955 million.

The increase in accounts payable at March 31, 2019, compared to December 31, 2018, is primarily the result of higher crude oil purchases and prices. The decrease in accrued liabilities at March 31, 2019, compared to December 31, 2018, mainly reflected payments related to incentive compensation and ad valorem taxes in the first quarter of 2019, mark-to-market decreases on derivative financial instruments and the settlement of treasury share repurchases. The increase in the deferred domestic and foreign income tax liability at March 31, 2019, compared to December 31, 2018, was due to the utilization of federal tax credit carryforwards partially offset by the deferred tax asset established for foreign net operating loss carryforwards.

The decrease in stockholders' equity was primarily due to the repurchase of treasury shares, which was partially offset by an excess of net income over dividends paid. Dividends per share were $0.78 and $0.77 in the first quarters of 2019 and 2018, respectively.

Segment Operations

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil, condensate, NGL, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities. The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2019, and 2018 (in millions):

	Three months ended March 31
	2019	2018
Net Sales (a)
Oil and Gas	$2,351	$2,454
Chemical	1,059	1,154
Midstream and Marketing	816	389
Eliminations	(222)	(234)
	$4,004	$3,763
Segment Results
Oil and Gas	$484	$750
Chemical	265	298
Midstream and Marketing	279	179
	1,028	1,227
Unallocated Corporate Items
Interest expense, net	(83)	(92)
Income tax provision	(225)	(339)
Other expense, net	(89)	(88)
Net Income	$631	$708
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

Significant Transactions and Events Affecting Earnings

There were no significant transactions or events that varied widely or unpredictably in nature, timing or amount, affecting Occidental’s earnings for the three months ended March 31, 2019, and 2018.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for net income for the three months ended March 31, 2019, and 2018 (in millions):

	Three months ended March 31
	2019	2018

Pre-tax Income	$856	$1,047
Income tax provision
Federal and state	74	95
Foreign	151	244
Total	225	339
Net Income	$631	$708
Worldwide effective tax rate	26%	32%

Oil and Gas Segment

Oil and gas segment earnings were $484 million for the first quarter of 2019, compared with segment earnings of $750 million for the first quarter of 2018. The decrease in earnings primarily reflected lower realized crude oil, NGL and natural gas prices. Both average WTI and Brent oil prices decreased by 13 percent and 5 percent, respectively, in the three months ended March 31, 2019, compared to the same period in 2018. The decrease was partially offset by higher crude oil sales volumes and lower DD&A rates.

The following tables set forth the total production and sales volumes for oil, NGL and natural gas per day for the three months ended March 31, 2019, and 2018. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations, where the product is loaded onto tankers.

	Three months ended March 31
Production Volumes per Day	2019	2018
Oil (MBBL)
United States	277	228
Middle East	140	139
Latin America	32	32
NGL (MBBL)
United States	79	59
Middle East	34	26
Natural Gas (MMCF)
United States	389	294
Middle East	544	449
Latin America	7	6
Total Production Volumes (MBOE) (a)	719	609
(a) Natural gas volumes have been converted to BOE based on energy content of six MCF of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalence.

	Three months ended March 31
Sales Volumes per Day	2019	2018
Oil (MBBL)
United States	277	228
Middle East	139	140
Latin America	27	32
NGL (MBBL)
United States	79	59
Middle East	34	26
Natural Gas (MMCF)
United States	389	294
Middle East	544	450
Latin America	6	6
Total Sales Volumes (MBOE) (a)	713	610

(a) Natural gas volumes have been converted to BOE based on energy content of six MCF of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalence.

Total average daily production volumes were 719,000 BOE for the first quarter of 2019 compared to 609,000 BOE for the first quarter of 2018. The increase in average daily production volumes is primarily due to Permian Resources, which increased by 84,000 BOE, or 47 percent, as a result of increased drilling and well productivity, and Al Hosn, which increased by 21,000 BOE, or 34 percent, as a result of the successful debottlenecking and expansion of capacity and improved plant performance.

The following tables present information about Occidental's average realized prices and index prices for the three months ended March 31, 2019, and 2018:

	Three months ended March 31
Average Realized Prices	2019	2018
Oil ($/BBL)
United States	$48.38	$61.03
Middle East	$60.50	$61.45
Latin America	$55.52	$59.24
Total Worldwide	$52.62	$61.04
NGL ($/BBL)
United States	$16.79	$26.89
Middle East	$21.30	$21.89
Total Worldwide	$18.14	$25.35
Natural Gas ($/MCF)
United States	$1.36	$2.06
Latin America	$7.37	$5.68
Total Worldwide	$1.55	$1.82

	Three months ended March 31
Average Index Prices	2019	2018
WTI oil ($/BBL)	$54.90	$62.87
Brent oil ($/BBL)	$63.90	$67.18
NYMEX gas ($/MCF)	$3.24	$2.87

Average Realized Prices as Percentage of Average Index Prices	Three months ended March 31
	2019	2018
Worldwide oil as a percentage of average WTI	96%	97%
Worldwide oil as a percentage of average Brent	82%	91%
Worldwide NGL as a percentage of average WTI	33%	40%
Domestic natural gas as a percentage of average NYMEX	42%	72%

Average WTI and Brent prices decreased to $54.90 per barrel and $63.90 per barrel, respectively, for the first quarter of 2019, compared to $62.87 per barrel and $67.18 per barrel, respectively, for the first quarter of 2018. Worldwide realized crude oil prices decreased by 14 percent to $52.62 per barrel for the first quarter of 2019, compared to $61.04 per barrel in the first quarter of 2018. Worldwide realized NGL prices decreased by 28 percent to $18.14 per barrel in the first quarter of 2019, compared to $25.35 per barrel in the first quarter of 2018. Domestic realized natural gas prices decreased by 34 percent in the first quarter of 2019 to $1.36 per MCF, compared to $2.06 per MCF in the first quarter of 2018.

Chemical Segment

Chemical segment earnings for the three months ended March 31, 2019, and 2018 were $265 million and $298 million, respectively. The decline in the first quarter of 2019 resulted primarily from lower realized caustic soda prices partially offset by fees received under a pipeline easement agreement that was executed during the same period. Production during the first quarter of 2019 was negatively impacted by a third-party tank farm fire in Deer Park, Texas, as various operations were temporarily curtailed. All OxyChem facilities have resumed safe operations.

Midstream and Marketing Segment

Midstream and marketing earnings were $279 million for the three months ended March 31, 2019, compared with earnings of $179 million for the same period of 2018. The improvement was attributable to higher marketing margins due to improved crude oil price spreads, partially offset by lower NGL prices impacting gas processing and lower pipeline income due to the sale of non-core domestic midstream assets in the third quarter of 2018.

Liquidity and Capital Resources

At March 31, 2019, Occidental had $1.8 billion in cash and cash equivalents. With a continued focus on capital and operational efficiencies, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments, future borrowings, and, if necessary, proceeds from other forms of capital issuance.

Net cash provided by operating activities was $948 million for the first three months ended March 31, 2019, compared to $1.0 billion for the same period of 2018. The decrease in net cash provided by operating activities mainly reflected higher working capital use of cash as a result of higher stored inventory at March 31, 2019, and higher cash payments for capital expenditures accrued at the end of 2018. This decrease was partially offset by higher marketing margins in the first quarter of 2019, compared to the same period of 2018.

Occidental’s net cash used by investing activities was $1.4 billion for the first three months of 2019, compared to $971 million for the same period of 2018. Capital expenditures for the first three months of 2019 were $1.3 billion, of which $1.2 billion was for the oil and gas segment, compared to $1.0 billion for the first three months of 2018, of which $940 million was for the oil and gas segment. The first quarter of 2018 also reflected $275 million of cash received from the sale of assets and $177 million of cash paid for the purchase of assets.

Occidental’s net cash used by financing activities was $814 million for the first three months of 2019, compared to $104 million for the same period of 2018. Cash used by financing activities for the first three months of 2019 reflected the payment of $591 million of dividends and the purchase of $237 million of treasury stock.

As of March 31, 2019, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

On April 30, 2019, Occidental entered into a Securities Purchase Agreement with Berkshire, pursuant to which Occidental agreed that in the event Occidental enters into and consummates the proposed acquisition of Anadarko, Occidental will issue and sell to Berkshire, and Berkshire agreed to purchase from Occidental for an aggregate purchase price of $10 billion in cash: (1) 100,000 shares of a new series of cumulative perpetual preferred stock of Occidental, having a face value of $100,000 per share (the Preferred Stock), and (2) a warrant (the Warrant) to purchase 80.0 million shares of Occidental’s common stock at an exercise price of $62.50 per share. Dividends on the Preferred Stock will accrue on the face value at a rate per annum of 8% but will be paid only when, as and if declared by Occidental’s Board of Directors out of legally available funds. At any time when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. The Warrant will be exercisable in whole or in part, until the first anniversary of the date on which no shares of Preferred Stock remain outstanding, however if any stockholder approval is required for the issuance of Occidental common stock upon exercise of the Warrant, then unless and until such required approvals have been received, Berkshire will not be permitted to exercise the Warrant for shares of Occidental common stock. The Securities Purchase Agreement is subject to certain closing conditions in addition to the requirement that Occidental has consummated the proposed acquisition of Anadarko. See Occidental’s Current Report on Form 8-K filed May 3, 2019 for more information about the Securities Purchase Agreement.

Occidental has obtained financing commitments for proceeds of up to $21.8 billion to fund the cash portion of the consideration of its proposed acquisition of Anadarko. See “MD&A - Recent Events” and “Risk Factors” in Part II Item 1A of this Form 10-Q for more information about Occidental’s proposal to acquire Anadarko and the risks associated therewith.

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

Refer to Note 6, Environmental Liabilities and Expenditures, in the Notes to the Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. Reserve balances for other matters as of March 31, 2019, and December 31, 2018, were not material to Occidental's consolidated balance sheets. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 2, Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2019, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the 2018 Form 10-K.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2019.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first three months of 2019 that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting. During the first quarter, Occidental implemented internal controls to evaluate the impact of the adoption of the new lease standard Topic 842 - Leases (ASC 842) on the financial statements and to account for leases under ASC 842. There were no significant changes to Occidental's internal control over financial reporting due to the adoption of ASC 842.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I Item 1 of this Form 10-Q.

Item 1A.    Risk Factors

Our proposal to acquire Anadarko Petroleum Corporation may not be completed or completed on the terms and conditions contemplated, or with the anticipated benefits.

We are currently pursuing a proposal to acquire Anadarko Petroleum Corporation (Anadarko). Anadarko has engaged with Occidental with respect to our proposal but the ultimate outcome of any possible transaction between Occidental and Anadarko remains uncertain, including the possibility that Anadarko will reject the proposed transaction with Occidental or that the terms of any definitive agreement with Anadarko will be materially different than those described herein. In addition, if a definitive agreement with Anadarko is signed, the conditions to the closing of the proposed acquisition may not be obtained on the terms expected or on the anticipated schedule or at all.

Occidental may be unable to achieve the expected synergies and operating efficiencies within the expected time-frames or at all and may not successfully integrate Anadarko’s operations with those of Occidental. Occidental may also be unable to generate sufficient cash flows to service and repay the substantial indebtedness Occidental expects to incur in connection with the proposed transaction with Anadarko and to service the increased dividends that Occidental may be required to pay in connection with the Preferred Stock. Any of the above could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the three months ended March 31, 2019, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)

January 1 - 31, 2019	—	$—	—
February 1 - 28, 2019	2,690,000	$66.94	2,690,000
March 1 - 31, 2019	—	$—	—
First Quarter 2019	2,690,000	$66.94	2,690,000
Total	2,690,000	$66.94	2,690,000	44,206,787

(a)	There were no purchases from the trustee of Occidental's defined contribution savings plan.

(b)
Represents the total number of shares remaining at March 31, 2019, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 6.    Exhibits

10.1#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Cash Return on Capital Employed Incentive Award (applicable to annual grants made in 2019).

10.2#
Form of 2018 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2018, File No.1-9210).

10.3#
Form of 2018 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2018, File No.1-9210).

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

# Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE	May 6, 2019	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer