Form 10-Q
period 2019-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2019-07-31
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
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

Large Accelerated Filer☑    Accelerated Filer        ☐    Non-Accelerated Filer     ☐
Smaller Reporting Company    ☐    Emerging Growth Company    ☐

If an Emerging Growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 11, 2019
Common stock $0.20 par value	748,348,543

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2019, AND DECEMBER 31, 2018
(Amounts in millions)

	2019	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,751	$3,033
Trade receivables, net	5,273	4,893
Inventories	1,582	1,260
Other current assets	819	746
Total current assets	9,425	9,932

INVESTMENTS IN UNCONSOLIDATED ENTITIES	1,777	1,680

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation, depletion and amortization of $44,889 at June 30, 2019 and $42,983 at December 31, 2018	32,115	31,437

OPERATING LEASE ASSETS, NET	681	—

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	772	805

TOTAL ASSETS	$44,770	$43,854

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2019, AND DECEMBER 31, 2018
(Amounts in millions except share amounts)

	2019	2018

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$116	$116
Current lease liabilities	252	—
Accounts payable	5,445	4,885
Accrued liabilities	2,067	2,411
Total current liabilities	7,880	7,412

LONG-TERM DEBT, NET	10,155	10,201

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred domestic and foreign income taxes, net	950	907
Asset retirement obligations	1,433	1,424
Pension and postretirement obligations	819	809
Environmental remediation reserves	764	762
Lease liabilities	445	—
Other	977	1,009
	5,388	4,911
STOCKHOLDERS' EQUITY
Common stock, at par value (896,720,621 shares at June 30, 2019, and 895,115,637 shares at December 31, 2018)	179	179
Treasury stock (148,416,051 shares at June 30, 2019, and 145,726,051 shares at December 31, 2018)	(10,653)	(10,473)
Additional paid-in capital	8,157	8,046
Retained earnings	23,848	23,750
Accumulated other comprehensive loss	(184)	(172)
Total stockholders’ equity	21,347	21,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,770	$43,854

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019, AND 2018
(Amounts in millions, except per-share amounts)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

REVENUES AND OTHER INCOME
Net sales	$4,420	$4,083	$8,424	$7,846
Interest, dividends and other income	41	38	119	67
Gain on sale of assets, net	15	10	22	43
	4,476	4,131	8,565	7,956
COSTS AND OTHER DEDUCTIONS
Cost of sales	1,386	1,365	2,731	2,715
Purchased commodities	431	100	796	113
Selling, general and administrative expenses	163	142	303	272
Other operating and non-operating expenses	260	260	498	437
Taxes other than on income	123	115	234	223
Depreciation, depletion and amortization	1,031	947	2,004	1,868
Asset impairments and related items	—	12	—	42
Anadarko transaction-related costs	50	—	50	—
Exploration expense	35	21	71	36
Interest and debt expense, net	153	97	251	194
	3,632	3,059	6,938	5,900

Income before income taxes and other items	844	1,072	1,627	2,056
Provision for domestic and foreign income taxes	(306)	(302)	(531)	(641)
Income from equity investments	97	78	170	141
NET INCOME	$635	$848	$1,266	$1,556

BASIC EARNINGS PER COMMON SHARE	$0.84	$1.10	$1.68	$2.02

DILUTED EARNINGS PER COMMON SHARE	$0.84	$1.10	$1.68	$2.02

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019, AND 2018
(Amounts in millions)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Net income	$635	$848	$1,266	$1,556
Other comprehensive income (loss) items:
Foreign currency translation losses	—	(1)	—	—
Unrealized losses on derivatives (a)	(18)	(1)	(16)	(4)
Pension and postretirement gains (b)	2	5	4	9
Reclassification of realized losses on derivatives (c)	—	1	—	3
Other comprehensive income (loss), net of tax	(16)	4	(12)	8
Comprehensive income	$619	$852	$1,254	$1,564

(a)	Net of tax of $5 and zero for the three months ended June 30, 2019, and 2018, and $5 and $1 for the six months ended June 30, 2019, and 2018, respectively.

(b)	Net of tax of zero and $(2) for the three months ended June 30, 2019, and 2018, and $(1) and $(3) for the six months ended June 30, 2019, and 2018, respectively.

(c)	Net of tax of zero for the three and six months ended June 30, 2019, and zero and $(1) for the three and six months ended June 30, 2018, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019, AND 2018
(Amounts in millions)

	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,266	$1,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	2,004	1,868
Deferred income tax provision	47	171
Other noncash charges to income	351	96
Asset impairments and related items	—	42
Gain on sale of assets, net	(22)	(43)
Undistributed earnings from equity investments	(64)	(20)
Dry hole expenses	21	15
Changes in operating assets and liabilities, net	(642)	(920)
Net cash provided by operating activities	2,961	2,765

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,470)	(2,319)
Change in capital accrual	(108)	(6)
Payments for purchases of assets and businesses	(76)	(242)
Sales of assets, net	32	330
Equity investments and other, net	(81)	(49)
Net cash used by investing activities	(2,703)	(2,286)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	(108)	978
Payments of long-term debt	—	(500)
Preferred stock issuance costs	(50)	—
Proceeds from issuance of common stock	37	13
Purchase of treasury stock	(237)	(97)
Cash dividends paid	(1,178)	(1,185)
Other financing, net	(4)	2
Net cash used by financing activities	(1,540)	(789)

Decrease in cash and cash equivalents	(1,282)	(310)
Cash and cash equivalents — beginning of period	3,033	1,672
Cash and cash equivalents — end of period	$1,751	$1,362
The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019, AND 2018
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive loss	Total Equity
Balance, March 31, 2018	$179	$(9,168)	$7,916	$22,107	$(312)	$20,722
Net income	—	—	—	848	—	848
Other comprehensive income, net of tax	—	—	—	—	4	4
Dividends on common stock, $0.77 per share	—	—	—	(594)	—	(594)
Issuance of common stock, net	—	—	51	—	—	51
Purchases of treasury stock	—	(100)	—	—	—	(100)
Balance, June 30, 2018	$179	$(9,268)	$7,967	$22,361	$(308)	$20,931

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive loss	Total Equity
Balance, March 31, 2019	$179	$(10,653)	$8,083	$23,795	$(168)	$21,236
Net income	—	—	—	635	—	635
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)
Dividends on common stock, $0.78 per share	—	—	—	(582)	—	(582)
Issuance of common stock, net	—	—	74	—	—	74
Balance, June 30, 2019	$179	$(10,653)	$8,157	$23,848	$(184)	$21,347

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019, AND 2018
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive loss	Total Equity
Balance, December 31, 2017	$179	$(9,168)	$7,884	$21,935	$(258)	$20,572
Net income	—	—	—	1,556	—	1,556
Other comprehensive income, net of tax	—	—	—	—	8	8
Dividends on common stock, $1.54 per share	—	—	—	(1,188)	—	(1,188)
Issuance of common stock, net	—	—	83	—	—	83
Purchases of treasury stock	—	(100)	—	—	—	(100)
Reclassification of stranded tax effects	—	—	—	58	(58)	—
Balance, June 30, 2018	$179	$(9,268)	$7,967	$22,361	$(308)	$20,931

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive loss	Total Equity
Balance, December 31, 2018	$179	$(10,473)	$8,046	$23,750	$(172)	$21,330
Net income	—	—	—	1,266	—	1,266
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)
Dividends on common stock, $1.56 per share	—	—	—	(1,168)	—	(1,168)
Issuance of common stock, net	—	—	111	—	—	111
Purchases of treasury stock	—	(180)	—	—	—	(180)
Balance, June 30, 2019	$179	$(10,653)	$8,157	$23,848	$(184)	$21,347

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019

1. General

In these unaudited, consolidated, condensed financial statements, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental has made its disclosures in accordance with United States generally accepted accounting principles (GAAP) as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission’s (SEC) rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2019, and December 31, 2018, and the consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for the three and six months ended June 30, 2019, and 2018, as applicable. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended June 30, 2019, and 2018, are not necessarily indicative of the income or cash flows to be expected for the full year.

2. Accounting and Disclosure Changes

In January 2019, Occidental adopted the new lease standard Topic 842 - Leases (ASC 842). The new standard requires Occidental to recognize most leases, including operating leases, on the consolidated condensed balance sheet. The new rules require lessees to recognize a right-of-use asset (ROU) and lease liability for all leases with lease terms of more than 12 months. Occidental adopted the standard using the modified retrospective approach, including adopting several optional practical expedients. Occidental has developed and implemented an internal software solution to support the identification, documentation, tracking, accounting and supplemental reporting of leases under ASC 842. Continued enhancements to the software solution through 2019 are expected to ensure manual processes are streamlined while maintaining control functionality surrounding completeness in population and reporting. See Note 13, Leases.

3. Revenue Recognition

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, gas, natural gas liquids (NGL), chemicals or services such as transportation. Occidental does not typically receive payment in advance of satisfying its obligations under the terms of its sales contracts with customers; therefore, liabilities related to such payment are immaterial to Occidental. As of June 30, 2019, trade receivables, net, of $5.3 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.

The following table shows a reconciliation of revenue from customers to total net sales (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenue from customers	$3,731	$3,831	$7,166	$7,556
All other revenues (a)	689	252	1,258	290
Total net sales	$4,420	$4,083	$8,424	$7,846
(a) Includes net marketing margin and chemical exchange contracts.

The following table presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, gas and NGL at the lease or concession area. Chemical revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream revenues are shown by the location of sale (in millions):

For the three months ended June 30, 2019

Revenue by Product	United States	Middle East	Latin America	Other International	Eliminations	Total

Oil and Gas Segment
Oil	$1,447	$825	$212	$—	$—	$2,484
NGL	84	68	—	—	—	152
Gas	8	76	5	—	—	89
Other	(1)	(6)	—	—	—	(7)
Segment Total	$1,538	$963	$217	$—	$—	$2,718

Chemical Segment	$935	$—	$40	$18	$—	$993

Midstream Segment
Gas Processing	104	89	—	—	—	193
Power and Other	32	—	—	—	—	32
Segment Total	$136	$89	$—	$—	$—	$225

Eliminations	$—	$—	$—	$—	$(205)	$(205)

Consolidated	$2,609	$1,052	$257	$18	$(205)	$3,731

For the three months ended June 30, 2018

Revenue by Product	United States	Middle East	Latin America	Other International	Eliminations	Total

Oil and Gas Segment
Oil	$1,334	$718	$180	$—	$—	$2,232
NGL	111	64	—	—	—	175
Gas	42	73	3	—	—	118
Other	4	1	1	—	—	6
Segment Total	$1,491	$856	$184	$—	$—	$2,531

Chemical Segment	$1,102	$—	$51	$17	$—	$1,170

Midstream Segment
Gas Processing	131	104	—	—	—	235
Pipelines	101	—	—	—	—	101
Power and Other	21	—	—	—	—	21
Segment Total	$253	$104	$—	$—	$—	$357

Eliminations	$—	$—	$—	$—	$(227)	$(227)

Consolidated	$2,846	$960	$235	$17	$(227)	$3,831

For the six months ended June 30, 2019

Revenue by Product	United States	Middle East	Latin America	Other International	Eliminations	Total

Oil and Gas Segment
Oil	$2,652	$1,583	$347	$—	$—	$4,582
NGL	162	133	—	—	—	295
Gas	55	155	9	—	—	219
Other	(22)	(5)	—	—	—	(27)
Segment Total	$2,847	$1,866	$356	$—	$—	$5,069

Chemical Segment	$1,928	$—	$83	$37	$—	$2,048

Midstream Segment
Gas Processing	209	191	—	—	—	400
Power and Other	76	—	—	—	—	76
Segment Total	$285	$191	$—	$—	$—	$476

Eliminations	$—	$—	$—	$—	$(427)	$(427)

Consolidated	$5,060	$2,057	$439	$37	$(427)	$7,166

For the six months ended June 30, 2018

Revenue by Product	United States	Middle East	Latin America	Other International	Eliminations	Total

Oil and Gas Segment
Oil	$2,581	$1,491	$350	$—	$—	$4,422
NGL	200	115	—	—	—	315
Gas	94	138	7	—	—	239
Other	7	1	1	—	—	9
Segment Total	$2,882	$1,745	$358	$—	$—	$4,985

Chemical Segment	$2,182	$—	$103	$38	$—	$2,323

Midstream Segment
Gas Processing	268	200	—	—	—	468
Pipelines	195	—	—	—	—	195
Power and Other	46	—	—	—	—	46
Segment Total	$509	$200	$—	$—	$—	$709

Eliminations	$—	$—	$—	$—	$(461)	$(461)

Consolidated	$5,573	$1,945	$461	$38	$(461)	$7,556

4. Supplemental Cash Flow Information

Occidental paid foreign and domestic state income taxes of $544 million and $545 million during the six months ended June 30, 2019, and 2018, respectively. Occidental received domestic tax refunds of $2 million during the six months ended June 30, 2019 and 2018. Interest paid totaled $199 million and $182 million during the six months ended June 30, 2019, and 2018, respectively. Occidental acquired property and equipment of $105 million under build-to-suit leases during the six months ended June 30, 2019.

5. Inventories

Finished goods primarily represents crude oil, which is carried at lower of weighted average cost or market value, and caustic soda and chlorine, which are valued under the last-in, first-out (LIFO) method. Inventories as of June 30, 2019, and December 31, 2018, consisted of the following (in millions):

	2019	2018

Raw materials	$68	$74
Materials and supplies	531	445
Finished goods	1,030	788
	1,629	1,307
Revaluation to LIFO	(47)	(47)
Total	$1,582	$1,260

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

As of June 30, 2019, Occidental participated in or monitored remedial activities or proceedings at 146 sites. The following table presents Occidental’s current and non-current environmental remediation reserves as of June 30, 2019, the current portion of which is included in accrued liabilities ($120 million) and the remainder in deferred credits and other liabilities - environmental remediation reserves ($764 million). The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) sites and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	Number of Sites	Reserve Balance (in millions)

NPL sites	35	$452
Third-party sites	68	190
Occidental-operated sites	14	112
Closed or non-operated Occidental sites	29	130
Total	146	$884

As of June 30, 2019, Occidental’s environmental reserves exceeded $10 million each at 16 of the 146 sites described above, and 91 of the sites had reserves from $0 to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 46 percent of the environmental reserves at the sites described above over the next three to four years and the balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2018.

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

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 6, Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of June 30, 2019, and December 31, 2018, were not material to Occidental’s consolidated balance sheets.

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

On May 30, 2019, a complaint was filed in the Court of Chancery of the State of Delaware by purported Occidental stockholders High River Limited Partnership, Icahn Partners Master Fund LP and Icahn Partners LP (the Icahn Complainants), captioned High River Ltd. P’ship v. Occidental Petroleum Corp., C.A. No. 2019-0403-JRS, seeking inspection of Occidental’s books and records pursuant to Section 220 of the Delaware General Corporation Law (the DGCL). In the complaint, the Icahn Complainants noted that they had accumulated over $1.6 billion of Occidental Common Stock. On June 14, 2019, Occidental filed an answer to the complaint in the Court of Chancery of the State of Delaware.

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

Indemnities to Third Parties

Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2019, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

8. Retirement and Postretirement Benefit Plans

The following table sets forth the components of the net periodic benefit costs for Occidental’s defined benefit plans for the three and six months ended June 30, 2019, and 2018 (in millions):

Three months ended June 30	2019		2018
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

Service cost	$1	$5	$2	$6
Interest cost	3	10	4	9
Expected return on plan assets	(5)	—	(6)	—
Recognized actuarial loss	3	2	1	6
Recognized prior service cost	—	(2)	—	—
Total	$2	$15	$1	$21

Six months ended June 30	2019		2018
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

Service cost	$2	$11	$4	$12
Interest cost	7	18	8	18
Expected return on plan assets	(10)	—	(12)	—
Recognized actuarial loss	5	4	2	10
Recognized prior service cost	—	(4)	—	—
Total	$4	$29	$2	$40

Occidental contributed approximately zero and $1 million to the defined benefit pension plans in the three months ended June 30, 2019, and 2018, respectively, and approximately $1 million and $2 million in the six months ended June 30, 2019, and 2018, respectively.

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

The following tables provide fair value measurement information for such assets and liabilities that are measured on a recurring basis as of June 30, 2019, and December 31, 2018 (in millions):

Fair Value Measurements at June 30, 2019:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Liabilities:
Accrued liabilities	$—	$43	$—	$—	$43
Deferred credits and other liabilities - other	$—	$73	$—	$—	$73

Fair Value Measurements at December 31, 2018:
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
Liabilities:
Accrued liabilities	$—	$66	$—	$—	$66
Deferred credits and other liabilities - other	$—	$116	$—	$—	$116

Fair Values — Nonrecurring

During the six months ended June 30, 2019, Occidental did not have any assets or liabilities measured at fair value on a nonrecurring basis. During 2018, Occidental recognized pre-tax impairment and related charges of $416 million primarily related to Qatar Idd El Shargi North Dome (ISND) and Idd El Shargi South Dome proved properties and inventory. The fair value of the proved properties was measured based on the income approach, which incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves, estimates of oil and gas reserves, estimates of future expected operating and capital costs and a risk-adjusted discount rate of 10 percent. These inputs are categorized as Level 3 in the fair value hierarchy. As the end of the contract period for ISND approaches, significant changes to estimated future cash flows could result in additional impairment charges.

Other Financial Instruments

The carrying amounts of cash and cash equivalents and other on-balance-sheet financial instruments, other than long-term, fixed-rate debt, approximate fair value. The cost, if any, to terminate Occidental's off-balance-sheet financial instruments is not significant. Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair value of Occidental’s debt as of June 30, 2019, and December 31, 2018, was $10.7 billion and $10.3 billion, respectively. The remaining principal payments, less the discount on long-term debt, aggregated approximately $10.4 billion as of June 30, 2019, and December 31, 2018.

10. Derivatives

Occidental uses a variety of derivative financial instruments and physical contracts, including those designated as cash flow hedges, to manage its exposure to commodity price fluctuations, transportation commitments, to fix margins on the future sale of stored volumes of oil and natural gas and interest-rate risks.

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

The financial instruments not designated as hedges will impact Occidental's earnings through mark-to-market until the offsetting future physical commodity is delivered. Physical inventory is carried at lower of cost or market on the consolidated condensed balance sheets. A substantial majority of Occidental's physical derivative contracts are index-based and carry no mark-to-market value in earnings. Net gains and losses associated with derivative instruments not designated as hedging instruments are recognized currently in net sales. Net gains and losses attributable to derivative instruments subject to hedge accounting reside in accumulated other comprehensive loss and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings.

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

Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each would need to post. Occidental believes that if it had received a one-notch reduction in its credit ratings, it would not have resulted in a material change in its collateral-posting requirements as of June 30, 2019, and December 31, 2018.

Cash Flow Hedges

Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of June 30, 2019, Occidental had approximately 4 billion cubic feet (Bcf) of natural gas held in storage with no cash flow hedges currently associated with the stored volumes. As of December 31, 2018, Occidental had approximately 5 Bcf of natural gas held in storage, and had cash flow hedges for the forecast sales, to be settled by physical delivery, of approximately 4 Bcf of stored natural gas. The amount of cash flow hedges associated with stored natural gas, including the ineffective portion, was immaterial for the six months ended June 30, 2019 and the year ended December 31, 2018.

In June 2019, in anticipation of issuing long-term debt in the third quarter of 2019 to partially finance the cash portion of the merger consideration with Anadarko, Occidental entered into a series of U.S. Treasury rate locks, designated as cash flow hedges, to hedge fluctuations in U.S. Treasury rates on the debt issuance date. The fair value of the U.S. Treasury rate locks is subject to changes in interest rates.

The following U.S. Treasury rate locks were outstanding as of June 30, 2019 (in millions):

Treasury tenor	Notional value	Weighted Average Fixed Rate	Expiration Date	Unrealized loss included in other comprehensive income	Liability (a)
10-year	$750	2.11%	September 30, 2019	$7	$7
30-year	$750	2.59%	September 30, 2019	$11	$11
(a) The total $18 million liability is considered a Level 2 fair value measurement and is included in current liabilities - accrued liabilities as of June 30, 2019.

Derivatives Not Designated as Hedging Instruments

Forward unrealized instruments that are derivatives not designated as hedging instruments are required to be recorded on the consolidated condensed statements of operations and balance sheets at fair value. The fair value represents an unrealized gain or loss between executed sales prices and market prices at the end of the period. The fair value does not reflect the realized or cash value of the instrument. Substantially all of the fair value of Occidental's derivative instruments not designated as hedges are used to manage its exposure to commodity price fluctuations and settle within three months at a weighted average contract price of $61.46 per barrel and $2.11 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively, at June 30, 2019. The remaining fair value of derivative instruments not designated as hedges was immaterial. The weighted average contract price was $58.81 per barrel and $3.18 per Mcf for crude oil and natural gas, respectively, at December 31, 2018.

The following table summarizes the amounts reported in net sales related to the outstanding commodity derivatives not designated as hedging instruments as of June 30, 2019, and December 31, 2018.

(in millions, except Long/(Short) volumes)	2019	2018

Unrealized gain (loss) on derivatives not designated as hedges
Crude Oil Commodity Contracts	$(24)	$184
Natural Gas Commodity Contracts	$5	$5
Outstanding net volumes on derivatives not designated as hedges
Crude Oil Commodity Contracts
Volume (MMBL)	54	61
Natural Gas Commodity Contracts
Volume (Bcf)	(155)	(142)

Fair Value of Derivatives

The following tables present the gross and net fair values of Occidental’s outstanding derivatives:

As of June 30, 2019		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Derivatives not designated as hedges (a)
Commodity Contracts	Other current assets	$1,053	$85	$—	$(1,105)	$33
	Long-term receivables and other assets, net	$24	$10	$—	$(24)	$10
Liabilities:
Derivatives not designated as hedges (a)
Commodity Contracts	Accrued liabilities	$1,076	$89	$—	$(1,105)	$60
	Deferred credits and other liabilities - other	$25	$1	$—	$(24)	$2

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements, and presented on a net basis in the consolidated condensed balance sheets.

(b)
These amounts do not include collateral. As of June 30, 2019, no collateral received has been netted against derivative assets and collateral paid of $19 million has been netted against derivative liabilities. Occidental had $43 million of initial margin deposited with brokers as of June 30, 2019. Initial margin is included in other current assets in the consolidated condensed balance sheets and has not been reflected in these derivative fair-value tables.

As of December 31, 2018		Fair Value Measurements Using			Netting (b)	Total Fair Value
(in millions)	Balance Sheet Location	Level 1	Level 2	Level 3
Assets:
Derivatives not designated as hedges (a)
Commodity Contracts	Other current assets	$2,531	$110	$—	$(2,392)	$249
	Long-term receivables and other assets, net	$5	$9	$—	$(6)	$8
Liabilities:
Cash-flow hedges(a)
Commodity contracts	Accrued liabilities	$—	$2	$—	$—	$2

Derivatives not designated as hedges (a)
Commodity contracts	Accrued liabilities	$2,357	$101	$—	$(2,392)	$66
	Deferred credits and other liabilities - other	$6	$2	$—	$(6)	$2

(a)	Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements and presented on a net basis in the consolidated condensed balance sheets.

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

In July 2019, Occidental entered into three-way costless collar derivative instruments for 2020 and additional call options in 2021 to manage its near-term exposure to cash-flow variability from commodity-price risks. A three-way collar is a combination of three options: a sold call, a purchased put, and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volume for a defined period of time. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price plus the difference between the purchased put strike price and the sold put strike price for a defined period of time. Occidental entered into the 2021 call options to substantially improve the ceiling price that the Company will receive for the contracted commodity volumes in 2020.

Summary July 2019 derivative instruments
2020 Settlement
Three-way collars (Oil MBBL/day)	300
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.09
Floor purchased price (put)	$55.00
Floor sold price (put)	$45.00

2021 Settlement
Call Options sold (Oil MBBL/day)	300
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.09

11. Industry Segments

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

	Oil		Midstream	Corporate
	and		and	and
	Gas	Chemical	Marketing	Eliminations		Total
Three months ended June 30, 2019
Net sales	$2,718	$998	$909	$(205)		$4,420
Pre-tax operating profit (loss)	$726	$208	$331	$(324)	(a,b)	$941
Income taxes	—	—	—	(306)	(c)	(306)
Net income (loss)	$726	$208	$331	$(630)		$635

Three months ended June 30, 2018
Net sales	$2,531	$1,176	$603	$(227)		$4,083
Pre-tax operating profit (loss)	$780	$317	$250	$(197)	(a)	$1,150
Income taxes	—	—	—	(302)	(c)	(302)
Net income (loss)	$780	$317	$250	$(499)		$848

	Oil		Midstream	Corporate
	and		and	and
	Gas	Chemical	Marketing	Eliminations		Total
Six months ended June 30, 2019
Net sales	$5,069	$2,057	$1,725	$(427)		$8,424
Pre-tax operating profit (loss)	$1,210	$473	$610	$(496)	(a,b)	$1,797
Income taxes	—	—	—	(531)	(c)	(531)
Net income (loss)	$1,210	$473	$610	$(1,027)		$1,266

Six months ended June 30, 2018
Net sales	$4,985	$2,330	$992	$(461)		$7,846
Pre-tax operating profit (loss)	$1,530	$615	$429	$(377)	(a)	$2,197
Income taxes	—	—	—	(641)	(c)	(641)
Net income (loss)	$1,530	$615	$429	$(1,018)		$1,556

(a) Includes unallocated net interest expense, administration expense, environmental remediation and other items.
(b) Includes expenses of $107 million, comprised of $50 million in Anadarko transaction-related costs and $57 million in amortized debt financing fees.
(c) Includes all foreign and domestic income taxes.

12. Earnings Per Share

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2019, and 2018 (in millions, except per-share amounts):

	Three months ended June 30		Six months ended June 30

	2019	2018	2019	2018
Basic EPS
Net Income	$635	$848	$1,266	$1,556
Less: Net income allocated to participating securities	(3)	(5)	(6)	(8)
Net Income, net of participating securities	632	843	1,260	1,548

Weighted average number of basic shares	748.3	765.7	748.7	765.7
Basic EPS	$0.84	$1.10	$1.68	$2.02
Diluted EPS
Net income, net of participating securities	$632	$843	$1,260	$1,548
Weighted average number of basic shares	748.3	765.7	748.7	765.7
Dilutive effect of potentially dilutive securities	1.2	1.7	1.3	1.5
Total diluted weighted average common shares	749.5	767.4	750.0	767.2
Diluted EPS	$0.84	$1.10	$1.68	$2.02

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

•
Leases with a lease term of 12 months or less from lease commencement date are considered short-term leases and not recorded on the consolidated condensed balance sheet; however, the lease expenditures recognized are captured and reported as incurred.

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

Nature of Leases

Occidental’s operating lease agreements include leases for oil and gas exploration and development equipment, including drilling rigs, compressors and other field equipment, which are recorded gross on the consolidated condensed balance sheet and in the lease cost disclosures below. Actual expenditures are netted against joint interest recoveries on the income statement through the normal joint interest billing process. Occidental’s leases also include pipelines and other transportation equipment, rail cars, power plants, machinery, terminals, storage facilities, land, easements and residential and office space, which typically are not associated with joint interest recoveries.

The following table presents Occidental's lease balances and their location on the consolidated condensed balance sheet at June 30, 2019 (in millions):

	Balance sheet location	2019
Assets:
Operating	Operating lease assets, net	$681
Finance	Property, plant, and equipment, net	19
Total lease assets		$700

Liabilities:
Current
Operating	Current lease liabilities	$242
Finance	Current lease liabilities	10
Non-current
Operating	Deferred credits and other liabilities - Lease liabilities	437
Finance	Deferred credits and other liabilities - Lease liabilities	8
Total lease liabilities		$697

At June 30, 2019, Occidental's leases matured on the following schedule (in millions):

	Operating	Finance
	Leases (a)	Leases (b)	Total
Remainder of 2019	$122	$6	$128
2020	190	12	202
2021	116	1	117
2022	81	—	81
2023	61	—	61
Thereafter	170	—	170
Total lease payments	740	19	759
Less: Interest	(61)	(1)	(62)
Present value of lease liabilities	$679	$18	$697

(a)	The weighted average remaining lease term is 5.5 years and the weighted average discount rate is 3.03%.

(b)	The weighted average remaining lease term is 1.8 years and the weighted average discount rate is 2.93%.

At December 31, 2018, future undiscounted net minimum fixed lease payments for non-cancellable operating leases, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows (in millions):

Amount
2019	$186
2020	147
2021	96
2022	68
2023	49
Thereafter	158
Total minimum lease payments	$704

The following tables present Occidental's total lease cost and classifications as well as cash paid for amounts included in the measurement of operating lease liabilities. Lease costs and amounts paid associated with finance leases were immaterial for the three and six months ended June 30, 2019 (in millions):

Lease cost classification(a,b)	Three months ended June 30, 2019	Six months ended June 30, 2019
Property, plant and equipment, net	$91	$182
Cost of sales	61	138
Selling, general and administrative expenses	19	35

Total	$171	$355

(a)
Includes short-term lease costs of $70 million and variable lease costs of $29 million for the three months ended June 30, 2019. Includes short-term lease costs of $156 million and variable lease costs of $60 million for the six months ended June 30, 2019.

(b)	Amounts reflected are gross before joint interest recoveries.

Cash paid on operating leases(a)	Six months ended June 30, 2019
Cash flow from operating activities	$95
Cash flow from investing activities	$44

(a)	Amounts reflected are gross before joint interest recoveries.

14. Anadarko Acquisition and Other

On May 9, 2019, Occidental and Anadarko Petroleum Corporation (Anadarko) entered into an Agreement and Plan of Merger (the Merger Agreement), which provides that, upon the terms and subject to the conditions set forth therein, Baseball Merger Sub 1, Inc., an indirect wholly owned subsidiary of Occidental (Merger Subsidiary), will merge with and into Anadarko (the merger), with Anadarko continuing as the surviving corporation and an indirect wholly owned subsidiary of Occidental. If the merger is completed, Anadarko stockholders will receive, in exchange for each share of Anadarko common stock, (1) $59.00 in cash and (2) 0.2934 of a share of Occidental common stock. The Anadarko Special Meeting of Stockholders is scheduled for August 8 and we expect to close the acquisition promptly thereafter.

On April 30, 2019, Occidental entered into a Securities Purchase Agreement with Berkshire Hathaway (the Berkshire Hathaway investment), pursuant to which Occidental agreed that in the event Occidental enters into and consummates the proposed acquisition of Anadarko, Occidental will issue and sell to Berkshire Hathaway, and Berkshire Hathaway agreed to purchase from Occidental for an aggregate purchase price of $10 billion in cash: (1) 100,000 shares of a new series of cumulative perpetual preferred stock of Occidental, having a face value of $100,000 per share (the Preferred Stock), and (2) a warrant (the Warrant) to purchase 80.0 million shares of Occidental’s common stock at an exercise price of $62.50 per share. Dividends on the Preferred Stock will accrue on the face value at a rate per annum of 8% but will be paid only when, as and if declared by Occidental’s Board of Directors out of legally available funds. At any time when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. The Warrant will be exercisable in whole or in part, until the first anniversary of the date on which no shares of Preferred Stock remain outstanding; however, if any stockholder approval is required for the issuance of Occidental common stock upon exercise of the Warrant, then unless and until such required approvals have been received, Berkshire Hathaway will not be permitted to exercise the Warrant for shares of Occidental common stock. The Securities Purchase Agreement is subject to certain closing conditions in addition to the requirement that Occidental has consummated the proposed acquisition of Anadarko. See Occidental’s Current Report on Form 8-K filed May 3, 2019, for more information about the Securities Purchase Agreement.

On May 3, 2019, Occidental and TOTAL S.A. (Total) entered into a binding memorandum of understanding pursuant to which, contingent upon completion of the merger, Occidental agreed to sell to Total all of the assets, liabilities, businesses and operations of Anadarko in Algeria, Ghana, Mozambique and South Africa for $8.8 billion in cash, on a cash-free, debt-free basis (the Total transaction).

On May 9, 2019, Occidental entered into a second amended and restated debt commitment letter, pursuant to which certain financial institutions committed to provide, contingent upon completion of the merger, a 364-day senior unsecured bridge loan facility (the bridge facility) in an aggregate principal amount of up to $21.8 billion. Such commitments were subsequently reduced by $8.8 billion, to $13.0 billion, upon Occidental’s entry into the term loan credit agreement described below. Commitments in respect of the bridge facility will be further reduced to the extent that Occidental obtains certain other financing or financing commitments or completes certain securities issuances or asset sales.

On June 3, 2019, Occidental entered into an $8.8 billion term loan credit agreement (the term loan credit agreement) with Citibank, N.A., as agent, and certain other financial institutions party thereto, as lenders (the term loan lenders), pursuant to which the term loan lenders have committed to provide, contingent upon completion of the merger, (1) a 364-day senior unsecured term loan facility in an aggregate principal amount of up to $4.4 billion and (2) a two-year senior unsecured term loan facility in an aggregate principal amount of up to $4.4 billion (together, the term loan financing).

Each of the Berkshire Hathaway investment, the Total transaction and the term loan financing are subject to certain conditions, including, in each case, the completion of the merger.

On June 3, 2019, Occidental entered into an amendment to its existing $3.0 billion revolving credit facility pursuant to which, among other things, the commitments under the revolving credit facility will be increased by an additional $2.0 billion, to $5.0 billion, contingent upon completion of the merger.

There can be no assurance that the Total transaction, the Berkshire Hathaway investment, and the term loan financing described herein will be completed on the terms contemplated or proposed or at all. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in Part I Item 2 and Risk Factors in Part II Item 1A of this Form 10-Q for more information.

In the three months ended June 30, 2019, Occidental expensed $107 million in fees in connection with merger-related transaction costs and debt financing fees.

On July 31, 2019, Occidental and Ecopetrol entered into definitive agreements to form a joint venture to develop 97,000 net acres of Occidental’s Midland Basin properties in the Permian Basin. Ecopetrol will pay $750 million in cash at closing and $750 million of carried capital in exchange for a 49-percent interest in the new venture.  Occidental will own a 51-percent interest and operate the joint venture. During the carry period, Ecopetrol will pay 75-percent of Occidental’s share of capital expenditures. The joint venture allows Occidental to accelerate its development plans in the Midland Basin, where it currently has minimal activity. Occidental will retain production and cash flow from its existing operations in the Midland Basin. This transaction is expected to close in the fourth quarter of 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, and they include, but are not limited to; any projections of earnings, revenue or other financial items or future financial position or sources of financing; any statements of the plans, strategies and objectives of management for future operations or business strategy; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes are generally indicative of forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Although Occidental believes that the expectations reflected in any of our forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; uncertainties about the estimated quantities of oil and natural gas reserves; lower-than-expected production from development projects or acquisitions; exploration risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver our oil and natural gas and other processing and transportation considerations; general economic slowdowns domestically or internationally; difficult and adverse conditions in the domestic and global capital and credit markets; the impact of potential changes in our credit ratings; less than expected benefits of derivative positions; political conditions and events; liability under environmental regulations, including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; reorganization or restructuring of Occidental’s operations; changes in tax rates; and the ability to generate cash to fund operations and repay indebtedness.

Such factors also include the ultimate outcome of the merger; Occidental’s ability to consummate the merger or the Total transaction; the conditions to the completion of the merger, including the receipt of Anadarko stockholder approval for the merger; that the regulatory approvals required for the Total transaction may not be obtained on the terms expected or on the anticipated schedule or at all; Occidental’s ability to finance the merger, including completion of any contemplated equity investments or debt issuances; Occidental’s indebtedness, including the substantial indebtedness Occidental expects to incur in connection with the merger and the need to generate sufficient cash flows to service and repay such debt; Occidental’s ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger or the Total transaction; the possibility that Occidental may be unable to achieve expected synergies and operating efficiencies within the expected time-frames or at all and to successfully integrate Anadarko’s operations with those of Occidental; that such integration may be more difficult, time-consuming or costly than expected; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers) may be greater than expected following the merger or the public announcement of the merger; the retention of certain key employees of Anadarko may be difficult; that Anadarko and Occidental are subject to intense competition and increased competition is expected in the future; that the expenses associated with the merger are greater than expected; and general economic conditions that are less favorable than expected.

Additional information concerning these and other factors can be found in Occidental’s filings with the SEC, including Occidental’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and in our registration statement on Form S-4, as amended, which was declared effective by the SEC on July 11, 2019.

Recent Events

On May 9, 2019, Occidental and Anadarko entered into the Merger Agreement, which provides that, upon the terms and subject to the conditions set forth therein, Merger Subsidiary will merge with and into Anadarko (the merger), with Anadarko continuing as the surviving corporation and an indirect wholly owned subsidiary of Occidental. If the merger is completed, Anadarko stockholders will receive, in exchange for each share of Anadarko common stock, (1) $59.00 in cash and (2) 0.2934 of a share of Occidental common stock.

In connection with the merger, Occidental filed with the SEC a registration statement on Form S-4, as amended (the registration statement), containing a prospectus of Occidental that also constitutes a proxy statement of Anadarko. On July 11, 2019, the SEC declared the registration statement effective and Anadarko mailed to its stockholders the definitive proxy statement with respect to the Anadarko Special Meeting of Stockholders at which Anadarko stockholders will vote on the merger. The Anadarko Special Meeting of Stockholders is scheduled for August 8 and we expect to close the acquisition promptly thereafter.

See Note 14, Anadarko Acquisition and Other, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q for more information about the merger with Anadarko and information relating to the Total transaction and the financing transactions in connection with the merger.

On July 22, 2019, Occidental filed a definitive revocation solicitation statement in connection with the opposition of Occidental to a solicitation of requests by Carl C. Icahn and certain of his affiliated groups and entities.

Consolidated Results of Operations

Occidental reported net income of $635 million for the second quarter of 2019 on net sales of $4.4 billion, compared to net income of $848 million on net sales of $4.1 billion for the second quarter of 2018. Diluted earnings per share was $0.84 for the second quarter of 2019 compared to $1.10 for the second quarter of 2018.

Occidental reported net income of $1.3 billion for the six months ended June 30, 2019, on net sales of $8.4 billion, compared to net income of $1.6 billion on net sales of $7.8 billion for the six months ended June 30, 2018. Diluted earnings per share was $1.68 for the six months ended June 30, 2019, compared to $2.02 for the six months ended June 30, 2018.

The decrease in net income for the three and six months ended June 30, 2019, compared to the same periods in 2018, reflected lower realized crude oil prices and lower realized caustic soda prices, as well as $50 million of additional costs incurred for the Anadarko acquisition, partially offset by higher marketing margins from improved crude oil spreads in the midstream and marketing segment, higher crude oil volumes and lower depletion, depreciation and amortization (DD&A) rates.

Selected Statements of Operations Items

Net sales increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily as a result of higher crude oil sales volumes, and higher marketing margins due to improved crude oil spreads, partially offset by lower crude oil prices and lower realized caustic soda prices in the chemical segment.

Cost of sales increased slightly for the three and six months ended June 30, 2019, compared to the same periods in 2018, mainly due to higher production costs for surface operations and maintenance due to increased activity in the Permian Basin. Purchased commodities for the three and six months ended June 30, 2019 mainly reflected Occidental's third-party crude purchases used to fill excess domestic takeaway capacity in the midstream and marketing segment. DD&A expense increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to higher domestic crude oil production, partially offset by lower DD&A rates.The increase in interest and debt expense, net, for the three and six months ended June 30, 2019, compared to the same periods in 2018, reflected $57 million of costs associated with the debt financing related to the Anadarko acquisition. The decrease in the domestic and foreign income tax provision for the six months ended June 30, 2019, compared to the same periods in 2018, reflected lower pre-tax operating income and net operating loss carryforward benefits.

Selected Analysis of Financial Position

See Liquidity and Capital Resources for a discussion about the changes in cash and cash equivalents.

The increase in trade receivables, net, at June 30, 2019, compared to December 31, 2018, was primarily due to an increase in crude oil prices and volumes as of period end. The increase in inventories at June 30, 2019, compared to December 31, 2018, was due to crude oil price increases and higher volume in transit. The increase in investments in unconsolidated entities at June 30, 2019, compared to December 31, 2018, is primarily due to capital contributions to equity investments and equity income, which was partially offset by dividends.

The increase in property, plant and equipment, net, at June 30, 2019, compared to December 31, 2018, is due to capital expenditures of $2.5 billion, which were partially offset by DD&A of $2.0 billion.

The increase in accounts payable at June 30, 2019, compared to December 31, 2018, is primarily the result of higher crude oil prices and higher marketing volume. The decrease in accrued liabilities at June 30, 2019, compared to December 31, 2018, mainly reflected payments related to incentive compensation as well as ad valorem and foreign income taxes in the first half of 2019, the settlement of treasury share repurchases and mark-to-market decreases on derivative financial instruments. The increase in the deferred domestic and foreign income tax liability at June 30, 2019, compared to December 31, 2018, was due to the utilization of federal tax credit carryforwards, partially offset by the deferred tax asset established for foreign net operating loss carryforwards. The decrease in long-term debt is the result of financing fees related to the Anadarko acquisition.

The decrease in stockholders' equity was primarily due to the repurchase of treasury shares, which was partially offset by an excess of net income over dividends paid.

Segment Operations

Occidental conducts its operations through various subsidiaries and affiliates. Occidental's principal businesses consist of three segments. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil, condensate, NGL, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity. Additionally, the midstream and marketing segment invests in entities that conduct similar activities. The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2019, and 2018 (in millions):

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net Sales (a)
Oil and Gas	$2,718	$2,531	$5,069	$4,985
Chemical	998	1,176	2,057	2,330
Midstream and Marketing	909	603	1,725	992
Eliminations	(205)	(227)	(427)	(461)
	$4,420	$4,083	$8,424	$7,846
Segment Results
Oil and Gas	$726	$780	$1,210	$1,530
Chemical	208	317	473	615
Midstream and Marketing	331	250	610	429
	1,265	1,347	2,293	2,574
Unallocated Corporate Items
Interest expense, net	(143)	(91)	(226)	(183)
Income tax provision	(306)	(302)	(531)	(641)
Other expense, net	(181)	(106)	(270)	(194)
Net Income	$635	$848	$1,266	$1,556
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

Significant Transactions and Events Affecting Earnings

The following table sets forth significant transactions and events affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount for the three and six months ended June 30, 2019, and 2018 (in millions):

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Corporate
Anadarko acquisition transaction costs(a)	$107	$—	$107	$—
(a) Comprised of $50 million in Anadarko transaction-related costs and $57 million in amortized debt financing fees.

Worldwide Effective Tax Rate

The following table sets forth the calculation of the worldwide effective tax rate for net income for the three and six months ended June 30, 2019, and 2018 (in millions):

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Pre-tax Income	$941	$1,150	$1,797	$2,197
Income tax provision
Federal and state	(38)	(76)	(112)	(171)
Foreign	(268)	(226)	(419)	(470)
Total	(306)	(302)	(531)	(641)
Net Income	$635	$848	$1,266	$1,556
Worldwide effective tax rate	33%	26%	30%	29%

Oil and Gas Segment

Oil and gas segment earnings were $726 million and $1.2 billion for the three and six months ended June 30, 2019, compared with segment earnings of $780 million and $1.5 billion for the same periods of 2018. The decrease in earnings primarily reflected lower realized crude oil, NGL and natural gas prices, partially offset by higher crude oil, NGL and natural gas sales volumes and lower DD&A rates.

Oil and gas cash operating expenses per BOE for the three and six months ended June 30, 2019 decreased by 11 percent and 8 percent, respectively, compared to the same periods in 2018 due to improved efficiencies on maintenance costs and lower energy costs.

The following tables set forth the total production and sales volumes for oil, NGL and natural gas per day for the three and six months ended June 30, 2019, and 2018. The differences between the production and sales volumes per day are generally due to the timing of shipments at Occidental’s international locations, where the product is loaded onto tankers.

	Three months ended June 30		Six months ended June 30
Production Volumes per Day	2019	2018	2019	2018
Oil (MBBL)
United States	289	240	283	234
Middle East	138	135	139	138
Latin America	34	31	33	31
NGL (MBBL)
United States	87	65	83	62
Middle East	34	30	34	27
Natural Gas (MMCF)
United States	419	316	405	305
Middle East	528	506	536	478
Latin America	7	6	7	6
Total Production Volumes (MBOE) (a)	741	639	730	624
(a) Natural gas volumes have been converted to BOE based on energy content of six MCF of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalence.

	Three months ended June 30		Six months ended June 30
Sales Volumes per Day	2019	2018	2019	2018
Oil (MBBL)
United States	289	240	283	234
Middle East	138	119	138	130
Latin America	37	30	32	31
NGL (MBBL)
United States	87	65	83	62
Middle East	34	30	34	27
Natural Gas (MMCF)
United States	419	316	405	305
Middle East	528	506	536	480
Latin America	6	6	6	6
Total Sales Volumes (MBOE) (a)	744	622	728	616

(a) Natural gas volumes have been converted to BOE based on energy content of six MCF of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalence.

Total average daily production volumes were 741,000 BOE for the second quarter of 2019 compared to 639,000 BOE for the second quarter of 2018. The increase in average daily production volumes is primarily due to Permian Resources, which increased by 88,000 BOE, or 44 percent, due to increased drilling and well productivity, and Al Hosn, which increased by 14,000 BOE, or 21 percent, from the successful debottlenecking and expansion of capacity and improved plant performance.

Total average daily production volumes for the first six months of 2019 and 2018 were 730,000 BOE and 624,000 BOE, respectively. The increase in average daily production volumes is primarily due to Permian Resources, which increased by 86,000 BOE, or 46 percent, due to increased drilling and well productivity, and Al Hosn, which increased by 18,000 BOE, or 28 percent, from the successful debottlenecking and expansion of capacity and improved plant performance. International production is expected to decline in the third quarter of 2019, compared to the second quarter due to unplanned maintenance in Qatar.

The following tables present information about Occidental's average realized prices and index prices for the three and six months ended June 30, 2019, and 2018:

	Three months ended June 30		Six months ended June 30
Average Realized Prices	2019	2018	2019	2018
Oil ($/BBL)
United States	$55.14	$61.08	$51.85	$61.06
Middle East	$65.83	$66.59	$63.16	$63.83
Latin America	$62.66	$65.66	$59.67	$62.38
Total Worldwide	$58.91	$63.12	$55.86	$62.07
NGL ($/BBL)
United States	$16.28	$28.87	$16.52	$27.93
Middle East	$22.50	$23.58	$21.89	$22.79
Total Worldwide	$18.00	$27.21	$18.07	$26.34
Natural Gas ($/MCF)
United States	$0.23	$1.49	$0.77	$1.76
Latin America	$7.01	$6.07	$7.19	$5.87
Total Worldwide	$1.03	$1.58	$1.28	$1.69

	Three months ended June 30		Six months ended June 30
Average Index Prices	2019	2018	2019	2018
WTI oil ($/BBL)	$59.82	$67.88	$57.36	$65.37
Brent oil ($/BBL)	$68.32	$74.90	$66.11	$71.04
NYMEX gas ($/MCF)	$2.67	$2.75	$2.95	$2.81

	Three months ended June 30		Six months ended June 30
Average Realized Prices as Percentage of Average Index Prices	2019	2018	2019	2018
Worldwide oil as a percentage of average WTI	98%	93%	97%	95%
Worldwide oil as a percentage of average Brent	86%	84%	84%	87%
Worldwide NGL as a percentage of average WTI	30%	40%	32%	40%
Domestic natural gas as a percentage of average NYMEX	9%	54%	26%	63%

Average WTI and Brent prices decreased to $59.82 per barrel and $68.32 per barrel, respectively, for the second quarter of 2019, compared to $67.88 per barrel and $74.90 per barrel, respectively, for the second quarter of 2018. Worldwide realized crude oil prices decreased by 7 percent to $58.91 per barrel for the second quarter of 2019, compared to $63.12 per barrel in the second quarter of 2018. Worldwide realized NGL prices decreased by 34 percent to $18.00 per barrel in the second quarter of 2019, compared to $27.21 per barrel in the second quarter of 2018. Domestic realized natural gas prices decreased by 85 percent in the second quarter of 2019 to $0.23 per MCF, compared to $1.49 per MCF in the second quarter of 2018 primarily due to the decrease in regional gas pricing in the Permian Basin.

Average WTI and Brent prices decreased to $57.36 per barrel and $66.11 per barrel, respectively, for the first six months of 2019, compared to $65.37 per barrel and $71.04 per barrel, respectively, for the same period of 2018. Worldwide realized crude oil prices decreased by 10 percent to $55.86 per barrel for the first six months of 2019, compared to $62.07 per barrel for the same period of 2018. Worldwide realized NGL prices decreased by 31 percent to $18.07 per barrel for the first six months of 2019, compared to $26.34 per barrel for the same period of 2018. Domestic realized natural gas prices decreased by 56 percent for the first six months of 2019 to $0.77 per MCF, compared to $1.76 per MCF for the same period of 2018.

On July 31, 2019, Occidental and Ecopetrol entered into definitive agreements to form a joint venture to develop 97,000 net acres of Occidental’s Midland Basin properties in the Permian Basin. Ecopetrol will pay $750 million in cash at closing and $750 million of carried capital in exchange for a 49-percent interest in the new venture.  Occidental will own a 51-percent interest and operate the joint venture. During the carry period, Ecopetrol will pay 75-percent of Occidental’s share of capital expenditures. The joint venture allows Occidental to accelerate its development plans in the Midland Basin, where it currently has minimal activity. Occidental will retain production and cash flow from its existing operations in the Midland Basin. This transaction is expected to close in the fourth quarter of 2019.

Chemical Segment

Chemical segment earnings for the three months ended June 30, 2019, and 2018 were $208 million and $317 million, respectively. Chemical segment earnings for the six months ended June 30, 2019, and 2018 were $473 million and $615 million, respectively. Compared to the same periods in 2018, the three and six months ended June 30, 2019, reflected lower realized caustic soda prices partially offset by favorable feedstock costs. The six months earnings included fees received under a pipeline easement agreement that was executed during the first quarter of 2019.

Midstream and Marketing Segment

Midstream and marketing earnings were $331 million for the three months ended June 30, 2019, compared with earnings of $250 million for the same period of 2018. Midstream and marketing earnings were $610 million for the six months ended June 30, 2019, compared with earnings of $429 million for the same period of 2018. The improvement was attributable to higher marketing margins due to improved crude oil price spreads, partially offset by lower NGL prices impacting gas processing and lower pipeline income due to the sale of non-core domestic midstream assets in the third quarter of 2018.

Liquidity and Capital Resources

At June 30, 2019, Occidental had $1.8 billion in cash and cash equivalents.

Net cash provided by operating activities was $3.0 billion for the first six months ended June 30, 2019, compared to $2.8 billion for the same period of 2018. The increase in net cash provided by operating activities mainly reflected lower working capital use of cash primarily due to a decrease in receivables due to lower commodity prices.

Occidental’s net cash used by investing activities was $2.7 billion for the first six months of 2019, compared to $2.3 billion for the same period of 2018. Capital expenditures for the first six months of 2019 were $2.5 billion, of which $2.3 billion was for the oil and gas segment, compared to $2.3 billion for the first six months of 2018, of which $2.1 billion was for the oil and gas segment.

Occidental’s net cash used by financing activities was $1.5 billion for the first six months of 2019, compared to $789 million for the same period of 2018. The increase in cash used by financing activities for the first six months of 2019 reflected the lower net proceeds and payments of long-term debt, higher treasury stock purchases and higher debt and preferred stock issuance costs. The six months ended June 30, 2019, and 2018 each included dividend payments of $1.2 billion.

As of June 30, 2019, Occidental was in compliance with all covenants of its financing agreements and had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

Occidental anticipates issuing long-term debt in the third quarter of 2019 to partially finance the cash portion of the merger consideration with Anadarko, together with proceeds from the Berkshire Hathaway investment and the term loan financing described in Note 14, Anadarko Acquisition and Other, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q. With a continued focus on capital and operational efficiencies following the closing of the merger, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments, future borrowings, and proceeds from other forms of capital issuance.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Events and Risk Factors in Part II Item 1A of this Form 10-Q for more information about Occidental’s proposal to acquire Anadarko and the risks associated therewith.

In July 2019, Occidental entered into three-way costless collar derivative instruments for 2020 and additional call options in 2021 to manage its near-term exposure to cash-flow variability from commodity-price risks. Occidental entered into the 2021 call options to substantially improve the ceiling price that it will receive for the contracted commodity volumes in 2020. See Note 10, Derivatives, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q for more information about these arrangements.

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

Refer to Note 6, Environmental Liabilities and Expenditures, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. Reserve balances for other matters as of June 30, 2019, and December 31, 2018, were not material to Occidental's consolidated condensed balance sheets. For further information, see Note 7, Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Recently Adopted Accounting and Disclosure Changes

See Note 2, Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2019, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2018 Form 10-K, other than the U.S. Treasury rate locks described in Note 10, Derivatives, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4.Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2019.

There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

For information regarding legal proceedings, see Note 7, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I Item 1 of this Form 10-Q.

Item 1A.    Risk Factors

Occidental may not achieve the intended benefits of the merger, and the merger may disrupt its current plans or operations.

There can be no assurance that Occidental will be able to successfully integrate Anadarko’s assets or otherwise realize the expected benefits of the potential transaction (including anticipated annual operating cost and capital synergies). Difficulties in integrating Anadarko into Occidental may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected time frame or at all. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, and attracting new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as unforeseen expenses or delays associated with the acquisition.

Occidental will incur a substantial amount of indebtedness and other payment obligations in connection with the financing for the merger.

Occidental expects to fund the cash portion of the consideration by incurring up to $21.8 billion of third-party indebtedness and issuing shares of series A preferred stock and a warrant to acquire common stock pursuant to the Berkshire Hathaway investment. In addition, Occidental expects to assume approximately $11.9 billion aggregate principal amount of Anadarko’s outstanding long-term debt, excluding finance lease liabilities, as well as approximately $7.3 billion aggregate principal amount of Western Midstream Operating, LP’s outstanding short- and long-term debt, non-recourse to Occidental, in the merger. Occidental cannot guarantee that it will be able to generate sufficient cash flow to service and repay this indebtedness or to pay the dividends required to be paid on the series A preferred stock, or that it will be able to refinance such indebtedness on favorable terms, or at all. The failure to so repay or refinance such indebtedness, or to pay dividends on such series A preferred stock, could have a material adverse effect on Occidental’s business, financial condition, results of operations, cash flows and/or share price. If Occidental is unable to service such indebtedness and fund its operations, Occidental may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance Occidental’s indebtedness. Any such action may not be successful and Occidental may be unable to service such indebtedness and its operations, which could have a material adverse effect on Occidental’s business, financial condition, results of operations, cash flows and/or share price. See Note 14, Anadarko Acquisition and Other, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q for more information about the Berkshire Hathaway investment.

Occidental may not be able to obtain its preferred form of debt financing notes in connection with the merger on anticipated terms or at all.

Occidental expects to fund a portion of the cash consideration for the merger and the payment of fees and expenses related to the merger using the proceeds of long-term financing, which Occidental currently expects to include the issuance of debt securities through a public offering or in a private placement, in addition to borrowings under a new term loan facility and proceeds from the Berkshire Hathaway investment. However, there is a risk that market conditions will not be conducive to Occidental executing this financing plan with respect to the long-term financing, or that the long-term financing will not be available on favorable terms. As a result, Occidental may need to pursue other options, including borrowings under the bridge facility, which may result in less favorable financing terms that could increase costs and/or adversely impact the operations of Occidental.

Occidental may not be able to consummate the sale to Total of the assets, liabilities, businesses and operations of Anadarko in Algeria, Ghana, Mozambique and South Africa or complete its planned divestitures of certain assets on favorable terms or at all.

The Total transaction is conditioned on the completion of the merger and the receipt of required regulatory approvals, as well as other customary closing conditions. Occidental may not be able to consummate the Total transaction or obtain the proceeds that could be realized from it, and those cash proceeds may not be adequate to meet any debt service obligations then due. In addition, although Occidental intends to complete $10 billion to $15 billion of divestitures of certain assets within 24 months after completion of the merger (including the Total transaction), Occidental may not be able to complete its planned divestitures on favorable terms or at all. Any difficulties with respect to the completion of the Total transaction or other planned divestitures could have a material adverse effect on Occidental’s business, financial condition, results of operations, cash flows and/or stock price. See Note 14, Anadarko Acquisition and Other, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q for more information about the Total transaction.

The merger may not be accretive, and may be dilutive, to Occidental’s cash flow per share and free cash flow per share, which may negatively affect the market price of Occidental common stock.

Occidental currently expects the merger to be accretive to its cash flow per share (calculated as cash flow from operations before working capital, less distributions attributable to noncontrolling interest, divided by total common diluted shares outstanding) and free cash flow per share (calculated as cash flow from operations before working capital, less distributions attributable to non-controlling interest, capex, preferred dividends and common dividends, divided by total common diluted shares outstanding), within twelve months after the completion of the merger. This expectation, however, is based on preliminary estimates that may materially change. In addition, Occidental could fail to realize all the benefits anticipated in the transaction or experience delays or inefficiencies in realizing such benefits. Such factors could, when combined with the issuance of shares of Occidental common stock in the merger, result in the transaction being dilutive to Occidental’s cash flow per share and/or free cash flow per share, which could negatively affect the market price of shares of Occidental common stock.

Occidental's commodity-price risk-management and trading activities may prevent us from fully benefiting from price increases and may expose us to regulatory and other risks.

To the extent that we engage in commodity price risk-management activities to protect Occidental's cash flows from commodity price declines, we may be prevented from realizing the full benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, Occidental's commodity-price risk-management and trading activities may expose us to the risk of financial loss in certain circumstances, including instances in which the following occur:

•	Occidental's production is less than the notional volume;

•	the counterparties to Occidental's hedging or other price risk management contracts fail to perform under those arrangements; and

•	a sudden unexpected event materially impacts oil, natural gas, or NGL prices.

Additional information concerning these and other risk factors related to the merger can be found in Occidental’s registration statement on Form S-4, as amended, which was declared effective by the SEC on July 11, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Activities

Occidental's share repurchase activities for the six months ended June 30, 2019, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)

First Quarter 2019	2,690,000	$66.94	2,690,000
April 1 - 30, 2019	—	$—	—
May 1 - 31, 2019	—	$—	—
June 1 - 30, 2019	—	$—	—
Second Quarter 2019	—	$66.94	—
Total	2,690,000	$66.94	2,690,000	44,206,787

(a)	There were no purchases from the trustee of Occidental's defined contribution savings plan.

(b)
Represents the total number of shares remaining at June 30, 2019, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 6.    Exhibits

2.1*
Agreement and Plan of Merger, dated as of May 9, 2019, among Occidental Petroleum Corporation, Baseball Merger Sub 1, Inc. and Anadarko Petroleum Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K of Occidental dated May 9, 2019 (date of earliest event reported), filed May 10, 2019, File No. 1-9210).^

3.1*
Amended and Restated By-laws of Occidental Petroleum Corporation as of May 5, 2019 (filed as Exhibit 3.1 to the Current Report on Form 8-K of Occidental dated May 3, 2019 (date of earliest event reported), filed May 6, 2019, File No. 1-9210).

10.1*
Securities Purchase Agreement, dated April 30, 2019 between Occidental Petroleum Corporation and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement) (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated April 30, 2019 (date of earliest event reported), filed May 3, 2019, File No. 1-9210).

10.2*
Memorandum of Understanding, dated May 3, 2019, between Occidental Petroleum Corporation and TOTAL S.A. (filed as Exhibit 10.2 to the Registration Statement on Form S-4/A of Occidental dated July 3, 2019, File No. 333-232001).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

^ Exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Occidental Petroleum Corporation agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.
* Incorporated herein by reference.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

DATE	July 31, 2019	/s/ Jennifer M. Kirk
Jennifer M. Kirk
Vice President, Controller and
Principal Accounting Officer