Form 10-Q
period 2019-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2019-11-04
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common stock $.20 par value	893,317,470

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

millions	September 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,840	$3,033
Restricted cash and restricted cash equivalents	454	—
Trade receivables, net	5,854	4,893
Inventories	1,601	1,260
Assets held for sale	6,445	—
Other current assets	1,750	746
Total current assets	20,944	9,932

INVESTMENTS IN UNCONSOLIDATED ENTITIES ($2,261 related to WES)	3,684	1,680

PROPERTY, PLANT AND EQUIPMENT
Oil and Gas segment	110,668	58,799
Chemical segment	7,092	7,001
Marketing and Other Midstream segment	8,133	8,070
WES Midstream segment	9,635	—
Corporate	1,397	550
	136,925	74,420
Accumulated depreciation, depletion, and amortization	(46,804)	(42,983)
	90,121	31,437

OPERATING LEASE ASSETS	1,078	—

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,155	797

INTANGIBLES, NET ($2,380 related to WES)	2,387	8

GOODWILL - WES	6,074	—

TOTAL ASSETS	$125,443	$43,854

Western Midstream Partners, LP (WES) is a Variable Interest Entity (VIE). See Note 1 - General. The related parenthetical references reflect amounts as of September 30, 2019.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

millions, except share amounts	September 30, 2019	December 31, 2018

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$31	$116
Current operating lease liabilities	463	—
Accounts payable	6,789	4,885
Accrued liabilities ($315 related to WES)	5,175	2,411
Accrued income taxes	1,036	—
Liabilities of assets held for sale	2,203	—
Total current liabilities	15,697	7,412

LONG-TERM DEBT, NET
Long-term debt, net - Occidental	39,946	10,201
Long-term debt, net - WES	7,637	—
	47,583	10,201

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ($1,167 related to WES)	9,920	907
Asset retirement obligations ($319 related to WES)	4,164	1,424
Pension and postretirement obligations	1,927	809
Environmental remediation reserves	905	762
Operating lease liabilities	676	—
Other	3,566	1,009
	21,158	4,911

EQUITY
Preferred stock, at $1.00 per share par value (100,000 shares at September 30, 2019)	9,762	—
Common stock, at $0.20 per share par value (1,043,640,621 shares at September 30, 2019, and 895,115,637 shares at December 31, 2018)	209	179
Treasury stock (150,323,151 shares at September 30, 2019, and 145,726,051 shares at December 31, 2018)	(10,653)	(10,473)
Additional paid-in capital	14,867	8,046
Retained earnings	22,227	23,750
Accumulated other comprehensive loss	(332)	(172)
Total stockholders' equity	36,080	21,330

Noncontrolling interests	4,925	—
Total equity	41,005	21,330

TOTAL LIABILITIES AND EQUITY	$125,443	$43,854

Western Midstream Partners, LP (WES) is a Variable Interest Entity (VIE). See Note 1 - General. The related parenthetical references reflect amounts as of September 30, 2019.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
millions, except per-share amounts	2019	2018	2019	2018

REVENUES AND OTHER INCOME
Net sales	$5,687	$5,216	$14,111	$13,062
Interest, dividends, and other income	56	34	175	101
Gain on sale of assets, net	128	926	150	969
	5,871	6,176	14,436	14,132
COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	962	680	2,324	1,909
Transportation expense	217	41	281	121
Chemical and midstream cost of sales	741	722	2,046	2,128
Purchased commodities	441	343	1,237	456
Selling, general and administrative	242	151	545	423
Other operating expense	363	280	861	717
Taxes other than on income	198	110	432	333
Depreciation, depletion, and amortization	1,706	1,023	3,710	2,891
Asset impairments and other items	325	214	325	256
Anadarko merger-related costs	924	—	974	—
Exploration expense	63	24	134	60
Interest and debt expense, net	381	96	632	290
	6,563	3,684	13,501	9,584
Income (loss) before income taxes and other items	(692)	2,492	935	4,548

OTHER ITEMS
Gains (losses) on interest rate swaps and warrants, net	(33)	—	(33)	—
Income from equity investments	104	87	274	228
	71	87	241	228

Income (loss) from continuing operations before income taxes	(621)	2,579	1,176	4,776
Income tax expense	(116)	(710)	(647)	(1,351)
Income (loss) from continuing operations	(737)	1,869	529	3,425
Discontinued operations, net of tax	(15)	—	(15)	—
NET INCOME (LOSS)	(752)	1,869	514	3,425
Less: Net income attributable to noncontrolling interests	(42)	—	(42)	—
Less: Preferred stock dividends	(118)	—	(118)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(912)	1,869	354	3,425

PER COMMON SHARE
Income (loss) from continuing operations—basic	$(1.06)	$2.44	$0.47	$4.46
Income (loss) from discontinued operations—basic	(0.02)	—	(0.02)	—
Net income (loss) attributable to common stockholders—basic	$(1.08)	$2.44	$0.45	$4.46

Income (loss) from continuing operations—diluted	$(1.06)	$2.44	$0.47	$4.45
Income (loss) from discontinued operations—diluted	(0.02)	—	(0.02)	—
Net income (loss) attributable to common stockholders—diluted	$(1.08)	$2.44	$0.45	$4.45

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
millions	2019	2018	2019	2018

Net income (loss)	$(752)	$1,869	$514	$3,425
Other comprehensive income (loss) items:
Losses on derivatives (a)	(114)	(1)	(130)	(5)
Pension and postretirement (losses) gains (b)	(34)	144	(30)	153
Reclassification of losses on derivatives (c)	—	10	—	13
Other comprehensive (loss) income, net of tax	(148)	153	(160)	161
Comprehensive income (loss)	(900)	2,022	354	3,586
Comprehensive income attributable to noncontrolling interests	(42)	—	(42)	—
Comprehensive income (loss) attributable to preferred and common stockholders	$(942)	$2,022	$312	$3,586

(a)	Net of tax of $32 million and zero for the three months ended September 30, 2019, and 2018, and $36 million and $1 million for the nine months ended September 30, 2019, and 2018, respectively.

(b)
Net of tax of $10 million and $(40) million for the three months ended September 30, 2019, and 2018, and $8 million and $(43) million for the nine months ended September 30, 2019, and 2018, respectively.

(c)	Net of tax of $(3) million for the three months ended September 30, 2018, and $(4) million for the nine months ended September 30, 2018, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
millions	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$514	$3,425
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	15	—
Depreciation, depletion and amortization of assets	3,710	2,891
Deferred income tax (benefit) provision	(1,050)	550
Other noncash charges to income	578	74
Gain on sale of assets, net	(150)	(969)
Asset impairments and other items	325	256
Undistributed earnings from affiliates	(50)	(16)
Dry hole expenses	41	27
Changes in operating assets and liabilities, net	1,506	(1,069)
Cash provided by operating activities - continuing operations	5,439	5,169
Cash used by operating activities - discontinued operations	(73)	—
Net cash provided by operating activities	5,366	5,169

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,184)	(3,638)
Change in capital accrual	(160)	7
Proceeds from sale of assets and equity investments, net	4,809	2,745
Purchase of businesses and assets, net	(27,926)	(726)
Equity investments and other, net	(140)	(88)
Cash used by investing activities - continuing operations	(27,601)	(1,700)
Cash used by investing activities - discontinued operations	(125)	—
Net cash used by investing activities	(27,726)	(1,700)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	21,557	978
Payments of long-term debt	(4,949)	(500)
Proceeds from WES revolvers	1,240	—
Payment of revolvers - WES	(1,000)	—
Proceeds from issuance of common and preferred stock	10,010	17
Purchases of treasury stock	(237)	(908)
Cash dividends paid to common stockholders	(1,766)	(1,780)
Distributions to noncontrolling interest	(127)	—
Other financing, net	(35)	6
Cash provided (used) by financing activities - continuing operations	24,693	(2,187)
Cash used by financing activities - discontinued operations	(1)	—
Net cash provided by (used) by financing activities	24,692	(2,187)

Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	2,332	1,282
Cash and cash equivalents — beginning of period	3,033	1,672
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$5,365	$2,954
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Total Stockholders' Equity
millions	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at June 30, 2019	$179	$—	$(10,653)	$8,157	$23,848	$(184)	$—	$21,347
Net income (loss)	—	—	—	—	(794)	—	42	(752)
Other comprehensive loss, net of tax	—	—	—	—	—	(148)	—	(148)
Dividends on common stock, $0.79 per share	—	—	—	—	(709)	—	—	(709)
Dividends on preferred stock, $1,489 per share	—	—	—	—	(118)	—	—	(118)
Issuance of common stock and other, net	30	—	—	6,710	—	—	—	6,740
Issuance of preferred stock, net	—	9,762	—	—	—	—	—	9,762
Fair value of noncontrolling interest acquired	—	—	—	—	—	—	4,875	4,875
Noncontrolling interest contributions, net	—	—	—	—	—	—	8	8
Balance at September 30, 2019	$209	$9,762	$(10,653)	$14,867	$22,227	$(332)	$4,925	$41,005

	Total Stockholders' Equity
millions	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at June 30, 2018	$179	$—	$(9,268)	$7,967	$22,361	$(308)	$—	$20,931
Net income	—	—	—	—	1,869	—	—	1,869
Other comprehensive income, net of tax	—	—	—	—	—	153	—	153
Dividends on common stock, $0.78 per share	—	—	—	—	(595)	—	—	(595)
Issuance of common stock, net	—	—	—	24	—	—	—	24
Purchases of treasury stock	—	—	(894)	—	—	—	—	(894)
Reclassification of stranded tax effects	—	—	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$179	$—	$(10,162)	$7,991	$23,635	$(155)	$—	$21,488

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (Continued)

	Total Stockholders' Equity
millions	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$179	$—	$(10,473)	$8,046	$23,750	$(172)	$—	$21,330
Net income	—	—	—	—	472	—	42	514
Other comprehensive loss, net of tax	—	—	—	—	—	(160)	—	(160)
Dividends on common stock, $2.35 per share	—	—	—	—	(1,877)	—	—	(1,877)
Dividends on preferred stock, $1,489 per share	—	—	—	—	(118)	—	—	(118)
Issuance of common stock, net	30	—	—	6,821	—	—	—	6,851
Issuance of preferred stock	—	9,762	—	—	—	—	—	9,762
Purchases of treasury stock	—	—	(180)	—	—	—	—	(180)
Fair value of noncontrolling interest acquired	—	—	—	—	—	—	4,875	4,875
Noncontrolling interest contributions, net	—	—	—	—	—	—	8	8
Balance at September 30, 2019	$209	$9,762	$(10,653)	$14,867	$22,227	$(332)	$4,925	$41,005

	Total Stockholders' Equity
millions	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$179	$—	$(9,168)	$7,884	$21,935	$(258)	$—	$20,572
Net income	—	—	—	—	3,425	—	—	3,425
Other comprehensive income, net of tax	—	—	—	—	—	161	—	161
Dividends on common stock, $2.32 per share	—	—	—	—	(1,783)	—	—	(1,783)
Issuance of common stock, net	—	—	—	107	—	—	—	107
Purchases of treasury stock	—	—	(994)	—	—	—	—	(994)
Reclassification of stranded tax effects	—	—	—	—	58	(58)	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$179	$—	$(10,162)	$7,991	$23,635	$(155)	$—	$21,488

The accompanying notes are an integral part of these consolidated condensed financial statements.

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Note 1 - General

Nature of Operations
In this report, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through various subsidiaries and affiliates. On August 8, 2019, pursuant to the Agreement and Plan of Merger, dated as of May 9, 2019 (the Merger Agreement), among Occidental, Baseball Merger Sub 1, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Occidental (Merger Subsidiary), and Anadarko Petroleum Corporation (Anadarko), Occidental acquired all of the outstanding shares of Anadarko through a transaction in which Merger Subsidiary merged with and into Anadarko (the Merger), with Anadarko continuing as the surviving entity and as an indirect, wholly owned subsidiary of Occidental. See Note 3 - The Merger.

Occidental's principal businesses consist of four reporting segments: Oil and Gas, Chemical, Marketing and Other Midstream, and WES Midstream, which includes the operations of Western Midstream Partners, LP (WES), a publicly traded limited partnership and a consolidated subsidiary of OPC. The Oil and Gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGL) and natural gas. The Chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The Marketing and Other Midstream segment purchases, markets, gathers, processes, transports and stores oil, condensate, NGL, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity, and invests in entities that conduct similar activities. Also within the Marketing and Other Midstream segment is Oxy Low Carbon Ventures (OLCV). OLCV seeks to capitalize on Occidental’s enhanced oil recovery (EOR) leadership by developing carbon capture, utilization and storage projects that source anthropogenic carbon dioxide and promote innovative technologies that drive cost efficiencies and grow Occidental’s business while reducing emissions. The WES Midstream segment owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties. WES is a variable interest entity (VIE) to Occidental.

Principles of Consolidation
The unaudited consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (GAAP) and include the accounts of OPC, its subsidiaries, VIEs for which Occidental is the primary beneficiary, and its undivided interests in oil and gas exploration and production ventures. Occidental has made its disclosures in accordance with GAAP as they apply to interim reporting, and condensed or omitted, as permitted by the Securities and Exchange Commission's rules and regulations, certain information and disclosures normally included in consolidated financial statements and notes. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K).

The Merger, including the addition of WES Midstream as a new reporting segment, introduced different revenue and expense streams to Occidental's legacy operations. As a result, changes were made to the structure of certain financial statements, notes and supplementary data to provide clarity and to conform to the current presentation.

Variable Interest Entities
Occidental, through its ownership of the general partner interest in WES, has the power to direct the activities that significantly affect the economic performance of WES and the obligation to absorb losses or the right to receive benefits that could be significant to WES; therefore, Occidental is considered the primary beneficiary and consolidates WES and all of its consolidated subsidiaries. WES maintains its own capital structure that is separate from Occidental, consisting of its own debt instruments and publicly traded common units. All intercompany transactions have been eliminated.

The assets of WES and its subsidiaries cannot be used by Occidental for general corporate purposes and are included in and disclosed parenthetically on Occidental's consolidated condensed balance sheets, if material. The carrying amount of liabilities related to WES for which the creditors do not have recourse to Occidental's assets are also included in and disclosed parenthetically on Occidental's Consolidated Condensed Balance Sheets, if material.

All outstanding debt for WES at September 30, 2019, including any borrowings under the WES revolving credit facility (WES RCF) and WES Term Loan Facility, is recourse to the general partner of Western Midstream Operating, LP (WES Operating), which in turn has been indemnified in certain circumstances by certain indirect wholly owned subsidiaries of Occidental for such liabilities. See Note 9 - Long-Term Debt.

WES's sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income from a note receivable from Anadarko, borrowings under the WES RCF, the issuance of additional partnership units, and debt offerings.

Concurrent with the closing of its May 2008 initial public offering, WES Operating loaned Anadarko $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The note receivable and related interest income are eliminated in consolidation.

Noncontrolling Interest
WES is a publicly traded limited partnership with its common units traded on the New York Stock Exchange (NYSE) under the ticker symbol "WES." WES also owns the entire non-economic general partner interest and a 98% limited partner interest in WES Operating, a Delaware limited partnership formed by Anadarko in 2007 to acquire, own, develop and operate midstream assets. In addition, Occidental has a 2% limited partner interest in WES Operating and its ownership is held through the investment in WES.

At September 30, 2019, Occidental’s ownership interest in WES consisted of the entire non-economic general partner interest and a 55.4% limited partner interest. The noncontrolling interest primarily consists of the 44.6% limited partner interest of WES owned by the public.

Discontinued Operations
In connection with the Merger, Occidental agreed to sell to TOTAL S.A. (Total) all of the assets, liabilities, businesses, and operations of Anadarko's operations in Algeria, Ghana, Mozambique and South Africa (collectively, the Africa Assets) for $8.8 billion, subject to certain purchase price adjustments. In August 2019, a purchase and sale agreement was executed for these Africa Assets. This transaction is conditioned on the receipt of required regulatory approvals, as well as other customary closing conditions. On September 27, 2019, Occidental completed the sale of Anadarko’s Mozambique LNG assets to Total for $4.2 billion. The assets and liabilities for Algeria, Ghana and South Africa, are presented as held for sale at September 30, 2019. The results of operations of the Africa Assets are presented as discontinued operations, see Note 4 - Acquisitions, Dispositions, and Other.

Unless otherwise indicated, information presented in the Notes to the Consolidated Condensed Financial Statements relates only to Occidental's continuing operations. Information related to discontinued operations is included in Note 4 - Acquisitions, Dispositions, and Other, and in some instances, where appropriate, is included as a separate disclosure within the individual Notes to the Consolidated Condensed Financial Statements.

Goodwill and Other Intangible Assets
Goodwill resulting from the Merger was assigned to WES Midstream and represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed. Goodwill is subject to annual impairment testing. Changes in goodwill may result from, among other things, finalization of preliminary purchase price allocations, impairments, additional acquisitions, or divestitures. See Note 3 - The Merger.

Other intangible assets represent contractual rights obtained in connection with the Merger that had favorable contractual terms relative to market terms as well as customer-related intangible assets, including customer relationships. Other intangible assets are amortized over their estimated useful lives and are assessed for impairment with the associated long-lived asset group whenever impairment indicators are present. See Note 3 - The Merger.

Supplemental Cash Flow Information
Occidental paid international and domestic state income taxes of $751 million and $838 million during the nine months ended September 30, 2019, and 2018, respectively. Occidental received domestic state tax refunds of $2 million in each of the nine months ended September 30, 2019, and 2018. No federal income tax payments were made during the nine months ended September 30, 2019, and 2018. Interest paid totaled $610 million and $298 million during the nine months ended September 30, 2019, and 2018, respectively.

Cash Equivalents and Restricted Cash Equivalents
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balance at September 30, 2019, includes investments in government money market funds in which the carrying value approximates fair value.

The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2019 to the line items within the Consolidated Condensed Balance Sheet at September 30, 2019. There was no restricted cash or restricted cash equivalents at September 30, 2018 or December 31, 2018.

millions	September 30, 2019
Cash and cash equivalents	$4,840
Restricted cash and restricted cash equivalents	454
Cash and restricted cash included in assets held for sale	16
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	55
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$5,365

Total restricted cash and restricted cash equivalents are primarily associated with a benefits trust for former Anadarko employees that was funded as part of the Merger, payments of future hard-minerals royalties conveyed, and a judicially-controlled account related to a Brazilian tax dispute.

Note 2 - Accounting and Disclosure Changes

In January 2019, Occidental adopted the new lease standard Accounting Standards Codification Topic 842 - Leases (ASC 842). The new standard requires Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use asset (ROU) and lease liability for all leases with lease terms of more than 12 months. Occidental adopted the standard using the modified retrospective approach, including adopting several optional practical expedients. See Note 10 - Lease Commitments.

Note 3 - The Merger

On May 9, 2019, Occidental entered into the Merger Agreement with Anadarko. On August 8, 2019, Anadarko’s stockholders voted to approve the Merger and it was made effective the same day. The Merger added to Occidental's oil and gas portfolio, primarily in the Permian Basin, DJ Basin and Gulf of Mexico, and a controlling interest in WES.

In exchange for each share of Anadarko common stock, Anadarko stockholders received $59.00 in cash and 0.2934 of a share of Occidental common stock, plus cash in lieu of any fractional share of Occidental common stock that otherwise would have been issued, based on the average price of $46.31 per share of Occidental common stock on the NYSE on August 8, 2019.

In connection with the Merger, Occidental issued $13.0 billion of new senior unsecured notes, $8.8 billion of term loans (the Term Loans) and 100,000 shares of series A preferred stock (the Preferred Stock) with a warrant to purchase 80 million shares of Occidental common stock at an exercise price of $62.50 (the Warrant) for $10 billion. In addition, Occidental increased its existing $3.0 billion revolving credit facility by an additional $2.0 billion in commitments. See Note 9 - Long-term Debt and Note 14 - Stockholders' Equity for additional information.

The Merger constitutes a business combination and was accounted for using the acquisition method of accounting. The following table presents the Merger consideration paid to Anadarko stockholders as a result of the Merger:

millions, except per share amounts
Total shares of Anadarko common stock eligible for Merger consideration	491.6
Cash consideration (per share of common stock and shares underlying Anadarko stock-based awards eligible for Merger consideration)	$59.00
Cash portion of Merger consideration	$29,002

Total shares of Anadarko common stock and shares underlying Anadarko stock-based awards eligible for Merger consideration	492.0
Exchange ratio (per share of Anadarko common stock)	0.2934
Total shares of Occidental common stock issued to Anadarko stockholders	144
Average share price of Occidental common stock at August 8, 2019	$46.31
Stock portion of Merger consideration	$6,684
Total Merger consideration	$35,686

The following table sets forth the preliminary allocation of the Merger consideration. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, final appraisals of assets acquired and liabilities assumed, valuation of pre-merger contingencies and final tax returns that provide underlying tax basis of assets acquired and liabilities assumed. Occidental will finalize the purchase price allocation during the 12-month period following the Merger date, during which time the value of the assets and liabilities may be revised as appropriate.

millions	As of August 8, 2019
Fair value of assets acquired:
Current assets	$3,590
Anadarko's Africa Assets held for sale	10,746
Investments in unconsolidated entities	2,430
Property, plant and equipment, net - Anadarko	48,771
Property, plant and equipment, net - WES Midstream	9,475
Other assets	797
Intangible assets - WES Midstream	2,400
Amount attributable to assets acquired	$78,209

Fair value of liabilities assumed:
Current liabilities	$3,677
Liabilities of Anadarko's Africa Assets held for sale	2,329
Long-term debt - Anadarko	12,829
Long-term debt - WES Midstream	7,407
Deferred income taxes	10,040
Asset retirement obligations	2,728
Pension and post retirement obligations	1,125
Non-current derivative liabilities	1,279
Other long-term liabilities	2,308
Amount attributable to liabilities assumed	$43,722

Net assets	$34,487
Less: Fair value of noncontrolling interests in WES Midstream	4,875
Fair value of net assets acquired	29,612
Goodwill - WES Midstream	6,074
Total Merger consideration	$35,686

The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their preliminary estimated fair values at the date of the Merger. The valuation of certain assets, including property and intangible assets, are based on preliminary appraisals. The majority of measurements of assets acquired and liabilities assumed, other than debt, are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties and equipment is based on both available market data and a cost approach. Oil and natural gas properties were valued using either available market data based on the nature of the properties and the location or an income approach. Intangible assets primarily consist of third-party customer contracts, the fair value of which was determined using an income approach. Deferred income taxes represent the tax effects of differences in the tax basis and merger-date fair values of assets acquired and liabilities assumed. The measurement of debt instruments was based on unadjusted quoted prices in an active market and are primarily Level 1; approximately $6.1 billion of the assumed debt is considered Level 2. The value of derivative instruments was based on observable inputs, primarily forward commodity-price and interest-rate curves and is considered Level 2.

The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaled $6.1 billion in goodwill. Goodwill is attributable to the difference in the WES Midstream market capitalization value at the date of the Merger and the WES Midstream net assets acquired, and primarily represents the intrinsic value of the customer relationship between WES Midstream and Occidental.

With the completion of the Merger, Occidental acquired proved and unproved properties of approximately $18.2 billion and $26.0 billion, respectively, primarily associated with the Permian Basin, DJ Basin, Gulf of Mexico and Powder River Basin. The remaining $5.0 billion is related to land, mineral interests and corporate properties.

Other intangible assets of $2.4 billion primarily relate to customer contracts associated with the WES Midstream segment. These contracts are amortized over 25 years. The annual aggregate amortization expense for intangible assets is expected to be $108 million.

From the date of the Merger through September 30, 2019, revenues and net loss attributable to common stockholders associated with Anadarko assets totaled $1.5 billion and $400 million, respectively.

The following summarizes the unaudited pro forma condensed financial information of Occidental as if the Merger had occurred on January 1, 2018:

	Three months ended September 30		Nine months ended September 30
millions, except per-share amounts	2019	2018	2019	2018

Revenues	$7,335	$8,913	$22,419	$23,095
Net income (loss) attributable to common stockholders	$(427)	$2,060	$475	$3,405
Net income (loss) attributable to common stockholders per share—basic	$(0.50)	$2.27	$0.51	$3.74
Net income (loss) attributable to common stockholders per share—diluted	$(0.50)	$2.26	$0.50	$3.73

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Merger been completed at January 1, 2018, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma information for 2019 and 2018 is a result of combining the three and nine months statements of operations of Occidental with the pre-merger results from January 1, 2019, and 2018 of Anadarko and includes adjustments for revenues and direct expenses. The pro forma results exclude results from the Africa Assets and the impact of any merger-related costs. The pro forma results include adjustments to DD&A (Depreciation, depletion and amortization) based on the purchase price allocated to property, plant, and equipment and intangibles and the estimated useful lives as well as adjustments to interest expense. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the Merger are properly reflected. The unaudited pro forma information does not reflect any cost savings anticipated as a result of the Merger or any merger-related costs.

Anadarko Merger-Related Costs
The following table summarizes the merger-related costs incurred:

millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Employee severance and related cost	$459	$459
Licensing fees for critical seismic data	329	354
Bank, legal and consulting fees	136	161
Total	$924	$974

Employee severance and related cost primarily relates to one-time severance costs and the accelerated vesting of certain Anadarko share-based awards for former Anadarko employees based on the terms of the Merger Agreement and existing change of control provisions within the former Anadarko employment agreements. In addition, employee severance and related cost includes expenses for a voluntary separation program for eligible employees. Occidental initiated this program to align the size and composition of its workforce with its expected future operating and capital plans. Employee notifications related to the voluntary separation program were ongoing at September 30, 2019, with additional expenses associated with the program expected to be incurred throughout the remainder of 2019 and through most of 2020.

The seismic licensing fees relate to relicensing of critical seismic data related to the Gulf of Mexico, Permian Basin and DJ Basin that Anadarko had licensed from third-party vendors. The third-party vendors who own the seismic data require a transfer fee in order for Occidental to use the data.

Occidental Stock-based Incentive Plans
On the date of the Merger, Occidental issued restricted share awards covering 1.7 million shares of common stock in exchange for Anadarko stock-based incentive shares to the former Anadarko employees. These restricted shares vest in periods ranging from one month to 3.5 years and are conditioned solely on the employees' continued service, with a weighted-average grant-date fair value of $47.13 and a weighted-average remaining life of 1.3 years. Under the terms of the Merger Agreement, these restricted share awards would be subject to accelerated vesting based on a qualifying termination event.

Note 4 - Acquisitions, Dispositions and Other Transactions

On September 27, 2019, Occidental completed the sale of Anadarko’s Mozambique LNG assets to Total for $4.2 billion, with proceeds used to pay down a portion of the Term Loans. Occidental and Total continue to work toward completing the sales of the remaining Africa Assets. Occidental anticipates that the remaining sales will be completed before June 2020. The carrying amount of the remaining Africa Assets will be adjusted in future periods based on changes in fair value. The results of the Africa Assets are presented as discontinued operations in the Consolidated Condensed Statements of Operations and Cash Flows.

The following table presents the amounts reported in discontinued operations, net of income taxes, related to the Africa Assets subsequent to the Merger closing date through September 30, 2019:

millions	2019

REVENUES AND OTHER INCOME
Net sales	$228

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	$32
Transportation and marketing expense	4
Taxes other than on income	46
Fair value adjustment on assets held for sale	65
Selling, general and administrative	8
Other	4
$159

Income before income taxes	$69
Income tax expense	(84)
Discontinued operations, net of tax	$(15)

The following table presents the amounts reported in the Consolidated Condensed Balance Sheets as held for sale related to the Africa Assets and other corporate property.

millions	September 30, 2019

Cash and cash equivalents	$16
Inventories	207
Other current assets	110
Property, plant and equipment, net	5,863
Operating lease assets	29
Long-term receivables and other assets, net	220
Assets held for sale	$6,445

Current maturities of debt - finance leases	13
Current operating lease liabilities	11
Accounts payable	217
Accrued liabilities	152
Long-term debt, net - finance leases	187
Deferred income taxes	1,281
Asset retirement obligations	142
Other	200
Liabilities of assets held for sale	$2,203

Net assets held for sale	$4,242

Sale of Plains Investment
On September 23, 2019, Occidental sold its remaining equity investment in Plains All American Pipeline, L.P. and Plains GP Holdings, L.P. (together, Plains) for net proceeds of $646 million, which resulted in a pre-tax gain of $111 million. The proceeds were used to pay down a portion of the Term Loans.

Ecopetrol Joint Venture
On July 31, 2019, Occidental and Ecopetrol entered into definitive agreements to form a joint venture to develop approximately 97,000 net acres of Occidental’s Midland Basin properties in the Permian Basin. Ecopetrol will pay $750 million in cash at closing and $750 million of carried capital in exchange for a 49-percent interest in the new venture. Occidental will own a 51-percent interest and operate the joint venture. During the carry period, Ecopetrol will pay 75-percent of Occidental’s share of capital expenditures, up to $750 million. The joint venture allows Occidental to accelerate its development plans in the Midland Basin, where it currently has minimal activity. Occidental will retain production and cash flow from its existing operations in the Midland Basin. This transaction is expected to close in the fourth quarter of 2019.

Note 5 - Revenue Recognition

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, gas, NGL, chemicals or services, such as transportation. As of September 30, 2019, trade receivables, net, of $5.9 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.

The following table shows a reconciliation of revenue from customers to total net sales:

	Three months ended September 30		Nine months ended September 30
millions	2019	2018	2019	2018

Revenue from customers	$5,231	$4,257	$12,397	$11,813
All other revenues (a)	456	959	1,714	1,249
Net sales	$5,687	$5,216	$14,111	$13,062

(a) Includes net marketing derivatives, oil collars and calls, and chemical exchange contracts.

Disaggregation of Revenue from Contracts with Customers
The following table presents Occidental's revenue from customers by segment, product and geographical area. The Oil and Gas segment typically sells its oil, gas and NGL at the lease or concession area. WES Midstream's operations are entirely in the United States. Chemical revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, Marketing and Other Midstream revenues are shown by the location of sale:

millions	United States	Middle East	Latin America	Other International	Eliminations	Total

Three months ended September 30, 2019
Oil and Gas
Oil	$2,453	$683	$177	$—	$—	$3,313
NGL	177	63	—	—	—	240
Gas	125	78	5	—	—	208
Other	(18)	3	—	—	—	(15)
Segment total	$2,737	$827	$182	$—	$—	$3,746

Chemical	$1,009	$—	$36	$16	$—	$1,061

Marketing and Other Midstream
Gas processing	93	81	—	—	—	174
Power and other	198	—	—	37	—	235
Segment total	$291	$81	$—	$37	$—	$409

WES Midstream	$383	$—	$—	$—	$—	$383

Eliminations	$—	$—	$—	$—	$(368)	$(368)

Consolidated	$4,420	$908	$218	$53	$(368)	$5,231

millions	United States	Middle East	Latin America	Other International	Eliminations	Total

Three months ended September 30, 2018
Oil and Gas
Oil	$1,326	$1,016	$197	$—	$—	$2,539
NGL	139	77	—	—	—	216
Gas	47	80	5	—	—	132
Other	3	—	(1)	—	—	2
Segment total	$1,515	$1,173	$201	$—	$—	$2,889

Chemical	$1,112	$—	$51	$21	$—	$1,184

Marketing and Other Midstream
Gas processing	148	108	—	—	—	256
Pipelines	115	—	—	—	—	115
Power and other	38	—	—	—	—	38
Segment total	$301	$108	$—	$—	$—	$409

Eliminations	$—	$—	$—	$—	$(225)	$(225)

Consolidated	$2,928	$1,281	$252	$21	$(225)	$4,257

millions	United States	Middle East	Latin America	Other International	Eliminations	Total

Nine months ended September 30, 2019
Oil and Gas
Oil	$5,105	$2,266	$524	$—	$—	$7,895
NGL	339	196	—	—	—	535
Gas	180	233	14	—	—	427
Other	(40)	(2)	—	—	—	(42)
Segment total	$5,584	$2,693	$538	$—	$—	$8,815

Chemical	$2,937	$—	$119	$53	$—	$3,109

Marketing and Other Midstream
Gas processing	302	272	—	—	—	574
Power and other	274	—	—	37	—	311
Segment total	$576	$272	$—	$37	$—	$885

WES Midstream	$383	$—	$—	$—	$—	$383

Eliminations	$—	$—	$—	$—	$(795)	$(795)

Consolidated	$9,480	$2,965	$657	$90	$(795)	$12,397

millions	United States	Middle East	Latin America	Other International	Eliminations	Total

Nine months ended September 30, 2018
Oil and Gas
Oil	$3,907	$2,507	$547	$—	$—	$6,961
NGL	339	192	—	—	—	531
Gas	141	218	12	—	—	371
Other	10	1	—	—	—	11
Segment total	$4,397	$2,918	$559	$—	$—	$7,874

Chemical	$3,294	$—	$154	$59	$—	$3,507

Marketing and Other Midstream
Gas processing	416	308	—	—	—	724
Pipelines	310	—	—	—	—	310
Power and other	84	—	—	—	—	84
Segment total	$810	$308	$—	$—	$—	$1,118

Eliminations	$—	$—	$—	$—	$(686)	$(686)

Consolidated	$8,501	$3,226	$713	$59	$(686)	$11,813

Contract Liabilities
Contract liabilities relate to WES fees and capital reimbursements that are charged to customers for only a portion of the contract term and must be recognized as revenues over the expected period of benefit, fixed and variable fees that are received from customers but revenue recognition is deferred under midstream cost of service contracts, and hard-minerals bonus payments received from customers that must be recognized as revenue over the expected period of benefit.

The following table summarizes current period activity related to contract liabilities from contracts with customers:

millions
Balance at December 31, 2018	$—
Increase due to contract liabilities acquired with Anadarko	154
Increase due to cash received, excluding revenues recognized in the period	9
Decrease due to revenue recognized	(13)
Balance at September 30, 2019	$150

Transaction Price Allocated to Remaining Performance Obligations
Revenue expected to be recognized from certain performance obligations that are unsatisfied as of September 30, 2019, is reflected in the table below. Occidental applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. As a result, the following table represents a small portion of Occidental's expected future consolidated revenues, as future revenue from the sale of most products and services is dependent on future production or variable customer volume and variable commodity prices for that volume:

millions	Oil and Gas	WES Midstream	Eliminations	Total
Remainder of 2019	$26	$193	$(127)	$92
2020	103	863	(589)	377
2021	103	912	(645)	370
2022	7	963	(703)	267
2023	7	915	(690)	232
Thereafter	60	4,399	(3,768)	691
Total	$306	$8,245	$(6,522)	$2,029

Note 6 - Inventories

Commodity inventory and finished goods primarily represents crude oil, which is carried at the lower of weighted-average cost or market value, and caustic soda and chlorine, which are valued under the last-in, first-out (LIFO) method. Inventories consisted of the following:

millions	September 30, 2019	December 31, 2018

Raw materials	$67	$74
Materials and supplies	916	445
Commodity inventory and finished goods	665	788
	1,648	1,307
Revaluation to LIFO	(47)	(47)
Total	$1,601	$1,260

Note 7 - Derivative Instruments

Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity-price fluctuations and transportation commitments, to fix margins on the future sale of stored commodity volumes and interest rate risks. Occidental also enters into derivative financial instruments for trading purposes.

Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock rates on forecasted debt issuances. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.

Derivatives Not Designated as Hedging Instruments
As of September 30, 2019, Occidental's derivatives not designated as hedges consist of three-way oil collars and call options, interest rate swaps, marketing derivatives and the Warrant.

Derivative instruments that are derivatives not designated as hedging instruments are required to be recorded on the statement of operations and balance sheet at fair value. Changes in fair value will impact Occidental's earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

Three-way Oil Collars and Call Options
In July 2019, Occidental entered into three-way costless collar derivative instruments for 2020 and additional call options in 2021 to manage its near-term exposure to cash-flow variability from commodity-price risks. A three-way collar is a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the ceiling price that Occidental will receive for the contracted commodity volume for a defined period of time. The purchased put establishes the floor price that Occidental will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the floor price equals the reference price plus the difference between the purchased put strike price and the sold put strike price for a defined period of time. Occidental entered into the 2021 call options to substantially improve the ceiling price that Occidental will receive for the contracted commodity volumes in 2020. In the Merger, Occidental also assumed three-way costless collars that expire throughout the rest of 2019. Net gains and losses associated with collars and calls are recognized currently in net sales. Hedge accounting was not elected for these contracts.

Occidental had the following collars and calls outstanding at September 30, 2019:

Collars and Calls, not designated as hedges
2019 Settlement
Three-way collars (Oil MMBL)	8.0
Average price per barrel (NYMEX/Brent oil pricing)
Ceiling sold price (call)	$72.98
Floor purchased price (put)	$56.72
Floor sold price (put)	$46.72

2020 Settlement
Three-way collars (Oil MMBL)	109.8
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.09
Floor purchased price (put)	$55.00
Floor sold price (put)	$45.00

2021 Settlement
Call Options sold (Oil MMBL)	109.5
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.09

Occidental Interest Rate Swaps (Excluding WES Midstream)
Occidental acquired interest rate swap contracts in the Merger. The contracts lock in a fixed interest rate in exchange for a floating interest rate indexed to three-month London Inter-Bank Offered Rate (LIBOR) throughout the reference period. Net gains and losses associated with interest rate derivative instruments not designated as hedging instruments are recognized currently in losses on interest rate swaps and warrants, net.

Occidental had the following outstanding interest rate swaps at September 30, 2019:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$125	September 2016 - 2046	October 2019	6.782%
$550	September 2016 - 2046	September 2020	6.418%
$125	September 2016 - 2046	September 2022	6.835%
$100	September 2017 - 2047	September 2020	6.891%
$250	September 2017 - 2047	September 2021	6.570%
$450	September 2017 - 2047	September 2023	6.445%

Depending on market conditions, liability-management actions or other factors, Occidental may enter into offsetting interest rate swap positions or settle or amend certain or all of the currently outstanding interest rate swaps.

Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest rate derivative obligations, the interest rate derivatives in Occidental's portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization or cash payments for amendments related to these extended interest rate derivatives are classified as cash flows from financing activities. Net cash payments related to settlements and amendments of interest rate swap agreements were $43 million during the period from August 8, 2019, through September 30, 2019. Subsequent to September 30, 2019, Occidental settled interest rate swaps that had a mandatory termination date of October 11, 2019, and a notional value of $125 million.

WES Interest Rate Swaps
In the Merger, Occidental also acquired interest rate swap contracts held by WES. WES exchanged a floating interest rate indexed to the three-month LIBOR for a fixed interest rate. Net gains and losses associated with these interest rate derivative instruments are recognized currently in losses on interest rate swaps and warrants, net. The following interest rate swaps were outstanding at September 30, 2019:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$375	December 2019 - 2024	December 2019	2.662%
$375	December 2019 - 2029	December 2019	2.802%
$375	December 2019 - 2049	December 2019	2.885%

Depending on market conditions, liability-management actions, or other factors, WES may settle or amend certain or all of the currently outstanding interest rate swaps.
Marketing Derivatives
Occidental's marketing derivative instruments not designated as hedges are physical and financial forward contracts which typically settle within three months. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. These instruments settle at a weighted-average contract price of $58.39 per barrel and $2.22 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively, at September 30, 2019. The weighted-average contract price was $58.81 per barrel and $3.18 per Mcf for crude oil and natural gas, respectively, at December 31, 2018. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.

The following table summarizes net long/(short) volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments as of September 30, 2019, and December 31, 2018.

	2019	2018

Crude Oil Commodity Contracts
Volume (MMBL)	36	61
Natural Gas Commodity Contracts
Volume (Bcf)	(128)	(142)

The Warrant
The Warrant issued with the Preferred Stock in connection with the Merger is exercisable at the holder's option, in whole or in part, until the first anniversary of the date on which no shares of Preferred Stock remain outstanding at which point the Warrant expires. The holder of the Warrant may require net cash settlement if certain shareholder and regulatory approvals to issue Occidental common stock are not obtained on a timely basis. The initial fair value of the Warrant, $188 million, was measured at the date of the Merger using the Black Scholes option model. The following inputs were used in the Black Scholes option model; the expected life is based on the estimated term of the Warrant, the volatility factor is based on historical volatilities of Occidental common stock, and the call option price for Occidental common stock at $62.50. The fair value of the Warrant is remeasured each reporting period based on changes in the inputs above.

Derivatives Designated as Hedging Instruments
Net gains and losses attributable to derivative instruments subject to cash flow hedge accounting reside in accumulated other comprehensive loss and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings.

Cash Flow Hedges
Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of September 30, 2019, Occidental had approximately 5 billion cubic feet (Bcf) of natural gas held in storage, and had cash flow hedges for the forecast sales, to be settled by physical delivery, of approximately 3 Bcf of stored natural gas. As of December 31, 2018, Occidental had approximately 5 Bcf of natural gas held in storage, and had cash flow hedges for the forecasted sales, to be settled by physical delivery, of approximately 4 Bcf of stored natural gas. The fair value of the cash flow hedges associated with stored natural gas was immaterial at September 30, 2019 and December 31, 2018. The ineffective portion recognized through earnings was immaterial for the nine months ended September 30, 2019, and the year ended December 31, 2018.

In June 2019, in anticipation of issuing debt in the third quarter to partially finance the cash portion of the Merger consideration, Occidental entered into a series of U.S. treasury locks which were designated as cash flow hedges. In August 2019, the U.S. treasury locks were unwound with the issuance of the $13.0 billion new senior unsecured notes, and the resulting after-tax accumulated other comprehensive loss of $125 million will be amortized to interest expense over the life of the underlying senior notes.

Fair Value of Derivatives
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts, including when the derivatives are subject to master netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets.

Balance Sheet Classification	Fair-Value Measurements Using			Netting (a)	Total Fair Value
millions	Level 1	Level 2	Level 3

September 30, 2019
Oil Collars and Calls
Other current assets	$—	$217	$—	$(4)	$213
Accrued liabilities	—	3	—	(3)	—
Deferred credits and other liabilities - other	—	97	—	—	97
Marketing Derivatives
Other current assets	838	97	—	(861)	74
Long-term receivables and other assets, net	70	12	—	(70)	12
Accrued liabilities	827	45	—	(861)	11
Deferred credits and other liabilities - other	71	1	—	(70)	2
Interest Rate Swaps (excluding WES)
Other current assets	—	14	—	—	14
Long-term receivables and other assets, net	—	13	—	—	13
Accrued liabilities	—	882	—	—	882
Deferred credits and other liabilities - other	—	879	—	—	879
WES Interest Rate Swaps
Accrued liabilities	—	171	—	—	171
Warrant
Deferred credits and other liabilities - other	—	168	—	—	168

December 31, 2018
Marketing Derivatives
Other current assets	$2,531	$110	$—	$(2,392)	$249
Long-term receivables and other assets, net	5	9	—	(6)	8
Accrued liabilities	2,357	101	—	(2,392)	66
Deferred credits and other liabilities - other	6	2	—	(6)	2

(a)	These amounts do not include collateral.

As of September 30, 2019, $359 million of collateral has been netted against derivative liabilities related to interest rate swaps. Occidental had $36 million of initial margin deposited with brokers as of September 30, 2019, related to marketing derivatives. As of December 31, 2018, $45 million collateral received has been netted against derivative assets, and collateral posted of $1 million has been netted against derivative liabilities. Occidental had $178 million of initial margin deposited with brokers as of December 31, 2018. Initial margin is included in other current assets in the Consolidated Condensed Balance Sheets and has not been reflected in these derivative fair-value tables.

Gains and Losses on Derivatives
The following table presents the effect of Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

Income Statement Classification	Three months ended September 30		Nine months ended September 30
millions	2019	2018	2019	2018

Oil Collars and Calls
Net sales	$75	$—	$75	$—
Marketing Derivatives
Net sales	91	36	(119)	8
Interest Rate Swaps (Excluding WES)
Losses on interest rate swaps and warrants, net	(45)	—	(45)	—
Interest Rate Swaps (WES)
Losses on interest rate swaps and warrants, net	(8)	—	(8)	—
Warrants
Gains on interest rate swaps and warrants, net	20	—	20	—

Credit Risk
Occidental's counterparty credit risk related to the physical delivery of energy commodities results from its customers' potential inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Occidental also enters into future contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.

Certain over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed at September 30, 2019 was $1.6 billion (net of $0.3 billion collateral), primarily related to acquired interest-rate swaps, and $68 million (net of $1 million of collateral) existed at December 31, 2018.

Note 8 - Fair-Value Measurements

Occidental has categorized its assets and liabilities that are measured at fair value in a three-level fair-value hierarchy, based on the inputs to the valuation techniques: Level 1 — using quoted prices in active markets for the assets or liabilities; Level 2 — using observable inputs other than quoted prices for the assets or liabilities; and Level 3 — using unobservable inputs. Transfers between levels, if any, are recognized at the end of each reporting period.

Fair Values — Recurring
In January 2012, Occidental entered into a long-term contract to purchase CO2. This contract contains a price adjustment clause that is linked to changes in NYMEX crude oil prices. Occidental determined that the portion of this contract linked to NYMEX oil prices is not clearly and closely related to the host contract, and Occidental therefore bifurcated this embedded pricing feature from its host contract and accounts for it at fair value in the Consolidated Condensed Financial Statements.
The following tables provide fair-value measurement information for embedded derivatives that are measured on a recurring basis:

millions	Fair-Value Measurements Using
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
As of September 30, 2019
Accrued liabilities	$—	$54	$—	$—	$54
Deferred credits and other liabilities - other	—	73	—	—	73

As of December 31, 2018
Accrued liabilities	$—	$66	$—	$—	$66
Deferred credits and other liabilities - other	—	116	—	—	116

Fair-Values — Nonrecurring
During the nine months ended September 30, 2019, Occidental measured assets and liabilities at merger-date fair value on a nonrecurring basis related to the Merger. See Note 3 - The Merger for more detail.

During the three and nine months ended September 30, 2019, Occidental's Oil and Gas segment recognized pre-tax impairment and related charges of $285 million related to domestic undeveloped leases that were set to expire in the near term, where Occidental had no plans to pursue exploration activities, and $40 million related to Occidental's mutually agreed early termination of its Qatar Idd El Shargi South Dome (ISSD) contract.

During 2018, Occidental recognized pre-tax impairment and related charges of $416 million primarily related to Idd El Shargi North Dome (ISND) and ISSD proved properties and inventory. The fair value of the proved properties was measured based on the income approach, which incorporated a number of assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on forward price curves, estimates of oil and gas reserves, estimates of future expected operating and capital costs and a risk-adjusted discount rate of 10 percent. These inputs are categorized as Level 3 in the fair-value hierarchy.

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

The estimated fair value of Occidental’s debt as of September 30, 2019, was $47.8 billion, which included $7.6 billion in debt related to WES. The majority of Occidental's debt is classified as Level 1, with $12.5 billion classified as Level 2. At December 31, 2018, the estimated fair value of Occidental's debt was $10.3 billion.

Note 9 - Long-Term Debt

Long-term debt consisted of the following:

millions	Balance at September 30, 2019
Occidental
4.850% senior notes due 2021	$677
2.600% senior notes due 2021	1,500
4.100% senior notes due 2021	1,249
Variable rate bonds due 2021 (3.137% as of September 30, 2019)	500
Variable rate bonds due 2021 (3.437% as of September 30, 2019)	500
2-year variable rate Term Loan due 2021 (3.417% as of September 30, 2019)	3,966
2.700% senior notes due 2022	2,000
3.125% senior notes due 2022	814
2.600% senior notes due 2022	400
Variable rate bonds due 2022 (3.637% as of September 30, 2019)	1,500
2.700% senior notes due 2023	1,191
8.750% medium-term notes due 2023	22
2.900% senior notes due 2024	3,000
6.950% senior notes due 2024	650
3.450% senior notes due 2024	248
3.500% senior notes due 2025	750
5.550% senior notes due 2026	1,100
3.200% senior notes due 2026	1,000
3.400% senior notes due 2026	1,150
7.500% debentures due 2026	112
3.000% senior notes due 2027	750
7.125% debentures due 2027	150
7.000% debentures due 2027	48
6.625% debentures due 2028	14
7.150% debentures due 2028	235
7.200% senior debentures due 2028	82
7.200% debentures due 2029	135
7.950% debentures due 2029	116
8.450% senior debentures due 2029	116
3.500 senior notes due 2029	1,500
Variable rate bonds due 2030 (1.785% as of September 30, 2019)	68
7.500% senior notes due 2031	900
7.875% senior notes due 2031	500
6.450% senior notes due 2036	1,750
Zero Coupon senior notes due 2036	2,271
4.300% senior notes due 2039	750
7.950% senior notes due 2039	325
6.200% senior notes due 2040	750
4.500% senior notes due 2044	625
4.625% senior notes due 2045	750
6.600% senior notes due 2046	1,100
4.400% senior notes due 2046	1,200
4.100% senior notes due 2047	750
4.200% senior notes due 2048	1,000
4.400% senior notes due 2049	750
7.730% debentures due 2096	60
7.500% debentures due 2096	78
7.250% debentures due 2096	49
Total borrowings at face value (a)	39,151
Adjustments to book value:
Unamortized premium, net	859
Debt issuance costs	(133)
Long-term finance leases	69
Long-term Debt, net - Occidental	$39,946
(a) Total borrowings at face value also includes a $310 thousand 7.25% senior note due 2025

millions	Balance at September 30, 2019
WES
5.375% senior notes due 2021	$500
4.000% senior notes due 2022	670
3.950% senior notes due 2025	500
4.650% senior notes due 2026	500
4.500% senior notes due 2028	400
4.750% senior notes due 2028	400
5.450% senior notes due 2044	600
5.300% senior notes due 2048	700
5.500% senior notes due 2048	350
WES Term Loan Facility (3.420% as of September 30, 2019)	3,000
WES revolving credit facility (3.340% as of September 30,2019)	160
Total borrowings at face value	$7,780
Adjustments to book value:
Unamortized discount net	(135)
Debt issuance costs	(8)
Long-term Debt, net - WES	$7,637

Occidental Consolidated
Total borrowings at face value	$46,931

Adjustments to book value:
Unamortized premium, net	724
Debt issuance costs	(141)
Long-term finance leases	69
Total Occidental Consolidated Long-term Debt	$47,583

millions	Balance at December 31, 2018
Occidental
9.250% senior debentures due 2019	$116
4.100% senior notes due 2021	1,249
3.125% senior notes due 2022	813
2.600% senior notes due 2022	400
2.700% senior notes due 2023	1,191
8.750% medium-term notes due 2023	22
3.500% senior notes due 2025	750
3.400% senior notes due 2026	1,150
3.000% senior notes due 2027	750
7.200% senior debentures due 2028	82
8.450% senior debentures due 2029	116
4.625% senior notes due 2045	750
4.400% senior notes due 2046	1,200
4.100% senior notes due 2047	750
4.200% senior notes due 2048	1,000
Variable rate bonds due 2030 (1.9% as of December 31, 2018)	68
10,407
Adjustments to book value:
Unamortized discount, net	(36)
Debt issuance costs	(54)
Current maturities	(116)
Total Occidental Consolidated Long-term Debt	$10,201

Debt Issued
On August 8, 2019, Occidental issued $13.0 billion of new senior unsecured notes, consisting of both floating and fixed rate debt. Occidental also borrowed under the Term Loans, which consist of: (1) a 364-day senior unsecured variable-rate term loan tranche of $4.4 billion and (2) a two-year senior unsecured variable-rate term loan tranche of $4.4 billion. In total, the $21.8 billion in debt issued was used to finance part of the cash portion of the purchase price for the Merger.

Debt Assumed as Part of the Merger
In the Merger, Occidental assumed Anadarko and WES debt with an outstanding principal balance of $11.9 billion and $4.6 billion, respectively. In addition, WES had borrowings of $2.9 billion under an RCF and term loan facilities at the Merger date. Debt assumed from Anadarko and WES was recorded at fair value at the Merger date, refer to Note 3 - The Merger. In September 2019, Occidental completed its offers to exchange the Anadarko senior notes and debentures assumed as part of the Merger for notes of a corresponding series issued by Occidental and cash, and related solicitation of consents. Of the approximately $11.9 billion in aggregate principal amount of Anadarko senior notes and debentures offered in the exchange, 97 percent, or approximately $11.5 billion, were tendered and accepted in the exchange offers. The portion not exchanged, approximately $400 million, remains outstanding with the original terms.

Debt Repayment
In September 2019, Occidental paid down $4.8 billion on the Term Loans, primarily using proceeds from the sales of both the Anadarko Mozambique LNG asset and Occidental's equity investment in Plains.

WES Debt
Debt related to WES included $4.6 billion in senior unsecured notes, $3.0 billion under the WES Term Loan Facility due December 2020, and $160 million drawn against the WES RCF at September 30, 2019. The WES Term Loan Facility has a maturity date of December 31, 2020 and requires that net cash proceeds received from future asset sales and debt or equity offerings must be used to repay amounts outstanding under the facility, with a $1.0 billion exclusion for debt offering proceeds. The WES RCF has a maturity date of February 2024 and a borrowing capacity of $2.0 billion. In September 2019, WES borrowed $1.0 billion under the WES Term Loan Facility and used the funds to repay borrowings under the WES RCF.

Revolving Credit Facility
On June 3, 2019, Occidental entered into an amendment to its existing $3.0 billion revolving credit facility (Occidental RCF) pursuant to which, among other things, the commitments under the Occidental RCF were increased to $5.0 billion at the closing of the Merger. Borrowings under the Occidental RCF bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental's senior debt ratings. The facility has similar terms to other debt agreements and does not contain material adverse change clauses or debt-ratings triggers that could restrict Occidental's ability to borrow, or that would permit lenders to terminate their commitments or accelerate debt repayment. The facility provides for the termination of loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur. Occidental has not drawn down any amounts under the Occidental RCF.

Zero Coupon Notes Due 2036
The Zero Coupon senior notes due 2036 (Zero Coupons) have an aggregate principal amount due at maturity of approximately $2.3 billion, reflecting an accretion rate of 5.24%. The Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons were put to Occidental in October 2019. The Zero Coupons can next be put to Occidental in October 2020, which, if put in whole, would be $992 million at such date. Occidental has the ability and intent to refinance these obligations using long-term debt should a put be exercised.

Note 10 - Lease Commitments

On January 1, 2019, Occidental adopted ASC 842 using the modified retrospective approach, which provided a method for recording existing leases at adoption and did not require restatement of prior year amounts and disclosures, which continue to be reflected in accordance with ASC 840. Occidental elected certain practical expedients as follows:

•	Leases that commenced before the effective date carried forward their historical lease classification.

•	Existing or expired land easements as of December 31, 2018, were not reassessed to determine whether or not they contained a lease.

•
Leases with a lease term of 12 months or less from lease commencement date are considered short-term leases and not recorded on the Consolidated Condensed Balance Sheet; however, the lease expenditures recognized are captured and reported as incurred.

•
For asset classes, except long-term drilling rigs, Occidental elected to account for the lease and non-lease components as a single lease component as the non-lease portions were not significant to separate in determining the lease liability. For long-term drilling rig contracts, Occidental bifurcated the lease and non-lease components using relative fair value as a stand-alone selling price between the asset rental and the services obtained.

ASC 842 requires lessees to recognize a ROU asset and lease liability for all long-term leases. A ROU asset represents Occidental’s right to use an underlying asset for the lease term and the associated lease liability represents the discounted obligation of future minimum lease payments. Occidental identifies leases through its accounts payable and contract monitoring process. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The ROU assets include the discounted obligation in addition to any upfront payments or costs incurred during the contract execution of the lease and amortized on a straight-line basis over the course of the lease term. Except for leases with explicitly defined contract terms, Occidental utilizes judgment to assess likelihood of renewals, terminations and purchase options, in order to determine the lease term. Occidental uses the incremental borrowing rate at commencement date to determine the present value of lease payments. The incremental borrowing rate equates to the rate of interest that Occidental would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain leases include variable lease payments which are over and above the minimum lease liability used to derive the ROU asset and lease liability and are based on the underlying asset’s operations. These variable lease costs are reported in the lease cost classification table.

Recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The criteria for distinguishing between finance and operating leases are substantially similar to the criteria under ASC 840. For Occidental operations, adoption of ASC 842 resulted in recording of net lease assets and lease liabilities of $772 million as of January 1, 2019. There was no material impact to net income, cash flows, or stockholders’ equity.

Merger Impact
ASC 805 Business Combinations requires lease-related assets and liabilities acquired to be measured as if the lease were new at the merger date. Occidental measured the Anadarko legacy lease agreements using an updated incremental borrowing rate curve. This resulted in legacy Anadarko assets and liabilities of $498 million and $574 million, respectively, excluding the Africa Assets at the Merger date. These agreements are still under further review for above-or below-market impacts.

The following table reconciles the undiscounted cash flows related to the operating and finance lease liabilities assumed in the Merger and recorded on the Consolidated Condensed Balance Sheet at the Merger date:

millions	Operating Leases	Finance Leases	Total
Remainder of 2019	$90	$7	$97
2020	172	25	197
2021	64	15	79
2022	42	12	54
2023	28	7	35
Thereafter	136	42	178
Total lease payments	532	108	640
Less: Interest	(44)	(22)	(66)
Total lease liabilities	$488	$86	$574

Additionally, Occidental has elected short-term lease treatment for those acquired lease contracts which, at the Merger date, have a remaining lease term of 12 months or less. For the leases acquired through the Merger, Occidental will retain the previous lease classification.

Nature of Leases
Occidental’s operating lease agreements include leases for oil and gas exploration and development equipment, including offshore and onshore drilling rigs of $186 million, compressors of $174 million and other field equipment of $97 million, which are recorded gross on the Consolidated Condensed Balance Sheet and in the lease cost disclosures below. Contract expiration terms generally range from two to seven years. Further, actual expenditures are netted against joint-interest recoveries on the income statement through the normal joint-interest billing process. Occidental’s leases also include pipelines, rail cars, storage facilities, easements and real estate of $682 million, which typically are not associated with joint-interest recoveries. Real estate leases have contract expiration terms ranging from 1 to 16 years.

Occidental’s finance lease agreements include leases for oil and gas exploration and development equipment, as well as real estate offices, compressors, and field equipment of approximately $100 million.

The following table presents lease balances and their location on the Consolidated Condensed Balance Sheet at September 30, 2019:

millions	Balance sheet location	2019
Assets:
Operating	Operating lease assets	$1,078
Finance	Property, plant and equipment	97
Total lease assets		$1,175

Liabilities:
Current
Operating	Current operating lease liabilities	$463
Finance	Current maturities of long-term debt	31
Non-current
Operating	Deferred credits and other liabilities - Operating lease liabilities	676
Finance	Long-term debt, net - Occidental	69
Total lease liabilities		$1,239

At September 30, 2019, Occidental's leases expire based on the following schedule:

	Operating	Finance
millions	Leases (a)	Leases (b)	Total
Remainder of 2019	$119	$8	$127
2020	390	38	428
2021	197	15	212
2022	129	12	141
2023	94	7	101
Thereafter	311	42	353
Total lease payments	1,240	122	1,362
Less: Interest	(101)	(22)	(123)
Total lease liabilities	$1,139	$100	$1,239
(a) The weighted-average remaining lease term is 5.3 years and the weighted-average discount rate is 2.79%.
(b) The weighted-average remaining lease term is 6.4 years and the weighted-average discount rate is 4.92%.

At December 31, 2018, future undiscounted net minimum fixed lease payments for non-cancellable operating leases, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows:

Operating
millions	Leases
2019	$186
2020	147
2021	96
2022	68
2023	49
Thereafter	158
Total minimum lease payments(a)	$704
(a) The amount represents the future undiscounted cash flows at December 31, 2018, excluding any amount associated with the Merger.

The following tables present Occidental's total lease cost and classifications, as well as cash paid for amounts included in the measurement of operating and finance lease liabilities.

Lease cost classification(a)	Three months ended September 30, 2019	Nine months ended September 30, 2019
millions
Operating lease costs(b)
Property, plant and equipment, net	$139	$321
Cost of sales	133	271
Selling, general and administrative expenses	26	61
Finance lease cost
Amortization of ROU assets	5	11
Interest on lease liabilities	1	1
	$304	$665
(a) Amounts reflected are gross before joint-interest recoveries.
(b) Includes short-term lease cost of $139 million and $295 million for the three and nine months ended September 30, 2019, respectively, and variable lease cost of $55 million and $115 million for the three and nine months ended September 30, 2019, respectively.

millions	Nine months ended September 30, 2019
Operating cash flows	$162
Investing cash flows	83
Financing cash flows	11

Note 11 - Lawsuits, Claims, Commitments and Contingencies

Legal Matters
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar federal, state, local and foreign environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction.

In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. In Note 12 - Environmental Liabilities and Expenditures, Occidental has disclosed its reserve balances for environmental remediation matters that satisfy this criteria. Reserve balances for matters, other than environmental remediation, that satisfy this criteria as of September 30, 2019, and December 31, 2018, were not material to Occidental’s Consolidated Condensed Balance Sheets.

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

On May 30, 2019, a complaint was filed in the Court of Chancery of the State of Delaware by purported Occidental stockholders High River Limited Partnership, Icahn Partners Master Fund LP and Icahn Partners LP (the “Icahn Complainants”), captioned High River Ltd. P’ship v. Occidental Petroleum Corp., C.A. No. 2019-0403-JRS, seeking inspection of Occidental’s books and records pursuant to Section 220 of the Delaware General Corporation Law. In the complaint, the Icahn Complainants noted that they had accumulated over $1.6 billion of Occidental Common Stock. On June 14, 2019, Occidental filed an answer to the complaint in the Court of Chancery of the State of Delaware. A trial was held on September 20, 2019, and the parties are awaiting a ruling.

The ultimate outcome and impact of outstanding lawsuits, claims and proceedings on Occidental cannot be predicted. Management believes that the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on Occidental's Consolidated Condensed Balance Sheets. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected. Occidental’s estimates are based on information known about the legal matters and its experience in contesting, litigating and settling similar matters. Occidental reassesses the probability and estimability of contingent losses as new information becomes available.

Tax Matters
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. With the Merger, Occidental maintains two separate federal consolidated groups. For the legacy Occidental group, taxable years through 2016 for United States federal income tax purposes have been audited by the United States Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Taxable years through 2009 have been audited for state income tax purposes. While a single foreign tax jurisdiction is open for 2002 and subsequent years, all other significant audit matters in foreign jurisdictions have been resolved through 2010.

For Anadarko, taxable years through 2016 for United States federal and state income tax purposes have been audited by the IRS and respective state taxing authorities. While the local country audit of a single foreign tax jurisdiction is open for tax years 2011 through 2013, there are no outstanding significant audit matters in foreign jurisdictions. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.

The tax deduction for the Tronox Adversary Proceeding (Tronox) settlement payment contributed to a net operating loss reported on Anadarko’s 2015 federal income tax return that was subsequently carried back to previous years and resulted in a tentative cash refund of $881 million of prior taxes paid, which was received in 2016. While Occidental believes it is entitled to this refund, in accordance with ASC 740's guidance on the accounting for uncertain tax positions, as of September 30, 2019, Occidental has recorded no tax benefit on the tentative cash tax refund of prior federal taxes paid of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no tax expense recorded for financial statement purposes other than future interest. However, in that event Occidental would be required to repay approximately $917 million ($898 million federal and $19 million in state taxes) plus accrued interest of approximately $171 million.

Indemnities to Third Parties
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2019, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

Purchase Obligations and Commitments
Occidental, its subsidiaries, or both, have entered into agreements providing for future payments to secure terminal and pipeline capacity, drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities.

As of September 30, 2019, there were no material changes to Occidental's legacy purchase obligations since disclosure in the 2018 Form 10-K. In the Merger, Occidental assumed purchase obligations of approximately $5.2 billion, which included approximately $315 million, $1.0 billion, $907 million, $735 million, $589 million and $1.6 billion that will be paid for the remainder of 2019, 2020, 2021, 2022, 2023, and 2024 and thereafter, respectively. These amounts were discounted at 3.88%. These purchase obligations are related to long-term and work-related commitments for drilling wells, obtaining and processing seismic data, and fulfilling rig commitments, as well as various processing, transportation, storage, and purchase agreements to access markets and provide flexibility to sell its oil, natural gas, and NGL in certain areas.

Note 12 - Environmental Liabilities and Expenditures

Occidental’s operations are subject to stringent federal, state, local, and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including the CERCLA and similar federal, state, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

As of September 30, 2019, Occidental participated in or monitored remedial activities or proceedings at 185 sites. The following table presents Occidental’s current and non-current environmental remediation reserves as of September 30, 2019. The current portion, $149 million, is included in accrued liabilities and the non-current portion, $905 million, in deferred credits and other liabilities - environmental remediation reserves. The reserves are grouped as environmental remediation sites listed or proposed for listing by the United States Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) sites and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites. Occidental continues to evaluate environmental liabilities assumed through the Merger with an initial determination that it will participate in or monitor remedial activities or proceedings at 42 sites. The underlying reserve balance for the environmental sites assumed through the Merger will change as more site-specific information and clean-up measures becomes available.

	Number of Sites	Reserve Balance (millions)

NPL sites	34	$452
Third-party sites	66	223
Occidental-operated sites	14	110
Closed or non-operated Occidental sites	29	127
Environmental sites assumed from the Merger	42	142
Total	185	$1,054

As of September 30, 2019, Occidental’s environmental reserves exceeded $10 million each at 19 of the 185 sites described above, and 112 of the sites had reserves from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 40 percent of the environmental reserves at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.2 billion. Other than the sites assumed through the Merger, the status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2018.

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

Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and remediation called for in the AOC and the ROD, as well as for certain other Maxus-indemnified sites. Occidental's accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC, the ROD, and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2018, Occidental filed a complaint under CERCLA in Federal District Court in the State of New Jersey against numerous potentially responsible parties for reimbursement of amounts incurred or to be incurred to comply with the AOC, the ROD, or to perform other remediation activities at the Site.

In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation (Plan) to liquidate Maxus and create a trust to pursue claims against YPF, Repsol, and others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan became final and the trust became effective. Among other responsibilities, the trust will pursue claims against YPF, Repsol and others and distribute assets to Maxus' creditors in accordance with the trust agreement and Plan. In June 2018, the trust filed its complaint against YPF and Repsol in Delaware bankruptcy court asserting claims based upon, among other things, fraudulent transfer and alter ego. On February 15, 2019, the bankruptcy court denied Repsol's and YPF's motions to dismiss the complaint.

Note 13 - Retirement and Postretirement Benefit Plans

Occidental has various defined benefit pension plans for certain domestic union, non-union hourly and foreign national employees. In addition, Occidental also provides medical and other benefits for certain active, retired and disabled employees and their eligible dependents.

In conjunction with the Merger, Occidental acquired certain Anadarko contributory and non-contributory defined benefit pension plans, which include both qualified and supplemental plans, and plans that provide health care and life insurance benefits for certain retired employees. The Anadarko pension and postretirement obligations were remeasured as of the Merger date. The disclosures below exclude the Africa Assets classified as held for sale as of September 30, 2019.

The remeasurement resulted in an increase to the benefit obligation of $193 million. Accumulated other comprehensive income balances of $390 million were eliminated in purchase price accounting.

Net periodic benefit costs related to pension benefits included a curtailment gain of $34 million and a $10 million cost of special termination benefits for both the three and nine months ended September 30, 2019. The curtailment gain and cost of special termination benefits for 2019 relate to the separation program initiated in conjunction with the Merger. Excluding these items, net periodic benefit costs related to pension benefits were $15 million and $19 million for the three and nine months ended September 30, 2019, respectively, compared to $2 million and $4 million for the same periods in 2018.

Net periodic benefit costs related to postretirement benefits were $19 million and $48 million for the three and nine months ended September 30, 2019, respectively, compared to $15 million and $55 million for the same periods in 2018.

Occidental contributed approximately $7 million and $2 million in the three months ended September 30, 2019, and 2018, respectively, and approximately $8 million and $4 million in the nine months ended September 30, 2019, and 2018, respectively, to its defined benefit plans.

Note 14 - Stockholders' Equity

The following table is a summary of common stock issuances:

shares in thousands	Common Stock
Balance at December 31, 2018	895,116
Issued in the ordinary course	2,394
Issued as part of the Merger (a)	146,131
Balance at September 30, 2019	1,043,641
(a) Includes approximately 2 million shares of common stock issued to a benefits trust for former Anadarko employees treated as treasury stock at September 30, 2019.

Occidental has authorized 50 million shares of preferred stock with a par value of $1.00 per share. On August 8, 2019, in connection with the Merger, Occidental issued 100,000 shares of a new series A preferred stock (the Preferred Stock), having a face value of $100,000 per share. Dividends on the Preferred Stock will accrue on the face value at a rate per annum of 8 percent, but will be paid only when, as, and if declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9 percent. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9 percent per annum. On October 15, 2019, Occidental paid approximately $149 million in Preferred Stock dividends. At September 30, 2019, Occidental had 100,000 shares of preferred stock issued and outstanding, and none were outstanding at December 31, 2018.

The following table presents the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three months ended September 30		Nine months ended September 30
millions except per-share amounts	2019	2018	2019	2018

Net income (loss) attributable to common stockholders	$(912)	$1,869	$354	$3,425
Less: Net income allocated to participating securities	—	8	1	16
Net income (loss), net of participating securities	$(912)	$1,861	$353	$3,409

Weighted average number of basic shares	845.7	761.7	781.1	764.3

Net income (loss) attributable to common stockholders per share—basic	$(1.08)	$2.44	$0.45	$4.46

Net income (loss), net of participating securities	$(912)	$1,861	$353	$3,409

Weighted average number of basic shares	845.7	761.7	781.1	764.3
Dilutive securities	—	1.6	1.1	1.5
Total diluted weighted-average common shares	845.7	763.3	782.2	765.8

Net income (loss) attributable to common stockholders per share—diluted	$(1.08)	$2.44	$0.45	$4.45

Accumulated other comprehensive loss consisted of the following after-tax amounts:

millions	Gains and (losses) on derivatives	Pension and postretirement benefit plans	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$5	$(170)	$(7)	$(172)
Other comprehensive loss, before reclassifications	(130)	(30)	—	(160)
Balance at September 30, 2019	$(125)	$(200)	$(7)	$(332)

Note 15 - Industry Segments

Occidental conducts its operations through four segments: (1) Oil and Gas; (2) Chemical; (3) Marketing and Other Midstream; and (4) WES Midstream.

Income taxes, interest income, interest expense, environmental remediation expenses, Anadarko merger-related costs and unallocated corporate expenses are included under Corporate and Eliminations. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions. The following tables present Occidental’s industry segments:

millions	Oil and Gas	Chemical	Marketing and Other Midstream	WES Midstream (a)	Corporate and Eliminations		Total
Three months ended September 30, 2019
Net sales	$3,821	$1,071	$780	$383	$(368)		$5,687
Income (loss) from continuing operations before income taxes	$221	$207	$266	$134	$(1,449)	(b)	$(621)
Income tax expense	—	—	—	—	(116)		(116)
Income (loss) from continuing operations	$221	$207	$266	$134	$(1,565)		$(737)

Three months ended September 30, 2018
Net sales	$2,889	$1,185	$1,367	$—	$(225)		$5,216
Income (loss) from continuing operations before income taxes	$767	$321	$1,698	$—	$(207)		$2,579
Income tax expense	—	—	—	—	(710)		(710)
Income (loss) from continuing operations	$767	$321	$1,698	$—	$(917)		$1,869

Nine months ended September 30, 2019
Net sales	$8,890	$3,128	$2,505	$383	$(795)		$14,111
Income (loss) from continuing operations before income taxes	$1,431	$680	$876	$134	$(1,945)	(b)	$1,176
Income tax expense	—	—	—		(647)		(647)
Income (loss) from continuing operations	$1,431	$680	$876	$134	$(2,592)		$529

Nine months ended September 30, 2018
Net sales	$7,874	$3,515	$2,359	$—	$(686)		$13,062
Income (loss) from continuing operations before income taxes	$2,297	$936	$2,127	$—	$(584)		$4,776
Income tax expense	—	—	—		(1,351)		(1,351)
Income (loss) from continuing operations	$2,297	$936	$2,127	$—	$(1,935)		$3,425

(a) The WES Midstream segment results represent the period from August 8, 2019, the Merger date, through September 30, 2019.
(b) The three months ended September 30, 2019 includes merger-related costs of $924 million and amortized debt financing fees of $65 million. The nine months ended September 30, 2019 includes merger-related costs of $974 million and amortized debt financing fees of $122 million.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, and they include, but are not limited to: any projections of earnings, revenue or other financial items or future financial position or sources of financing; any statements of the plans, strategies and objectives of management for future operations or business strategy; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes are generally indicative of forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Although Occidental believes that the expectations reflected in any of our forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: the extent to which Occidental is able to successfully integrate Anadarko Petroleum Corporation (Anadarko), manage expanded operations, including Western Midstream Partners, LP (WES), and realize the anticipated benefits of combining Occidental and Anadarko; Occidental's ability to successfully complete the sale of the remaining assets, liabilities, businesses and operations of the Africa assets to Total S.A. (Total); global commodity pricing fluctuations; supply and demand considerations for Occidental’s products; higher-than-expected costs; the regulatory approval environment; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; uncertainties about the estimated quantities of oil and natural gas reserves; lower-than-expected production from development projects or acquisitions; exploration risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver our oil and natural gas and other processing and transportation considerations; general economic slowdowns domestically or internationally; difficult and adverse conditions in the domestic and global capital and credit markets; the impact of potential changes in Occidental's credit ratings; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; political conditions and events; liability under environmental regulations, including remedial actions; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber attacks or insurgent activity; failure of risk management; changes in law or regulations; reorganization or restructuring of Occidental’s operations; changes in tax rates; actions by third parties that are beyond Occidental's control; and the ability to generate cash to fund operations and repay indebtedness.

Additional information concerning these and other factors can be found in Occidental’s filings with the U.S. Securities and Exchange Commission, including Occidental’s Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K), Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The Merger
On August 8, 2019, Occidental acquired all of the outstanding shares of Anadarko Petroleum Corporation (Anadarko) through a transaction in which an indirect, wholly owned subsidiary of Occidental merged with and into Anadarko (the Merger). Occidental believes that the Merger will enhance Occidental’s Permian Basin leadership position and bolster its portfolio with additional free cash flow-generating assets; generate significant cost and capital synergies as well as capital spending efficiency; enhance its dividend growth strategy while maintaining balance sheet strength; permit Occidental to apply its proven technology and operational excellence to Anadarko’s asset portfolio; and create a global energy leader with enhanced scale and expertise to lead energy into a lower-carbon future.
In connection with the Merger, Occidental agreed to sell to Total all of Anadarko's assets, liabilities, businesses, and operations for Algeria, Ghana, Mozambique, and South Africa (collectively, the Africa Assets) for $8.8 billion, subject to certain purchase price adjustments. In August 2019, a purchase and sale agreement was executed for these assets. On September 27, 2019, Occidental completed the sale of Anadarko’s Mozambique LNG assets to Total for $4.2 billion. The assets and liabilities for Algeria, Ghana and South Africa, are presented as held for sale at September 30, 2019. The results of operations of the Africa Assets are presented as discontinued operations.
See Note 3 - The Merger, in the Notes to Consolidated Condensed Financial Statements in Part 1 Item 1 of this Form 10-Q, and Risk Factors in Part II Item 1A of this Form 10-Q for more information. Occidental's results of operations include the results of Anadarko from August 8, 2019 to September 30, 2019.
Consolidated Results of Operations
Occidental reported a loss from continuing operations of $737 million for the third quarter of 2019 on net sales of $5.7 billion, compared to income from continuing operations of $1.9 billion on net sales of $5.2 billion for the third quarter of 2018. Diluted earnings from continuing operations per share was a loss of $1.06 for the third quarter of 2019 compared to earnings of $2.44 for the third quarter of 2018.

Occidental reported income from continuing operations of $529 million for the nine months ended September 30, 2019 on net sales of $14.1 billion, compared to income from continuing operations of $3.4 billion on net sales of $13.1 billion for the nine months ended September 30, 2018. Diluted earnings from continuing operations per share was $0.47 for the nine months ended September 30, 2019, compared to $4.45 for the nine months ended September 30, 2018.

Excluding the impact of Anadarko merger-related costs, asset impairments, asset and equity investment sales gains, the decrease in income from continuing operations for the three and nine months ended September 30, 2019, compared to the same periods in 2018, is primarily related to lower crude oil prices, lower realized caustic soda prices and lower marketing margins, the effects of which were partially offset by higher crude oil production volumes acquired with the Merger and from legacy Occidental operations in the Permian Basin.

Selected Statements of Operations Items
Net sales increased for the three and nine months ended September 30, 2019, compared to the same period in 2018, primarily due to higher domestic crude oil volumes from the assets acquired through the Merger and from legacy Permian Resources operations. Increases in net sales were partially offset by lower crude oil prices and lower realized caustic soda prices in the Chemical segment.

Oil and gas operating expense and transportation expense increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to higher production costs for surface operations and maintenance due to increased production as a result of the Merger. Purchased commodities increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to higher third-party crude purchases related to the Marketing and Other Midstream segment. DD&A (depreciation, depletion and amortization) expense increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was primarily due to depreciation associated with assets acquired through the Merger.

Interest and debt expense, net, increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to the increase in debt issued to partially fund the Merger, as well as the debt assumed through the Merger.

The decrease in the provision for income taxes for the three and nine months ended September 30, 2019 compared to the same periods in 2018 reflects lower pre-tax income, which is offset by an increase in tax as a result of transaction-related costs for which Occidental received no tax benefit.

Segment Operations
Occidental conducts its operations through four segments: (1) Oil and Gas; (2) Chemical; (3) Marketing and Other Midstream; and (4) WES Midstream. The Oil and Gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGL) and natural gas. The Chemical segment mainly manufactures and markets basic chemicals and vinyls. The Marketing and Other Midstream segment purchases, markets, gathers, processes, transports and stores oil, condensate, NGL, natural gas, CO2 and power. Additionally, the Marketing and Other Midstream segment invests in entities that conduct similar activities. The WES Midstream segment owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties.

The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2019, and 2018:

	Three months ended September 30		Nine months ended September 30
millions	2019	2018	2019	2018
Net sales (a)
Oil and Gas	$3,821	$2,889	$8,890	$7,874
Chemical	1,071	1,185	3,128	3,515
Marketing and Other Midstream	780	1,367	2,505	2,359
WES Midstream (b)	383	—	383	—
Eliminations	(368)	(225)	(795)	(686)
	$5,687	$5,216	$14,111	$13,062
Income from continuing operations
Oil and Gas	$221	$767	$1,431	$2,297
Chemical	207	321	680	936
Marketing and Other Midstream	266	1,698	876	2,127
WES Midstream (b)	134	—	134	—
	$828	$2,786	$3,121	$5,360
Unallocated corporate items
Interest expense, net	(360)	(92)	(586)	(275)
Income tax expense	(116)	(710)	(647)	(1,351)
Other items, net (c)	(1,089)	(115)	(1,359)	(309)
Income (loss) from continuing operations	$(737)	$1,869	$529	$3,425
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) The WES Midstream segment results represent the period from August 8, 2019, the Merger date, through September 30, 2019.
(c) The three months ended September 30, 2019 includes merger-related costs of $924 million and amortized debt financing fees of $65 million. The nine months ended September 30, 2019 includes merger-related costs of $974 million and amortized debt financing fees of $122 million.

Items Affecting Comparability
The following table sets forth items affecting the comparability of Occidental's earnings that either arose in connection with the Merger or vary widely and unpredictably in nature, timing, and amount for the three and nine months ended September 30, 2019, and 2018:

	Three months ended September 30		Nine months ended September 30
millions	2019	2018	2019	2018

Oil and Gas
Asset impairments - domestic	$(285)	$—	$(285)	$—
Asset impairments - international	(40)	(196)	(40)	(196)
Oil collars gains	75	—	75	—
Total oil and gas	$(250)	$(196)	$(250)	$(196)

Marketing and Other Midstream
Asset and equity investment sales gains	$111	$902	$111	$902

Corporate
Anadarko merger-related costs	$(924)	$—	$(974)	$—
Bridge loan financing fees	(65)	—	(122)	—
Merger-related pension and other termination benefits	20	—	20	—
Gains (losses) on interest rate swaps and warrants, net	(33)	—	(33)	—
Total Corporate	$(1,002)	$—	$(1,109)	$—

Tax effect of items affecting comparability	151	(197)	164	(197)
Income from continuing operations	(990)	509	(1,084)	509
Discontinued operations	(15)	—	(15)	—
Total	$(1,005)	$509	$(1,099)	$509

Worldwide Effective Tax Rate
The following table sets forth the calculation of the worldwide effective tax rate:

	Three months ended September 30		Nine months ended September 30
millions, except percentages	2019	2018	2019	2018

Income (loss) from continuing operations before income taxes	$(621)	$2,579	$1,176	$4,776
Income tax (expense) benefit
Federal and state	181	(362)	69	(533)
Foreign	(297)	(348)	(716)	(818)
Total income tax expense	(116)	(710)	(647)	(1,351)
Income (loss) from continuing operations	$(737)	$1,869	$529	$3,425
Worldwide effective tax rate	(19)%	28%	55%	28%

The decrease in the provision for income taxes for the three and nine months ended September 30, 2019 compared to the same periods in 2018, reflects lower pre-tax income, which is offset by an increase in tax as a result of merger-related costs for which Occidental received no tax benefit.

Oil and Gas Segment
Oil and Gas segment earnings were $221 million and $1.4 billion for the three and nine months ended September 30, 2019, compared with segment earnings of $767 million and $2.3 billion for the same periods of 2018. The decrease in earnings primarily reflected lower realized crude oil, NGL and natural gas prices, partially offset by higher crude oil, NGL and natural gas sales volumes mostly due to added production from the Merger and increased production in the legacy Occidental Permian Resources business unit.

The following table sets forth the total sales volumes per day for oil, NGL, and natural gas:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Sales Volumes per Day
Oil (MBBL)
United States	486	256	351	241
Middle East	120	154	133	138
Latin America	35	31	33	31
NGL (MBBL)
United States	168	73	112	65
Middle East	33	34	33	30
Natural Gas (MMCF)
United States	1,085	332	633	315
Middle East	550	552	540	504
Latin America	8	6	7	6
Total Continuing Operations Volumes (MBOE) (a)	1,116	696	859	643
Discontinued Operations - Africa	41	—	14	—
Total Sales Volumes (MBOE) (a)	1,157	696	873	643
(a) Natural gas volumes have been converted to BOE based on energy content of six MCF of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalence.

Average daily sales volumes from continuing operations were 1,116 MBOE for the third quarter of 2019, compared to 696 MBOE for the third quarter of 2018. The increase in average daily sales volumes from continuing operations of 420 MBOE is primarily due to 377 MBOE in acquired production from the Merger including 163 MBOE in DJ Basin, 90 MBOE in the Gulf of Mexico, and 90 MBOE in the Delaware Basin as well as an increase of 75 MBOE, or 33 percent, in the legacy Occidental Permian Resources business unit as a result of increased drilling and well productivity.

Average daily sales volumes from continuing operations for the first nine months of 2019 were 859 MBOE compared to 643 MBOE for the same period in 2018. The increase in average daily sales volumes from continuing operations of 216 MBOE is primarily due to 127 MBOE in acquired production from the Merger including 55 MBOE in DJ Basin, 30 MBOE in the Gulf of Mexico and 30 MBOE in the Delaware Basin as well as an increase of 83 MBOE, or 41 percent, in the legacy Occidental Permian Resources business unit from increased drilling and well productivity, and Al Hosn, which increased by 11 MBOE, or 16 percent, due to the expansion of capacity and improved plant performance.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Average Realized Prices
Oil ($/BBL)
United States	$54.90	$56.36	$53.27	$59.38
Middle East	$62.17	$71.71	$62.86	$66.80
Latin America	$54.98	$69.94	$58.00	$64.90
Total Worldwide	$56.26	$62.67	$56.02	$62.29
NGL ($/BBL)
United States	$13.91	$31.82	$15.20	$29.38
Middle East	$20.22	$24.66	$21.33	$23.50
Total Worldwide	$14.96	$29.55	$16.62	$27.54
Natural Gas ($/MCF)
United States	$1.25	$1.58	$1.05	$1.70
Latin America	$7.05	$6.74	$7.14	$6.16
Total Worldwide	$1.38	$1.62	$1.33	$1.67

Average Index Prices
WTI oil ($/BBL)	$56.45	$69.50	$57.06	$66.75
Brent oil ($/BBL)	$62.01	$75.97	$64.74	$72.68
NYMEX gas ($/MCF)	$2.27	$2.88	$2.72	$2.83

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	100%	90%	98%	93%
Worldwide oil as a percentage of average Brent	91%	82%	87%	86%
Worldwide NGL as a percentage of average WTI	27%	43%	29%	41%
Domestic natural gas as a percentage of average NYMEX	55%	55%	39%	60%

Chemical Segment
Chemical segment earnings for the three months ended September 30, 2019, and 2018 were $207 million and $321 million, respectively. Compared to the third quarter of 2018, the third quarter of 2019 reflected a decline in realized caustic soda prices along with weaker vinyl margins, slightly offset by stronger export caustic soda demand. Chemical segment earnings for the nine months ended September 30, 2019, and 2018, were $680 million and $936 million, respectively. Compared to the same period in 2018, the nine months ended September 30, 2019, reflected lower realized caustic soda prices partially offset by favorable feedstock costs. The nine months earnings also reflected fees received under a pipeline easement agreement that was executed during the first quarter of 2019.

Marketing and Other Midstream Segment
Marketing and Other Midstream segment earnings were $266 million for the three months ended September 30, 2019, compared with earnings of $1.7 billion for the same period of 2018. Marketing and Other Midstream earnings were $876 million for the nine months ended September 30, 2019, compared with earnings of $2.1 billion for the same period of 2018. Earnings for the three and nine months ended September 30, 2018 included a $902 million gain from the sale of non-core domestic midstream assets. Excluding this gain on sale, the decrease in earnings was attributable to lower marketing margins due to decreased crude oil price spreads, lower NGL prices impacting gas processing and lower pipeline income due to the sale of non-core domestic midstream assets in the third quarter of 2018.

WES Midstream Segment
WES Midstream segment earnings from the Merger date to September 30, 2019 was $134 million and income attributable to noncontrolling interests was $42 million.

Liquidity and Capital Resources
At September 30, 2019, Occidental had $4.8 billion in cash and cash equivalents and $0.5 billion in restricted cash and restricted cash equivalents, which was primarily associated with a benefits trust for former Anadarko employees that was funded as part of the Merger. Restricted cash within the benefits trust will be made available to Occidental as payments are made to former Anadarko employees. In the third quarter of 2019, Occidental initiated a voluntary severance program to align the size and composition of its workforce with its expected future operating and capital plans. Additional expenses associated with the program are expected to be incurred throughout the remainder of 2019 and through most of 2020. With a continued focus on capital and operational efficiencies, Occidental expects to fund its liquidity needs, including future dividend payments, through cash on hand, cash generated from operations, monetization of non-core assets or investments and, if necessary, proceeds from other forms of capital issuance.

Operating cash flow from continuing operations was $5.4 billion for the first nine months of 2019, compared to $5.2 billion for the same period of 2018. The increase in operating cash flow from continuing operations mainly reflected higher production, which was partially offset by lower oil prices and Merger-related costs.

Occidental’s net cash used by investing activities from continuing operations was $27.6 billion for the first nine months of 2019, compared to $1.7 billion for the same period of 2018. Capital expenditures for the first nine months of 2019 were $4.2 billion, of which $3.8 billion was for the Oil and Gas segment, compared to $3.6 billion for the first nine months of 2018, of which $3.2 billion was for the Oil and Gas segment. The primary use of cash for investing activities was the cash portion of the Merger consideration, net of the cash acquired in the Merger. Proceeds from the sale of assets and equity investments, net included the sale of Anadarko's Mozambique LNG assets, as well as proceeds from the sale of Occidental's Plains All American Pipeline equity investment.

Occidental’s net cash provided by financing activities from continuing operations was $24.7 billion for the first nine months of 2019, compared to $2.2 billion cash used for the same period of 2018. Cash provided by financing activities for the first nine months of 2019 mainly reflected the issuance of long-term debt and preferred shares to consummate the Merger. These proceeds were partially offset by the partial repayment of the term loans and the payment of dividends. The nine months ended September 30, 2019, and 2018, each included dividend payments of $1.8 billion.

As of September 30, 2019, Occidental was in compliance with all covenants of its financing agreements and had capacity for the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

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

The laws that require or address environmental remediation, including CERCLA and similar federal, state, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal of hazardous substances; or operation and maintenance of remedial systems. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

Refer to Note 12 - Environmental Liabilities and Expenditures, in the Notes to the Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K for additional information regarding Occidental’s environmental expenditures.

Lawsuits, Claims, Commitments and Contingencies
Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. Reserve balances for other matters as of September 30, 2019, and December 31, 2018, were not material to Occidental's Consolidated Condensed Balance Sheets. See Note 11 - Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q for further information.

Recently Adopted Accounting and Disclosure Changes
See Note 2 - Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Occidental's primary market risks are attributable to fluctuations in commodity prices and interest rates. These risks can affect revenues and cash flows, and Occidental's risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments used by Occidental include futures, swaps, options and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by Occidental is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and Occidental may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to Occidental's derivative and financial instruments, see Note 7—Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q.

Commodity Price Risk
Occidental's most significant market risk relates to prices for oil, natural gas, and NGL. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues and cash flows are likewise affected. In addition, a non-cash write-down of Occidental's oil and gas properties or goodwill may be required if commodity prices experience a significant decline.

Derivative Instruments Held for Non-Trading Purposes
As of September 30, 2019, Occidental had derivative instruments in place to reduce the price risk associated with future crude oil production of 300 thousand barrels per day. As of September 30, 2019, these derivative instruments were at a $95 million net derivative asset position.

The following table shows a sensitivity analysis based on both a five-percent and ten-percent change in commodity prices and their effect on the net derivative asset position of $95 million at September 30, 2019:

millions (except for percentages)
Percent change in commodity prices	Resulting Net Fair Value position-asset (liability)	Change to Fair Value from September 30, 2019 position
+ 5%	$(91)	$(186)
- 5%	$261	$166
+ 10%	$(300)	$(395)
-10%	$410	$315

Interest Rate Risk
Occidental acquired interest rate swap contracts in the Merger. Occidental pays a fixed interest rate and receives a floating interest rate indexed to three-month London Inter-Bank Offered Rate (LIBOR). The swaps have an initial term of 30 years with mandatory termination dates in September 2020 through 2023 and a total notional amount of $1.6 billion as of September 30, 2019. In October 2019, $125 million of notional interest rate swaps were terminated. As of September 30, 2019, Occidental had a net liability of $1.4 billion based on the fair value of the swaps of negative $1.7 billion netted against $359 million in posted cash collateral. A 25-basis point decrease in implied LIBOR rates over the term of the swaps would result in an additional liability of approximately $130 million on these swaps.

As of September 30, 2019, Occidental had $6.5 billion of variable-rate debt outstanding, excluding WES. A 25-basis point increase in LIBOR interest rates would increase gross interest expense approximately $16 million per year.

As of September 30, 2019, Occidental had $32.6 billion of fixed-rate debt outstanding, excluding WES. A 25-basis point change in Treasury rates would change the fair value of the fixed-rate debt approximately $680 million.
Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2019.

Except as described below, there has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

In the third quarter of 2019, Occidental started the process of integrating Anadarko into its operations and internal control processes, resulting in some of Anadarko’s historical internal controls being superseded by Occidental’s internal controls. Management will continue to integrate Anadarko's historical internal controls over financial reporting with Occidental's internal controls over financial reporting. This integration may lead to changes in Occidental's or Anadarko’s historical internal controls over financial reporting in future fiscal periods. Occidental is also in the process of implementing a new Enterprise Resource Planning (ERP) system. Occidental intends to integrate Anadarko’s internal control processes into Occidental’s internal control processes in conjunction with implementation of the ERP system. Management expects the integration process to be completed during 2021.

PART II    OTHER INFORMATION

Item 1.Legal Proceedings

On July 17, 2019, an Occidental subsidiary received a draft consent agreement and final order from the U.S. Environmental Protection Agency (EPA) regarding alleged violations under the Clean Air Act (CAA) and various sections of the EPA’s Chemical Accident Prevention Provisions at the Convent, Louisiana facility. EPA’s order includes allegations associated with process reviews, procedures and recordkeeping. EPA’s draft settlement proposal includes a civil penalty of $185,545. Occidental is currently negotiating a resolution of this matter with EPA.

On September 13, 2019, an Occidental subsidiary received a draft consent agreement and final order from EPA regarding alleged violations under the CAA and various sections of the EPA’s Chemical Accident Prevention Provisions at the Geismar, Louisiana facility. EPA’s order includes allegations associated with operating procedures, inspections, contractor reviews, medical protocols in the emergency response plan, administrative updates and four historical on-site incidents. EPA’s draft settlement proposal includes a civil penalty of $931,990. Occidental is currently negotiating a resolution of this matter with EPA.

For information regarding legal proceedings, see Note - 11, Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the disclosure presented in the 2018 Form 10-K under Part I Item 1A.

The diversion of resources and management’s attention to the integration of Anadarko could adversely affect day-to-day business.

The integration of Anadarko places a significant burden on Occidental’s management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect financial results.

Occidental may not be able to integrate Anadarko successfully, and many of the anticipated benefits of combining Anadarko and Occidental may not be realized.

Occidental acquired Anadarko with the expectation that the Merger will result in various benefits, including, among other things, operating efficiencies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether Occidental can integrate the business of Anadarko in an efficient and effective manner, and Occidental cannot assure you that those benefits will be realized as quickly as expected or at all. If Occidental does not achieve those benefits, costs could increase, expected net income could decrease, and future business, financial condition, operating results, and prospects could suffer.

The integration process could take longer than anticipated and involve unanticipated costs. Disruptions of each company’s ongoing businesses, processes, and systems or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements could adversely affect the combined company. Occidental may also have difficulty addressing differences in corporate cultures and management philosophies, and in harmonizing other systems and business practices. Although Occidental expects that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will over time offset the substantial incremental transaction and Merger-related costs, Occidental may not achieve this net benefit in the near term, or at all.

Future results will be negatively impacted if Occidental does not effectively manage its expanded operations.

With completion of the Merger, the size of Occidental’s business has increased significantly. Occidental’s continued success depends, in part, upon its ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Occidental cannot assure you that it will be successful or that it will realize the expected operating efficiencies, cost savings, and other benefits from the combination currently anticipated.

Occidental has incurred a substantial amount of indebtedness and other payment obligations in connection with the financing of the Merger and may be unable to service and repay such indebtedness.

Occidental funded the cash portion of the Merger consideration by incurring $21.8 billion of third-party indebtedness and issuing shares of series A preferred stock and a warrant to acquire common stock pursuant to the Berkshire Hathaway Inc. investment. In addition, Occidental assumed approximately $11.9 billion aggregate principal amount of Anadarko’s outstanding long-term debt, excluding finance lease liabilities, as well as approximately $7.3 billion aggregate principal amount of WES Midstream’s outstanding short- and long-term debt in the Merger. Occidental cannot guarantee that it will be able to generate sufficient cash flow to service and repay this indebtedness or to pay the dividends required to be paid on the series A preferred stock, or that it will be able to refinance such indebtedness on favorable terms, or at all. The failure to so repay or refinance such indebtedness, or to pay dividends on such series A preferred stock, could have a material adverse effect on Occidental’s business, financial condition, results of operations, cash flows and/or share price. If Occidental is unable to service such indebtedness and fund its operations, Occidental may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance Occidental’s indebtedness. Any such action may not be successful and Occidental may be unable to service such indebtedness and its operations, which could have a material adverse effect on Occidental’s business, financial condition, results of operations, cash flows and/or share price.

Occidental may not be able to complete the sale to Total S.A. of the assets, liabilities, businesses and operations of Anadarko in Algeria, Ghana and South Africa or complete its planned divestitures of certain assets on favorable terms or at all.

The Total transaction is conditioned on the receipt of required regulatory approvals as well as other customary closing conditions. Occidental may not be able to complete the Total transaction or obtain the proceeds that could be realized from it, and those cash proceeds may not be adequate to meet any debt service obligations then due. In addition, although Occidental intends to complete $10 billion to $15 billion of divestitures of certain assets within 24 months after completion of the Merger (including the Total transaction), Occidental may not be able to complete its planned divestitures on favorable terms or at all. Any difficulties with respect to the completion of the Total transaction or other planned divestitures could have a material adverse effect on Occidental’s business, financial condition, results of operations, cash flows and/or stock price. See Note 4 - Acquisitions, Dispositions, and Other, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q for more information about the Total transaction.

Occidental’s operations and financial results could be significantly negatively impacted by its offshore operations.

Occidental is vulnerable to risks associated with our offshore operations that could negatively impact our operations and financial results. Occidental conducts offshore operations in the Gulf of Mexico, Ghana and other countries. Occidental's operations and financial results could be significantly impacted by conditions in some of these areas and are also vulnerable to certain unique risks associated with operating offshore, including those relating to the following:

• hurricanes and other adverse weather conditions
• geological complexities and water depths associated with such operations
• limited number of partners available to participate in projects
• oilfield service costs and availability
• compliance with environmental, safety, and other laws and regulations
• terrorist attacks or piracy
• remediation and other costs and regulatory changes resulting from oil spills or releases of hazardous materials
• failure of equipment or facilities
• response capabilities for personnel, equipment, or environmental incidents

In addition, Occidental conducts some of its exploration in deep waters (greater than 1,000 feet) where operations, support services, and decommissioning activities are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico, as well as international deepwater locations, lack the physical and oilfield service infrastructure present in shallower waters. As a result, deepwater operations may require significant time between a discovery and the time that Occidental can market its production, thereby increasing the risk involved with these operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2019, in connection with the Merger, Occidental issued to Berkshire Hathaway Inc. and certain of its subsidiaries 100,000 shares of series A preferred stock (the Preferred Stock) with a warrant to purchase 80 million shares of Occidental common stock at an exercise price of $62.50 (the Warrant) for $10 billion. The Preferred Stock and the Warrant have not been registered under the Securities Act of 1933, as amended, and were issued and sold in a private placement pursuant to Section 4(a)(2) thereof. See Note 3 - The Merger, Note 7 - Derivative Instruments, and Note 14 - Stockholders’ Equity, in the Notes to Consolidated Condensed Financial Statements in Part I Item 1 of this Form 10-Q for more information.

Share Repurchase Activities
Occidental's share repurchase activities for the nine months ended September 30, 2019, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (b)

First Quarter 2019	2,690,000	$66.94	2,690,000
Second Quarter 2019	—	$—	—
Third Quarter 2019	—	$—	—
Total	2,690,000	$66.94	2,690,000	44,206,787

(a)	There were no purchases from the trustee of Occidental's defined contribution savings plan in the third quarter.

(b)
Represents the total number of shares remaining at September 30, 2019, under Occidental's share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 6.    Exhibits

2.1
Purchase and Sale Agreement, dated as of August 3, 2019, between Occidental Petroleum Corporation and Total S.A. (filed as Exhibit 2.1 to the Current Report on Form 8-K of Occidental dated August 3, 2019 (date of earliest event reported), filed August 5, 2019, File No. 1-9210).^

3.1
Certificate of Designations with respect to the Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Current Report on Form 8-K of Occidental dated August 8, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.1	Warrant to purchase 80,000,000 shares of common stock (form of Warrant filed as Annex B to Exhibit 10.1 of Occidental Petroleum Corporation’s Current Report on Form 8-K filed on May 3, 2019).

4.2
Indenture, dated as of August 8, 2019, between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.3
Officer’s Certificate pursuant to the Indenture, dated as of August 8, 2019, establishing the Notes and their terms (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.4
Form of Floating Rate Senior Notes due February 2021 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.5
Form of Floating Rate Senior Notes due August 2021 (included as Exhibit B to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.6
Form of Floating Rate Senior Notes due 2022 (included as Exhibit C to Exhibit 4.2) (filed as Exhibit 4.5 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.7
Form of 2.600% Senior Notes due 2021 (included as Exhibit D to Exhibit 4.2) (filed as Exhibit 4.6 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.8
Form of 2.700% Senior Notes due 2022 (included as Exhibit E to Exhibit 4.2) (filed as Exhibit 4.7 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.9
Form of 2.900% Senior Notes due 2024 (included as Exhibit F to Exhibit 4.2) (filed as Exhibit 4.8 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.10
Form of 3.200% Senior Notes due 2026 (included as Exhibit G to Exhibit 4.2) (filed as Exhibit 4.9 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.11
Form of 3.500% Senior Notes due 2029 (included as Exhibit H to Exhibit 4.2) (filed as Exhibit 4.10 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.12
Form of 4.300% Senior Notes due 2039 (included as Exhibit I to Exhibit 4.2) (filed as Exhibit 4.11 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.13
Form of 4.400% Senior Notes due 2049 (included as Exhibit J to Exhibit 4.2) (filed as Exhibit 4.12 to the Current Report on Form 8-K of Occidental dated August 6, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).

4.14
Tenth Supplemental Indenture, dated August 29, 2019, to the August 1, 1982 Indenture, by and among Kerr-McGee Corporation, Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to Citibank, N.A.), as Trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 29, 2019 (date of earliest event reported), filed August 30, 2019, File No. 1-9210).

4.15
First Supplemental Indenture, dated August 29, 2019, to the March 1, 1995 Indenture, by and between Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Chase Manhattan Bank, N.A.), as Trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated August 29, 2019 (date of earliest event reported), filed August 30, 2019, File No. 1-9210).

4.16
Second Supplemental Indenture, dated August 29, 2019, to the March 27, 1996 Indenture, by and among Anadarko Holding Company (as successor in interest to Union Pacific Resources Group Inc.), Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to Chase Bank of Texas National Association), as Trustee (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated August 29, 2019 (date of earliest event reported), filed August 30, 2019, File No. 1-9210).

4.17
First Supplemental Indenture, dated August 29, 2019, to the September 1, 1997 Indenture, by and between Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to Harris Trust and Savings Bank), as Trustee (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated August 29, 2019 (date of earliest event reported), filed August 30, 2019, File No. 1-9210).

4.18
Second Supplemental Indenture, dated August 29, 2019, to the April 13, 1999 Indenture, by and among Anadarko Holding Company (as successor in interest to Union Pacific Resources Group Inc.), Anadarko Finance Company (as successor in interest to UPR Capital Company), Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee (filed as Exhibit 4.5 to the Current Report on Form 8-K of Occidental dated August 29, 2019 (date of earliest event reported), filed August 30, 2019, File No. 1-9210).

4.19
Second Supplemental Indenture, dated August 29, 2019, to the April 26, 2001 Indenture, by and among Anadarko Finance Company, Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York), as Trustee (filed as Exhibit 4.6 to the Current Report on Form 8-K of Occidental dated August 29, 2019 (date of earliest event reported), filed August 30, 2019, File No. 1-9210).

4.20
Third Supplemental Indenture, dated August 29, 2019, to the August 1, 2001 Indenture, by and among Kerr-McGee Corporation, Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to Citibank, N.A.), as Trustee (filed as Exhibit 4.7 to the Current Report on Form 8-K of Occidental dated August 29, 2019 (date of earliest event reported), filed August 30, 2019, File No. 1-9210).

4.21
Fourth Supplemental Indenture, dated August 29, 2019, to the September 19, 2006 Indenture, by and between Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as Trustee (filed as Exhibit 4.8 to the Current Report on Form 8-K of Occidental dated August 29, 2019 (date of earliest event reported), filed August 30, 2019, File No. 1-9210).

4.22
Form of 4.850% Senior Notes due 2021 (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.23
Form of 3.450% Senior Notes due 2024 (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.24
Form of 6.950% Senior Notes due 2024 (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.25
Form of 5.550% Senior Notes due 2026 (filed as Exhibit 4.5 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.26
Form of 7.500% Debentures due 2026 (filed as Exhibit 4.6 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.27
Form of 7.000% Debentures due 2027 (filed as Exhibit 4.7 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.28
Form of 7.125% Debentures due 2027 (filed as Exhibit 4.8 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.29
Form of 7.150% Debentures due 2028 (filed as Exhibit 4.9 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.30
Form of 6.625% Debentures due 2028 (filed as Exhibit 4.10 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.31
Form of 7.200% Debentures due 2029 (filed as Exhibit 4.11 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.32
Form of 7.950% Debentures due 2029 (filed as Exhibit 4.12 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.33
Form of 7.500% Senior Notes due 2031 (filed as Exhibit 4.13 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.34
Form of 7.875% Senior Notes due 2031 (filed as Exhibit 4.14 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.35
Form of 6.450% Senior Notes due 2036 (filed as Exhibit 4.15 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.36
Form of Zero Coupon Senior Notes due 2036 (filed as Exhibit 4.16 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.37
Form of 7.950% Senior Notes due 2039 (filed as Exhibit 4.17 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.38
Form of 6.200% Senior Notes due 2040 (filed as Exhibit 4.18 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.39
Form of 4.500% Senior Notes due 2044 (filed as Exhibit 4.19 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.40
Form of 6.600% Senior Notes due 2046 (filed as Exhibit 4.20 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.41
Form of 7.730% Debentures due 2096 (filed as Exhibit 4.21 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

4.42
Form of 7.500% Debentures due 2096 (filed as Exhibit 4.22 to the Current Report on Form 8-K of Occidental dated September 16, 2019 (date of earliest event reported), filed September 19, 2019, File No. 1-9210).

10.1
Term Loan Agreement, dated as of June 3, 2019, among Occidental Petroleum Corporation, the lenders party thereto and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated August 8, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).^

10.2
Amended and Restated Revolving Credit Agreement, dated as of June 3, 2019, among Occidental Petroleum Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated August 8, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).^

10.3#
Retention Agreement with Christopher O. Champion (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental dated August 8, 2019 (date of earliest event reported), filed August 8, 2019, File No. 1-9210).^

10.4#*	Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of August 8, 2019).

10.5#*	Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective August 8, 2019).

10.6#
Anadarko Employee Savings Plan (As Amended and Restated Effective January 1, 2015) (filed as Exhibit 4.3 to the Post-Effective Amendment No.1 on Form S-8 to Form S-4 of Occidental filed August 8, 2019, File No. 1-9210).

10.7#*	Termination Amendment to the Anadarko Employee Savings Plan (As Amended and Restated Effective January 1, 2015).

10.8#*	First Amendment to the Occidental Petroleum Corporation Savings Plan (As Amended and Restated Effective January 1, 2018).

10.9#*	Kerr-McGee Corporation Benefits Restoration Plan (Amended and Restated Effective August 8, 2019).

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.
^ Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. Occidental Petroleum Corporation agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

November 4, 2019	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and
Controller