Form 10-Q
period 2020-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2020-05-06
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☑ Accelerated Filer  ☐ Non-Accelerated Filer  ☐
Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 3, 2020
Common Stock $0.20 par value	900,018,184

1

OCCIDENTAL PETROLEUM CORPORATION AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,021	$3,032
Restricted cash and restricted cash equivalents	242	480
Trade receivables, net	2,458	6,373
Inventories	1,436	1,447
Assets held for sale	5,732	6,026
Other current assets	2,220	1,323
Total current assets	14,109	18,681

INVESTMENTS IN UNCONSOLIDATED ENTITIES	6,050	6,389

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	107,014	105,881
Chemical segment	7,187	7,172
Midstream and marketing segment	8,189	8,176
Corporate	1,072	1,118
Gross property, plant and equipment	123,462	122,347
Accumulated depreciation, depletion and amortization	(44,389)	(41,878)
Net property, plant and equipment	79,073	80,469

OPERATING LEASE ASSETS	1,193	1,385

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,218	2,406

TOTAL ASSETS	$101,643	$109,330
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions except share amounts	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,464	$51
Current operating lease liabilities	453	569
Accounts payable	3,845	7,017
Accrued liabilities	3,310	5,302
Liabilities of assets held for sale	1,891	2,010
Total current liabilities	11,963	14,949

LONG-TERM DEBT, NET
Long-term debt, net	36,058	38,537

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	9,403	9,717
Asset retirement obligations	4,428	4,385
Pension and postretirement obligations	1,968	1,807
Environmental remediation liabilities	1,017	1,035
Operating lease liabilities	768	854
Other	4,743	3,814
Total deferred credits and other liabilities	22,327	21,612

STOCKHOLDERS' EQUITY
Preferred stock at par value, 100,000 shares at March 31, 2020 and December 31, 2019	9,762	9,762
Common stock at par value, 1,048,430,898 issued shares at March 31, 2020 and 1,044,434,893 shares at December 31, 2019	210	209
Treasury stock, 148,416,051 shares at March 31, 2020 and 150,323,151 shares at December 31, 2019	(10,653)	(10,653)
Additional paid-in capital	15,081	14,955
Retained earnings	17,229	20,180
Accumulated other comprehensive loss	(334)	(221)
Total stockholders' equity	31,295	34,232

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,643	$109,330
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions, except per-share amounts	2020	2019
REVENUES AND OTHER INCOME
Net sales	$6,410	$4,004
Interest, dividends and other income	34	78
Gain on sale of equity investments and other assets, net	7	7
Total	6,451	4,089

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,046	645
Transportation and gathering expense	558	31
Chemical and midstream cost of sales	612	669
Purchased commodities	393	365
Selling, general and administrative	260	140
Other operating and non-operating expense	195	238
Depreciation, depletion and amortization	2,242	973
Asset impairments and other charges (a)	1,803	—
Taxes other than on income	182	111
Anadarko acquisition-related costs	148	—
Exploration expense	37	36
Interest and debt expense, net	352	98
Total	7,828	3,306

Income (loss) before income taxes and other items	(1,377)	783

OTHER ITEMS
Losses on interest rate swaps and warrants, net	(585)	—
Income (loss) from equity investments	(133)	73
Total	(718)	73

Income (loss) from continuing operations before income taxes	(2,095)	856
Income tax benefit (expense)	82	(225)
Income (loss) from continuing operations	(2,013)	631
NET INCOME (LOSS)	(2,013)	631
Less: Preferred stock dividends	(219)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,232)	$631

PER COMMON SHARE
Income (loss) from continuing operations—basic	$(2.49)	$0.84
Net income (loss) attributable to common stockholders—basic	$(2.49)	$0.84

Income (loss) from continuing operations—diluted	$(2.49)	$0.84
Net income (loss) attributable to common stockholders—diluted	$(2.49)	$0.84
DIVIDENDS PER COMMON SHARE	$0.79	$0.78
(a) Includes $1.2 billion of impairment related to the write-off of goodwill.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2020	2019

Net income (loss)	$(2,013)	$631
Other comprehensive income (loss) items:
Foreign currency translation loss	(2)	—
Gains (losses) on derivatives (a)	(2)	2
Pension and postretirement (losses) gains (b)	(111)	2
Reclassification of losses on derivatives (c)	2	—
Other comprehensive (loss) income, net of tax	(113)	4
Comprehensive income (loss) attributable to preferred and common stockholders	$(2,126)	$635
(a) Net of tax of $1 million and zero for the three months ended March 31, 2020 and 2019, respectively.
(b) Net of tax of $31 million and $(1) million for the three months ended March 31, 2020 and 2019, respectively.
(c) Net of tax of $(1) million and zero for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(2,013)	$631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	2,242	973
Deferred income tax (benefit) provision	(218)	10
Other noncash (gains) charges to income	(550)	239
Asset impairments and other items	1,768	—
Gain on sales of equity investments and other assets, net	(7)	(7)
Undistributed losses (income) from affiliates	174	(24)
Dry hole expenses	18	10
Changes in operating assets and liabilities:
(Increase) decrease in receivables	3,909	(417)
Increase in inventories	(70)	(221)
Decrease (increase) in other current assets	324	(199)
Decrease in accounts payable and accrued liabilities	(4,401)	(40)
Increase (decrease) in current domestic and foreign income taxes	48	(7)
Operating cash flow from continuing operations	1,224	948
Operating cash flow from discontinued operations, net of taxes	115	—
Net cash provided by operating activities	1,339	948
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,293)	(1,259)
Change in capital accrual	(435)	(51)
Purchase of businesses and assets, net	(35)	(69)
Proceeds from sale of assets and equity investments, net	112	16
Equity investments and other, net	142	(52)
Investing cash flow from continuing operations	(1,509)	(1,415)
Investing cash flow from discontinued operations, net of taxes	(21)	—
Net cash used by investing activities	(1,530)	(1,415)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	90	16
Purchases of treasury stock	—	(237)
Cash dividends paid	(913)	(591)
Other financing, net	(196)	(2)
Net cash used by financing activities	(1,019)	(814)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,210)	(1,281)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	3,574	3,033
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$2,364	$1,752
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

	Equity Attributable to Common Stock
millions, except per share amounts	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$209	$9,762	$(10,653)	$14,955	$20,180	$(221)	$34,232
Net loss	—	—	—	—	(2,013)	—	(2,013)
Other comprehensive loss, net of tax	—	—	—	—	—	(113)	(113)
Dividends on common stock, $0.79 per share	—	—	—	—	(719)	—	(719)
Dividends on preferred stock, $2,222 per share	—	—	—	—	(219)	—	(219)
Issuance of common stock, net	1	—	—	126	—	—	127
Balance at March 31, 2020	$210	$9,762	$(10,653)	$15,081	$17,229	$(334)	$31,295

	Equity Attributable to Common Stock
millions, except per share amounts	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2018	$179	$—	$(10,473)	$8,046	$23,750	$(172)	$21,330
Net income	—	—	—	—	631	—	631
Other comprehensive income, net of tax	—	—	—	—	—	4	4
Dividends on common stock, $0.78 per share	—	—	—	—	(586)	—	(586)
Issuance of common stock, net	—	—	—	37	—	—	37
Purchases of treasury stock	—	—	(180)	—	—	—	(180)
Balance at March 31, 2019	$179	$—	$(10,653)	$8,083	$23,795	$(168)	$21,236
The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
In this report, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles (GAAP) as they apply to interim reporting, and condensed or omitted, as permitted by the U.S. Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes thereto. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K).
In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of March 31, 2020, and December 31, 2019, and the consolidated condensed statements of operations, comprehensive income, cash flows and stockholders' equity for the three months ended March 31, 2020, and 2019. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended March 31, 2020, and 2019, are not necessarily indicative of the income or cash flows to be expected for the full year.

THE ACQUISITION
On August 8, 2019, pursuant to the Agreement and Plan of Merger dated May 9, 2020, Occidental acquired all of the outstanding shares of Anadarko Petroleum Corporation (the Acquisition). The Acquisition added to Occidental's oil and gas portfolio, primarily in the Permian Basin, DJ Basin and Gulf of Mexico, and an interest in Western Midstream Partners, L.P. (WES). The Acquisition constituted a business combination, and under the acquisition method of accounting, the acquisition consideration is allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values.
As of March 31, 2020, Occidental has substantially completed the allocation of the consideration; however, Occidental continues to gather information related to the evaluation of certain properties due to ongoing appraisal efforts. Estimates were recorded as of the Acquisition date related to these remaining items and the valuations could change as additional information is received. For the three months ended March 31, 2020 there were no material changes to the allocation presented in the 2019 Form 10-K.
Occidental expensed $148 million in acquisition-related costs for the three months ended March 31, 2020, primarily related to one-time severance costs and the accelerated vesting of certain Anadarko share-based awards for former Anadarko employees based on the terms of the underlying Acquisition agreement and existing change of control provisions within the former Anadarko employment or award agreements.

DISCONTINUED OPERATIONS
In connection with the Acquisition, Occidental entered into a purchase and sale agreement with TOTAL S.A. (Total) to sell all of the assets, liabilities, businesses, and operations of Anadarko's operations in Algeria, Ghana, Mozambique and South Africa (collectively, the Africa Assets) for $8.8 billion, subject to certain purchase price adjustments. Occidental completed the sale of the Mozambique assets in September 2019 and the South Africa assets in January 2020. The closing of the sale of the remaining Africa Assets, in Algeria and Ghana, remained conditioned on the receipt of required regulatory and government approvals, as well as other customary closing conditions. The assets and liabilities for Algeria and Ghana are presented as held for sale at March 31, 2020. The results of operations of the Africa Assets are presented as discontinued operations, see Note 3 - Dispositions and Other Transactions.
In April 2020, subsequent to communications with Algerian government officials, Occidental determined that the sale of the Algeria assets to Total will likely not be consummated. As such, beginning in the second quarter of 2020, Occidental will no longer classify the Algeria operations as a discontinued operation and will reclassify prior periods to reflect the Algerian operations as continuing operations. In addition, the carrying value of the Algeria assets will be remeasured at the lower of its fair value or the carrying amount as if depreciation, depletion and amortization (DD&A) were recorded from the date of the Acquisition. Any adjustment to reflect this remeasurement will be recorded in the second quarter of 2020.

In addition, if the Algeria asset sale is not completed, Total will not be obligated to complete the acquisition of the Ghana assets under the purchase and sale agreement; however, Occidental and Total are continuing to have discussions regarding the potential sale of the Ghana assets.
Unless otherwise indicated, information presented in the Notes to the Consolidated Condensed Financial Statements relates only to Occidental's continuing operations. Information related to discontinued operations is included in Note 3 - Dispositions and Other Transactions, and in some instances, where appropriate, is included as a separate disclosure within the individual Notes to the Consolidated Condensed Financial Statements.
SUPPLEMENTAL CASH FLOW INFORMATION
Occidental paid U.S. federal, domestic state and foreign income taxes for continuing operations of $111 million and $223 million during the three months ended March 31, 2020, and 2019, respectively. Occidental received tax refunds of $26 million and $1 million during the three months ended March 31, 2020, and 2019, respectively, related to continuing operations. Interest paid for continuing operations totaled $572 million and $114 million during the three months ended March 31, 2020, and 2019, respectively.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balance at March 31, 2020, includes investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2020, to the line items within the Consolidated Condensed Balance Sheet at March 31, 2020. There was no restricted cash or restricted cash equivalents at March 31, 2019.

millions
Cash and cash equivalents	$2,021
Restricted cash and restricted cash equivalents	242
Cash and restricted cash included in assets held for sale	27
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	74
Cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,364

Total restricted cash and restricted cash equivalents are primarily associated with a benefits trust for former Anadarko employees that was funded as part of the Acquisition, payments of future hard-minerals royalties conveyed, and a judicially controlled account related to a Brazilian tax dispute.

EQUITY METHOD INVESTMENT-WES
Occidental's loss of control of WES on December 31, 2019 resulted in Occidental recognizing, at fair value, an equity method investment of $5.1 billion based on the closing market price of WES. As of March 31, 2020, the carrying amount of the investment in WES was $4.8 billion. The decline in the equity method investment from December 31, 2019 to March 31, 2020 was primarily attributable to Occidental's interest in WES's approximately $400 million impairment of its goodwill. Occidental has concluded that the short-term loss in value did not meet the other-than-temporary criteria under accounting literature governing equity method investments as of March 31, 2020. However, if WES’s unit price remains significantly below its year-end 2019 unit price for a sustained period of time, Occidental would be required to reduce the carrying amount of its equity method investment in WES. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties which could be impacted by lower demand for oil and gas associated with the ongoing COVID-19 pandemic.
The period ended March 31, 2020, was the first quarter subsequent to the Acquisition where transactions between Occidental and WES were not eliminated upon consolidation. For the three months ended March 31, 2020 Occidental had sales of $113 million to WES and purchased $219 million and $310 million of commodities and services from WES, respectively.

NOTE 2 - ACCOUNTING AND DISCLOSURE CHANGES

In January 2020, Occidental adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326). The new standard makes significant changes to the accounting for credit losses on financial assets and disclosures regarding credit losses. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This will result in the earlier recognition of credit losses than the current incurred loss model. The acceleration of the recognition of losses is more material for entities whose receivables and other held-to-maturity debt investments are (1) long dated and (2) with less credit worthy counterparties.
The vast majority of Occidental's receivables are short dated with maturities of less than 60 days with creditworthy counterparties, including refiners, pipelines and resellers. Given Occidental’s continued effort to maintain a strong credit portfolio, there have been no negative indications regarding the collectability of these receivables as of the date of this filing. Therefore, adoption of this standard has no material impact for the quarter. Occidental will continue to assess the risk to its receivables in the future.
In January 2020, Occidental adopted ASU 2017-4 Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the accounting for goodwill impairment by requiring a single step impairment test, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified units in their entirety, see Note 7 - Fair-Value Measurements for the results of this simplified goodwill impairment test.

NOTE 3 - DISPOSITIONS AND OTHER TRANSACTIONS

AFRICA ASSETS - DISCONTINUED OPERATIONS
In January 2020, Occidental completed the sale of the South Africa assets to Total. The carrying amount of Africa Assets that meet the held for sale criteria will be adjusted in future periods based on changes in fair value. The results of the Africa Assets are presented as discontinued operations in the Consolidated Condensed Statements of Operations and Cash Flows.
The following table presents the amounts reported in discontinued operations, net of income taxes, related to the Africa Assets for the three months ended March 31, 2020:

millions
Revenues and other income
Net sales	$332

Costs and other deductions
Oil and gas lease operating expense	$46
Transportation expense	7
Taxes other than on income	43
Fair value adjustment on assets held for sale	139
Other	16
Total costs and other deductions	$251

Income before income taxes	$81
Income tax expense	(81)
Discontinued operations, net of tax	$—

The following table presents the amounts reported in the Consolidated Condensed Balance Sheets as held for sale related to the Africa Assets as of March 31, 2020 and December 31, 2019:

millions	March 31, 2020	December 31, 2019
Current assets	$378	$289
Property, plant and equipment, net	5,235	5,481
Long-term receivables and other assets, net	119	256
Assets held for sale (a)	$5,732	$6,026

Current liabilities	$399	$452
Long-term debt, net - finance leases	183	185
Deferred income taxes	1,096	1,112
Asset retirement obligations	183	181
Other	30	80
Liabilities of assets held for sale (a)	$1,891	$2,010
Net assets held for sale	$3,841	$4,016
(a) Assets and liabilities held for sale at December 31, 2019 included South Africa assets which were sold to Total in January 2020.

NOTE 4 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, natural gas liquids (NGL), gas, chemicals or services, such as transportation. As of March 31, 2020, trade receivables, net, of $2.5 billion represent rights to payment, for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales:

	Three months ended March 31,
millions	2020	2019
Revenue from customers	$5,047	$3,435
All other revenues (a)	1,363	569
Net sales	$6,410	$4,004
(a) Includes net marketing derivatives, oil collars and calls, and chemical exchange contracts.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale.

millions	United States	Middle East	Latin America	Other International	Eliminations	Total
Three months ended March 31, 2020
Oil and Gas
Oil	$2,755	$447	$149	$—	$—	$3,351
NGL	213	55	—	—	—	268
Gas	183	80	5	—	—	268
Other	11	—	—	—	—	11
Segment total	$3,162	$582	$154	$—	$—	$3,898
Chemical	$910	$—	$35	$16	$—	$961

Midstream and Marketing
Gas processing	$105	$71	$—	$—	$—	$176
Marketing	246	—	—	(51)	—	195
Power and other	16	—	—	—	—	16
Segment total	$367	$71	$—	$(51)	$—	$387
Eliminations	$—	$—	$—	$—	$(199)	$(199)
Consolidated	$4,439	$653	$189	$(35)	$(199)	$5,047

millions	United States	Middle East	Latin America	Other International	Eliminations	Total
Three months ended March 31, 2019
Oil and Gas
Oil	$1,205	$758	$135	$—	$—	$2,098
NGL	78	65	—	—	—	143
Gas	47	79	4	—	—	130
Other	(21)	1	—	—	—	(20)
Segment total	$1,309	$903	$139	$—	$—	$2,351
Chemical	$993	$—	$43	$19	$—	$1,055
Midstream and Marketing
Gas processing	$105	$102	$—	$—	$—	$207
Power and other	44	—	—	—	—	44
Segment total	$149	$102	$—	$—	$—	$251
Eliminations	$—	$—	$—	$—	$(222)	$(222)
Consolidated	$2,451	$1,005	$182	$19	$(222)	$3,435

TRANSACTION PRICE ALLOCATED TO REMAINING PERFORMANCE OBLIGATIONS
Revenue expected to be recognized from certain performance obligations that are unsatisfied as of March 31, 2020, is reflected in the table below. Occidental applies the optional exemptions in ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. As a result, the following table represents a small portion of Occidental's expected future consolidated revenues, as future revenue from the sale of most products and services is dependent on future production or variable customer volume and variable commodity prices for that volume:

millions
Remainder of 2020	$92
2021	111
2022	9
2023	9
2024	9
Thereafter	85
Total	$315

NOTE 5 - INVENTORY

Commodity inventory and finished goods primarily represents crude oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the last-in, first-out (LIFO) method. Inventories consisted of the following:

millions	March 31, 2020	December 31, 2019
Raw materials	$69	$75
Materials and supplies	902	879
Commodity inventory and finished goods	505	533
	1,476	1,487
Revaluation to LIFO	(40)	(40)
Total	$1,436	$1,447

Occidental recognized impairments of $79 million for the three months ended March 31, 2020, due to lower than cost or net realizable value adjustments primarily related to crude oil inventories.

NOTE 6 - DERIVATIVES

Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity-price fluctuations, interest rate risks and transportation commitments and to fix margins on the future sale of stored commodity volumes. Occidental also enters into derivative financial instruments for trading purposes.
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

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of March 31, 2020, Occidental’s derivatives not designated as hedges consist of three-way oil collars and call options, interest rate swaps, marketing derivatives and warrants for 80 million shares of Occidental common stock (the Warrants).
Derivative instruments that are derivatives not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

THREE-WAY OIL COLLARS AND CALL OPTIONS
In 2019, Occidental entered into three-way costless collar derivative instruments for 2020 along with additional call options in 2021 to manage its near-term exposure to cash-flow variability from commodity price risks. A three-way collar is a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the ceiling price that Occidental will receive for the contracted commodity volume for a defined period of time. The purchased put establishes the floor price that Occidental will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the floor price equals the reference price plus the difference between the purchased put strike price and the sold put strike price for a defined period of time. Occidental entered into the 2021 call options to substantially improve the terms for the ceiling price that Occidental will receive for the contracted commodity volumes in 2020. Net gains and losses associated with collars and calls are recognized currently in net sales. In April 2020, Occidental received cash of $108 million associated with these collars.

Occidental had the following collars and calls outstanding at March 31, 2020:

Collars and Calls, not designated as hedges
2020 Settlement
Three-way collars (Oil MMBBL)	96.25
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16
Floor purchased price (put)	$55.00
Floor sold price (put)	$45.00

2021 Settlement
Call options sold (Oil MMBBL)	127.8
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16

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

Occidental had the following outstanding interest rate swaps at March 31, 2020:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$400	September 2016 - 2046	September 2021	6.348%
$350	September 2017 - 2047	September 2021	6.662%
$275	September 2016 - 2046	September 2022	6.709%
$450	September 2017 - 2047	September 2023	6.445%

Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions or settle or amend certain or all of the currently outstanding interest rate swaps. In the first quarter of 2020, Occidental extended all 2020 mandatory termination dates to 2021 or thereafter.
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. Due to the liability position of the interest rate derivatives at the date of the Acquisition, the interest rate derivatives in Occidental’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization or cash payments related to interest rate derivatives are classified as cash flow from financing activities. Net cash payments related to settlements, and collateralization of interest rate swap agreements were $50 million and $99 million in the first quarter of 2020, respectively.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are physical and financial forward contracts which typically settle within three months. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. These instruments settled at a weighted average contract price of $41.58 per barrel and $1.25 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively, at March 31, 2020. The weighted-average contract price was $60.60 per barrel and $2.17 per Mcf for crude oil and natural gas, respectively, at December 31, 2019. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.

The following table summarizes net long/(short) volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments.

	March 31, 2020	December 31, 2019
Crude Oil Commodity Contracts
Volume (MMBBL)	29	55
Natural Gas Commodity Contracts
Volume (Bcf)	(122)	(128)

THE WARRANTS
The Warrants issued with the Preferred Stock in connection with the financing of the Acquisition are exercisable at the holder's option, in whole or in part, until the first anniversary of the date on which no shares of Preferred Stock remain outstanding at which time the Warrants expire. The holders of the Warrants may require net cash settlement if certain shareholder and regulatory approvals to issue shares of Occidental's common stock underlying the Warrants are not obtained on a timely basis. The fair value of the Warrants is remeasured at each reporting date using the Black Scholes option model. The following inputs are used in the Black Scholes option model: the expected life is based on the estimated term of the Warrants, the volatility factor is based on historical volatilities of Occidental common stock, and the call option price for Occidental common stock at $62.50.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
Net gains and losses attributable to derivative instruments subject to cash flow hedge accounting reside in accumulated other comprehensive loss and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings.

CASH FLOW HEDGES
Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of March 31, 2020 and December 31, 2019, cash flow hedges were immaterial.

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to master netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets.

millions	Fair-Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

March 31, 2020
Oil Collars and Calls
Other current assets	$—	$834	$—	$—	$834
Deferred credits and other liabilities - other	—	(58)	—	—	(58)
Marketing Derivatives
Other current assets	6,438	392	—	(6,445)	385
Long-term receivables and other assets, net	91	19	—	(91)	19
Accrued liabilities	(6,170)	(367)	—	6,445	(92)
Deferred credits and other liabilities - other	(91)	(1)	—	91	(1)
Interest Rate Swaps
Other current assets	—	1	—	—	1
Long-term receivables and other assets, net	—	1	—	—	1
Accrued liabilities	—	(90)	—	—	(90)
Deferred credits and other liabilities - other	—	(1,954)	—	—	(1,954)
Warrants
Deferred credits and other liabilities - other	—	(23)	—	—	(23)

December 31, 2019
Oil Collars and Calls
Other current assets	$—	$92	$—	$—	$92
Deferred credits and other liabilities - other	—	(160)	—	—	(160)
Marketing Derivatives
Other current assets	945	79	—	(973)	51
Long-term receivables and other assets, net	4	12	—	(4)	12
Accrued liabilities	(1,008)	(44)	—	973	(79)
Deferred credits and other liabilities - other	(4)	(1)	—	4	(1)
Interest Rate Swaps
Other current assets	—	5	—	—	5
Long-term receivables and other assets, net	—	5	—	—	5
Accrued liabilities	—	(657)	—	—	(657)
Deferred credits and other liabilities - other	—	(776)	—	—	(776)
Warrants
Deferred credits and other liabilities - other	—	(107)	—	—	(107)
(a)These amounts do not include collateral.

As of March 31, 2020, and December 31, 2019, $204 million and $104 million of collateral had been netted against derivative liabilities related to interest rate swaps, respectively. Subsequent to March 31, 2020, Occidental was required to post an additional $225 million in cash collateral related to the interest rate swaps. As of March 31, 2020, Occidental had received $212 million of collateral from brokers, which is netted with derivative assets. Initial margin of $65 million was deposited with brokers as of December 31, 2019 related to marketing derivatives.

GAINS AND LOSSES ON DERIVATIVES
The following table presents the effect of Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended March 31,
Income Statement Classification	2020	2019

Oil Collars and Calls
Net sales	$952	$—
Marketing Derivatives
Net sales (a)	410	564
Interest Rate Swaps
Losses on interest rate swaps and warrants, net	(669)	—
Warrants
Gains on interest rate swaps and warrants, net	84	—
(a) Includes derivative and non-derivative marketing activity.

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
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed at March 31, 2020, was $244 million (net of $204 million collateral), primarily related to acquired interest-rate swaps, and $787 million (net of $169 million of collateral) at December 31, 2019.

NOTE 7 - FAIR-VALUE MEASUREMENTS

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

FAIR-VALUES - RECURRING
In January 2012, Occidental entered into a long-term contract to purchase carbon dioxide (CO2). This contract contains a price adjustment clause that is linked to changes in NYMEX crude oil prices. Occidental determined that the portion of this contract linked to NYMEX oil prices is not clearly and closely related to the host contract, and Occidental therefore bifurcated this embedded pricing feature from its host contract and accounts for it at fair value in the Consolidated Condensed Financial Statements.

The following tables provide fair-value measurement information for embedded derivatives that are measured on a recurring basis:

millions	Fair-Value Measurements Using
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
As of March 31, 2020
Accrued liabilities	$—	$105	$—	$—	$105
Deferred credits and other liabilities - other	—	67	—	—	67

As of December 31, 2019
Accrued liabilities	$—	$40	$—	$—	$40
Deferred credits and other liabilities - other	—	49	—	—	49

FAIR-VALUES - NONRECURRING - IMPAIRMENTS
Given (1) the abrupt decline in oil commodity prices beginning in March 2020 caused by a collapse in demand for oil and natural gas due to the slowdown in worldwide economic activity attributable to the COVID-19 pandemic and government-imposed travel restrictions and business closures and the institution of quarantining and other restrictions on movement in many communities worldwide and a dispute among the Organization of the Petroleum Exporting Countries and its broader partners (OPEC+) regarding the level of oil production and (2) changes to management's 2020 exploration and development plans resulting therefrom, Occidental's oil and gas segment recognized pre-tax impairment and related charges of $581 million primarily related to both proved and unproved oil and gas properties and a lower of cost or net realizable value adjustment for crude inventory. Occidental identified certain proved oil and gas assets which would be significantly impacted in the near term due to declines in prices and changes in management's 2020 development plans and assessed those assets for impairment. Occidental recorded proved property impairments of $293 million related to certain assets in Oman, Bolivia and the Gulf of Mexico. The fair value of the proved properties was measured based on the income approach, which incorporated assumptions involving expectations of future cash flows. These assumptions included estimates of future product prices, which Occidental based on a combination of market information and published industry resources, estimates of oil and gas reserves, estimates of future expected operating and capital costs and a risk-adjusted discount rate of 10 percent. These inputs are categorized as Level 3 in the fair value hierarchy. Unproved property impairments, of approximately $241 million, primarily relate to domestic onshore undeveloped leases and offshore Gulf of Mexico where Occidental no longer intends to pursue exploration, appraisal or development activities primarily due to the reduction in near-term capital plans.
Since March 31, 2020, the near-term futures price for oil has continued to decrease as inventory and supply imbalances have magnified as a result of the pandemic related drop in demand for oil. If the macro-economic conditions that exist as of the date of this filing continue or worsen, it is likely that most, if not all, of Occidental’s oil and properties will be tested for impairment during the second quarter of 2020, which could result in additional non-cash asset impairments, and such impairments could be material to Occidental’s consolidated financial statements.

GOODWILL
As of December 31, 2019, Occidental had $1.2 billion of goodwill related to its ownership in WES. Significant declines in the market value of WES’s publicly traded units resulted in management’s determination that more likely than not the fair value of the reporting unit was significantly less than its carrying value and the remaining $1.2 billion in goodwill was fully impaired in the first quarter of 2020. The market value of WES's publicly traded units is considered a Level 1 input.

NOTE 8 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	March 31, 2020	December 31, 2019
Total borrowings at face value	$37,401	$37,401
Adjustments to book value:
Unamortized premium, net	892	914
Debt issuance costs	(117)	(125)
Long-term finance leases	308	347
Current finance leases	38	51
Total debt and finance leases	38,522	38,588
Less current maturities of long-term debt	(2,464)	(51)
Long-term debt, net	$36,058	$38,537

DEBT ACTIVITY
On March 23, 2020, Occidental amended the sole financial covenant in its revolving credit facility (RCF) and Term Loan by revising the definition of "Total Capitalization" within each agreement to exclude any non-cash write-downs, impairments and related charges occurring after September 30, 2019. The amendments provide Occidental with additional flexibility in the event of any such write-downs, impairments or other changes under the ratio of Total Debt to Total Capitalization covenant.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of March 31, 2020, was $21.8 billion. The majority of Occidental's debt is classified as Level 1, with $2.3 billion classified as Level 2. At December 31, 2019, the estimated fair value of Occidental's debt was $38.8 billion. The decline in fair value reflects the market's uncertainty regarding the ongoing impact to Occidental from COVID-19 related reductions in oil and gas demand and the resulting historically low oil price environment.

NOTE 9 - LEASE COMMITMENTS

Occidental’s operating lease agreements include leases for oil and gas exploration and development equipment, including offshore and onshore drilling rigs and storage platforms of $105 million, compressors of $154 million and other field equipment of $341 million, which are recorded gross on the Consolidated Condensed Balance Sheet and in the lease cost disclosures below. Contract expiration terms generally range from two to eight years. Further, actual expenditures are netted against joint-interest recoveries on the income statement through the normal joint-interest billing process. Occidental’s leases also include pipelines, rail cars, storage facilities, easements and real estate of $619 million, which typically are not associated with joint-interest recoveries. Real estate leases have contract expiration terms ranging from one to thirteen years.
Occidental’s finance lease agreements include leases for oil and gas exploration and development equipment, as well as real estate offices, compressors and field equipment of approximately $347 million.
The following table presents lease balances and their location on the Consolidated Condensed Balance Sheet at March 31, 2020 and December 31, 2019:

millions	Balance sheet location	2020	2019
Assets:
Operating	Operating lease assets	$1,193	$1,385
Finance	Property, plant and equipment	343	397
Total lease assets		$1,536	$1,782

Liabilities:
Current
Operating	Current operating lease liabilities	$453	$569
Finance	Current maturities of long-term debt	38	51
Non-current
Operating	Deferred credits and other liabilities - Operating lease liabilities	768	854
Finance	Long-term debt, net	308	347
Total lease liabilities		$1,567	$1,821

At March 31, 2020, Occidental's leases expire based on the following schedule:

	Operating	Finance
millions	Leases (a)	Leases (b)	Total
Remainder of 2020	$382	$31	$413
2021	386	37	423
2022	136	34	170
2023	102	32	134
2024	81	30	111
Thereafter	248	261	509
Total lease payments	1,335	425	1,760
Less: Interest	(114)	(79)	(193)
Total lease liabilities	$1,221	$346	$1,567
(a) The weighted-average remaining lease term is 4.8 years and the weighted-average discount rate is 2.85%.
(b) The weighted-average remaining lease term is 11.8 years and the weighted-average discount rate is 3.39%.

The following tables present Occidental's total lease cost and classifications, as well as cash paid for amounts included in the measurement of operating and finance lease liabilities:

millions	Three months ended March 31,
Lease cost classification (a)	2020	2019
Operating lease costs (b):
Property, plant and equipment, net	$85	$91
Cost of sales	143	77
Selling, general and administrative expenses	21	16
Finance lease cost:
Amortization of ROU assets	4	—
Interest on lease liabilities	3	—
Total lease cost	$256	$184
(a) Amounts reflected are gross before joint-interest recoveries.
(b) Includes short-term lease cost of $54 million and $86 million for the three months ended March 31, 2020 and 2019, respectively. Includes variable lease cost of $38 million and $31 million for the three months ended March 31, 2020 and 2019, respectively.

	Three months ended March 31,
millions	2020	2019
Operating cash flows	$145	$48
Investing cash flows	$36	$19
Financing cash flows	$9	$—

NOTE 10 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

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
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for matters, other than for environmental remediation, that satisfy this criteria as of March 31, 2020, and December 31, 2019, were not material to Occidental’s Consolidated Condensed Balance Sheets.
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental's Participation Contract for Block 15. The awarded amount represented a recovery of 60 percent of the value of Block 15. In 2017, Andes Petroleum Ecuador Ltd. (Andes) filed a demand for arbitration, claiming it is entitled to a 40 percent share of the judgment amount obtained by Occidental. Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60 percent economic interest in the block. The merits hearing is scheduled for May 2020. The hearing date is subject to change due to the COVID-19 pandemic. Occidental intends to vigorously defend against this claim in arbitration.
On May 30, 2019, a complaint was filed in the Court of Chancery of the State of Delaware by purported Occidental stockholders High River Limited Partnership, Icahn Partners Master Fund LP and Icahn Partners LP (the Icahn Complainants), captioned High River Ltd. P’ship v. Occidental Petroleum Corp., C.A. No. 2019-0403-JRS, seeking inspection of Occidental’s books and records pursuant to Section 220 of the Delaware General Corporation Law (the Section 220 Demand). On June 14, 2019, Occidental filed an answer to the complaint in the Court of Chancery of the State of Delaware. A trial was held on September 20, 2019, and the court dismissed the Icahn Complaint. The Icahn Complainants appealed and oral arguments occurred in February 2020. On March 25, 2020, as part of the Director Appointment and Nomination Agreement, the Icahn Complainants agreed to (i) withdraw and not renew its Section 220 Demand and (ii) pursuant to the Rules of the Supreme Court of the State of Delaware, (1) stipulate to the dismissal with prejudice of the appeal filed by the Icahn Complainants in the Supreme Court of the State of Delaware in the case of High River Ltd. P’ship v. Occidental Petroleum Corp. and (2) use reasonable best efforts to obtain Court approval of such stipulation of dismissal.
In August 2019, Sanchez Energy Corporation and certain of its affiliates (Sanchez) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Sanchez is a party to agreements with Anadarko as a result of its 2017 purchase of Anadarko's Eagle Ford Shale assets. In a recent filing in the bankruptcy proceeding, Sanchez stated that it intends to reject all agreements related to the purchase of Anadarko’s Eagle Ford Shale assets. If Sanchez is permitted to reject certain of the agreements, then Anadarko may owe deficiency payments to various third parties. The Company intends to defend vigorously any attempt by Sanchez to reject the agreements.
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

TAX MATTERS
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. For the legacy Occidental group, taxable years through 2016 for U.S. federal income tax purposes have been audited by the U.S. Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Taxable years through 2009 have been audited for state income tax purposes. While a single foreign tax jurisdiction is open for 2002, all other significant audit matters in foreign jurisdictions have been resolved through 2010. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
For Anadarko, its taxable years through 2016 for U.S. federal and state income tax purposes have been audited by the IRS and respective state taxing authorities. There are outstanding significant audit matters in one foreign jurisdiction. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Other than the matter discussed below, Occidental believes that the resolution of these outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations. Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. The case is currently in the IRS appeals process. If the matter is not resolved in the IRS appeals process, Occidental expects to continue pursuing resolution in the U.S. Tax Court. While Occidental believes it is entitled to this refund, in accordance with ASC 740’s guidance on the accounting for uncertain tax positions, as of March 31, 2020, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded for financial statement purposes other than future interest. A liability was recorded in deferred credits and other liabilities - other at December 31, 2019, for the amount to be repaid plus interest in the event Occidental does not prevail.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (hereafter, CARES Act), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including provisions allowing for immediate refund of remaining unutilized AMT credits as well as allowing a 5-year carryback of net operating losses generated in tax years 2018, 2019, and 2020. Occidental anticipates a cash refund of approximately $195 million as a result of the aforementioned AMT credit and NOL carryback provisions enacted as of March 31, 2020. However, Occidental does not currently expect the various provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets. Occidental will continue to monitor additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2020, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 11 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

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

ENVIRONMENTAL REMEDIATION
As of March 31, 2020, Occidental participated in or monitored remedial activities or proceedings at 177 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of March 31, 2020. The current portion, $160 million, is included in accrued liabilities and the non-current portion, $1.0 billion, in deferred credits and other liabilities - environmental remediation liabilities.

Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	37	$459
Third-party sites	73	301
Occidental-operated sites	17	152
Closed or non-operated Occidental sites	50	265
Total	177	$1,177

As of March 31, 2020, Occidental’s environmental remediation liabilities exceeded $10 million each at 19 of the 177 sites described above, and 101 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 45 percent of the period-end remediation balance at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2019.

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

NOTE 12 - RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various defined benefit pension plans for certain domestic union, non-union hourly and foreign national employees. In addition, Occidental also provides medical and other benefits for certain active, retired and disabled employees and their eligible dependents.
In conjunction with the Acquisition, Occidental acquired certain Anadarko contributory and non-contributory defined benefit pension plans, which include both qualified and supplemental plans, and plans that provide health care and life insurance benefits for certain retired employees. The Anadarko pension and postretirement obligations were remeasured as of the Acquisition date. The disclosures below exclude the Africa Assets classified as held for sale as of March 31, 2020.
Net periodic benefit costs related to pension benefits included a settlement gain of $9 million, a curtailment gain of $5 million and a $16 million cost of special termination benefits for the three months ended March 31, 2020. The settlement and curtailment gains and the cost of special termination benefits for 2020 primarily relate to the separation program initiated in conjunction with the Acquisition. Excluding these items, net periodic benefit costs related to pension benefits were $11 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.
Net periodic benefit costs related to postretirement benefits were $20 million and $14 million for the three months ended March 31, 2020 and 2019, respectively.
Occidental contributed approximately $91 million and $1 million in the three months ended March 31, 2020 and 2019, respectively, to its defined benefit plans. The increase in contributions is primarily due to distributions from the Anadarko supplemental plans related to the severance program described above.

NOTE 13 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three months ended March 31,
millions except per-share amounts	2020	2019
Net income (loss)	$(2,013)	$631
Less: Preferred stock dividends	(219)	—
Net income (loss) attributable to common stock	(2,232)	631
Less: Net income allocated to participating securities	—	(3)
Net income (loss) attributable to common stock, net of participating securities	$(2,232)	$628

Weighted average number of basic shares	896.7	748.9

Basic earnings (loss) per common share	$(2.49)	$0.84

Net income (loss) attributable to common stock, net of participating securities	$(2,232)	$628

Weighted-average number of basic shares	896.7	748.9
Dilutive securities	—	1.6
Total diluted weighted-average common shares	896.7	750.5

Net income (loss) attributable to common stockholders per share—diluted	$(2.49)	$0.84

PREFERRED STOCK
In connection with the Acquisition, Occidental issued 100,000 shares of series A preferred stock (the Preferred Stock), having a face value of $100,000 per share. Dividends on the Preferred Stock will accrue on the face value at a rate per annum of 8 percent, but will be paid only when, as and if declared by Occidental’s Board of Directors. The Board of Directors will assess market conditions and Occidental's financial position on a quarterly basis to determine whether the dividend on the Preferred Stock will be paid in shares of common stock, in cash or a combination of shares of common stock and cash. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9 percent. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9 percent per annum. If preferred dividends are not paid in full Occidental is prohibited from paying dividends on common stock.
In March 2020, the Board of Directors elected to declare its quarterly dividend on the Preferred Stock payable in April 2020 in shares of common stock. In accordance with the Certificate of Designations, the number of shares issued was calculated based on 90 percent of the average of the volume weighted average price over each of the ten consecutive trading days following the dividend declaration date. On April 15, 2020, Occidental issued approximately 17 million shares of common stock to the holders of Preferred Stock as of March 31, 2020. The shares of common stock associated with the April stock dividend and the potential shares of common stock associated with the Warrants were excluded from dilutive shares outstanding for the three months ended March 31, 2020, as they would have been anti-dilutive.

NOTE 14 - INDUSTRY SEGMENTS

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. Income taxes, interest income, interest expense, environmental remediation expenses, Anadarko acquisition-related costs and unallocated corporate expenses are included under Corporate and Eliminations. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions. The following table presents Occidental’s industry segments:

millions	Oil and Gas		Chemical	Midstream and Marketing		Corporate and Eliminations		Total
Three months ended March 31, 2020
Net sales	$4,857		$962	$790		$(199)		$6,410
Income (loss) from continuing operations before income taxes	$179	(a)	$186	$(1,287)	(b)	$(1,173)	(c)	$(2,095)
Income tax benefit	—		—	—		82		82
Income (loss) from continuing operations	$179		$186	$(1,287)		$(1,091)		$(2,013)

Three months ended March 31, 2019
Net sales	$2,351		$1,059	$816		$(222)		$4,004
Income (loss) from continuing operations before income taxes	$484		$265	$279		$(172)		$856
Income tax expense	—		—	—		(225)		(225)
Income (loss) from continuing operations	$484		$265	$279		$(397)		$631
(a) Includes $317 million related to domestic asset impairments and other charges, $952 million gain on the oil collars and calls and $264 million related to foreign asset impairments for the three months ended March 31, 2020.
(b) Includes $1.4 billion impairment related to the write-off of goodwill and a loss from an equity investment related to WES's writeoff of its goodwill for the three months ended March 31, 2020.
(c) Includes $148 million in expenses related to Anadarko acquisition-related costs, $669 million loss on interest rate swaps and $84 million in warrant gains for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion should be read together with the Consolidated Condensed Financial Statements and the Notes to Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of Occidental's Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K); and the information set forth in Risk Factors under Part I, Item 1A of the 2019 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this report, “Occidental” means Occidental Petroleum Corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, and they include, but are not limited to: any projections of earnings, revenue or other financial items or future financial position or sources of financing; any statements of the plans, strategies and objectives of management for future operations or business strategy; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “likely” or similar expressions that convey the prospective nature of events or outcomes are generally indicative of forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update, modify or withdraw any forward-looking statements as a result of new information, future events or otherwise.
Although Occidental believes that the expectations reflected in any of our forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: the extent to which Occidental is able to successfully integrate Anadarko Petroleum Corporation (Anadarko), manage expanded operations and realize the anticipated benefits of combining Occidental and Anadarko; the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets, repay or refinance debt and the impact of changes to Occidental’s credit ratings; assumptions about energy markets and fluctuations in global and local commodity and commodity-futures prices; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; unexpected changes in costs; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment; not successfully completing, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; uncertainties and liabilities associated with acquired and divested properties and businesses; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties about the estimated quantities of oil, natural gas and natural gas liquids reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling or other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; general economic conditions, including slowdowns, domestically or internationally, and volatility in the securities, capital or credit markets; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; adverse tax consequences; governmental actions and political conditions and events; legislative or regulatory changes; environmental risks and liability under international, provincial, federal, regional, state, tribal, local and foreign environmental laws and regulations (including remedial actions); asset and goodwill impairments; litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber-attacks or insurgent activity; the creditworthiness and performance of our counterparties; failure of risk management; Occidental’s ability to retain and hire key personnel; reorganization or restructuring of Occidental’s operations; changes in tax rates; and actions by third parties that are beyond Occidental's control. The unprecedented nature of the COVID-19 pandemic and recent market decline may make it more difficult to identify potential risks, give rise to risks that are currently unknown or amplify the impact of known risks.
Additional information concerning these and other factors can be found in Occidental’s filings with the U.S. Securities and Exchange Commission, including Occidental’s 2019 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, natural gas and NGL prices, the Midland to Gulf Coast oil spreads and the prices it receives for its chemical products. Beginning in the first quarter of 2020, the worldwide economy has been severely impacted by the ongoing effects of the COVID-19 pandemic, which has resulted in a dramatic reduction in oil and gas demand as travel restrictions and stay-at-home orders are in place for much of the world. In March 2020, despite falling demand, certain members of the Organization of the Petroleum Exporting Countries and its broader partners (OPEC+) announced their intention to increase crude oil production, and the resulting oversupply led to further declines in oil and gas prices. Since March 6, 2020, the date that OPEC+ did not initially agree on production cuts, the spot price for West Texas Intermediate (WTI) fell approximately 63 percent, closing on March 31, 2020 at $20.48. On April 12, 2020, certain members of OPEC+ agreed to production cuts intended to mitigate the oil supply and demand imbalance to stabilize prices; however, these production cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic and near-term oil prices have continued to decline throughout April 2020. As of April 30, 2020, the oil futures price for the remainder of calendar 2020 is down approximately 20% from March 31, 2020. In addition, oil spreads and pricing at physical markets have been negatively impacted and domestic storage capacity is expected to be fully utilized by the end of May 2020. We expect that oil prices and the availability of storage capacity in the near-term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on oil and gas demand and the extent to which countries abide by the OPEC+ production agreement.

LIQUIDITY
In response to the dramatic drop in oil prices, Occidental has taken significant measures to reduce its 2020 capital expenditures and cash operating and corporate costs to increase its liquidity. Specifically, Occidental has:

•Reduced its 2020 capital budget to a range of $2.4 to $2.6 billion from $5.2 to $5.4 billion, a midpoint reduction of more than 50%;
•Made significant cuts to its 2020 operating and corporate costs that are expected to result in cash savings of over $1.0 billion, including significant salary reductions for officers and employees;
•Announced the Board of Directors' intention on March 10, 2020 to reduce the quarterly common stock dividend to $0.11 per share from $0.79 per share, effective July 2020, subject to Board approval, which on an annualized basis will reduce its dividend outlay by approximately $2.4 billion to enhance Occidental’s liquidity;
•Elected to pay its quarterly dividend on the Series A preferred stock in the form of shares of common stock, in lieu of cash, for the second quarter 2020, preserving $200 million of liquidity. The Board of Directors will assess market conditions and Occidental's financial position on a quarterly basis to determine whether the Series A preferred stock dividend will be paid in shares of common stock, in cash or a combination of shares of common stock and cash; and
•Availed itself of certain temporary tax and deferred pension funding measures included in the Coronavirus Aid, Relief and Economic Security (CARES) Act, which is expected to increase its 2020 liquidity by an estimated $275 million.

Occidental entered into three-way oil collar derivative instruments in 2019 to reduce its exposure to commodity-price risk and increase the predictability of near-term cash flows. As of March 31, 2020, these three-way oil collars covered 350 MBOED for the remainder of calendar year 2020. As of March 31, 2020, Occidental had a receivable of $108 million associated with these instruments, which was received in April 2020, and the remaining net fair value of the three-way collars was $776 million. See Note 6 - Derivatives in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Occidental believes that the significant actions outlined above enhance its liquidity position to fund its operations. Occidental will continue to evaluate the economic environment as well as the commodity price environment and may make further adjustments to its levels of expenditures, operating and corporate costs and dividends. However, the ultimate impact of the COVID-19 pandemic on Occidental's results of operations, cash flows and financial position are unknown, and those impacts could be material. Additionally, actions taken in response to the current macro-environment may result in the long-term reduction of its capital expenditure and production profile.

DEBT MATURITIES
As of March 31, 2020, Occidental had $2.0 billion of cash and cash equivalents on hand, and as of the date of this filing, $5 billion of borrowing capacity under its existing revolving credit facility (RCF) which matures in 2023. Occidental has debt maturities of approximately $6.4 billion in 2021 (including $2.4 billion due in the first quarter of 2021) and $4.7 billion in 2022. In addition, Occidental’s Zero Coupon senior notes due 2036 (Zero Coupons) have an aggregate principal amount due at maturity of approximately $2.3 billion in 2036. The Zero Coupons can be put to Occidental in

October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2020, which, if put in whole, would require a payment of $992 million at such date. Occidental currently has the intent and ability to meet this obligation using amounts available under the RCF should the put right be exercised.
Occidental continues to pursue divestitures of certain assets and intends to use the proceeds from any asset sales to repay its nearer-term debt maturities, but the expected timing and final proceeds from such asset sales are uncertain. While Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next twelve months from the date of this filing; given the inherent uncertainty associated with the duration and severity of the COVID-19 pandemic and its resulting impact on oil demand, Occidental may need to seek additional liquidity sources, extend debt maturities, or both, to fund its operations.

DEBT RATINGS
In March 2020, Occidental's long-term debt credit ratings were downgraded. As of March 31, 2020, Occidental’s long-term debt was rated BB+ by both Standard and Poor’s (S&P) and Fitch Ratings (Fitch), and Ba1 by Moody’s Investors Service (Moody’s). The downgrade in credit ratings could impact Occidental's ability to access capital and increase its cost of capital. In addition, as a result of the credit ratings downgrades, Occidental may be requested, and in some cases required, to provide collateral in the form of letters of credit, surety bonds, cash or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments. As of the date of this filing, Occidental has provided financial assurances through a combination of cash, surety bonds, and letters of credit made available to us on a bilateral basis and have not issued any letters under the RCF. For additional information, see Risk Factors in Part 1, Item 1A of Occidental’s 2019 Form 10-K.

IMPACT OF COVID-19 PANDEMIC TO GLOBAL OPERATIONS
Occidental is focused on protecting the health and safety of its employees and contractors during the COVID-19 pandemic. Occidental has already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives. To date, Occidental has not incurred any significant disruptions to its day-to-day operations as a result of any workplace restrictions related to the COVID-19 pandemic.
Occidental's current and future operations are impacted by the low crude oil price environment. Measures taken by management to reduce 2020 capital and operating expenditures to increase liquidity have resulted in certain onshore oil and gas production to be temporarily shut-in resulting in declines in future production. In addition to temporary shut-ins, Occidental and other U.S. producers started reducing drilling operations as early as mid-March 2020. Domestic crude oil supply continues to exceed demand, which has led to record level of storage builds across the United States and globally. As storage capacity fills, possibly as early as the end of May 2020, Occidental may be forced to curtail some portion of our production. Depending on the length and severity of the current environment and management's response, additional declines in production declines may occur.

POTENTIAL FOR ADDITIONAL FUTURE IMPAIRMENTS
The precipitous fall in oil prices resulted in Occidental recognizing asset impairments of approximately $534 million in the first quarter of 2020. These impairments were primarily associated with project cancellations, expiring leaseholds as a result of the decrease in near-term capital spending and assets nearing the end of their productive life. Since March 31, 2020, the near-term futures price for oil has decreased, as inventory and supply imbalances, and limitations on available domestic storage capacity, have magnified as a result of the pandemic-related drop in demand for oil. As such, based on the conditions existing as of the date of this filing, it is likely that most, if not all, of Occidental’s oil and properties will be tested for impairment during the second quarter of 2020, which could result in additional non-cash asset impairments, and such impairments could be material to Occidental’s consolidated financial statements. Occidental’s net book value with respect to its proved and unproved oil and gas properties was $67 billion as of March 31, 2020. This includes $44 billion related to oil and gas properties that were recorded at fair value as of the date of the Acquisition. The three-year average WTI oil futures price was approximately $51 per barrel on the date the Acquisition closed.
In addition, in the first quarter of 2020 Occidental fully impaired $1.2 billion of goodwill that was related to its investment in WES. Given the significant drop in WES’s market capitalization from year-end 2019, Occidental determined that it was more likely than not that the fair value of the reporting unit was below the carrying value of the reporting unit. Occidental’s equity method investment carrying amount in WES is $4.8 billion as of March 31, 2020. The initial carrying amount was established based on WES’s market capitalization as of December 31, 2019 upon Occidental’s loss of control of WES’s general partner, and accordingly, Occidental has concluded that the short-term loss in value did not meet the other-than-temporary criteria under accounting literature governing equity method investments as of March 31, 2020. However, if WES’s unit price remains significantly below its year-end 2019 unit price for a sustained period of time, Occidental would be required to reduce the carrying amount of its equity method investment in WES.

PROVED RESERVES
Occidental's proved reserves are estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable year. The average prices used to compute proved reserves at December 31, 2019, were $55.69 per barrel for WTI, $63.03 per barrel for Brent, and $2.58 per MMBtu for Henry Hub. The current commodity price environment is significantly lower than the average prices above, closing at $20.48 per barrel for WTI, $22.74 per barrel for Brent and $1.64 per MMBtu for Henry Hub on March 31, 2020. The average first-day-of-the-month prices for first five months of 2020 are $39.49 per barrel for WTI, $45.17 per barrel for Brent, and $1.80 per MMBtu for Henry Hub. If commodity prices continue to remain below the average prices used to estimate December 2019 proved reserves, Occidental would expect negative price-related reserve revisions during 2020, the magnitude of which could be significant. In addition, as Occidental lowers its projected capital spending this could result in a material amount of proved undeveloped reserves no longer being supportable within a five-year development plan and thus no longer meeting the criteria to be classified as proved. Occidental had proved undeveloped reserves of 904 MMBOE at December 31, 2019.
The most significant ongoing financial statement effect from a change in Occidental’s oil and gas reserves or impairment of its proved properties would be to the DD&A rate. For example, a 5% increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $1.15 per barrel, which would increase or decrease pre-tax income by approximately $530 million annually at current production rates.

CONSOLIDATED RESULTS OF OPERATIONS

Occidental reported a loss from continuing operations of $2.0 billion for the first quarter of 2020 on net sales of $6.4 billion, compared to income from continuing operations of $631 million on net sales of $4.0 billion for the first quarter of 2019. Diluted earnings from continuing operations per share was a loss of $2.49 for the first quarter of 2020 compared to earnings of $0.84 for the first quarter of 2019.
Excluding the impact of asset impairments, gains on the oil collars and calls, net losses on the interest rate swaps and acquisition-related costs the decrease in income from continuing operations for the three months ended March 31, 2020, compared to the same periods in 2019, is primarily related to lower crude oil prices, lower realized caustic soda prices and lower marketing margins, the effects of which were partially offset by higher crude oil production volumes acquired with the Acquisition.

SELECTED STATEMENTS OF OPERATIONS ITEMS
Net sales increased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to increased production from the assets acquired through the Acquisition. These results were partially offset by lower oil prices.
Oil and gas operating expense and transportation expense increased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to higher production costs for surface operations and maintenance due to increased production as a result of the Acquisition. Purchased commodities increased for the three months ended March 31, 2020, compared to the same period in 2019, due to higher third-party crude purchases related to the midstream and marketing segment. DD&A (depreciation, depletion and amortization) expense increased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to depreciation associated with assets acquired through the Acquisition.
Interest and debt expense, net, increased for the three months ended March 31, 2020, compared to the same period in 2019, due to the increase in debt issued to partially fund the Acquisition, as well as the debt assumed through the Acquisition.
The decrease in the provision for income taxes for the three months ended March 31, 2020 compared to the same period in 2019 reflects lower pre-tax income which is primarily offset by the impairment of the WES goodwill and foreign assets, for which the company receives no tax benefit.
The difference between the 4 percent effective tax rate for the first quarter of 2020 and the 21 percent U.S. federal statutory tax rate is primarily driven by the impairment of the WES goodwill and foreign assets, for which the company receives no tax benefit.

SEGMENT RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

SEGMENT RESULTS OF OPERATIONS
Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical, and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGL) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil, condensate, NGL, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity, and invests in entities that conduct similar activities such as Western Midstream Partners, L.P. (WES).
The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2020, and 2019:

	Three months ended March 31,
millions	2020		2019
Net sales (a)
Oil and Gas	$4,857		$2,351
Chemical	962		1,059
Midstream and Marketing	790		816
Eliminations	(199)		(222)
Total	$6,410		$4,004
Income from continuing operations
Oil and Gas	$179	(b)	$484
Chemical	186		265
Midstream and Marketing	(1,287)	(c)	279
Total	$(922)		$1,028
Unallocated corporate items
Interest expense, net	(352)		(83)
Income tax benefit (expense)	82		(225)
Other items, net	(821)	(d)	(89)
Income (loss) from continuing operations	$(2,013)		$631
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) Includes $317 million related to domestic asset impairments and other charges, $952 million gain on the oil collars and calls and $264 million related to foreign asset impairments for the three months ended March 31, 2020.
(c) Includes $1.4 billion impairment related to the write-off of goodwill and a loss from an equity investment related to WES's write-off of its goodwill for the three months ended March 31, 2020.
(d) Includes $148 million in expenses related to Anadarko acquisition-related costs, $669 million loss on interest rate swaps and $84 million in warrant gains for the three months ended March 31, 2020.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that either arose in connection with the Acquisition or vary widely and unpredictably in nature, timing, and amount:

millions	Three months ended March 31, 2020
Oil and Gas
Asset impairments - domestic	$(317)
Asset impairments - international	(264)
Oil collars mark-to-market gain	952
Total oil and gas	$371

Midstream and Marketing
Goodwill impairment and equity losses	$(1,458)

Corporate
Anadarko acquisition-related costs	$(148)
Interest rate swaps mark-to-market loss	(669)
Gains on warrants	84
Total corporate	$(733)

Tax effect of items affecting comparability	55
Total	$(1,765)

There were no items affecting comparability for the three months ended March 31, 2019.

OIL AND GAS SEGMENT
Oil and gas segment earnings were $179 million for the three months ended March 31, 2020, compared with segment earnings of $484 million for the same period of 2019. Excluding the impact of asset impairments and other charges and gains on the oil collars and calls, the decrease in earnings primarily reflected lower realized crude oil, NGL and natural gas prices, partially offset by higher crude oil, NGL and natural gas sales volumes mostly due to added production from the Acquisition.

The following table sets forth the total sales volumes per day for oil and NGL in thousands of barrels (MBBL) or millions of cubic feet per day for natural gas (MMCF):

	Three months ended March 31,
	2020	2019
Sales Volumes per Day
Oil (MBBL)
United States	662	277
Middle East	85	139
Latin America	35	27
NGL (MBBL)
United States	230	79
Middle East	33	34
Natural Gas (MMCF)
United States	1,695	389
Middle East	528	544
Latin America	8	6
Total Continuing Operations Volumes (MBOE) (a)	1,417	713
Discontinued Operations - Africa	78	—
Total Sales Volumes (MBOE) (a)	1,495	713
(a) Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six MCF of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalence.

Average daily sales volumes from continuing operations were 1,417 thousands of barrels of oil equivalent per day (MBOED) for the first quarter of 2020, compared to 713 MBOED for the first quarter of 2019. The increase in average daily sales volumes from continuing operations of 704 MBOED is primarily due to acquired production from the Acquisition, including 326 MBOED in the DJ Basin, 180 MBOED in the Delaware Basin and 163 MBOED in the Gulf of Mexico.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended March 31,
	2020	2019
Average Realized Prices
Oil ($/BBL)
United States	$45.71	$48.38
Middle East	$57.75	$60.50
Latin America	$47.20	$55.52
Total Worldwide	$47.08	$52.62
NGL ($/BBL)
United States	$11.98	$16.79
Middle East	$18.85	$21.30
Total Worldwide	$12.82	$18.14
Natural Gas ($/MCF)
United States	$1.18	$1.36
Latin America	$6.62	$7.37
Total Worldwide	$1.32	$1.55

Average Index Prices
WTI oil ($/BBL)	$46.17	$54.90
Brent oil ($/BBL)	$50.95	$63.90
NYMEX gas ($/MCF)	$2.05	$3.24

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	102%	96%
Worldwide oil as a percentage of average Brent	92%	82%
Worldwide NGL as a percentage of average WTI	28%	33%
Domestic natural gas as a percentage of average NYMEX	58%	42%

CHEMICAL SEGMENT
Chemical segment earnings for the three months ended March 31, 2020, and 2019 were $186 million and $265 million, respectively. The decline in the first quarter of 2020 primarily reflected a decline in realized caustic soda prices slightly offset by lower raw material ethylene and natural gas costs.

MIDSTREAM AND MARKETING SEGMENT
Midstream and marketing segment loss for the three months ended March 31, 2020 was $1.3 billion compared with earnings of $279 million for the same period in 2019. Segment losses for the three months ended March 31, 2020 included impairments and related charges of $1.4 billion, primarily related to the impairment of goodwill related to WES, a loss from an equity investment related to WES's write-off of its goodwill and impairments to record inventory at the lower of cost or net realizable value. Excluding these impairments, midstream and marketing earnings declined compared to the prior period mainly due to the decline in crude oil spreads on increased marketing volume as a result of the Acquisition, lower sulfur prices impacting gas processing and lower pipeline income from the sale of the Plains equity investment in the third quarter of 2019.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended March 31,
millions, except percentages	2020	2019
Income (loss) from continuing operations before income taxes	$(2,095)	$856
Income tax (expense) benefit
Federal and state	90	(74)
Foreign	(8)	(151)
Total income tax (expense) benefit	$82	$(225)
Income (loss) from continuing operations	$(2,013)	$631
Worldwide effective tax rate	4%	26%

The difference between the 4 percent effective tax rate for the first quarter of 2020 and the 21 percent U.S. federal statutory tax rate is primarily driven by the impairment of the WES goodwill and foreign assets, for which the company receives no tax benefit.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (hereafter, CARES Act), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including provisions allowing for immediate refund of remaining unutilized AMT credits as well as allowing a 5-year carryback of net operating losses generated in tax years 2018, 2019, and 2020. Occidental anticipates a cash refund of approximately $195 million as a result of the aforementioned AMT credit and NOL carryback provisions enacted as of March 31, 2020. However, Occidental does not currently expect the various provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets. Occidental will continue to monitor additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, Occidental had $2.0 billion in cash and cash equivalents and $0.2 billion in restricted cash and restricted cash equivalents, which was primarily associated with a benefits trust for former Anadarko employees that was funded as part of the Acquisition. Restricted cash within the benefits trust will be made available to Occidental as payments are made to former Anadarko employees. Refer to the Current Business Outlook section of the Management’s Discussion and Analysis for actions Occidental has taken to improve its liquidity position in the current business environment.
Operating cash flow from continuing operations was $1.2 billion for the first three months of 2020, compared to $0.9 billion for the same period of 2019. The increase in operating cash flow from continuing operations mainly reflected higher production, which was partially offset by lower oil prices and Acquisition-related costs.
Occidental’s net cash used by investing activities from continuing operations was $1.5 billion for the first three months of 2020, compared to $1.4 billion for the same period of 2019. Capital expenditures for the first three months of 2020 and 2019 were $1.3 billion, of which substantially all was for the oil and gas segment. The primary use of cash for investing activities was capital expenditures related to Permian assets.
Occidental’s net cash used by financing activities from continuing operations was $1.0 billion for the first three months of 2020, compared to $0.8 billion cash used for the same period of 2019. Cash used by financing activities for the first three months of 2020 mainly reflected the payment of dividends.
As of March 31, 2020, and as of the date of this filing, Occidental was in compliance with all covenants of its financing agreements. While Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next twelve months from the date of this filing; given the inherent uncertainty associated with the duration and severity of the COVID-19 pandemic and its resulting impact on oil demand, Occidental may need to seek additional liquidity sources, extend debt maturities, or both, to fund its operations.
For more information regarding upcoming debt maturities, liquidity-improvement initiatives and the impact of the COVID-19 pandemic and challenging oil and gas demand environment on Occidental’s liquidity and capital resources, see the Current Business Outlook section of the Management’s Discussion and Analysis.

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
See Note 11 - Environmental Liabilities and Expenditures in the Notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and to the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K for additional information regarding Occidental’s environmental liabilities and expenditures.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 10 - Lawsuits, Claims, Commitments and Contingencies, in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

RECENTLY ADOPTED ACCOUNTING AND DISCLOSURE STANDARDS

See Note 2 - Accounting and Disclosure Changes, in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Occidental's primary market risks are attributable to fluctuations in commodity prices and interest rates. These risks can affect revenues and cash flows, and Occidental's risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments used by Occidental include futures, swaps, options and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by Occidental is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and Occidental may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to Occidental's derivative and financial instruments, see Note 6-Derivatives in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

COMMODITY PRICE RISK

Occidental's most significant market risk relates to prices for oil, natural gas, and NGL. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues and cash flows are likewise affected. In addition, a non-cash write-down of Occidental's oil and gas properties may be required if commodity prices experience further declines or persist at current levels.
Since March 31, 2020, the near-term futures price for oil has decreased, as inventory and supply imbalances, and limitations on available domestic storage capacity, have magnified as a result of the pandemic-related drop in demand for oil. As such, based on the conditions existing as of the date of this filing, it is likely that most, if not all, of Occidental’s oil and properties will be tested for impairment during the second quarter of 2020, which could result in additional non-cash asset impairments, and such impairments could be material to Occidental’s consolidated financial statements. Occidental’s net book value with respect to its proved and unproved oil and gas properties was $67 billion as of March 31, 2020. This includes $44 billion related to oil and gas properties that were recorded at fair value as of the date of the Acquisition. The three-year average WTI oil futures price was approximately $51 per barrel on the date the Acquisition closed.

DERIVATIVE INSTRUMENTS HELD FOR NON-TRADING PURPOSES

As of March 31, 2020, Occidental had derivative instruments in place to reduce the price risk associated with future crude oil production of 350 thousand barrels per day. As of March 31, 2020, these derivative instruments were at a $776 million net derivative asset position.
The following table shows a sensitivity analysis based on both a five-percent and ten-percent change in commodity prices and their effect on the net derivative asset position of $776 million at March 31, 2020:

millions except percentages
Percent change in commodity prices	Resulting net fair value position-asset (liability)	Change to fair value from March 31, 2020 position
+ 5%	$720	$(56)
- 5%	$822	$46
+ 10%	$654	$(122)
- 10%	$860	$84

INTEREST RATE RISK

Occidental acquired interest rate swap contracts in the Acquisition. Occidental pays a fixed interest rate and receives a floating interest rate indexed to three-month London Inter-Bank Offered Rate (LIBOR). The swaps have an initial term of 30 years with mandatory termination dates in September 2021 through 2023 and a total notional amount of $1.5 billion as of March 31, 2020. As of March 31, 2020, Occidental had a net liability of $1.9 billion based on the fair value of the swaps of negative $2.1 billion netted against $204 million in posted cash collateral. A 25-basis point decrease in implied LIBOR rates over the term of the swaps would result in an additional liability of approximately $270 million on these swaps.
As of March 31, 2020, Occidental had variable-rate debt with a notional value of $4.5 billion outstanding. A 25-basis point increase in LIBOR interest rates would increase gross interest expense approximately $11 million per year.
As of March 31, 2020, Occidental had fixed-rate debt with a fair value of $18.0 billion outstanding. A 25-basis point change in Treasury rates would change the fair value of the fixed-rate debt approximately $230 million.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2020.
Except as described below, there has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.
In January 2020, Occidental implemented an Enterprise Resource Planning (ERP) system for certain of its legacy U.S. businesses. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with the implementation of this type of system. While Occidental believes that this new system will strengthen the internal control system, there are inherent risks in implementing any new system and Occidental will continue to evaluate these control changes as part of its assessment of internal control over financial reporting.
In the first quarter of 2020, Occidental continued the process of integrating Anadarko into its operations and internal control processes, resulting in some of Anadarko’s historical internal controls over financial reporting being superseded by Occidental’s internal controls over financial reporting. Management will continue to integrate Anadarko's historical internal controls over financial reporting with Occidental's internal controls over financial reporting, which may lead to changes in Occidental's or Anadarko’s historical internal controls over financial reporting in future fiscal periods.

Part II Other Information

Item 1. Legal Proceedings

On April 13, 2020, the Colorado Oil and Gas Conservation Commission (COGCC) held a hearing on its Notice of Alleged Violation against Kerr McGee Oil & Gas Onshore LP, a subsidiary of the Company as a result of the Acquisition. The notice and hearing relate to an incident that occurred before the Acquisition. The COGCC approved a $18.25 million penalty, the majority of which will be used to pay for various public projects in the State of Colorado.
For information regarding legal proceedings, see Note - 10 Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the disclosure presented in the 2019 Form 10-K under Part I Item 1A.

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and NGL. If the reduced demand for and prices of crude oil, natural gas and NGL continue for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have already implemented workplace restrictions, including guidance for our employees to work remotely if able, in our offices and work sites for health and safety reasons and are continuing to monitor national, state and local government directives where we have operations and/or offices. Further, our business plan, including our financing and liquidity plan, includes, among other things, planned divestitures. If general economic conditions or conditions in the energy industry continue to deteriorate or persist at current levels for an extended period of time, we may not be able to complete these transactions on favorable terms, in a timely manner or at all. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. The COVID-19 pandemic may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

Crude oil prices declined significantly in the first quarter of 2020 and have continued to decline. If oil prices continue to decline or remain at current levels for a prolonged period, our operations and financial condition may be materially and adversely affected.

In the first quarter of 2020 and through the beginning of the second quarter, crude oil prices have fallen sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of OPEC+ would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. Prices for WTI crude oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declining into April, when the WTI price went negative, and closed at $18.84 per barrel on April 30, 2020. If crude oil prices continue to decline or remain at current levels for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected.

As domestic demand for crude oil has declined substantially due to the COVID-19 pandemic, we cannot ensure that there will be a physical market for our production at economic prices until markets stabilize.

As a result of low commodity prices, we have curtailed a portion of our estimated crude oil production and may store rather than sell additional crude oil production in the near future. Additionally, the excess supply of oil could lead to further curtailments by our crude oil purchasers. We have contracted for additional storage capacity and will incur incremental costs for such services beginning in the second quarter of 2020. In addition, U.S. storage capacity is expected to be fully subscribed by the end of May 2020. While we believe that the shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance we will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of our production can also result in increased costs under our midstream and other contracts. Any of the foregoing could result in an adverse impact on our revenues, financial position and cash flows.

We may reduce, suspend or cease to pay dividends on our common stock.

We can provide no assurance that we will continue to pay dividends at the current rate or at all. On March 10, 2020, we announced that our Board of Directors approved a reduction in our quarterly dividend to $0.11 per share from $0.79 per share, effective July 2020; however, the amount of any future cash dividends to be paid on our common stock, if at all, is determined by our Board of Directors based on our financial condition, results of operations, cash flows, levels of capital and exploration expenditures, future business prospects, expected liquidity needs, and other matters that our Board of Directors deems relevant.

We have recorded impairments of our proved and unproved oil and gas properties and will continue to assess further impairments in the future.

Given the abrupt decline in oil commodity prices beginning in March 2020 and changes to management's development plans resulting therefrom, our oil and gas segment recognized pre-tax impairment and related charges of $581 million related to both proved and unproved oil and gas properties and a lower of cost or net realizable value adjustment for crude inventory. We identified certain proved oil and gas assets which would be significantly impacted in the near term due to declines in prices and changes in management's development plans. A subsequent analysis identified proved properties in Oman and to a lesser extent the Gulf of Mexico where estimated undiscounted future cash flows did not exceed their carrying value. We recorded proved property impairments of $293 million to write-down these assets and other proved properties to their estimated fair value. Unproved property impairments, of approximately $241 million, primarily relate to domestic onshore undeveloped leases and offshore Gulf of Mexico where we no longer intend to pursue exploration, appraisal or development activities primarily due to the reduction in near-term capital plans. If the macro-economic conditions that exist as of the date of this filing continue or worsen, it is likely that most, if not all, of our oil and properties will be tested for impairment during the second quarter, which could result in additional non-cash asset impairments, and such impairments could be material to our financial statements. See Note 7 - Fair-Value Measurements in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have net operating loss carryforwards and other tax attributes, such as tax credits, and we expect to generate additional net operating loss carryforwards and tax attributes as a result of our operations. We do not believe the use of our net operating loss carryforwards and other tax attributes is currently subject to a material limitation as a result of a change in ownership under Section 382. However, the combination of certain prior transactions and the April stock dividend to the holders of Preferred Stock have resulted in a significant change, by value, in our equity ownership. Accordingly, there is a possibility that we may undergo an ownership change in the future, including as a result of acquisitions of our stock by third parties or other transactions involving our equity, that results in a material limitation on our ability to use our net operating loss carryforwards or other tax attributes to offset future taxable income or taxes. Such a limitation could materially and adversely affect our operating results by effectively increasing our future tax obligations.

Item 6. Exhibits

3.1
Amended and Restated By-laws of Occidental Petroleum Corporation as of March 25, 2020 (filed as Exhibit 3.1 to the Current Report on Form 8-K of Occidental dated March 24, 2020 (date of earliest event reported), filed March 25, 2020, File No. 1-9210).

3.2
Certificate of Designations of Series B Junior Participating Preferred Stock of Occidental Petroleum Corporation (filed as Exhibit 3.1 to the Current Report on Form 8-K of Occidental dated March 12, 2020 (date of earliest event reported), filed March 13, 2020, File No. 1-9210).

4.1
Rights Agreement, dated as of March 12, 2020, between Occidental Petroleum Corporation and Equiniti Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated March 12, 2020 (date of earliest event reported), filed March 13, 2020, File No. 1-9210).

10.1#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Cash Return on Capital Employed Incentive Award (applicable to annual grants made in 2020).

10.2#*	Form of 2020 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award.

10.3#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Stock Option Award.

10.4#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Stock Appreciation Right Award.

10.5#*	Occidental Petroleum Corporation Executive Severance Plan.

10.6#*	Form of 2020 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Special Restricted Stock Unit Incentive Award.

10.7#
Occidental Petroleum Corporation Savings Plan, Amended and Restated as of March 25, 2020 (filed as Exhibit 4.7 to the Registration Statement on Form S-8 of Occidental dated March 26, 2020, File No. 333-237414).

10.8
Director Appointment and Nomination Agreement dated March 25, 2020 by and among the Icahn Group, Occidental and, solely with respect to the provisions applicable to the New Independent Director, Margarita Paláu-Hernández (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated March 24, 2020 (date of earliest event reported), filed March 25, 2020, File No. 1-9210).

10.9
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of March 23, 2020, among Occidental Petroleum Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated March 18, 2020 (date of earliest event reported), filed March 24, 2020, File No. 1-9210).

10.10
Amendment No. 1 to Term Loan Agreement, dated as of March 23, 2020, among Occidental Petroleum Corporation, the lenders party thereto and Citibank, N.A. as Administrative Agent. (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental dated March 18, 2020 (date of earliest event reported), filed March 24, 2020, File No. 1-9210).

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

OCCIDENTAL PETROLEUM CORPORATION

May 6, 2020	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller