Form 10-Q
period 2020-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2020-08-10
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
(713) 215-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.20 par value	OXY	New York Stock Exchange
Warrants to Purchase Common Stock, $0.20 par value	OXY WS	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock $0.20 par value	930,142,153

PART I    FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	June 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,011	$3,032
Restricted cash and restricted cash equivalents	124	485
Trade receivables, net	2,359	6,373
Inventories	1,477	1,581
Other current assets	2,054	1,432
Assets held for sale	1,412	3,870
Total current assets	8,437	16,773

INVESTMENTS IN UNCONSOLIDATED ENTITIES	6,128	6,389

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	109,026	107,801
Chemical segment	7,204	7,172
Midstream and marketing segment	8,210	8,176
Corporate	1,083	1,118
Gross property, plant and equipment	125,523	124,267
Accumulated depreciation, depletion and amortization	(52,919)	(42,037)
Net property, plant and equipment	72,604	82,230

OPERATING LEASE ASSETS	1,129	1,411

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,154	2,527

TOTAL ASSETS	$89,452	$109,330
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except per-share amounts	June 30, 2020	December 31, 2019

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,460	$51
Current operating lease liabilities	420	579
Accounts payable	3,034	7,050
Accrued liabilities	3,215	5,447
Liabilities of assets held for sale	790	1,718
Total current liabilities	9,919	14,845

LONG-TERM DEBT, NET
Long-term debt, net	36,034	38,537

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	7,887	9,717
Asset retirement obligations	4,316	4,411
Pension and postretirement obligations	1,816	1,823
Environmental remediation liabilities	1,000	1,035
Operating lease liabilities	740	872
Other	4,394	3,858
Total deferred credits and other liabilities	20,153	21,716

STOCKHOLDERS' EQUITY
Preferred stock at par value, 100,000 shares at June 30, 2020 and December 31, 2019	9,762	9,762
Common stock at par value, 1,066,776,168 issued shares at June 30, 2020 and 1,044,434,893 shares at December 31, 2019	213	209
Treasury stock, 148,573,859 shares at June 30, 2020 and 150,323,151 shares at December 31, 2019	(10,657)	(10,653)
Additional paid-in capital	16,235	14,955
Retained earnings	8,105	20,180
Accumulated other comprehensive loss	(312)	(221)
Total stockholders' equity	23,346	34,232

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,452	$109,330
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions, except per-share amounts	2020	2019	2020	2019

REVENUES AND OTHER INCOME
Net sales	$2,928	$4,420	$9,541	$8,424
Interest, dividends and other income	33	41	67	119
Gain on sale of assets, net	15	15	22	22
Total	2,976	4,476	9,630	8,565

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	631	717	1,700	1,362
Transportation and gathering expense	367	33	932	64
Chemical and midstream cost of sales	577	636	1,189	1,305
Purchased commodities	214	431	607	796
Selling, general and administrative expenses	225	163	489	303
Other operating and non-operating expense	114	260	311	498
Depreciation, depletion and amortization	2,119	1,031	4,428	2,004
Asset impairments and other charges	6,470	—	8,273	—
Taxes other than on income	68	123	293	234
Anadarko acquisition-related costs	149	50	297	50
Exploration expense	33	35	70	71
Interest and debt expense, net	310	153	662	251
Total	11,277	3,632	19,251	6,938

Income (loss) before income taxes and other items	(8,301)	844	(9,621)	1,627

OTHER ITEMS
Losses on interest rate swaps and Berkshire warrants, net	(76)	—	(661)	—
Income from equity investments	193	97	60	170
Total	117	97	(601)	170

Income (loss) from continuing operations before income taxes	(8,184)	941	(10,222)	1,797
Income tax benefit (expense)	1,468	(306)	1,493	(531)
Income (loss) from continuing operations	(6,716)	635	(8,729)	1,266
Loss from discontinued operations, net of tax	(1,415)	—	(1,415)	—
NET INCOME (LOSS)	(8,131)	635	(10,144)	1,266
Less: Preferred stock dividends	(222)	—	(441)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,353)	$635	$(10,585)	$1,266

PER COMMON SHARE
Income (loss) from continuing operations—basic	$(7.58)	$0.84	$(10.12)	$1.68
Loss from discontinued operations—basic	$(1.54)	$—	$(1.56)	$—
Net income (loss) attributable to common stockholders—basic	$(9.12)	$0.84	$(11.68)	$1.68

Income (loss) from continuing operations—diluted	$(7.58)	$0.84	$(10.12)	$1.68
Loss from discontinued operations—diluted	$(1.54)	$—	$(1.56)	$—
Net income (loss) attributable to common stockholders—diluted	$(9.12)	$0.84	$(11.68)	$1.68
DIVIDENDS PER COMMON SHARE	$0.01	$0.78	$0.80	$1.56
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions	2020	2019	2020	2019

Net income (loss)	$(8,131)	$635	$(10,144)	$1,266
Other comprehensive income (loss) items:
Foreign currency translation gains (losses)	1	—	(1)	—
Losses on derivatives (a)	—	(18)	(2)	(16)
Pension and postretirement gains (losses) (b)	20	2	(91)	4
Reclassification of losses on derivatives (c)	1	—	3	—
Other comprehensive (loss) income, net of tax	22	(16)	(91)	(12)
Comprehensive income (loss) attributable to preferred and common stockholders	$(8,109)	$619	$(10,235)	$1,254
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.
(a) Net of tax of zero and $5 million for the three months ended June 30, 2020 and 2019, respectively, and $1 million and $5 million for the six months ended June 30, 2020 and 2019, respectively.
(b) Net of tax of $(5) million and zero for the three months ended June 30, 2020 and 2019, respectively, and $26 million and $(1) million for the six months ended June 30, 2020 and 2019, respectively.
(c) Net of tax of zero for the three months ended June 30, 2020 and 2019, and $(1) million and zero for the six months ended June 30, 2020 and 2019, respectively.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Six months ended June 30,
millions	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(10,144)	$1,266
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	1,415	—
Depreciation, depletion and amortization of assets	4,428	2,004
Deferred income tax (benefit) provision	(1,743)	47
Other noncash (gains) charges to income	(83)	308
Asset impairments and other items	8,220	—
Gain on sales of assets, net	(22)	(22)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	3,999	(379)
Decrease (increase) in inventories	41	(320)
Decrease (increase) in other current assets	192	(237)
(Decrease) increase in accounts payable and accrued liabilities	(4,708)	353
Increase (decrease) in current domestic and foreign income taxes	65	(59)
Operating cash flow from continuing operations	1,660	2,961
Operating cash flow from discontinued operations, net of taxes	39	—
Net cash provided by operating activities	1,699	2,961

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,675)	(2,470)
Change in capital accrual	(742)	(108)
Purchase of businesses and assets, net	(48)	(76)
Proceeds from sale of assets, net	181	32
Equity investments and other, net	203	(81)
Investing cash flow from continuing operations	(2,081)	(2,703)
Investing cash flow from discontinued operations, net of taxes	(25)	—
Net cash used by investing activities	(2,106)	(2,703)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	—	(108)
Preferred stock issuance costs	—	(50)
Proceeds from issuance of common stock	108	37
Purchases of treasury stock	(4)	(237)
Cash dividends paid	(1,627)	(1,178)
Financing portion of net cash paid for derivative instruments	(367)	—
Other financing, net	(60)	(4)
Financing cash flow from continuing operations	(1,950)	(1,540)
Financing cash flow from discontinued operations, net of taxes	(4)	—
Net cash used by financing activities	(1,954)	(1,540)

Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,361)	(1,282)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	3,574	3,033
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$1,213	$1,751
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

	Equity Attributable to Common Stock
millions, except per share amounts	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019	$179	$(10,653)	$8,083	$23,795	$(168)	$21,236
Net income	—	—	—	635	—	635
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)
Dividends on common stock, $0.78 per share	—	—	—	(582)	—	(582)
Issuance of common stock, net	—	—	74	—	—	74
Balance at June 30, 2019	$179	$(10,653)	$8,157	$23,848	$(184)	$21,347

	Equity Attributable to Common Stock
millions, except per share amounts	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2020	$210	$9,762	$(10,653)	$15,081	$17,229	$(334)	$31,295
Net loss	—	—	—	—	(8,131)	—	(8,131)
Other comprehensive income, net of tax	—	—	—	—	—	22	22
Dividends on common stock, $0.01 per share	—	—	—	—	(8)	—	(8)
Dividends on preferred stock, $2,222 per share	3	—	—	219	(222)	—	—
Issuance of common stock, net	—	—	—	65	—	—	65
Stock warrants (a)	—	—	—	870	(763)	—	107
Purchases of treasury stock	—	—	(4)	—	—	—	(4)
Balance at June 30, 2020	$213	$9,762	$(10,657)	$16,235	$8,105	$(312)	$23,346

(a) Represents the declaration of the Common Stock Warrants and the reclassification of the Berkshire Warrants. Please see Note 6 - Derivatives and Note 13 - EPS and Stockholders' Equity, respectively, to these Consolidated Condensed Financial Statements for additional information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

	Equity Attributable to Common Stock
millions, except per share amounts	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2018	$179	$(10,473)	$8,046	$23,750	$(172)	$21,330
Net income	—	—	—	1,266	—	1,266
Other comprehensive loss, net of tax	—	—	—	—	(12)	(12)
Dividends on common stock, $1.56 per share year to date	—	—	—	(1,168)	—	(1,168)
Issuance of common stock, net	—	—	111	—	—	111
Purchases of treasury stock	—	(180)	—	—	—	(180)
Balance at June 30, 2019	$179	$(10,653)	$8,157	$23,848	$(184)	$21,347

	Equity Attributable to Common Stock
millions, except per share amounts	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$209	$9,762	$(10,653)	$14,955	$20,180	$(221)	$34,232
Net loss	—	—	—	—	(10,144)	—	(10,144)
Other comprehensive loss, net of tax	—	—	—	—	—	(91)	(91)
Dividends on common stock,$0.80 per share year to date	—	—	—	—	(727)	—	(727)
Dividends on preferred stock, $4,444 per share year to date	3	—	—	219	(441)	—	(219)
Issuance of common stock, net	1	—	—	191	—	—	192
Stock warrants (a)	—	—	—	870	(763)	—	107
Purchases of treasury stock	—	—	(4)	—	—	—	(4)
Balance at June 30, 2020	$213	$9,762	$(10,657)	$16,235	$8,105	$(312)	$23,346

(a) Represents the declaration of the Common Stock Warrants and the reclassification of the Berkshire Warrants. Please see Note 6 - Derivatives and Note 13 - EPS and Stockholders' Equity, respectively, to these Consolidated Condensed Financial Statements for additional information.

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
In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of June 30, 2020 and December 31, 2019, the consolidated condensed statements of operations, comprehensive income, cash flows and stockholders' equity for the three and six months ended June 30, 2020 and 2019. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended June 30, 2020 and 2019, are not necessarily indicative of the income or cash flows to be expected for the full year.

THE ACQUISITION
On August 8, 2019, pursuant to the Agreement and Plan of Merger dated May 9, 2019, Occidental acquired all of the outstanding shares of Anadarko Petroleum Corporation (the Acquisition). The Acquisition added to Occidental's oil and gas portfolio, primarily in the Permian Basin, DJ Basin, Gulf of Mexico and Algeria, and an interest in Western Midstream Partners, L.P. (WES). The Acquisition constituted a business combination. Under the acquisition method of accounting, the acquisition consideration is allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values.
As of June 30, 2020, Occidental has substantially completed the allocation of the consideration; however, Occidental continues to gather information related to the evaluation for a limited number of assets. Estimates were recorded as of the Acquisition date related to these remaining items and the valuations could change as additional information is received. For the three and six months ended June 30, 2020, there were no material changes to the allocation presented in the 2019 Form 10-K.
Occidental expensed $149 million and $297 million in acquisition-related costs for the three and six months ended June 30, 2020, respectively, primarily related to severance costs.

DISCONTINUED OPERATIONS
In connection with the Acquisition, Occidental entered into a purchase and sale agreement with TOTAL S.A. (Total) to sell all of the assets, liabilities, businesses, and operations of Anadarko's operations in Algeria, Ghana, Mozambique and South Africa. Total and Occidental completed the sale of the Mozambique assets in September 2019 and the South Africa assets in January 2020.
In April 2020, subsequent to communications with Algerian government officials, Occidental determined that the sale of the Algeria assets to Total would not be consummated, and the decision was made to continue to operate within Algeria. As a result, Occidental no longer classified the Algeria operations as a held for sale asset in discontinued operations and reclassified prior periods to reflect the Algeria operations as continuing operations, see Note 3 - Dispositions and Other Transactions for the impact on prior periods. In addition, Occidental recorded a $931 million impairment to remeasure the Algeria oil and gas properties to their fair value which was lower than the carrying amount as if depreciation, depletion and amortization (DD&A) were recorded from the date of the Acquisition. The fair value of the oil and gas properties was measured based on the income approach, see Note 7 - Fair Value Measurements for a description of inputs and assumptions utilized.
In May 2020, Occidental and Total mutually agreed to execute a waiver of the obligation to purchase and sell the Ghana assets, so that Occidental could begin marketing the sale of the Ghana assets to other third parties. Occidental is currently marketing the Ghana assets. The assets and liabilities for Ghana remain presented as held for sale at June 30, 2020, and the carrying amount of the assets and liabilities of the Ghana disposal group were adjusted to their estimated fair value. Occidental recorded an after-tax impairment of $1.4 billion to reflect the held for sale assets at their fair value less costs to sell based on the income approach, refer to Note 7 - Fair Value Measurements. The results of operations of Ghana continue to be presented as discontinued operations, see Note 3 - Dispositions and Other Transactions.
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
SUPPLEMENTAL CASH FLOW INFORMATION
Occidental paid U.S. domestic state and foreign income taxes for continuing operations of $281 million and $544 million during the six months ended June 30, 2020 and 2019, respectively. Occidental received tax refunds of $96 million and $2 million during the six months ended June 30, 2020 and 2019, respectively, related to continuing operations. Interest paid for continuing operations totaled $775 million and $199 million during the six months ended June 30, 2020 and 2019, respectively.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balance at June 30, 2020 includes investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 2020 to the line items within the Consolidated Condensed Balance Sheet at June 30, 2020. There was no restricted cash or restricted cash equivalents at June 30, 2019.

millions
Cash and cash equivalents	$1,011
Restricted cash and restricted cash equivalents	124
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	78
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,213

Total restricted cash and restricted cash equivalents are primarily associated with a benefits trust for former Anadarko employees that was funded as part of the Acquisition, payments of future hard-minerals royalties conveyed, and a judicially controlled account related to a Brazilian tax dispute.

EQUITY METHOD INVESTMENT-WES
On December 31, 2019, Occidental and WES executed several agreements to allow WES to operate as an independent midstream company. Occidental's loss of control of WES on December 31, 2019 resulted in Occidental recognizing, at fair value, an equity method investment of $5.1 billion based on the closing market price of WES. As of June 30, 2020, the carrying amount of the investment in WES was $4.9 billion. The decline in the equity method investment from December 31, 2019 to June 30, 2020 was primarily attributable to Occidental's interest in WES's approximately $440 million impairment of its goodwill during the first quarter of 2020. Occidental has concluded that the short-term loss in value did not meet the other-than-temporary criteria under accounting literature governing equity method investments as of June 30, 2020. However, if WES’s unit price remains significantly below its year-end 2019 unit price for the remainder of 2020, Occidental may be be required to reduce the carrying amount of its equity method investment in WES. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties, which could be impacted by lower demand for oil and gas associated with the ongoing COVID-19 pandemic.

Subsequent to loss of control, transactions between Occidental and WES were no longer eliminated upon consolidation. Occidental and WES entered into the following related-party transactions for the three and six months ended June 30, 2020.

millions	Three months ended June 30, 2020	Six months ended June 30, 2020

Sales	$6	$119
Purchases	$92	$311
Transportation, gathering and other fees paid	$236	$546

NOTE 2 - ACCOUNTING AND DISCLOSURE CHANGES

In January 2020, Occidental adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326). The new standard makes significant changes to the accounting for credit losses on financial assets and disclosures regarding credit losses. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This will result in the earlier recognition of credit losses than the current incurred-loss model. The acceleration of the recognition of losses is more material for entities whose receivables and other held-to-maturity debt investments are (1) long dated and (2) with less credit worthy counterparties.
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
In January 2020, Occidental adopted ASU 2017-4 Intangibles, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the accounting for goodwill impairment by requiring a single step impairment test, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified units in their entirety, see Note 7 - Fair Value Measurements for the results of this simplified goodwill impairment test.

NOTE 3 - DISPOSITIONS AND OTHER TRANSACTIONS

ALGERIA ASSETS - RECLASSIFICATION
The following table presents the amounts previously reported in discontinued operations, net of income taxes, which have been reclassified to continuing operations, subsequent to Occidental's decision to operate in Algeria, for the three and six months ended June 30, 2020:

millions	Three months ended June 30, 2020	Six months ended June 30, 2020

Revenues and other income
Net sales	$116	$319

Costs and other deductions
Oil and gas lease operating expense	$21	$44
Transportation expense	7	14
Taxes other than on income	5	48
Depreciation, depletion and amortization	43	110
Impairment upon reclassification to held for use	931	931
Other	4	10
Total costs and other deductions	$1,011	$1,157

Income before income taxes	(895)	(838)
Income tax expense	(38)	(95)
Net income of Algeria Assets, after taxes	$(933)	$(933)

The following table presents the amounts previously reported in the Consolidated Condensed Balance Sheets as held for sale related to Algeria that were subsequently reclassified as of December 31, 2019:

millions	December 31, 2019
Current assets	$249
Property, plant and equipment, net	1,761
Long-term receivables and other assets, net	146
Total Assets	$2,156

Current liabilities	$188
Non-current liabilities	104
Total Liabilities	$292

DISCONTINUED OPERATIONS
In January 2020, Occidental completed the sale of the South Africa assets to Total. The results of the South Africa and Ghana assets are presented as discontinued operations in the Consolidated Condensed Statements of Operations and Cash Flows. The amounts related to the Ghana assets are presented as held for sale on the Consolidated Condensed Balance Sheets as of June 30, 2020 and December 31, 2019, of which approximately $1.3 billion and $3.6 billion are related to property, plant and equipment net, respectively. The amounts presented in liabilities are primarily related to deferred income taxes, asset retirement obligations and a finance lease liability.
The amounts presented in discontinued operations, net of income taxes, for the three and six months ended June 30, 2020, relate to the after-tax impairment of $1.4 billion recorded to adjust the Ghana assets to their fair value as the sale to Total will no longer be consummated.

NOTE 4 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, natural gas liquids (NGL), gas, chemicals or services, such as transportation. As of June 30, 2020, trade receivables, net, of $2.4 billion represent rights to payment, for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
millions	2020	2019	2020	2019

Revenue from customers	$3,308	$3,731	$8,558	$7,166
All other revenues (a)	(380)	689	983	1,258
Net sales	$2,928	$4,420	$9,541	$8,424
(a) Includes net marketing derivatives, oil collars and calls, and chemical exchange contracts.
DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGLs and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale.

millions	United States	Middle East / Africa	Latin America	Other International	Eliminations	Total

Three months ended June 30, 2020
Oil and Gas
Oil	$1,166	$389	$66	$—	$—	$1,621
NGL	127	40	—	—	—	167
Gas	138	82	4	—	—	224
Other	20	1	—	—	—	21
Segment total	$1,451	$512	$70	$—	$—	$2,033
Chemical	$793	$—	$33	$13	$—	$839
Midstream and Marketing
Gas processing	$67	$71	$—	$—	$—	$138
Marketing	299	—	—	152	—	451
Power and other	9	—	—	—	—	9
Segment total	$375	$71	$—	$152	$—	$598
Eliminations	$—	$—	$—	$—	$(162)	$(162)
Consolidated	$2,619	$583	$103	$165	$(162)	$3,308

millions	United States	Middle East	Latin America	Other International	Eliminations	Total

Three months ended June 30, 2019
Oil and Gas
Oil	$1,447	$825	$212	$—	$—	$2,484
NGL	84	68	—	—	—	152
Gas	8	76	5	—	—	89
Other	(1)	(6)	—	—	—	(7)
Segment total	$1,538	$963	$217	$—	$—	$2,718
Chemical	$935	$—	$40	$18	$—	$993
Midstream and Marketing
Gas processing	$104	$89	$—	$—	$—	$193
Marketing	3	—	—	—	—	3
Power and other	29	—	—	—	—	29
Segment total	$136	$89	$—	$—	$—	$225
Eliminations	$—	$—	$—	$—	$(205)	$(205)
Consolidated	$2,609	$1,052	$257	$18	$(205)	$3,731

millions	United States	Middle East / Africa	Latin America	Other International	Eliminations	Total

Six months ended June 30, 2020
Oil and Gas
Oil	$3,921	$1,029	$215	$—	$—	$5,165
NGL	340	105	—	—	—	445
Gas	321	162	9	—	—	492
Other	31	1	—	—	—	32
Segment total	$4,613	$1,297	$224	$—	$—	$6,134
Chemical	$1,703	$—	$68	$29	$—	$1,800
Midstream and Marketing
Gas processing	$172	$142	$—	$—	$—	$314
Marketing	545	—	—	101	—	646
Power and other	25	—	—	—	—	25
Segment total	$742	$142	$—	$101	$—	$985
Eliminations	$—	$—	$—	$—	$(361)	$(361)
Consolidated	$7,058	$1,439	$292	$130	$(361)	$8,558

millions	United States	Middle East	Latin America	Other International	Eliminations	Total

Six months ended June 30, 2019
Oil and Gas
Oil	$2,652	$1,583	$347	$—	$—	$4,582
NGL	162	133	—	—	—	295
Gas	55	155	9	—	—	219
Other	(22)	(5)	—	—	—	(27)
Segment total	$2,847	$1,866	$356	$—	$—	$5,069
Chemical	$1,928	$—	$83	$37	$—	$2,048
Midstream and Marketing
Gas processing	$209	$191	$—	$—	$—	$400
Marketing	5	—	—	—	—	5
Power and other	71	—	—	—	—	71
Segment total	$285	$191	$—	$—	$—	$476
Eliminations	$—	$—	$—	$—	$(427)	$(427)
Consolidated	$5,060	$2,057	$439	$37	$(427)	$7,166

TRANSACTION PRICE ALLOCATED TO REMAINING PERFORMANCE OBLIGATIONS
Revenue expected to be recognized from certain performance obligations that are unsatisfied as of June 30, 2020 is reflected in the table below. Occidental applies the optional exemptions in ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. As a result, the following table represents a small portion of Occidental's expected future consolidated revenues, as future revenue from the sale of most products and services is dependent on future production or variable customer volume and variable commodity prices for that volume:

millions
Remainder of 2020	$60
2021	118
2022	9
2023	9
2024	9
Thereafter	85
Total	$290

NOTE 5 - INVENTORY

Commodity inventory and finished goods primarily represents crude oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the last-in, first-out (LIFO) method. Inventories consisted of the following:

millions	June 30, 2020	December 31, 2019
Raw materials	$70	$75
Materials and supplies	945	974
Commodity inventory and finished goods	503	572
	1,518	1,621
Revaluation to LIFO	(41)	(40)
Total	$1,477	$1,581

During the three and six months ended June 30, 2020, Occidental recognized impairments of $42 million and $54 million, respectively, due to obsolete material and supplies inventory and impairments of $7 million and $76 million, respectively, due to lower-than-cost or net-realizable value adjustments primarily related to commodity inventories. Occidental did not recognize any inventory impairments for the three or six months months ended June 30, 2019.

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

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of June 30, 2020, Occidental’s derivatives not designated as hedges consist of three-way oil collars and call options, interest rate swaps, and marketing derivatives.
Derivative instruments that are derivatives not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

THREE-WAY OIL COLLARS AND CALL OPTIONS
In 2019, Occidental entered into three-way costless collar derivative instruments for 2020 along with additional call options in 2021 to manage its near-term exposure to cash-flow variability from commodity price risks. A three-way collar is a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the ceiling price that Occidental will receive for the contracted commodity volume for a defined period of time. The purchased put establishes the floor price that Occidental will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the floor price equals the reference price plus the difference between the purchased put strike price and the sold put strike price for a defined period of time. Occidental entered into the 2021 call options to substantially improve the terms for the ceiling price that Occidental will receive for the contracted commodity volumes in 2020. Net gains and losses associated with collars and calls are recognized currently in net sales. Occidental received cash of $322 million associated with these collars in the six months ended June 30, 2020.

Occidental had the following collars and calls outstanding at June 30, 2020:

Collars and Calls, not designated as hedges
2020 Settlement
Three-way collars (Oil MMBBL)	64.4
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16
Floor purchased price (put)	$55.00
Floor sold price (put)	$45.00

2021 Settlement
Call options sold (Oil MMBBL)	127.8
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16

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

Occidental had the following outstanding interest rate swaps at June 30, 2020:

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
In addition to the interest rate swaps, Occidental has approximately $1.5 billion of debt referenced to LIBOR that matures after 2021. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021. Occidental is currently evaluating the potential effect to its debt and derivative obligations due to the transition from LIBOR to another benchmark rate. The effect to our LIBOR indexed contracts will depend on the alternative reference rate selected by our counterparties and the contracts relative values at the time of the transition.
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. Due to the liability position of the interest rate derivatives at the date of the Acquisition, the interest rate derivatives in Occidental’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization or cash payments related to interest rate derivatives are classified as cash flow from financing activities. Net cash receipts (payments) related to settlements were $3 million and $(47) million for the three and six months ended June 30, 2020, respectively. Occidental paid collateral with respect to interest rate swap agreements of $221 million and $320 million for the three months and six months ended June 30, 2020, respectively.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are physical and financial forward contracts which typically settle within three months. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. These instruments settled at a weighted average contract price of $36.24 per barrel and $1.55 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively, at June 30, 2020. The weighted-average contract price was $60.60 per barrel and $2.17 per Mcf for crude oil and natural gas, respectively, at December 31, 2019. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net long/(short) volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments.

	June 30, 2020	December 31, 2019
Crude Oil Commodity Contracts
Volume (MMBBL)	28	55
Natural Gas Commodity Contracts
Volume (Bcf)	(131)	(128)

THE BERKSHIRE WARRANTS
Warrants for 80 million shares of Occidental stock, with an exercise price of $62.50, were issued in connection with with the financing of the Acquisition (the Berkshire Warrants). The Berkshire Warrants are exercisable at the holder's option, in whole or in part, until the first anniversary of the date on which no shares of Preferred Stock remain outstanding, at which time the Berkshire Warrants expire. The holders of the Berkshire Warrants could have required net cash settlement if certain shareholder and regulatory approvals to issue shares of Occidental's common stock underlying the Berkshire Warrants were not obtained. Prior to these approvals, the fair value of the Berkshire Warrants was remeasured each reporting date with gains and losses being recorded on the income statement.
At Occidental's May 29, 2020 annual shareholders meeting, all remaining approvals were obtained, and as of the date of this filing the Berkshire Warrants can no longer be cash settled. Upon these approvals, the fair value of the Berkshire Warrants was remeasured at May 29, 2020 using the Black-Scholes option model. The reclassification from liabilities to "Additional paid-in capital" was $102 million.
The following inputs were used in the Black-Scholes option model: the expected life of the Berkshire Warrants, a volatility factor and the exercise price. The expected life is based on the estimated term of the Berkshire Warrants, the volatility factor is based on historical volatilities of Occidental common stock, and the exercise price is $62.50.
The Berkshire Warrants contain an anti-dilution provision that adjusts the exercise price and the number of shares of Occidental's common stock issuable on exercise upon the occurrence of certain distributions to common shareholders. On June 26, 2020, Occidental's Board of Directors declared a distribution to its common shareholders of warrants to purchase additional shares of common stock, see Note 13 - Earnings Per Share and Stockholders' Equity. This distribution to common shareholders resulted in an anti-dilution adjustment to the Berkshire Warrants which lowered its exercise price to $59.624 and increased the number of shares of Occidental's common stock issuable on exercise of the Berkshire Warrants by approximately 3.9 million shares.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
Net gains and losses attributable to derivative instruments subject to cash flow hedge accounting reside in accumulated other comprehensive loss and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings.

CASH FLOW HEDGES
Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of June 30, 2020, and December 31, 2019, cash flow hedges were immaterial.

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to master netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets.

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

June 30, 2020
Oil Collars and Calls
Other current assets	$—	$510	$—	$—	$510
Deferred credits and other liabilities - other	—	(47)	—	—	(47)
Marketing Derivatives
Other current assets	2,201	38	—	(2,103)	136
Long-term receivables and other assets, net	79	8	—	(79)	8
Accrued liabilities	(2,105)	(35)	—	2,103	(37)
Deferred credits and other liabilities - other	(79)	—	—	79	—
Interest Rate Swaps
Accrued liabilities	—	(92)	—	—	(92)
Deferred credits and other liabilities - other	—	(1,948)	—	—	(1,948)

December 31, 2019
Oil Collars and Calls
Other current assets	$—	$92	$—	$—	$92
Deferred credits and other liabilities - other	—	(160)	—	—	(160)
Marketing Derivatives
Other current assets	945	79	—	(973)	51
Long-term receivables and other assets, net	4	12	—	(4)	12
Accrued liabilities	(1,008)	(44)	—	973	(79)
Deferred credits and other liabilities - other	(4)	(1)	—	4	(1)
Interest Rate Swaps
Other current assets	—	5	—	—	5
Long-term receivables and other assets, net	—	5	—	—	5
Accrued liabilities	—	(657)	—	—	(657)
Deferred credits and other liabilities - other	—	(776)	—	—	(776)
Berkshire Warrants
Deferred credits and other liabilities - other	—	(107)	—	—	(107)
(a)These amounts do not include collateral.

As of June 30, 2020, and December 31, 2019, $424 million and $104 million of collateral had been netted against derivative liabilities related to interest rate swaps, respectively. As of June 30, 2020, Occidental had received $41 million of collateral from brokers, which is netted with derivative assets. Initial margin of $65 million was deposited with brokers as of December 31, 2019, related to marketing derivatives.

GAINS AND LOSSES ON DERIVATIVES
The following table presents the effect of Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended June 30,		Six months ended June 30,
Income Statement Classification	2020	2019	2020	2019

Oil Collars and Calls
Net sales	$5	$—	$957	$—
Marketing Derivatives
Net sales (a)	(392)	683	18	1,248
Interest Rate Swaps
Gains (losses) on interest rate swaps and warrants, net	3	—	(666)	—
Berkshire Warrants
(Losses) gains on interest rate swaps and warrants, net (b)	$(79)	$—	$5	$—
(a) Includes derivative and non-derivative marketing activity.
(b) Includes losses and gains on Berkshire Warrants prior to the May 29, 2020 reclassification to equity.

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
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed at June 30, 2020, was $43 million (net of $424 million collateral), of which $23 million related to marketing activity, and the balance related to interest-rate swaps. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed at December 31, 2019, was $787 million (net of $169 million of collateral).

NOTE 7 - FAIR VALUE MEASUREMENTS

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
The following tables provide fair value measurement information for embedded derivatives that are measured on a recurring basis:

millions	Fair Value Measurements Using
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
As of June 30, 2020
Accrued liabilities	$—	$83	$—	$—	$83
Deferred credits and other liabilities - other	—	41	—	—	41

As of December 31, 2019
Accrued liabilities	$—	$40	$—	$—	$40
Deferred credits and other liabilities - other	—	49	—	—	49

FAIR VALUES - NONRECURRING - IMPAIRMENTS
As a result of the expected prolonged period of lower commodity prices brought on by the COVID-19 pandemic’s impact on oil demand, Occidental tested substantially all of its oil and gas assets for impairment during the second quarter of 2020. Occidental recognized total pre-tax impairments to its oil and gas proved and unproved properties of $8.6 billion, of which $6.4 billion is included in oil and gas segment results and $2.2 billion ($1.4 billion net of tax) related to Ghana is included in discontinued operations for three months ended June 30, 2020.
For the three months ended June 30, 2020, Occidental recorded proved property pre-tax impairments of $1.2 billion primarily related to certain assets for its domestic onshore and Gulf of Mexico assets and $0.9 billion to remeasure the Algeria oil and gas proved properties to their fair value. The fair value of the proved properties was measured based on the income approach.
Unproved property pre-tax impairments of $4.3 billion were primarily related to domestic onshore unproved acreage. The fair value of this acreage was measured based on a market approach using an implied acreage valuation derived from domestic onshore market participants excluding the fair value assigned to proved properties.

Income approaches are considered Level 3 fair value estimates and include significant assumptions of future production and timing of production, commodity price assumptions, and operating and capital cost estimates, discounted using a 10% weighted average cost of capital. Taxes were based on current statutory rates. Future production and timing of production is based on internal reserves estimates and internal economic models for a specific oil and gas asset. Internal reserve estimates consist of proved reserves and risk adjusted unproved reserves based on reserve category. Price assumptions were based on a combination of market information and published industry resources adjusted for historical differentials. Price assumptions ranged from approximately $40 per barrel of oil in 2020 increasing to approximately $70 per barrel of oil in 2034, with an unweighted arithmetic average price of $59.17 and $62.42 for WTI and Brent indexed assets for the 15 year period, respectively. Natural gas prices ranged from approximately $2.00 per MCF in 2020 to $3.60 per MCF in 2034, with an unweighted arithmetic average price of $3.13 for NYMEX based assets for the 15 year period. Both oil and natural gas commodity prices were held flat after 2034 and were adjusted for location and quality differentials. Operating and capital cost estimates were based on current observable costs and were further escalated 1% in every period where commodity prices exceeded $50 per barrel and 2% in every period where commodity prices exceeded $60 per barrel. The weighted average cost of capital is calculated based on industry peers and best approximates the cost of capital an external market participant would expect to obtain.
In the first quarter of 2020, Occidental's oil and gas segment recognized pre-tax impairment and related charges of $581 million primarily related to both proved and unproved oil and gas properties and a lower of cost or net realizable value adjustment for crude inventory. Occidental recorded proved property impairments of $293 million related to certain international assets and the Gulf of Mexico. Unproved property impairments, of approximately $241 million, primarily related to domestic onshore undeveloped leases and offshore Gulf of Mexico where Occidental no longer intends to pursue exploration, appraisal or development activities primarily due to the reduction in near-term capital plans.
If there is a further worsening of the macro-economic conditions and if such worsened conditions are expected to be prolonged, Occidental’s oil and gas properties may be subject to further testing for impairment, which could result in additional non-cash asset impairments, and such impairments could be material to our financial statements.

GOODWILL
As of December 31, 2019, Occidental had $1.2 billion of goodwill related to its ownership in WES. Significant declines in the market value of WES’s publicly traded units resulted in management’s determination that, more likely than not, the fair value of the reporting unit was significantly less than its carrying value and the remaining $1.2 billion in goodwill was fully impaired in the first quarter of 2020. The market value of WES's publicly traded units is considered a Level 1 input.

NOTE 8 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	June 30, 2020	December 31, 2019
Total borrowings at face value	$37,401	$37,401
Adjustments to book value:
Unamortized premium, net	868	914
Debt issuance costs	(110)	(125)
Long-term finance leases	301	347
Current finance leases	34	51
Total debt and finance leases	38,494	38,588
Less current maturities of long-term debt	(2,460)	(51)
Long-term debt, net	$36,034	$38,537

DEBT ACTIVITY
On March 23, 2020, Occidental amended the sole financial covenant in its revolving credit facility (RCF) and variable rate bonds due 2021 by revising the definition of "Total Capitalization" within each agreement to exclude any non-cash write-downs, impairments and related charges occurring after September 30, 2019.
In July 2020, Occidental issued $500 million aggregate principal amount of 8.000% senior notes due 2025, $500 million aggregate principal amount of 8.500% senior notes due 2027 and $1.0 billion aggregate principal amount of 8.875% senior notes due 2030 (July 2020 Notes). Interest on each series of notes will be paid semi-annually in arrears on July 15 and January 15 of each year, commencing on January 15, 2021.
Concurrent with the above issuance of the July 2020 Notes Occidental utilized the $1,985 million in net proceeds from the July 2020 Notes to fund a cash tender offer to purchase a portion of the outstanding principal of the senior notes listed below.

millions	Principal Amount Accepted
4.1% senior notes due February 2021	$943
Variable rate bonds due February 2021	$473
4.85% senior notes due March 2021	$530
2.6% senior notes due August 2021	$51
Total	$1,997
FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of June 30, 2020, was $31.4 billion. The majority of Occidental's debt is classified as Level 1, with $2.3 billion classified as Level 2. At December 31, 2019, the estimated fair value of Occidental's debt was $38.8 billion.

NOTE 9 - LEASE COMMITMENTS

Occidental’s operating lease agreements include leases for oil and gas exploration and development equipment, including offshore and onshore drilling rigs and storage platforms of $47 million, compressors of $133 million, storage facilities of $342 million, office space of $348 million and other field equipment of $71 million, which are recorded gross on the Consolidated Condensed Balance Sheet and in the lease cost disclosures below. Contract expiration terms generally range from two to eight years. Further, actual expenditures are netted against joint-interest recoveries on the income statement through the normal joint-interest billing process. Occidental’s leases also include pipelines, rail cars, easements, aircrafts and real estate of $219 million, which typically are not associated with joint-interest recoveries. Real estate leases have contract expiration terms ranging from one to 13 years.
Occidental’s finance lease agreements include leases for oil and gas exploration and development equipment, as well as real estate offices, compressors and field equipment of approximately $335 million.
The following table presents lease balances and their location on the Consolidated Condensed Balance Sheet at June 30, 2020, and December 31, 2019:

millions	Balance sheet location	2020	2019
Assets:
Operating	Operating lease assets	$1,129	$1,411
Finance	Property, plant and equipment	338	397
Total lease assets		$1,467	$1,808

Liabilities:
Current
Operating	Current operating lease liabilities	$420	$579
Finance	Current maturities of long-term debt	34	51
Non-current
Operating	Deferred credits and other liabilities - Operating lease liabilities	740	872
Finance	Long-term debt, net	301	347
Total lease liabilities		$1,495	$1,849
At June 30, 2020, Occidental's leases expire based on the following schedule:

	Operating	Finance
millions	Leases (a)	Leases (b)	Total
Remainder of 2020	$239	$17	$256
2021	406	37	443
2022	149	34	183
2023	109	32	141
2024	87	30	117
Thereafter	405	261	666
Total lease payments	1,395	411	1,806
Less: Interest	(235)	(76)	(311)
Total lease liabilities	$1,160	$335	$1,495
(a) The weighted-average remaining lease term is 5.6 years and the weighted-average discount rate is 5.03%.
(b) The weighted-average remaining lease term is 11.8 years and the weighted-average discount rate is 3.36%.

The following tables present Occidental's total lease cost and classifications, as well as cash paid for amounts included in the measurement of operating and finance lease liabilities:

millions	Three months ended June 30,		Six months ended June 30,
Lease cost classification (a)	2020	2019	2020	2019
Operating lease costs (b)
Property, plant and equipment, net	$45	$91	$129	$182
Cost of sales (c)	143	61	287	138
Selling, general and administrative expenses	22	19	43	35
Finance lease cost:
Amortization of ROU assets	7	—	11	—
Interest on lease liabilities	3	—	6	—
Total lease cost	$220	$171	$476	$355
(a) Amounts reflected are gross before joint-interest recoveries.
(b) Includes short-term lease cost of $51 million and $70 million for the three months ended June 30, 2020, and 2019, respectively, and $105 million and $156 million for the six months ended June 30, 2020, and 2019, respectively. Includes variable lease cost of $24 million and $29 million for the three months ended June 30, 2020, and 2019, respectively, and $62 million and $60 million for the six months ended June 30, 2020, and 2019, respectively.
(c) Operating lease costs recorded as cost of sales in oil and gas operating expenses, transportation and gathering expenses and chemical and midstream cost of sales depending on their nature.

millions	Six months ended June 30,
	2020	2019
Operating cash flows	$270	$95
Investing cash flows	$49	$44
Financing cash flows	$12	$—

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
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for matters, other than for environmental remediation, that satisfy this criteria as of June 30, 2020, and December 31, 2019, were not material to Occidental’s Consolidated Condensed Balance Sheets.
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental's Participation Contract for Block 15. The awarded amount represented a recovery of 60 percent of the value of Block 15. In 2017, Andes Petroleum Ecuador Ltd. (Andes) filed a demand for arbitration, claiming it is entitled to a 40 percent share of the judgment amount obtained by Occidental. Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60 percent economic interest in the block. The merits hearing is scheduled for September 2020. Occidental intends to vigorously defend against this claim in arbitration.
In August 2019, Sanchez Energy Corporation and certain of its affiliates (Sanchez) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Sanchez is a party to agreements with Anadarko as a result of its 2017 purchase of Anadarko's Eagle Ford Shale assets. In a recent filing in the bankruptcy proceeding, Sanchez stated that it intends to reject all agreements related to the purchase of Anadarko’s Eagle Ford Shale assets. If Sanchez is permitted to reject certain of the agreements, then Anadarko may owe deficiency payments to various third parties. The Company intends to defend vigorously any attempt by Sanchez to reject the agreements.The Company expects a ruling on Sanchez's purported contract rejection by the fourth quarter of 2020.
On May 26, 2020, a putative securities class action captioned City of Sterling Heights General Employees’ Retirement System, et al. v. Occidental Petroleum Corporation, et al., No. 651994/2020 (City of Sterling), was filed in the Supreme Court of the State of New York. The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the Securities Act), based on alleged misstatements in the Securities Act filings, including the registration statement filed in connection with the Anadarko Acquisition and Occidental’s related issuance of common stock and debt securities offerings that took place in August 2019. The lawsuit was filed against Occidental, certain current and former officers and directors and certain underwriters of the debt securities offerings, and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. Since the filing of the City of Sterling complaint, two additional putative class actions have been filed in the same court (together with City of Sterling, the State Cases) and the State Cases have now been consolidated. The Company intends to vigorously defend itself in all respects in regard to the State Cases.
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

TAX MATTERS
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. For the legacy Occidental group, taxable years through 2017 for U.S. federal income tax purposes have been audited by the U.S. Internal Revenue Service (IRS) pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Taxable years through 2009 have been audited for state income tax purposes. All significant audit matters in foreign jurisdictions have been resolved through 2010. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
For Anadarko, its taxable years through 2016 for U.S. federal and state income tax purposes have been audited by the IRS and respective state taxing authorities. There are outstanding significant audit matters in one foreign jurisdiction. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Other than the matter discussed below, Occidental believes that the resolution of these outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations. Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. The case was in the IRS appeals process until the second quarter of 2020, however it has since been returned to the U.S. Tax Court where Occidental expects to continue pursuing resolution. While Occidental believes it is entitled to this refund, in accordance with ASC 740’s guidance on the accounting for uncertain tax positions, as of June 30, 2020, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded for financial statement purposes other than future interest. A liability was recorded in deferred credits and other liabilities - other at December 31, 2019, for the amount to be repaid plus interest in the event Occidental does not prevail.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (hereafter, CARES Act), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including provisions allowing for immediate refund of remaining unutilized AMT credits as well as allowing a 5-year carryback of net operating losses generated in tax years 2018, 2019, and 2020. As of the date of this report, Occidental received approximately $170 million of cash refunds as a result of the aforementioned AMT credit and NOL carryback provisions and anticipates an additional $25 million cash refund by the end of the year. Occidental does not currently expect the various provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets. Occidental will continue to monitor additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2020, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

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

ENVIRONMENTAL REMEDIATION
As of June 30, 2020, Occidental participated in or monitored remedial activities or proceedings at 177 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of June 30, 2020. The current portion, $160 million, is included in accrued liabilities and the non-current portion, $1.0 billion, in deferred credits and other liabilities - environmental remediation liabilities.
Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	37	$458
Third-party sites	73	292
Occidental-operated sites	17	148
Closed or non-operated Occidental sites	50	262
Total	177	$1,160

As of June 30, 2020, Occidental’s environmental remediation liabilities exceeded $10 million each at 19 of the 177 sites described above, and 100 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 45 percent of the period-end remediation balance at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2019.

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
In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation (Plan) to liquidate Maxus and create a trust to pursue claims against YPF, Repsol, and others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan became final and the trust became effective. Among other responsibilities, the trust will pursue claims against YPF, Repsol and others and distribute assets to Maxus' creditors in accordance with the trust agreement and Plan. In June 2018, the trust filed its complaint against YPF and Repsol in Delaware bankruptcy court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the bankruptcy court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case away from the bankruptcy court. Discovery remains ongoing at the time of this report.

NOTE 12 - RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
Occidental has various defined benefit pension plans for certain domestic union, non-union hourly and foreign national employees. In addition, Occidental also provides medical and other benefits for certain active, retired and disabled employees and their eligible dependents. In conjunction with the Acquisition, Occidental acquired certain Anadarko contributory and non-contributory defined benefit pension plans, which include both qualified and supplemental plans, and plans that provide health care and life insurance benefits for certain retired employees. The Anadarko pension and postretirement obligations were remeasured as of the Acquisition date. Effective as of June 30, 2020, the defined benefit pension plans and certain of the supplemental plans covering active Anadarko employees were frozen.
Net periodic benefit costs related to pension benefits included net gains related to settlement, curtailment and special termination benefits of $118 million for three months ended June 30, 2020, and $116 million for the six months ended June 30, 2020, respectively.
The settlement and curtailment gains and special termination benefits for 2020 primarily relate to a separation program initiated in conjunction with the Acquisition and the freezing of benefit accruals for Anadarko employees. Excluding these items, net periodic benefit costs related to pension benefits were $13 million and $24 million for the three and six months ended June 30, 2020, respectively. Net periodic benefit costs related to pension benefits were not material for the three or six months ended June 30, 2019.
Net periodic benefit costs related to postretirement benefits were $18 million and $38 million for the three and six months ended June 30, 2020, respectively, compared to $15 million and $29 million for the same periods in 2019.
During the three and six months ended June 30, 2020, Occidental contributed $11 million and $102 million, respectively, to its qualified and supplemental plans. During the three and six months ended June 30, 2019, Occidental contributed an immaterial amount to its defined benefit plans. The increase in contributions is primarily due to distributions from the Anadarko supplemental plans related to the severance program described above. Occidental is reimbursed for a majority of these contributions from a trust for former Anadarko employees. Occidental is deferring all required contributions to the qualified defined benefit plans as permitted by the CARES Act.

NOTE 13 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three months ended June 30,		Six months ended June 30,
millions except per-share amounts	2020	2019	2020	2019
Net income (loss) from continuing operations	$(6,716)	$635	$(8,729)	$1,266
Loss from discontinued operations	(1,415)	—	(1,415)	—
Net income (loss)	(8,131)	635	(10,144)	1,266
Less: Preferred stock dividends	(222)	—	(441)	—
Net income (loss) attributable to common stock	$(8,353)	$635	$(10,585)	$1,266
Less: Net income allocated to participating securities	—	(3)	—	(6)
Net income (loss) attributable to common stock, net of participating securities	(8,353)	632	(10,585)	1,260

Weighted average number of basic shares	915.5	748.3	906.2	748.7

Net income (loss) attributable to common stockholders per share—basic	$(9.12)	$0.84	$(11.68)	$1.68

Net income (loss) attributable to common stock, net of participating securities	(8,353)	632	(10,585)	1,260

Weighted-average number of basic shares	915.5	748.3	906.2	748.7
Dilutive securities	—	1.2	—	1.3
Total diluted weighted-average common shares	915.5	749.5	906.2	750.0

Net income (loss) attributable to common stockholders per share—diluted	$(9.12)	$0.84	$(11.68)	$1.68

For the three and six months ended June 30, 2020, the Berkshire Warrants, Common Stock Warrants, and options covering approximately 200 million shares of Occidental common stock were excluded from the diluted shares as their effect would have been anti-dilutive.

PREFERRED STOCK
In connection with the Acquisition, Occidental issued 100,000 shares of series A preferred stock (the Preferred Stock), having a face value of $100,000 per share. Dividends on the Preferred Stock accrue on the face value at a rate per annum of 8 percent, but will be paid only when, as and if declared by Occidental’s Board of Directors. The Board of Directors will assess market conditions and Occidental's financial position on a quarterly basis to determine whether the dividend on the Preferred Stock will be paid in shares of common stock, in cash or a combination of shares of common stock and cash. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9 percent. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9 percent per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock.
In March and June, 2020, the Board of Directors elected to declare its quarterly dividend on the Preferred Stock in shares of common stock. In accordance with the Certificate of Designations, the number of shares issued was calculated based on 90 percent of the average of the volume weighted average price over each of the 10 consecutive trading days following the dividend declaration date. On July 15, 2020, Occidental issued approximately 11.6 million shares of common stock to the holders of Preferred Stock as of June 30, 2020.

COMMON STOCK WARRANTS
On June 26, 2020, the Board of Directors declared a distribution to holders of its common stock of warrants to purchase shares of Occidental’s common stock, at a rate of 0.125 warrants per share of Occidental common stock (the Common Stock Warrants). Occidental issued approximately 116 million Common Stock Warrants on or about August 3, 2020 to holders of record of outstanding shares of Occidental’s common stock as of the close of business on July 6, 2020 and pursuant to Occidental’s outstanding equity-based incentive awards in connection with anti-dilution adjustments resulting from such distribution. The Common Stock Warrants have an exercise price of $22.00 per share and will expire on August 3, 2027. The Common Stock Warrants are listed on the the New York Stock Exchange and trade under the symbol "OXY WS".
The Common Stock Warrants were measured at fair value on the declaration date using the Black-Scholes option model and were classified as equity, "Additional paid-in capital". The following level 2 inputs were used in the Black-Scholes option model: the expected life of the Common Stock Warrants, a volatility factor and the exercise price. The expected life is based on the estimated term of the Common Stock Warrants, the volatility factor is based on historical volatilities of Occidental common stock, and the exercise of $22.00 per share of Occidental common stock. As of the declaration date, the fair value of the Common Stock Warrants was determined to be $767 million.

NOTE 14 - SEGMENTS

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

millions	Oil and Gas (a)	Chemical	Midstream and Marketing (b)	Corporate and Eliminations (c)	Total
Three months ended June 30, 2020
Net sales	$2,040	$846	$204	$(162)	$2,928
Income (loss) from continuing operations before income taxes	$(7,734)	$108	$(7)	$(551)	$(8,184)
Income tax benefit				1,468	1,468
Income (loss) from continuing operations	$(7,734)	$108	$(7)	$917	$(6,716)

Three months ended June 30, 2019
Net sales	$2,718	$998	$909	$(205)	$4,420
Income (loss) from continuing operations before income taxes	$726	$208	$331	$(324)	$941
Income tax expense	—	—	—	(306)	(306)
Income (loss) from continuing operations	$726	$208	$331	$(630)	$635

millions	Oil and Gas (a)	Chemical	Midstream and Marketing (b)	Corporate and Eliminations (c)	Total
Six months ended June 30, 2020
Net sales	$7,100	$1,808	$994	$(361)	$9,541
Income (loss) from continuing operations before income taxes	$(7,498)	$294	$(1,294)	$(1,724)	$(10,222)
Income tax benefit				1,493	1,493
Income (loss) from continuing operations	$(7,498)	$294	$(1,294)	$(231)	$(8,729)

Six months ended June 30, 2019
Net sales	$5,069	$2,057	$1,725	$(427)	$8,424
Income (loss) from continuing operations before income taxes	$1,210	$473	$610	$(496)	$1,797
Income tax expense	—	—	—	(531)	(531)
Income (loss) from continuing operations	$1,210	$473	$610	$(1,027)	$1,266

(a) Includes $6.4 billion and $7.0 billion related to asset impairments and other charges for the three and six months ended June 30, 2020, respectively. Additionally includes a $957 million gain on the oil collars and calls for the six months ended June 30, 2020.
(b) Includes $1.4 billion of impairments related to the write-off of goodwill and a loss from an equity investment related to WES's write-off of its goodwill for the six months ended June 30, 2020.
(c) Includes $149 million and $297 million in expenses related to Anadarko acquisition-related costs for the three and six months ended June 30, 2020, respectively, and a $665 million loss on interest rate swaps for the six months ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion should be read together with the Consolidated Condensed Financial Statements and the Notes to Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of Occidental's Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K); the information set forth in Risk Factors under Part I, Item 1A of the 2019 Form 10-K; and the information set forth in Risk Factors under Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2020.

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
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets, repay or refinance debt and the impact of changes in Occidental’s credit ratings; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations, such as the sharp decline in crude oil prices that occurred in the first half of 2020; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of our proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, natural gas and natural gas liquids reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; general economic conditions, including slowdowns, domestically or internationally, and volatility in the securities, capital or credit markets; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; governmental actions and political conditions and events; legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deepwater and onshore drilling and permitting regulations and environmental regulation (including regulations related to climate change); environmental risks and liability under international, provincial, federal, regional, state, tribal, local and foreign environmental laws and regulations (including remedial actions); potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, natural disasters, cyber-attacks or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; reorganization or restructuring of Occidental’s operations; changes in state, federal or foreign tax rates; and actions by third parties that are beyond Occidental's control. The unprecedented nature of the COVID-19 pandemic and recent market decline may make it more difficult to identify potential risks, give rise to risks that are currently unknown or amplify the impact of known risks.
Additional information concerning these and other factors can be found in Occidental’s filings with the U.S. Securities and Exchange Commission, including Occidental’s 2019 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, natural gas and NGL prices, the Midland to Gulf Coast oil spreads and the prices it receives for its chemical products. The worldwide economy has been severely impacted by the ongoing effects of the COVID-19 pandemic, which began during the first quarter of 2020. Beginning in the first quarter and continuing through the date of this report, travel restrictions and stay at home orders were implemented for much of the world to limit the spread of COVID-19, which has resulted in a dramatic reduction in oil and gas demand. In March 2020, despite falling demand, certain members of the Organization of the Petroleum Exporting Countries and its broader partners (OPEC+) announced their intention to increase crude oil production, and the resulting oversupply led to further declines in oil and gas prices. On April 12, 2020, certain members of OPEC+ agreed to production cuts intended to mitigate the oil supply and demand imbalance to stabilize prices. These production cuts coupled with declining U.S. production helped mitigate the supply and demand imbalance, yet these reductions are not expected to be enough in the near-term to fully offset the decline in demand from the COVID-19 pandemic and prices have remained volatile. With the recent modest crude oil price recovery, several U.S. producers have announced plans to begin restoring some of their curtailed production. We expect that oil prices in the near-term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on oil and gas demand, the extent to which countries abide by the OPEC+ production agreement, and U.S. production levels.

LIQUIDITY
In response to the dramatic drop in oil prices, Occidental has taken significant measures to reduce its 2020 capital expenditures and cash operating and corporate costs to increase its liquidity. Specifically, Occidental has:

•Reduced its 2020 capital budget to a range of $2.4 to $2.6 billion from $5.2 to $5.4 billion, a midpoint reduction of more than 50%;
•Made significant cuts to its 2020 operating and corporate costs that are expected to result in cash savings of over $1.0 billion;
•Reduced the quarterly common stock dividend to $0.01 per share from $0.79 per share, effective July 2020, which on an annualized basis will reduce its dividend outlay by approximately $2.9 billion to enhance Occidental’s liquidity;
•Elected to pay its quarterly dividend on the Series A preferred stock in the form of shares of common stock, in lieu of cash, for the first and second quarters of 2020, preserving $400 million of liquidity. The Board of Directors will assess market conditions and Occidental's financial position on a quarterly basis to determine whether the Series A preferred stock dividend will be paid in shares of common stock, in cash or a combination of shares of common stock and cash; and
•Issued $2.0 billion in senior unsecured notes in July 2020 and used the proceeds to satisfy $2.0 billion of 2021 maturities.

In 2019, Occidental entered into three-way oil collar and calls derivative instruments to reduce its exposure to commodity-price risk and increase the predictability of near-term cash flows. As of June 30, 2020, these three-way oil collars covered 350 MBOED for the remainder of the calendar year. Through June 30, 2020, Occidental has received $322 million of proceeds associated with these instruments, and the remaining net fair value of the three-way collars and calls was $463 million as of June 30, 2020. See Note 6 - Derivatives in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Occidental believes that the significant actions outlined above enhance its liquidity position to fund its operations. Occidental will continue to evaluate the economic environment as well as the commodity price environment and may make further adjustments to its levels of expenditures and operating and corporate costs. However, the ultimate impact of the COVID-19 pandemic on Occidental's results of operations, cash flows and financial position are unknown, and those impacts could be material. Additionally, actions taken in response to the current macro-environment may result in the long-term reduction of its capital expenditure and production profile.

DEBT MATURITIES
In July 2020, Occidental issued $2.0 billion in senior unsecured notes (the Senior Notes Offering) of which $500 million matures in each of 2025 and 2027 and $1.0 billion matures in 2030. The net proceeds from the Senior Notes Offering were used to fund its concurrent cash tender offers for certain outstanding senior notes (the Tender Offers). The Tender Offers were completed in July 2020, resulting in the repayment of approximately $2.0 billion of maturities in 2021. After the completion of the Tender Offer, Occidental has debt maturities of approximately $4.4 billion in 2021 (including $480 million due in the first quarter of 2021) and $4.7 billion in 2022. Occidental’s Zero Coupon senior notes due 2036 (Zero Coupons) can be put to Occidental in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2020, which, if put in whole, would require a payment of $992 million at such date. Occidental currently has the intent and ability to meet this obligation, including using amounts available under the revolving credit facility (RCF) should the put right be exercised. As of June 30, 2020, Occidental had approximately $1.0 billion of cash and cash equivalents on hand, and as of the date of this filing, $5.0 billion of borrowing capacity under its existing RCF which matures in 2023.
Occidental continues to pursue divestitures of certain assets and intends to use the proceeds from asset sales and free cash flow to repay its nearer-term debt maturities, but the expected timing and final proceeds from such asset sales are uncertain. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing. However, given the inherent uncertainty associated with the duration and severity of the COVID-19 pandemic and its resulting impact on oil demand, Occidental may need to seek additional liquidity sources, refinance debt maturities, or both, to fund its operations.

DEBT RATINGS
In connection with the Senior Notes Offering, Occidental's long-term debt credit ratings were reviewed by the three major rating agencies. As of June 30, 2020, Occidental’s long-term debt was rated BB+ by Standard and Poor’s (S&P), BB by Fitch Ratings (Fitch), and Ba2 by Moody’s Investors Service (Moody’s). Any additional downgrade in credit ratings could impact Occidental's ability to access capital and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade , Occidental may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds, or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments.
As of the date of this filing, Occidental has provided required financial assurances through a combination of cash, surety bonds, and letters of credit made available to us on a bilateral basis and has not issued any letters under the RCF. For additional information, see Risk Factors in Part 1, Item 1A of Occidental’s 2019 Form 10-K.

IMPACT OF COVID-19 PANDEMIC TO GLOBAL OPERATIONS
Occidental is focused on protecting the health and safety of its employees and contractors during the COVID-19 pandemic. Occidental has implemented workplace restrictions in our offices and work sites for health and safety reasons, including guidance for employees to work remotely, if able. Occidental has not incurred material costs as a result of new protocols and procedures. Occidental continues to monitor national, state and local government directives where we have operations and/or offices. While Occidental has not incurred any significant disruptions to its day-to-day operations as a result of any workplace restrictions related to the COVID-19 pandemic to-date, the extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.
Occidental's current and future operations are impacted by the lower crude oil price environment. In order to maximize liquidity and free cash flow for the second half of 2020 at the current commodity price forecast, Occidental plans to limit remaining 2020 capital expenditures to between $700 million and $900 million, which is expected to result in lower production volumes, compared to the first half of the year, for the remainder of 2020.

POTENTIAL FOR ADDITIONAL FUTURE IMPAIRMENTS
As a result of the expected prolonged period of lower commodity prices brought on by the COVID-19 pandemic’s impact on oil demand, Occidental tested substantially all of its oil and gas assets for impairment during the second quarter of 2020. Occidental recognized pre-tax impairment charges of $6.4 billion related to continuing operations and $2.2 billion related to discontinued operations for the three months ended June 30, 2020. If there is a further worsening of the macro-economic conditions and if such worsened condition is expected to be prolonged, Occidental’s oil and gas properties may be subject to further testing for impairment, which could result in additional non-cash asset impairments, and such impairments could be material to our financial statements.
Occidental’s equity method investment carrying amount in WES is $4.9 billion as of June 30, 2020. The initial carrying amount was established based on WES’s market capitalization as of December 31, 2019 upon Occidental’s loss of control of WES’s general partner. WES’ unit price has been volatile during the second quarter of 2020 trading from approximately $3.00 to over $12.00 per unit and closing at $10.04 per unit as of June 30, 2020. Accordingly, Occidental has concluded that the current short-term loss in value has not met the other-than-temporary criteria under accounting literature governing equity method investments as of June 30, 2020 given the volatility of WES’ unit price and the significant unit price improvement over the second quarter. However, if WES’s unit price remains significantly below its year-end 2019 unit price for the remainder of 2020, Occidental may be be required to reduce the carrying amount of its equity method investment in WES. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties, which could be impacted by lower demand for oil and gas associated with the ongoing COVID-19 pandemic.

PROVED RESERVES
Occidental's proved reserves are estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable year. The average first-day-of-the-month prices used to compute proved reserves at December 31, 2019, were $55.69 per barrel for WTI, $63.03 per barrel for Brent, and $2.58 per MMBtu for Henry Hub. The average first-day-of-the-month prices for the first eight months of 2020 are $39.13 per barrel for WTI, $43.69 per barrel for Brent, and $1.75 per MMBtu for Henry Hub. If commodity prices continue to remain below the average prices used to estimate Occidental's year-end 2019 proved reserves, Occidental would expect negative price-related reserve revisions at year-end 2020, the magnitude of which could be significant. In addition, as Occidental lowers its projected capital spending this could result in a material amount of proved undeveloped reserves no longer being supportable within a five-year development plan and thus no longer meeting the criteria to be classified as proved. Occidental had proved undeveloped reserves of 905 MMBOE at December 31, 2019.
The most significant ongoing financial statement effect from a change in Occidental’s oil and gas reserves or impairment of its proved properties would be to the DD&A (depreciation, depletion and amortization) rate. For example, a 5 percent increase or decrease in the amount of oil and gas reserves would increase or decrease pre-tax income by approximately $165 million for the remainder of the year.

CONSOLIDATED RESULTS OF OPERATIONS

Occidental reported a loss from continuing operations of $6.7 billion for the second quarter of 2020 on net sales of $2.9 billion, compared to income from continuing operations of $635 million on net sales of $4.4 billion for the second quarter of 2019. Diluted earnings from continuing operations per share was a loss of $7.58 for the second quarter of 2020 compared to earnings per share of $0.84 for the second quarter of 2019.
Occidental reported a loss from continuing operations of $8.7 billion for the six months ended June 30, 2020, on net sales of $9.5 billion, compared to income from continuing operations of $1.3 billion on net sales of $8.4 billion for the six months ended June 30, 2019. Diluted earnings from continuing operations per share was a loss of $10.12 for the six months ended June 30, 2020 compared to earnings per share of $1.68 for the six months ended June 30, 2019.
Excluding the impact of asset impairments, gains on the oil collars and calls, net losses on the interest rate swaps and acquisition-related costs, the decrease in income from continuing operations for the three and six months ended June 30, 2020, compared to the same periods in 2019, is primarily related to lower crude oil prices, which declined over 35%, lower marketing margins due to the tightening of the Midland to MEH differential and higher interest expense due to the increase in debt issued to partially fund the Acquisition, as well as the debt assumed through the Acquisition, the effects of which were partially offset by higher crude oil, NGLs, and natural gas production volumes acquired with the Acquisition.

SELECTED STATEMENTS OF OPERATIONS ITEMS
Net sales decreased for the second quarter of 2020 compared to the same period in 2019, primarily as a result of lower crude oil prices, which declined over 35%, lower marketing margins due to the tightening of the Midland to MEH differentials, and lower realized caustic soda prices and overall sales volumes in the chemical segment, which was partially offset by higher crude oil, NGLs, and natural gas production volumes.
Net sales increased for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to higher crude oil, NGLs, natural gas production volumes from the assets acquired through the Acquisition, which was partially offset by lower crude oil prices, lower marketing margins and lower realized caustic soda prices and overall sales volumes in the chemical segment.
Oil and gas operating expense and transportation expense increased for the three and six months ended June 30, 2020, compared to the same period in 2019, primarily due to higher transportation expenses and production costs for surface operations and maintenance due to increased production as a result of the Acquisition. Purchased commodities decreased for the three and six months ended June 30, 2020, compared to the same period in 2019, due to lower crude oil prices on third-party crude purchases related to the midstream and marketing segment. DD&A expense increased for the three and six months ended June 30, 2020, compared to the same period in 2019, primarily due to depreciation associated with assets acquired through the Acquisition. Asset impairments and other charges for the three months ended June 30, 2020 included $6.4 billion in pre-tax impairments on oil and gas proved and unproved properties. In addition, asset impairments and other charges for the six months ended June 30, 2020 included a $1.2 billion impairment of goodwill attributable to Occidental's ownership in WES as well as other impairments to both proved and unproved oil and gas properties and lower of cost or net realizable value adjustments for crude inventory.
Interest and debt expense, net, increased for the three and six months ended June 30, 2020, compared to the same period in 2019, due to the increase in debt issued to partially fund the Acquisition, as well as the debt assumed through the Acquisition.

The decrease in the provision for income taxes from continuing operations for the three and six months ended June 30, 2020 compared to the same period in 2019 reflects lower pre-tax income, which is primarily offset by the impairment of certain international assets and the WES goodwill, for which the company receives no tax benefit. The difference between the 15 percent effective tax rate for the first half of 2020 and the 21 percent U.S. federal statutory tax rate is similarly primarily driven by the international asset impairments and WES goodwill.

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
The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2020, and 2019:

	Three months ended June 30,		Six months ended June 30,
millions	2020	2019	2020	2019
Net sales (a)
Oil and Gas (b)	$2,040	$2,718	$7,100	$5,069
Chemical	846	998	1,808	2,057
Midstream and Marketing (c)	204	909	994	1,725
Eliminations	(162)	(205)	(361)	(427)
Total	2,928	4,420	9,541	8,424
Income (loss) from continuing operations
Oil and Gas	(7,734)	726	(7,498)	1,210
Chemical	108	208	294	473
Midstream and Marketing	(7)	331	(1,294)	610
Total	(7,633)	1,265	(8,498)	2,293
Unallocated corporate items
Interest expense, net	(310)	(143)	(662)	(226)
Income tax benefit (expense)	1,468	(306)	1,493	(531)
Other items, net (d)	(241)	(181)	(1,062)	(270)
Income (loss) from continuing operations	$(6,716)	$635	$(8,729)	$1,266
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) Includes $6.4 billion and $7.0 billion related to asset impairments and other charges for the three and six months ended June 30, 2020, respectively. Additionally includes a $957 million gain on the oil collars and calls for the six months ended June 30, 2020.
(c) Includes $1.4 billion of impairments related to the write-off of goodwill and a loss from an equity investment related to WES's write-off of its goodwill for the six months ended June 30, 2020.
(d) Includes $149 million and $297 million in expenses related to Anadarko acquisition-related costs for the three and six months ended June 30, 2020, respectively, and a $665 million loss on interest rate swaps for the six months ended June 30, 2020.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that either arose in connection with the Acquisition or vary widely and unpredictably in nature, timing, and amount:

	Three months ended June 30,		Six months ended June 30,
millions	2020	2019	2020	2019
Oil and Gas
Asset impairments - domestic	$(5,514)	$—	$(5,796)	$—
Asset impairments - international	(931)	—	(1,195)	—
Asset sales gains, net	14	—	14	—
Rig termination and other - domestic	(3)	—	(38)	—
Rig termination and other - international	(6)	—	(6)	—
Oil collars gains	5	—	957	—
Total Oil and Gas	(6,435)	—	(6,064)	—

Midstream and Marketing
Goodwill and other asset impairment	(7)	—	(1,465)	—

Corporate
Anadarko acquisition-related costs	(149)	(107)	(297)	(107)
Acquisition-related pension and curtailment gains	114	—	114	—
Interest rate swap mark-to-market (MTM)	4	—	(665)	—
Berkshire Warrants MTM	(79)	—	5	—
Total Corporate	(110)	(107)	(843)	(107)

Tax effect of items affecting comparability	1,226	13	1,281	13
Loss from continuing operations	$(5,326)	$(94)	$(7,091)	$(94)
Discontinued operations, net taxes	$(1,415)	$—	$(1,415)	$—
Total	$(6,741)	$(94)	$(8,506)	$(94)

OIL AND GAS SEGMENT
Oil and gas segment losses were $7.7 billion and $7.5 billion for the three and six months ended June 30, 2020, respectively, compared with segment earnings of $726 million and $1.2 billion for the same periods of 2019. Excluding the impact of asset impairments and other charges and gains on the oil collars and calls, the decrease in earnings primarily reflected lower realized crude oil prices, partially offset by higher crude oil, NGL and natural gas sales volumes mostly due to added production from the Acquisition.

The following table sets forth the total sales volumes per day for oil and NGLs in thousands of barrels (MBBL) or millions of cubic feet per day for natural gas (MMCF):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales Volumes per Day
Oil (MBBL)
United States	603	289	633	283
Middle East / Africa	136	86	134	86
Latin America	30	37	32	32
NGL (MBBL)
United States	230	87	230	83
Middle East / Africa	39	34	37	34
Natural Gas (MMCF)
United States	1,697	419	1,696	405
Middle East	564	528	545	536
Latin America	7	6	7	6
Total Continuing Operations Volumes (MBOE) (a)	1,416	692	1,441	676
Discontinued & Exited Operations	28	52	28	52
Total Sales Volumes (MBOE) (a)	1,444	744	1,469	728
(a) Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six MCF of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalence.

Average daily sales volumes from continuing operations were 1,416 thousands of barrels of oil equivalent per day (MBOED) for the second quarter of 2020, compared to 692 MBOED for the second quarter of 2019. The increase in average daily sales volumes from continuing operations of 724 MBOED is primarily due to acquired production from the Acquisition, including 187 MBOED in the Permian Basin, 312 MBOED in the DJ Basin and 142 MBOED in the Gulf of Mexico.
Total average daily sales volumes from continuing operations for the first six months of 2020 and 2019 were 1,441 MBOED and 676 MBOED, respectively. The increase in average daily sales volumes from continuing operations of 765 MBOED is primarily due to acquired production from the Acquisition, including 184 MBOED in the Permian Basin, 319 MBOED in the DJ Basin and 153 MBOED in the Gulf of Mexico.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Average Realized Prices
Oil ($/BBL)
United States	$21.27	$55.14	$34.07	$51.85
Middle East / Africa	$31.42	$65.83	$42.18	$63.16
Latin America	$24.02	$62.66	$36.45	$59.67
Total Worldwide	$23.17	$58.91	$35.52	$55.86
NGL ($/BBL)
United States	$7.22	$16.28	$9.60	$16.52
Middle East / Africa	$11.23	$22.50	$15.58	$21.89
Total Worldwide	$7.79	$18.00	$10.43	$18.07
Natural Gas ($/MCF)
United States	$0.90	$0.23	$1.04	$0.77
Latin America	$6.31	$7.01	$6.47	$7.19
Total Worldwide	$1.10	$1.03	$1.20	$1.28

Average Index Prices
WTI oil ($/BBL)	$27.85	$59.82	$37.01	$57.36
Brent oil ($/BBL)	$33.26	$68.32	$42.11	$66.11
NYMEX gas ($/MCF)	$1.77	$2.67	$1.91	$2.95

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	83%	98%	96%	97%
Worldwide oil as a percentage of average Brent	70%	86%	84%	84%
Worldwide NGL as a percentage of average WTI	28%	30%	28%	32%
Domestic natural gas as a percentage of average NYMEX	51%	9%	54%	26%

For the three months ended June 30, 2020 average realized prices decreased relative to indexed prices due to price volatilities as a result of the COVID-19 pandemic, which decreased demand resulting in significant declines in regional oil prices especially in the Permian and DJ Basins.

CHEMICAL SEGMENT
Chemical segment earnings for the three months ended June 30, 2020 and 2019 were $108 million and $208 million, respectively, and $294 million and $473 million for the six months ended June 30, 2020 and 2019, respectively. Compared to the same periods in 2019, the three and six months ended June 30, 2020 reflected lower realized caustic soda prices and overall lower sales volumes as a result of the COVID-19 pandemic, partially offset by lower natural gas costs and lower plant spending.

MIDSTREAM AND MARKETING SEGMENT
Midstream and marketing segment loss for the three and six months ended June 30, 2020 was $7 million and $1.3 billion, respectively, compared with earnings of $331 million and $610 million for the same periods in 2019, respectively. Segment losses for the six months ended June 30, 2020 included impairments and related charges of $1.5 billion, primarily related to the impairment of goodwill related to WES, a loss from an equity investment related to WES's write-off of its goodwill and impairments to record inventory at the lower of cost or net realizable value. Excluding these impairments, midstream and marketing earnings declined compared to the prior period mainly due to lower marketing margins from the tightening of the Midland to MEH differentials, lower sulfur prices impacting Al Hosn Gas and lower pipeline income from the sale of the Plains equity investment in the third quarter of 2019.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended June 30,		Six months ended June 30,
millions, except percentages	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$(8,184)	$941	$(10,222)	$1,797
Income tax (expense) benefit
Federal and state	$1,577	$(38)	$1,667	$(112)
Foreign	$(109)	$(268)	$(174)	$(419)
Total income tax (expense) benefit	$1,468	$(306)	$1,493	$(531)
Income (loss) from continuing operations	$(6,716)	$635	$(8,729)	$1,266
Worldwide effective tax rate	18%	33%	15%	30%

The difference between the 18 percent effective tax rate for income from continuing operations for the three months ended June 30, 2020 and the 21 percent U.S. federal statutory tax rate is primarily driven by the impairment of Algeria oil and gas properties, for which the company receives no tax benefit. The difference between the 15 percent effective tax rate for income from continuing operations for the six months ended June 30, 2020 and the U.S. federal statutory tax rate is primarily driven by the impairment of the WES goodwill and international assets, for which the company receives no tax benefit.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (hereafter, CARES Act), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including provisions allowing for immediate refund of remaining unutilized AMT credits as well as allowing a 5-year carryback of net operating losses generated in tax years 2018, 2019, and 2020. As of the date of this report, Occidental received approximately $170 million of cash refunds as a result of the aforementioned AMT credit and NOL carryback provisions and anticipates an additional $25 million cash refund by the end of the year. Occidental does not currently expect the various provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets. Occidental will continue to monitor additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2020, Occidental had approximately $1.0 billion in cash and cash equivalents and approximately $0.1 billion in restricted cash and restricted cash equivalents, which was primarily associated with a benefits trust for former Anadarko employees that was funded as part of the Acquisition, payments of future hard-minerals royalties conveyed, and a judicially controlled account related to a Brazilian tax dispute. Restricted cash within the benefits trust will be made available to Occidental as payments are made to former Anadarko employees. Refer to the Current Business Outlook section of the Management’s Discussion and Analysis for actions Occidental has taken to improve its liquidity position in the current business environment, including the July 2020 Senior Notes Offering and Tender Offers.
Operating cash flow from continuing operations was approximately $1.7 billion for the first six months of 2020, compared to approximately $3.0 billion for the same period of 2019. The decrease in operating cash flow from continuing operations is primarily due to lower crude oil prices and higher interest expense, partially offset by higher crude oil, NGLs, and natural gas production volumes.
Occidental’s net cash used by investing activities from continuing operations was approximately $2.1 billion for the first six months of 2020, compared to approximately $2.7 billion for the same period of 2019. Capital expenditures for the first six months of 2020 and 2019 were approximately $1.7 billion and $2.5 billion respectively, of which substantially all was for the oil and gas segment.
Occidental’s net cash used by financing activities from continuing operations was approximately $2.0 billion for the first six months of 2020, compared to approximately $1.5 billion cash used for the same period of 2019. Cash used by financing activities for the first six months of 2020 and 2019 mainly reflected the payment of dividends of $1.6 billion and $1.2 billion respectively.
As of June 30, 2020, and as of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing. However, given the inherent uncertainty associated with the duration and severity of the COVID-19 pandemic and its resulting impact on oil demand, Occidental may need to seek additional liquidity sources, refinance debt maturities, or both, to fund its operations.
For more information regarding upcoming debt maturities, liquidity-improvement initiatives and the impact of the COVID-19 pandemic and challenging oil and gas demand environment on Occidental’s liquidity and capital resources, see the Current Business Outlook section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

COMMODITY PRICE RISK

Occidental's most significant market risk relates to prices for oil, natural gas, and NGLs. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues and cash flows are likewise affected. In addition, a non-cash write-down of Occidental's oil and gas properties may be required if commodity prices experience further declines or persist at current levels.
As a result of the expected prolonged period of lower commodity prices brought on by the COVID-19 pandemic’s impact on oil demand, Occidental tested substantially all of its oil and gas assets for impairment during the second quarter of 2020. Occidental's oil and gas segment recognized pre-tax impairments of approximately $8.6 billion related to both proved and unproved oil and gas properties for the three months ended June 30, 2020. If the macro-economic conditions that exist as of the date of this Form 10-Q continue or worsen for a prolonged period, our operations and financial condition may be materially and adversely affected, and our oil and gas properties may be subject to further testing for impairment. This could result in additional non-cash asset impairments, and such impairments could be material to our financial statements.

DERIVATIVE INSTRUMENTS HELD FOR NON-TRADING PURPOSES

As of June 30, 2020, Occidental had derivative instruments in place to reduce the price risk associated with future crude oil production of 350 thousand barrels per day. As of June 30, 2020, these derivative instruments were at a $463 million net derivative asset position.
The following table shows a sensitivity analysis based on both a five-percent and ten-percent change in commodity prices and their effect on the net derivative asset position of $463 million at June 30, 2020:

millions except percentages
Percent change in commodity prices	Net derivative asset	Change to fair value from June 30, 2020 position
+ 5%	$393	$(69)
- 5%	$516	$53
+ 10%	$307	$(156)
- 10%	$557	$94

INTEREST RATE RISK
Occidental acquired interest rate swap contracts in the Acquisition. Occidental pays a fixed interest rate and receives a floating interest rate indexed to three-month London Inter-Bank Offered Rate (LIBOR). The swaps have an initial term of 30 years with mandatory termination dates in September 2021 through 2023 and a total notional amount of $1.5 billion as of June 30, 2020. As of June 30, 2020, Occidental had a net liability of approximately $1.6 billion based on the fair value of the swaps of negative $2.0 billion netted against $424 million in posted cash collateral. A 25-basis point decrease in implied LIBOR rates over the term of the swaps would result in an additional liability of approximately $120 million on these swaps.
As of June 30, 2020, Occidental had variable rate debt with a notional value of $4.5 billion outstanding. A 25-basis point increase in LIBOR interest rates would increase gross interest expense approximately $11 million per year.
As of June 30, 2020, Occidental had fixed rate debt with a fair value of $27.1 billion outstanding. A 25-basis point change in Treasury rates would change the fair value of the fixed rate debt approximately $423 million.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2020.
Except as described below, there has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.
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
In the second quarter of 2020, Occidental continued the process of integrating Anadarko into its operations and internal control processes, resulting in some of Anadarko’s historical internal controls over financial reporting being superseded by Occidental’s internal controls over financial reporting. Management will continue to integrate Anadarko's historical internal controls over financial reporting with Occidental's internal controls over financial reporting, which may lead to changes in Occidental's or Anadarko’s historical internal controls over financial reporting in future fiscal periods.

Part II Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note - 10 Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the disclosure presented in the 2019 Form 10-K under Part I. Item 1A and the disclosure presented in the Form 10-Q for the quarter ended March 31, 2020 under Part II. Item 1A.

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and NGL. If the reduced demand for and prices of crude oil, natural gas and NGL continue for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have implemented workplace restrictions in our offices and work sites for health and safety reasons, including guidance for our non-essential employees to work remotely if able, and continue to monitor national, state and local government directives where we have operations and/or offices. Further, our business plan, including our financing and liquidity plan, includes, among other things, planned divestitures. If general economic conditions or conditions in the energy industry persist at current levels for an extended period of time, we may not be able to complete these transactions on favorable terms, in a timely manner or at all. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. The COVID-19 pandemic may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations. To the extent the COVID-19 pandemic adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, the 2019 Form 10-K under Part I Item IA and the Form 10-Q for the quarter ended March 31, 2020 under Part II Item 1A.

Crude oil prices declined significantly in the first quarter of 2020 and have remained depressed. If oil prices further decline or remain at current levels for a prolonged period, our operations and financial condition may be materially and adversely affected.

In the first half of 2020, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts among members of the Organization of the Petroleum Exporting Countries and its broader partners (“OPEC+”) would expire on April 1, 2020, and the ensuing expiration thereof. Recent agreed-upon production cuts by OPEC+ along with declining U.S. production have helped to correct the supply and demand imbalance; however, these reductions are not expected to be enough in the near-term to offset the significant inventory build caused by the demand destruction from the COVID-19 pandemic in the first half of 2020. Prices for WTI crude oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declining into April. While crude oil prices modestly recovered in June 2020, a reversal of recent improvements or a prolonged period at current prices may materially and adversely affect our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties.

As domestic demand for crude oil has declined substantially due to the COVID-19 pandemic, we cannot ensure that there will be a physical market for our production at economic prices until markets stabilize.

As a result of low commodity prices, we have curtailed a portion of our estimated crude oil production and may store rather than sell additional crude oil production in the near future. Additionally, the excess supply of oil could lead to further curtailments by our crude oil purchasers. We have contracted for additional storage capacity and began incurring incremental costs for such services in the second quarter of 2020. While we believe that the shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance we will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of our production can also result in increased costs under our midstream and other contracts. Any of the foregoing could result in an adverse impact on our revenues, financial position and cash flows.

We have recorded impairments of our proved and unproved oil and gas properties and will continue to assess further impairments in the future.

We have recorded impairments of our proved and unproved oil and gas properties resulting from prolonged declines in oil prices and may record such impairments in the future. Past impairments include pre-tax impairment and related charges to both proved and unproved oil and gas properties, and a lower of cost or net realizable value adjustment for crude inventory. In the second quarter of 2020, Occidental recognized a pre-tax impairment to its oil and gas proved and unproved properties of $8.6 billion. If the macro-economic conditions that exist as of the date of this Form 10-Q continue or worsen for a prolonged period, our operations and financial condition may be materially and adversely affected, and our oil and gas properties may be subject to further testing for impairment. This could result in additional non-cash asset impairments, and such impairments could be material to our financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2020, Occidental paid the quarterly dividend on its Series A Preferred Stock in the form of shares of Occidental's common stock. Pursuant to the Certificate of Designations dated as of August 8, 2019 establishing the relative powers, preferences, rights, qualifications, limitations and restrictions of the Series A Preferred Stock, an aggregate of 17,274,130 shares of common stock were issued to the holders of record of the Series A Preferred Stock as of March 31, 2020. Occidental did not realize any proceeds from the issuance of the shares, which was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
On June 26, 2020, the Board of Directors declared a distribution to holders of its common stock of warrants to purchase shares of Occidental’s common stock, at a rate of 0.125 warrants per share of Occidental common stock (the “Common Stock Warrants”). Occidental issued approximately 114 million Common Stock Warrants on August 3, 2020 to holders of record of outstanding shares of Occidental’s common stock as of the close of business on July 6, 2020 and expects to issue approximately 1.5 million additional Common Stock Warrants pursuant to Occidental’s outstanding equity-based incentive awards in connection with anti-dilution adjustments resulting from the distribution. The Common Stock Warrants have an exercise price of $22.00 per share and will expire on August 3, 2027. The Common Stock Warrants are listed on the the New York Stock Exchange and trade under the symbol "OXY WS".

Occidental’s share repurchase activities for the six months ended June 30, 2020, were as follows:

Period	Total Number of Shares Purchased			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter 2020	—		$—	—
April 1 - 30, 2020	—		$—	—
May 1 - 31, 2020	—		$—	—
June 1 - 30, 2020	157,808	(a)	$24.40	—
Second Quarter 2020	157,808		$24.40	—
Total 2020	157,808	(a)	$24.40	—	44,206,787	(b)
(a) Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b) Represents the total number of shares remaining at June 30, 2020 under Occidental’s share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 6. Exhibits

2.1*	Waiver, dated as of May 15, 2020, to Purchase and Sale Agreement, dated as of August 3, 2019, between Occidental Petroleum Corporation and Total S.A.

3.1
Restated Certificate of Incorporation of Occidental, dated November 12, 1999, and Certificates of Amendment thereto dated May 5, 2006, May 1, 2009, May 2, 2014 and June 3, 2020 (filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Occidental dated June 17, 2020, File No. 333-239236).

4.1
Indenture, dated as of August 8, 2019, between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 6, 2019, filed August 8, 2019, File No. 1-9210).

4.2
Officer’s Certificate pursuant to the Indenture, dated as of July 13, 2020, establishing the Notes and their terms (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated July 13, 2020, filed July 13, 2020, File No. 1-9210).

4.3	Form of Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated July 13, 2020, filed July 13, 2020, File No. 1-9210).

4.4	Form of Senior Notes due 2027 (included as Exhibit B to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated July 13, 2020, filed July 13, 2020, File No. 1-9210).

4.5	Form of Senior Notes due 2030 (included as Exhibit C to Exhibit 4.2) (filed as Exhibit 4.5 to the Current Report on Form 8-K of Occidental dated July 13, 2020, filed July 13, 2020, File No. 1-9210).

4.6
Third Supplemental Indenture to that certain Indenture, dated as of April 1, 1998, by and between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to The Bank of New York) (filed as Exhibit 4.6 to the Current Report on Form 8-K of Occidental dated July 13, 2020, filed July 13, 2020, File No. 1-9210).

4.7
First Supplemental Indenture to that certain Indenture, dated as of August 8, 2019, by and between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.7 to the Current Report on Form 8-K of Occidental dated July 13, 2020, filed July 13, 2020, File No. 1-9210).

10.1#*	Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective July 1, 2020).

10.2#*	Anadarko Retirement Restoration Plan (As Amended and Restated Effective July 1, 2020).

10.3#*	Kerr-McGee Corporation Benefits Restoration Plan (Amended and Restated Effective July 1, 2020).

10.4#*	Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005 and Amended and Restated as of July 1, 2020).

10.5#*	Occidental Petroleum Corporation Executive Change in Control Severance Plan

10.6#*	Occidental Petroleum Corporation Executive Incentive Compensation Plan (As Amended and Restated Effective January 1, 2020).

10.7#
Amended and Restated Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.7 to the Registration Statement on Form S-8 of Occidental dated June 17, 2020, File No. 333-239236).

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

OCCIDENTAL PETROLEUM CORPORATION

August 10, 2020	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller