Form 10-Q
period 2020-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2020-11-09
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2020
Common Stock $0.20 par value	931,209,495

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	September 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,896	$3,032
Restricted cash and restricted cash equivalents	51	485
Trade receivables, net	2,083	6,373
Inventories	1,660	1,581
Other current assets	1,445	1,432
Assets held for sale	3,559	3,870
Total current assets	10,694	16,773

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,125	6,389

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	103,954	107,801
Chemical segment	7,254	7,172
Midstream and marketing segment	8,211	8,176
Corporate	1,040	1,118
Gross property, plant and equipment	120,459	124,267
Accumulated depreciation, depletion and amortization	(52,038)	(42,037)
Net property, plant and equipment	68,421	82,230

OPERATING LEASE ASSETS	1,196	1,411

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	998	2,527

TOTAL ASSETS	$84,434	$109,330
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except per-share amounts	September 30, 2020	December 31, 2019

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,558	$51
Current operating lease liabilities	459	579
Accounts payable	2,682	7,050
Accrued liabilities	3,470	5,447
Liabilities of assets held for sale	1,331	1,718
Total current liabilities	10,500	14,845

LONG-TERM DEBT, NET
Long-term debt, net	35,899	38,537

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	7,508	9,717
Asset retirement obligations	4,135	4,411
Pension and postretirement obligations	1,728	1,823
Environmental remediation liabilities	975	1,035
Operating lease liabilities	786	872
Other	3,043	3,858
Total deferred credits and other liabilities	18,175	21,716

STOCKHOLDERS' EQUITY
Preferred stock at par value, 100,000 shares at September 30, 2020 and December 31, 2019	9,762	9,762
Common stock at par value, 1,079,959,455 shares at September 30, 2020 and 1,044,434,893 shares at December 31, 2019	216	209
Treasury stock, 148,573,859 shares at September 30, 2020 and 150,323,151 shares at December 31, 2019	(10,657)	(10,653)
Additional paid-in capital	16,505	14,955
Retained earnings	4,317	20,180
Accumulated other comprehensive loss	(283)	(221)
Total stockholders' equity	19,860	34,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,434	$109,330
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions, except per-share amounts	2020	2019	2020	2019

REVENUES AND OTHER INCOME
Net sales	$4,108	$5,859	$13,649	$14,283
Interest, dividends and other income	21	56	88	175
(Losses) gains on sale of assets, net	(846)	128	(824)	150
Total	3,283	6,043	12,913	14,608

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	656	974	2,356	2,336
Transportation and gathering expense	343	221	1,275	285
Chemical and midstream cost of sales	618	741	1,807	2,046
Purchased commodities	333	441	940	1,237
Selling, general and administrative expenses	166	245	655	548
Other operating and non-operating expense	231	362	542	860
Taxes other than on income	180	244	473	478
Depreciation, depletion and amortization	1,915	1,767	6,343	3,771
Asset impairments and other charges	2,723	325	10,996	325
Anadarko acquisition-related costs	5	924	302	974
Exploration expense	29	63	99	134
Interest and debt expense, net	353	381	1,015	632
Total	7,552	6,688	26,803	13,626

Income (loss) before income taxes and other items	(4,269)	(645)	(13,890)	982

OTHER ITEMS
Gains (losses) on interest rate swaps and Berkshire warrants, net	88	(33)	(573)	(33)
Income from equity investments	123	104	183	274
Total	211	71	(390)	241

Income (loss) from continuing operations before income taxes	(4,058)	(574)	(14,280)	1,223
Income tax benefit (expense)	403	(163)	1,896	(694)
Income (loss) from continuing operations	(3,655)	(737)	(12,384)	529
Income (loss) from discontinued operations, net of tax	80	(15)	(1,335)	(15)
NET INCOME (LOSS)	(3,575)	(752)	(13,719)	514
Less: Net income attributable to noncontrolling interest	—	(42)	—	(42)
Less: Preferred stock dividends	(203)	(118)	(644)	(118)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,778)	$(912)	$(14,363)	$354

PER COMMON SHARE
Income (loss) from continuing operations—basic	$(4.16)	$(1.06)	$(14.26)	$0.47
Income (loss) from discontinued operations—basic	$0.09	$(0.02)	$(1.46)	$(0.02)
Net income (loss) attributable to common stockholders per share—basic	$(4.07)	$(1.08)	$(15.72)	$0.45

Income (loss) from continuing operations—diluted	$(4.16)	$(1.06)	$(14.26)	$0.47
Income (loss) from discontinued operations—diluted	$0.09	$(0.02)	$(1.46)	$(0.02)
Net income (loss) attributable to common stockholders per share—diluted	$(4.07)	$(1.08)	$(15.72)	$0.45
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions	2020	2019	2020	2019

Net income (loss)	$(3,575)	$(752)	$(13,719)	$514
Other comprehensive income (loss) items:
Foreign currency translation losses	—	—	(1)	—
Losses on derivatives (a)	(1)	(114)	(3)	(130)
Pension and postretirement gains (losses) (b)	28	(34)	(63)	(30)
Reclassification of gains on derivatives (c)	2	—	5	—
Other comprehensive income (loss), net of tax	29	(148)	(62)	(160)
Comprehensive income (loss)	$(3,546)	$(900)	$(13,781)	$354
Comprehensive income (loss) attributable to noncontrolling interest	$—	$(42)	$—	$(42)
Comprehensive income (loss) attributable to preferred and common stockholders	$(3,546)	$(942)	$(13,781)	$312
(a) Net of tax of zero and $32 million for the three months ended September 30, 2020 and 2019, and $1 million and $36 million for the nine months ended September 30, 2020 and 2019, respectively.
(b) Net of tax of $(8) million and $10 million for the three months ended September 30, 2020 and 2019, respectively, and $18 million and $8 million for the nine months ended September 30, 2020 and 2019, respectively.
(c) Net of tax of zero for each of the three months ended September 30, 2020 and 2019, respectively, and $(1) million and zero for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Nine months ended September 30,
millions	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(13,719)	$514
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	1,335	15
Depreciation, depletion and amortization of assets	6,343	3,771
Deferred income tax benefit	(2,117)	(1,050)
Asset impairments and other items	10,915	325
Losses (gains) on sales of assets, net	824	(150)
Other noncash charges to income	134	568
Changes in operating assets and liabilities	(1,240)	1,480
Operating cash flow from continuing operations	2,475	5,473
Operating cash flow from discontinued operations, net of taxes	76	(107)
Net cash provided by operating activities	2,551	5,366

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,921)	(4,187)
Change in capital accrual	(725)	(128)
Purchase of businesses and assets, net	(102)	(27,926)
Proceeds from sale of assets, net	193	4,809
Equity investments and other, net	188	(140)
Investing cash flow from continuing operations	(2,367)	(27,572)
Investing cash flow from discontinued operations, net of taxes	(31)	(154)
Net cash used by investing activities	(2,398)	(27,726)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	4,956	21,557
Payments of long-term debt	(4,615)	(4,949)
Proceeds from short-term borrowings and revolvers - WES	—	1,240
Payment of revolvers - WES	—	(1,000)
Proceeds from issuance of common and preferred stock	126	10,010
Purchases of treasury stock	(4)	(237)
Cash dividends paid on common and preferred stock	(1,634)	(1,766)
Distributions paid to noncontrolling interest	—	(127)
Financing portion of net cash paid for derivative instruments	(377)	11
Other financing, net	(99)	(46)
Financing cash flow from continuing operations	(1,647)	24,693
Financing cash flow from discontinued operations, net of taxes	(6)	(1)
Net cash (used) provided by financing activities	(1,653)	24,692

(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,500)	2,332
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	3,574	3,033
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$2,074	$5,365

SUPPLEMENTAL NON-CASH ACTIVITIES:
NON-CASH INVESTING ACTIVITIES
Exchange equity investment in WES (see Note 1)	$260	$—
NON-CASH FINANCING ACTIVITIES
Settlement of long-term debt - WES (see Note 8)	$(260)	$—
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at June 30, 2019	$—	$179	$(10,653)	$8,157	$23,848	$(184)	$—	$21,347
Net income (loss)	—	—	—	—	(794)	—	42	(752)
Other comprehensive loss, net of tax	—	—	—	—	—	(148)	—	(148)
Dividends on common stock, $0.79 per share	—	—	—	—	(709)	—	—	(709)
Dividends on preferred stock, $1,489 per share	—	—	—	—	(118)	—	—	(118)
Issuance of common stock and other, net	—	30	—	6,710	—	—	—	6,740
Issuance of preferred stock, net	9,762	—	—	—	—	—	—	9,762
Fair value of noncontrolling interest acquired	—	—	—	—	—	—	4,875	4,875
Noncontrolling interest contributions, net	—	—	—	—	—	—	8	8
Balance at September 30, 2019	$9,762	$209	$(10,653)	$14,867	$22,227	$(332)	$4,925	$41,005

		Equity Attributable to Common Stock
millions, except per share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2020	$9,762	$213	$(10,657)	$16,235	$8,105	$(312)	$23,346
Net loss	—	—	—	—	(3,575)	—	(3,575)
Other comprehensive income, net of tax	—	—	—	—	—	29	29
Dividends on common stock, $0.01 per share	—	—	—	—	(10)	—	(10)
Dividends on preferred stock, $2,000 per share	—	3	—	219	(203)	—	19
Issuance of common stock, net	—	—	—	51	—	—	51
Balance at September 30, 2020	$9,762	$216	$(10,657)	$16,505	$4,317	$(283)	$19,860

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$—	$179	$(10,473)	$8,046	$23,750	$(172)	$—	$21,330
Net income	—	—	—	—	472	—	42	514
Other comprehensive loss, net of tax	—	—	—	—	—	(160)	—	(160)
Dividends on common stock, $2.35 per share	—	—	—	—	(1,877)	—	—	(1,877)
Dividends on preferred stock, $1,489 per share	—	—	—	—	(118)	—	—	(118)
Issuance of common stock, net	—	30	—	6,821	—	—	—	6,851
Issuance of preferred stock	9,762	—	—	—	—	—	—	9,762
Purchases of treasury stock	—	—	(180)	—	—	—	—	(180)
Fair value of noncontrolling interest acquired	—	—	—	—	—	—	4,875	4,875
Noncontrolling interest contributions, net	—	—	—	—	—	—	8	8
Balance at September 30, 2019	$9,762	$209	$(10,653)	$14,867	$22,227	$(332)	$4,925	$41,005

		Equity Attributable to Common Stock
millions, except per share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$9,762	$209	$(10,653)	$14,955	$20,180	$(221)	$34,232
Net loss	—	—	—	—	(13,719)	—	(13,719)
Other comprehensive loss, net of tax	—	—	—	—	—	(62)	(62)
Dividends on common stock, $0.81 per share	—	—	—	—	(737)	—	(737)
Dividends on preferred stock, $6,444 per share	—	6	—	438	(644)	—	(200)
Issuance of warrants on common stock	—	—	—	767	(763)	—	4
Berkshire warrants	—	—	—	103	—	—	103
Issuance of common stock and other, net	—	1	—	242	—	—	243
Purchases of treasury stock	—	—	(4)	—	—	—	(4)
Balance at September 30, 2020	$9,762	$216	$(10,657)	$16,505	$4,317	$(283)	$19,860

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated financial position as of September 30, 2020 and December 31, 2019, the consolidated condensed statements of operations, comprehensive income, cash flows and stockholders' equity for the three and nine months ended September 30, 2020 and 2019. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended September 30, 2020 and 2019 are not necessarily indicative of the income or cash flows to be expected for the full year.

THE ACQUISITION
On August 8, 2019, pursuant to the Agreement and Plan of Merger dated May 9, 2019, Occidental acquired all of the outstanding shares of Anadarko Petroleum Corporation (the Acquisition). The Acquisition added to Occidental's oil and gas portfolio, primarily in the Permian Basin, DJ Basin, Gulf of Mexico and Algeria, and an interest in Western Midstream Partners, L.P. (WES). The Acquisition constituted a business combination. Under the acquisition method of accounting, the acquisition consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values.
Occidental expensed $302 million in acquisition-related costs for the nine months ended September 30, 2020, primarily related to severance costs.

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
In April 2020, subsequent to communications with Algerian government officials, Occidental determined that the sale of the Algeria operations to Total would not be consummated, and the decision was made to continue to operate within Algeria. As a result, as of the second quarter of 2020, Occidental no longer classified the Algeria operations as a held for sale asset in discontinued operations and reclassified prior periods to reflect the Algeria operations as continuing operations, see Note 3 - Divestitures and Other Transactions for the impact on prior periods. In addition, in the second quarter 2020, Occidental recorded a $931 million impairment to remeasure the Algeria oil and gas properties to their fair value, which was lower than the carrying amount as if Depreciation, Depletion and Amortization (DD&A) were recorded from the date of the Acquisition. The fair value of the oil and gas properties was measured based on the income approach, see Note 7 - Fair Value Measurements for a description of inputs and assumptions utilized.
In May 2020, Occidental and Total mutually agreed to execute a waiver of the obligation to purchase and sell the Ghana assets, so that Occidental could begin marketing the sale of the Ghana assets to other third parties. Occidental is currently marketing the Ghana assets. The assets and liabilities for Ghana remain presented as held for sale at September 30, 2020. Occidental recorded an after-tax impairment of $1.4 billion in the second quarter 2020 to reflect the held for sale assets at their fair value less costs to sell based on the income approach, refer to Note 7 - Fair Value Measurements. The results of operations of Ghana continue to be presented as discontinued operations, see Note 3 - Divestitures and Other Transactions.
Unless otherwise indicated, information presented in the Notes to the Consolidated Condensed Financial Statements relates only to Occidental's continuing operations. Information related to discontinued operations is included in Note 3 -

Divestitures and Other Transactions, and in some instances, where appropriate, is included as a separate disclosure within the individual Notes to the Consolidated Condensed Financial Statements.

SUPPLEMENTAL CASH FLOW INFORMATION
Occidental paid U.S. domestic state and foreign income taxes for continuing operations of $375 million and $827 million during the nine months ended September 30, 2020 and 2019, respectively. Occidental received tax refunds of $223 million and $5 million during the nine months ended September 30, 2020 and 2019, respectively, related to continuing operations. Interest paid for continuing operations totaled $1.3 billion and $611 million during the nine months ended September 30, 2020 and 2019, respectively.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balance at September 30, 2020, includes investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, respectively.

millions	2020	2019
Cash and cash equivalents	$1,896	$4,840
Restricted cash and restricted cash equivalents	51	467
Cash and restricted cash included in assets held for sale	113	3
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	14	55
Cash, cash equivalents, restricted cash and restricted cash equivalents	$2,074	$5,365

Total restricted cash and restricted cash equivalents are primarily associated with a benefits trust for former Anadarko employees that was funded as part of the Acquisition and a judicially controlled account related to a Brazilian tax dispute. Assets held for sale includes restricted cash for the payments of future hard-minerals royalties conveyed, see Note 3 - Divestitures and Other Transactions.

EQUITY METHOD INVESTMENT-WES
On December 31, 2019, Occidental and WES executed several agreements to allow WES to operate as an independent midstream company. Occidental's loss of control of WES on December 31, 2019, resulted in Occidental recognizing, at fair value, an equity method investment of $5.1 billion based on the closing market price of WES. The amounts presented as non-controlling interest on the Consolidated Condensed Statements of Operations relate to the period prior to Occidental's loss of control. Prior to the loss of control, Occidental consolidated WES as a variable interest entity, for which the non-controlling interest primarily consisted of the 44.6% limited partner interest of WES owned by the public.
In the first quarter 2020, Occidental recorded a loss from an equity investment of $440 million as a result of WES’s write-off of its goodwill.
At the end of the third quarter 2020, Occidental recorded an other-than-temporary impairment of $2.7 billion, as the fair value of Occidental’s investment in WES has remained significantly lower than its book value for the majority of the nine months ended September 30, 2020. Occidental concluded that the difference between the fair value and book value of WES was not temporary, primarily given both the magnitude and the duration that the fair value was below its book value. This other-than-temporary impairment was calculated based on the closing market price of WES as of September 30, 2020. The market value of WES’s publicly traded common units is considered a Level 1 input.
In addition, Occidental recorded a loss of $46 million as a result of a non-cash transaction with WES in which Occidental exchanged approximately 27.9 million of its WES common units to retire a $260 million note payable to WES, see Note 8 - Long-Term Debt. Subsequent to this exchange and WES’s retirement of those common units, Occidental has a 2% non-voting general partner interest, a 51.5% limited partner interest and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of September 30, 2020, on a combined basis, Occidental's total effective economic interest in WES and its subsidiaries is 53.5%. Occidental intends to reduce its limited partner ownership interest in WES to below 50%.
As of September 30, 2020, Occidental’s equity method investment in WES was $1.9 billion, which exceeds Occidental’s pro-rata interest in the net assets of WES by $370 million. This basis difference is primarily associated with

WES's property, plant and equipment and equity investments and is subject to amortization over their estimated average lives. Subsequent to the other-than-temporary impairment there is no equity method goodwill associated with WES equity investment.
Subsequent to loss of control, transactions between Occidental and WES were no longer eliminated upon consolidation. Occidental and WES entered into the following related-party transactions for the three and nine months ended September 30, 2020.

millions	Three months ended September 30, 2020	Nine months ended September 30, 2020

Sales	$46	$165
Purchases	$164	$474
Transportation, gathering and other fees paid	$258	$804

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

NOTE 3 - DIVESTITURES AND OTHER TRANSACTIONS

DIVESTITURES
In August 2020, Occidental entered into an agreement to sell approximately 4.5 million mineral acres and 1 million fee surface acres located in Wyoming, Colorado, and Utah for approximately $1.33 billion. The transaction closed in October 2020 for net cash proceeds of approximately $1.0 billion, after satisfying $329 million of liabilities associated with the sale of future royalties. As of September 30, 2020, approximately $1.4 billion of assets, primarily property associated with mineral and fee surface acres, and $338 million of liabilities, assumed through the Acquisition, were classified as held for sale. Occidental recorded a loss on sale of $431 million. The loss has been presented within (losses) gains on sale of assets, net in the Consolidated Condensed Statement of Operations. The net proceeds were utilized to pay down a portion of the 2-year variable rate Term Loan due 2021 (Term Loan). See Note 8 - Long-Term Debt for further information.
In October 2020, Occidental entered into an agreement to sell its onshore oil and gas Colombia assets, which have been classified as held for sale within our Consolidated Condensed Balance Sheet as of September 30, 2020. The disposal group carrying value primarily includes approximately $587 million in property, plant and equipment. The transaction is expected to close in the fourth quarter 2020. In the third quarter 2020, Occidental recorded a loss of approximately $356 million associated with remeasuring the assets to their fair value, which was lower than their carrying amount. The loss has been presented within (losses) gains on sale of assets, net in the Consolidated Condensed Statement of Operations. The net proceeds will be used to pay down near-term maturities.

ALGERIA OPERATIONS - RECLASSIFICATION
The following table presents the amounts previously reported in discontinued operations, net of income taxes, which was reclassified to continuing operations, in the six months ended June 30, 2020, as a result of Occidental's decision to operate in Algeria.

millions	Six months ended June 30, 2020	Three and nine months ended September 30, 2019

Revenues and other income
Net sales	$319	$172

Costs and other deductions
Oil and gas lease operating expense	44	12
Transportation expense	14	4
Taxes other than on income	48	46
Depreciation, depletion and amortization	110	61
Impairment upon reclassification to held for use	931	—
Other	10	2
Total costs and other deductions	1,157	125

Income (losses) before income taxes	(838)	47
Income tax expense	(95)	(47)
Net income of Algeria operations, after taxes	$(933)	$—

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

DISCONTINUED OPERATIONS
In January 2020, Occidental completed the sale of the South Africa assets to Total. The results of the South Africa and Ghana assets are presented as discontinued operations in the Consolidated Condensed Statements of Operations and Cash Flows. The amounts related to the Ghana assets are presented as held for sale on the Consolidated Condensed Balance Sheets as of September 30, 2020 and December 31, 2019, of which approximately $1.4 billion and $3.6 billion are related to property, plant and equipment, net, respectively. Approximately $750 million of the amounts presented in liabilities held for sale are primarily related to deferred income taxes, asset retirement obligations and a finance lease liability.
The amounts presented in discontinued operations, net of income taxes, for the nine months ended September 30, 2020, primarily relate to a second quarter after-tax impairment of $1.4 billion recorded to adjust the Ghana assets to their fair value as the sale to Total will no longer be consummated. The amounts presented in discontinued operations, net of taxes, for the three months ended September 30, 2020 primarily relate to oil and gas revenues which have been partially offset by oil and gas operating expenses and other-operating expenses.

NOTE 4 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, natural gas liquids (NGL), gas, chemicals or services, such as transportation. As of September 30, 2020, trade receivables, net, of $2.1 billion represent rights to payment, for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
millions	2020	2019	2020	2019

Revenue from customers	$4,018	$5,403	$12,576	$12,569
All other revenues (a)	90	456	1,073	1,714
Net sales	$4,108	$5,859	$13,649	$14,283
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

millions	United States	Middle East / Africa	Latin America	Other International	Eliminations	Total

Three months ended September 30, 2020
Oil and Gas
Oil	$1,784	$397	$138	$—	$—	$2,319
NGL	252	53	—	—	—	305
Gas	155	77	3	—	—	235
Other	23	—	—	—	—	23
Segment total	$2,214	$527	$141	$—	$—	$2,882
Chemical	$888	$—	$33	$18	$—	$939
Midstream and Marketing
Gas processing	$89	$73	$—	$—	$—	$162
Marketing	110	—	—	62	—	172
Power and other	45	—	—	—	—	45
Segment total	$244	$73	$—	$62	$—	$379
Eliminations	$—	$—	$—	$—	$(182)	$(182)
Consolidated	$3,346	$600	$174	$80	$(182)	$4,018

millions	United States	Middle East/Africa	Latin America	Other International	Eliminations	Total

Three months ended September 30, 2019
Oil and Gas
Oil	$2,453	$852	$177	$—	$—	$3,482
NGL	177	66	—	—	—	243
Gas	125	78	5	—	—	208
Other	(18)	3	—	—	—	(15)
Segment total	$2,737	$999	$182	$—	$—	$3,918
Chemical	$1,009	$—	$36	$16	$—	$1,061
Midstream and Marketing
Gas processing	$93	$81	$—	$—	$—	$174
Marketing	157	—	—	37	—	194
Power and other	41	—	—	—	—	41
Segment total	$291	$81	$—	$37	$—	$409
WES Midstream (a)	$383	$—	$—	$—	$—	$383
Eliminations	$—	$—	$—	$—	$(368)	$(368)
Consolidated	$4,420	$1,080	$218	$53	$(368)	$5,403
(a) Occidental and WES executed several agreements to allow WES to operate as an independent midstream company     resulting in Occidental's loss of control on December 31, 2019.

millions	United States	Middle East / Africa	Latin America	Other International	Eliminations	Total

Nine months ended September 30, 2020
Oil and Gas
Oil	$5,705	$1,426	$353	$—	$—	$7,484
NGL	592	158	—	—	—	750
Gas	476	239	12	—	—	727
Other	54	1	—	—	—	55
Segment total	$6,827	$1,824	$365	$—	$—	$9,016
Chemical	$2,591	$—	$101	$47	$—	$2,739
Midstream and Marketing
Gas processing	$261	$215	$—	$—	$—	$476
Marketing	655	—	—	163	—	818
Power and other	70	—	—	—	—	70
Segment total	$986	$215	$—	$163	$—	$1,364
Eliminations	$—	$—	$—	$—	$(543)	$(543)
Consolidated	$10,404	$2,039	$466	$210	$(543)	$12,576

millions	United States	Middle East/Africa	Latin America	Other International	Eliminations	Total

Nine months ended September 30, 2019
Oil and Gas
Oil	$5,105	$2,435	$524	$—	$—	$8,064
NGL	339	199	—	—	—	538
Gas	180	233	14	—	—	427
Other	(40)	(2)	—	—	—	(42)
Segment total	$5,584	$2,865	$538	$—	$—	$8,987
Chemical	$2,937	$—	$119	$53	$—	$3,109
Midstream and Marketing
Gas processing	$302	$272	$—	$—	$—	$574
Marketing	162	—	—	37	—	199
Power and other	112	—	—	—	—	112
Segment total	$576	$272	$—	$37	$—	$885
WES Midstream (a)	$383	$—	$—	$—	$—	$383
Eliminations	$—	$—	$—	$—	$(795)	$(795)
Consolidated	$9,480	$3,137	$657	$90	$(795)	$12,569
(a) Occidental and WES executed several agreements to allow WES to operate as an independent midstream company resulting in Occidental's loss of control on December 31, 2019.

TRANSACTION PRICE ALLOCATED TO REMAINING PERFORMANCE OBLIGATIONS
Revenue expected to be recognized from certain performance obligations that are unsatisfied as of September 30, 2020 is reflected in the table below. Occidental applies the optional exemptions in ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. As a result, the following table represents a small portion of Occidental's expected future consolidated revenues, as future revenue from the sale of most products and services is dependent on future production or variable customer volume and variable commodity prices for that volume:

millions
Remainder of 2020	$38
2021	114
2022	9
2023	9
2024	9
Thereafter	85
Total	$264

NOTE 5 - INVENTORY

Commodity inventory and finished goods primarily represents crude oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the last-in, first-out (LIFO) method. Inventories consisted of the following:

millions	September 30, 2020	December 31, 2019

Raw materials	$63	$75
Materials and supplies	885	974
Finished goods	753	572
	1,701	1,621
Revaluation to LIFO	(41)	(40)
Total	$1,660	$1,581

During the first half of 2020, Occidental recognized impairments of $54 million and $76 million due to obsolete material and supplies inventory and lower-than-cost or net-realizable value adjustments primarily related to commodity inventories, respectively. Occidental did not recognize any inventory impairments for the three months ended September 30, 2020.

NOTE 6 - DERIVATIVES

Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity price fluctuations, interest rate risks and transportation commitments and to fix margins on the future sale of stored commodity volumes. Occidental also enters into derivative financial instruments for trading purposes.
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

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of September 30, 2020, Occidental’s derivatives not designated as hedges consist of three-way oil collars and call options, natural gas collars, interest rate swaps and marketing derivatives.
Derivative instruments that are derivatives not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

COLLARS AND CALL OPTIONS
In 2019, Occidental entered into three-way costless collar derivative instruments for 2020, along with additional call options in 2021 to manage its near-term exposure to cash flow variability from oil price risks. A three-way collar is a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the ceiling price that Occidental will receive for the contracted commodity volume for a defined period of time. The purchased put establishes the floor price that Occidental will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the floor price equals the reference price plus the difference between the purchased put strike price and the sold put strike price for a defined period of time. Occidental entered into the 2021 call options to substantially improve the terms for the ceiling price that Occidental will receive for the contracted commodity volumes in 2020. Occidental received cash of $643 million associated with the oil collars in the nine months ended September 30, 2020.
In September 2020, Occidental entered into two-way collar derivative instruments for 2021 to manage its near-term exposure to cash-flow variability from natural gas commodity price risks. A two-way collar is a combination of two options: a sold call and a purchased put. The sold call establishes the ceiling price that Occidental will receive for the contracted commodity volume for a defined period of time. The purchased put establishes the floor price that Occidental will receive for the contracted volumes. Net gains and losses associated with collars and calls are recognized in net sales.
Occidental had the following collars and calls outstanding at September 30, 2020:

Collars and Calls, not designated as hedges
2020 Settlement - oil
Three-way collars (Oil MMBBL)	32.2
Volume weighted average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16
Floor purchased price (put)	$55.00
Floor sold price (put)	$45.00

2021 Settlement - oil
Call options sold (Oil MMBBL)	127.8
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16

2021 Settlement - natural gas
Natural Gas Collars (millions of MMBTU)	182.5
Volume weighted average price per MMBTU (NYMEX)
Ceiling sold price (call)	$3.61
Floor purchased price (put)	$2.50

INTEREST RATE SWAPS
Occidental acquired interest rate swap contracts in the Acquisition. The contracts lock in a fixed interest rate in exchange for a floating interest rate indexed to three-month London InterBank Offered Rate (LIBOR) throughout the reference period. Net gains and losses associated with interest rate derivative instruments not designated as hedging instruments are recognized currently in gains (losses) on interest rate swaps and warrants, net.
Occidental had the following outstanding interest rate swaps at September 30, 2020:

millions, except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$400	September 2016 - 2046	September 2021	6.348%
$350	September 2017 - 2047	September 2021	6.662%
$275	September 2016 - 2046	September 2022	6.709%
$450	September 2017 - 2047	September 2023	6.445%

Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions or settle or amend certain or all of the currently outstanding interest rate swaps. In the first quarter of 2020, Occidental extended all 2020 mandatory termination dates to 2021 or thereafter.
In addition to the interest rate swaps, Occidental has approximately $1.1 billion of debt referenced to LIBOR that matures after 2021. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021. Occidental is currently evaluating the potential effect to its debt and derivative obligations due to the transition from LIBOR to another benchmark rate. The effect to our LIBOR indexed contracts will depend on the alternative reference rate selected by our counterparties and the contracts' relative values at the time of the transition.
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. Due to the liability position of the interest rate derivatives at the date of the Acquisition, the interest rate derivatives in Occidental’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization or cash payments related to interest rate derivatives are classified as cash flow from financing activities. Net cash payments related to settlements were $47 million and $94 million for the three and nine months ended September 30, 2020, respectively. Collateral with respect to interest rate swap agreements was returned (paid) in the amount of $37 million and $(283) million for the three and nine months ended September 30, 2020, respectively.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are physical and financial-forward contracts which typically settle within three months. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. These instruments settled at a weighted average contract price of $41.73 per barrel and $2.36 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively, at September 30, 2020. The weighted-average contract price was $60.60 per barrel and $2.17 per Mcf for crude oil and natural gas, respectively, at December 31, 2019. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net long/(short) volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments.

	September 30, 2020	December 31, 2019
Crude Oil Commodity Contracts
Volume (MMBBL)	(5)	55
Natural Gas Commodity Contracts
Volume (Bcf)	(111)	(128)

THE BERKSHIRE WARRANTS
Warrants for 80 million shares of Occidental stock, with an initial exercise price of $62.50, were issued in connection with the financing of the Acquisition (the Berkshire Warrants). The Berkshire Warrants are exercisable at the holder's option, in whole or in part, until the first anniversary of the date on which no shares of Preferred Stock remain outstanding, at which time the Berkshire Warrants expire. The holders of the Berkshire Warrants could have required net cash settlement if certain shareholder and regulatory approvals to issue shares of Occidental's common stock underlying the Berkshire Warrants were not obtained. Prior to these approvals, the fair value of the Berkshire Warrants was remeasured each reporting date with gains and losses being recorded on the income statement.
At Occidental's May 29, 2020 annual shareholders meeting, all remaining approvals were obtained and the Berkshire Warrants can no longer be cash settled. Upon these approvals, the fair value of the Berkshire Warrants was remeasured at May 29, 2020, using the Black-Scholes option model. The reclassification from liabilities to "Additional paid-in capital" was $103 million.
The following inputs were used in the Black-Scholes option model: the expected life of the Berkshire Warrants, a volatility factor and the exercise price. The expected life is based on the estimated term of the Berkshire Warrants, the volatility factor is based on historical volatilities of Occidental common stock, and the initial exercise price of $62.50.
The Berkshire Warrants contain an anti-dilution provision that adjusts the exercise price and the number of shares of Occidental's common stock issuable on exercise upon the occurrence of certain distributions to common shareholders. On June 26, 2020, Occidental's Board of Directors declared a distribution to its common shareholders of warrants to purchase additional shares of common stock, see Note 13 - Earnings Per Share and Stockholders' Equity. This distribution to common shareholders resulted in an anti-dilution adjustment to the Berkshire Warrants, which lowered its exercise price to $59.624 and increased the number of shares of Occidental's common stock issuable on exercise of the Berkshire Warrants by approximately 3.9 million shares.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
Net gains and losses attributable to derivative instruments subject to cash flow hedge accounting reside in accumulated other comprehensive loss and are reclassified to earnings, as the transactions to which the derivatives relate are recognized in earnings.

CASH FLOW HEDGES
Occidental’s marketing operations store natural gas purchased from third parties at Occidental’s leased storage facilities. Derivative instruments are used to fix margins on the future sales of the stored volumes. As of September 30, 2020 and December 31, 2019, cash flow hedges were immaterial.

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to master netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets.

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

September 30, 2020
Collars and Call Options
Other current assets	$—	$269	$—	$—	$269
Deferred credits and other liabilities - other	—	(18)	—	—	(18)
Marketing Derivatives
Other current assets	1,162	37	—	(1,194)	5
Long-term receivables and other assets, net	77	2	—	(77)	2
Accrued liabilities	(1,180)	(49)	—	1,194	(35)
Deferred credits and other liabilities - other	(77)	—	—	77	—
Interest Rate Swaps
Accrued liabilities	—	(1,011)	—	—	(1,011)
Deferred credits and other liabilities - other	—	(894)	—	—	(894)

December 31, 2019
Collars and Call Options
Other current assets	$—	$92	$—	$—	$92
Deferred credits and other liabilities - other	—	(160)	—	—	(160)
Marketing Derivatives
Other current assets	945	79	—	(973)	51
Long-term receivables and other assets, net	4	12	—	(4)	12
Accrued liabilities	(1,008)	(44)	—	973	(79)
Deferred credits and other liabilities - other	(4)	(1)	—	4	(1)
Interest Rate Swaps
Other current assets	—	5	—	—	5
Long-term receivables and other assets, net	—	5	—	—	5
Accrued liabilities	—	(657)	—	—	(657)
Deferred credits and other liabilities - other	—	(776)	—	—	(776)
Berkshire Warrants (b)
Deferred credits and other liabilities - other	—	(107)	—	—	(107)
(a)These amounts do not include collateral.
(b)Berkshire Warrants were reclassified to equity on May 29, 2020.

As of September 30, 2020 and December 31, 2019, $388 million and $104 million of collateral had been netted against derivative liabilities related to interest rate swaps, respectively. As of September 30, 2020, Occidental had deposited $15 million of collateral with brokers related to marketing derivatives, which is netted with derivative liabilities. Initial margin of $65 million was deposited with brokers as of December 31, 2019, related to marketing derivatives.

GAINS AND LOSSES ON DERIVATIVES
The following table presents the effect of Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended September 30,		Nine months ended September 30,
Income Statement Classification	2020	2019	2020	2019

Collars and Calls
Net sales	$110	$75	$1,067	$75
Marketing Derivatives
Net sales (a)	(18)	91	—	(119)
Interest Rate Swaps
Gains (losses) on interest rate swaps and warrants, net	88	(53)	(577)	(53)
Berkshire Warrants
Gains on interest rate swaps and warrants, net (b)	$—	$20	$5	$20
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
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed at September 30, 2020, was $35 million (net of $388 million of collateral), of which $12 million related to marketing activity, and the balance related to interest-rate swaps. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed at December 31, 2019, was $787 million (net of $169 million of collateral).

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
The following tables provide fair value measurement information for embedded derivatives that are measured on a recurring basis:

millions	Fair Value Measurements Using
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
As of September 30, 2020
Accrued liabilities	$—	$(79)	$—	$—	$(79)
Deferred credits and other liabilities - other	—	(19)	—	—	(19)

As of December 31, 2019
Accrued liabilities	$—	$(40)	$—	$—	$(40)
Deferred credits and other liabilities - other	—	(49)	—	—	(49)

FAIR VALUES - NONRECURRING - IMPAIRMENTS
In the second quarter 2020, as a result of the expected prolonged period of lower commodity prices brought on by the COVID-19 pandemic’s impact on oil demand, Occidental tested substantially all of its oil and gas assets for impairment. Occidental recognized total pre-tax impairments to its oil and gas proved and unproved properties of $8.6 billion, of which $6.4 billion is included in oil and gas segment results and $2.2 billion ($1.4 billion net of tax) related to Ghana is included in discontinued operations.
In the second quarter 2020, Occidental recorded proved property pre-tax impairments of $1.2 billion primarily related to certain assets for its domestic onshore and Gulf of Mexico assets and $0.9 billion to adjust the Algeria oil and gas proved properties to their fair value. The fair value of the proved properties was measured based on the income approach.
Unproved property pre-tax impairments of $4.3 billion were primarily related to domestic onshore unproved acreage. The fair value of this acreage was measured based on a market approach using an implied acreage valuation derived from domestic onshore market participants excluding the fair value assigned to proved properties.
Income approaches are considered Level 3 fair value estimates and include significant assumptions of future production and timing of production, commodity price assumptions, and operating and capital cost estimates, discounted using a 10 percent weighted average cost of capital. Taxes were based on current statutory rates. Future production and timing of production is based on internal reserves estimates and internal economic models for a specific oil and gas asset. Internal reserve estimates consist of proved reserves and unproved reserves, the latter adjusted for uncertainty based on reserve category. Price assumptions were based on a combination of market information and published industry resources adjusted for historical differentials. Price assumptions ranged from approximately $40 per barrel of oil in 2020 increasing to approximately $70 per barrel of oil in 2034, with an unweighted arithmetic average price of $59.17 and $62.42 for WTI and Brent indexed assets for the 15 year period, respectively. Natural gas prices ranged from approximately $2.00 per MCF in 2020 to $3.60 per MCF in 2034, with an unweighted arithmetic average price of $3.13 for NYMEX based assets for the 15 year period. Both oil and natural gas commodity prices were held flat after 2034 and were adjusted for location and quality differentials. Operating and capital cost estimates were based on current observable costs and were further escalated 1 percent in every period where commodity prices exceeded $50 per barrel and 2 percent in every period where commodity prices exceeded $60 per barrel. The weighted average cost of capital is calculated based on industry peers and best approximates the cost of capital an external market participant would expect to obtain.
In the first quarter 2020, Occidental's oil and gas segment recognized pre-tax impairment and related charges of $581 million primarily related to both proved and unproved oil and gas properties and a lower of cost or net realizable value adjustment for crude inventory. Occidental recorded proved property impairments of $293 million related to certain international assets and the Gulf of Mexico. Occidental recorded unproved property impairments, of approximately $241 million, primarily related to domestic onshore undeveloped leases and offshore Gulf of Mexico where Occidental no longer intends to pursue exploration, appraisal or development activities primarily due to the reduction in near-term capital plans.
If there is a further worsening of the macroeconomic conditions and if such worsened conditions are expected to be prolonged, Occidental’s oil and gas properties may be subject to further testing for impairment, which could result in additional non-cash asset impairments, and such impairments could be material to our financial statements.

GOODWILL
As of December 31, 2019, Occidental had $1.2 billion of goodwill related to its ownership in WES, which was included in long-term receivables and other assets, net. Significant declines in the market value of WES’s publicly traded units resulted in management’s determination that, more likely than not, the fair value of the reporting unit was significantly less than its carrying value and the remaining $1.2 billion in goodwill was fully impaired in the first quarter of 2020. The market value of WES's publicly traded units is considered a Level 1 input.

NOTE 8 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	September 30, 2020	December 31, 2019
Total borrowings at face value	$37,511	$37,401
Adjustments to book value:
Unamortized premium, net	765	914
Debt issuance costs	(144)	(125)
Long-term finance leases	292	347
Current finance leases	33	51
Total debt and finance leases	38,457	38,588
Less current maturities of long-term debt and financing leases	(2,558)	(51)
Long-term debt, net	$35,899	$38,537

DEBT ACTIVITY
In March 2020, Occidental amended the sole financial covenant in its revolving credit facility (RCF) and Term Loan by revising the definition of "Total Capitalization" within each agreement to exclude any non-cash write-downs, impairments and related charges occurring after September 30, 2019.
In July and August 2020, Occidental issued several series of notes with maturities from five to ten years and used the proceeds to fund cash tender offers for certain outstanding series of notes to pay down other indebtedness, with maturities from one to three years, and the Term Loan.
In August 2020, Occidental exchanged approximately 27.9 million WES common units to retire a $260 million note payable to WES, resulting in a net loss of $46 million, which includes a $76 million gain on debt extinguished associated with an unamortized premium on the note payable to WES. This net loss on exchange has been presented in (losses) gains on sale of assets, net in the Consolidated Condensed Statement of Operations.

The following table summarizes Occidental's debt issuances, repurchases, repayments and exchanges for the nine months ended September 30, 2020:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2019	$37,401
Issuance of July 2020 Notes: (a)
8.000% senior notes due 2025	500
8.500% senior notes due 2027	500
8.875% senior notes due 2030	1,000
July tender and purchase:
4.100% senior notes due February 2021	(943)
Variable rate bonds due February 2021	(473)
4.850% senior notes due March 2021	(530)
2.600% senior notes due August 2021	(51)
Issuance of August 2020 Notes: (b)
5.875% senior notes due 2025	900
6.375% senior notes due 2028	600
6.625% senior notes due 2030	1,500
August and September tender and purchase:
4.100% senior Notes due February 2021	(139)
Variable rate bonds due August 2021	(122)
2.600% senior Notes due August 2021	(1,099)
Variable rate bonds due August 2022	(448)
2.600% senior Notes due April 2022	(171)
2.700% senior Notes due August 2022	(102)
2.700% senior Notes due February 2023	(52)
August WES exchange:
6.500% note payable to WES due 2038	(260)
September Term Loan Repayment:
2-year variable rate Term Loan due 2021	(500)
Total borrowings at face value as of September 30, 2020	$37,511
(a) Interest on the July notes will be paid semi-annually in arrears on July 15 and January 15 of each year, commencing on January 15, 2021.
(b) Interest on the August notes will be paid semi-annually on March 1 and September 1 of each year, commencing on March 1, 2021.

SUBSEQUENT DEBT ACTIVITY
In October 2020, Occidental fully redeemed the remaining variable rate notes due August 2021 for $377 million, and Occidental paid $1.0 billion of the Term Loan with proceeds from the sale of mineral and surface acres located in Wyoming, Colorado and Utah. After this payment, $446 million of the Term Loan remained outstanding.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of September 30, 2020, was $31.5 billion. The majority of Occidental's debt is classified as Level 1, with $1.6 billion classified as Level 2. At December 31, 2019, the estimated fair value of Occidental's debt was $38.8 billion.

NOTE 9 - LEASE COMMITMENTS

Occidental’s operating lease agreements include leases for oil and gas exploration and development equipment, including offshore and onshore drilling rigs of $56 million, compressors of $155 million, storage facilities of $297 million, office space of $417 million and other field equipment of $58 million, which are recorded gross on the Consolidated Condensed Balance Sheet and in the lease cost disclosures below. Contract expiration terms generally range from two to eight years. Further, actual expenditures are netted against joint-interest recoveries on the income statement through the normal joint-interest billing process. Occidental’s leases also include pipelines, rail cars, easements, aircrafts and other real estate of $262 million, which typically are not associated with joint-interest recoveries. Office space and other real estate leases have contract expiration terms ranging from one to 13 years.
Occidental’s finance lease agreements include leases for oil and gas exploration and development equipment, as well as real estate offices, compressors and field equipment of approximately $325 million.
The following table presents lease balances and their location on the Consolidated Condensed Balance Sheet at September 30, 2020, and December 31, 2019:

millions	Balance sheet location	September 30, 2020	December 31, 2019
Assets:
Operating	Operating lease assets	$1,196	$1,411
Finance	Property, plant and equipment	329	397
Total lease assets		$1,525	$1,808

Liabilities:
Current
Operating	Current operating lease liabilities	$459	$579
Finance	Current maturities of long-term debt	33	51
Non-current
Operating	Deferred credits and other liabilities - Operating lease liabilities	786	872
Finance	Long-term debt, net	292	347
Total lease liabilities		$1,570	$1,849

At September 30, 2020, Occidental's leases expire based on the following schedule:

	Operating	Finance
millions	Leases (a)	Leases (b)	Total
Remainder of 2020	$117	$7	$124
2021	454	35	489
2022	182	34	216
2023	110	32	142
2024	89	30	119
Thereafter	480	261	741
Total lease payments	1,432	399	1,831
Less: Interest	(187)	(74)	(261)
Total lease liabilities	$1,245	$325	$1,570
(a) The weighted-average remaining lease term is 6.0 years and the weighted-average discount rate is 4.53%.
(b) The weighted-average remaining lease term is 11.8 years and the weighted-average discount rate is 3.37%.

The following tables present Occidental's total lease cost and classifications, as well as cash paid for amounts included in the measurement of operating and finance lease liabilities:

millions	Three months ended September 30,		Nine months ended September 30,
Lease cost classification (a)	2020	2019	2020	2019
Operating lease costs (b)
Property, plant and equipment, net	$24	$139	$153	$321
Cost of sales	131	135	417	273
Selling, general and administrative expenses	37	26	80	61
Finance lease cost:
Amortization of ROU assets	5	5	14	11
Interest on lease liabilities	3	1	9	1
Total lease cost	$200	$306	$673	$667
(a) Amounts reflected are gross before joint-interest recoveries.
(b) Includes short-term lease cost of $42 million and $146 million for the three and nine months ended September 30, 2020, respectively, and $139 million and $295 million for the three and nine months ended September 30, 2019, respectively. Includes variable lease cost of $11 million and $73 million for the three and nine months ended September 30, 2020, respectively, and $55 million and $115 million for the three and nine months ended September 30, 2019, respectively.

	Nine months ended September 30,
millions	2020	2019
Operating cash flows	$401	$164
Investing cash flows	$59	$83
Financing cash flows	$15	$11

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
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for matters, other than for environmental remediation, that satisfy these criteria as of September 30, 2020, and December 31, 2019, were not material to Occidental’s Consolidated Condensed Balance Sheets.
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental's Participation Contract for Block 15. The awarded amount represented a recovery of 60 percent of the value of Block 15. In 2017, Andes Petroleum Ecuador Ltd. (Andes) filed a demand for arbitration, claiming it is entitled to a 40 percent share of the judgment amount obtained by Occidental. Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60 percent economic interest in the block. The merits hearing occurred in September 2020 and an arbitration decision is expected within the next six months.

In August 2019, Sanchez Energy Corporation and certain of its affiliates (Sanchez) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Sanchez is a party to agreements with Anadarko as a result of its 2017 purchase of Anadarko's Eagle Ford Shale assets. Sanchez is attempting to reject some of the agreements related to the purchase of Anadarko’s Eagle Ford Shale assets. If Sanchez is permitted to reject certain of those agreements, then Anadarko may owe deficiency payments to various third parties. The Company intends to defend vigorously any attempt by Sanchez to reject the agreements. The Company expects a ruling on Sanchez's purported contract rejection in the first quarter of 2021.
On May 26, 2020, a putative securities class action captioned City of Sterling Heights General Employees’ Retirement System, et al. v. Occidental Petroleum Corporation, et al., No. 651994/2020 (City of Sterling), was filed in the Supreme Court of the State of New York. The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the Securities Act), based on alleged misstatements in the Securities Act filings, including the registration statement filed in connection with the Anadarko Acquisition and Occidental’s related issuance of common stock and debt securities offerings that took place in August 2019. The lawsuit was filed against Occidental, certain current and former officers and directors and certain underwriters of the debt securities offerings, and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. Two additional putative class actions were filed in the same court (together with City of Sterling, the State Cases) and the State Cases were consolidated into In re Occidental Petroleum Corporation Securities Litigation, No. 651830/2020. The Company intends to vigorously defend itself in all respects in regard to the State Cases.
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
For Anadarko, its taxable years through 2016 for U.S. federal and state income tax purposes have been audited by the IRS and respective state taxing authorities. There are outstanding significant audit matters in one foreign jurisdiction. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Other than the matter discussed below, Occidental believes that the resolution of these outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations. Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. The case was in the IRS appeals process until the second quarter of 2020, however it has since been returned to the U.S. Tax Court where Occidental expects to continue pursuing resolution. While Occidental believes it is entitled to this refund, in accordance with ASC 740’s guidance on the accounting for uncertain tax positions, as of September 30, 2020, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. A liability was recorded in deferred credits and other liabilities-other at December 31, 2019, for the amount to be repaid plus interest in the event Occidental does not prevail.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (hereafter, CARES Act), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including provisions allowing for immediate refund of remaining unutilized AMT credits as well as allowing a 5-year carryback of net operating losses generated in tax years 2018, 2019 and 2020. For the nine months ended September 30, 2020, Occidental received approximately $195 million of cash refunds as a result of the aforementioned AMT credit and NOL carryback provisions. Occidental does not currently expect the various provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets. Occidental will continue to monitor additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2020, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

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

ENVIRONMENTAL REMEDIATION
As of September 30, 2020, Occidental participated in or monitored remedial activities or proceedings at 174 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of September 30, 2020. The current portion, $160 million, is included in accrued liabilities and the non-current portion, $975 million, in deferred credits and other liabilities-environmental remediation liabilities.
Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) and three categories of non-NPL sites—third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	35	$451
Third-party sites	72	284
Occidental-operated sites	17	142
Closed or non-operated Occidental sites	50	258
Total	174	$1,135

As of September 30, 2020, Occidental’s environmental remediation liabilities exceeded $10 million each at 19 of the 174 sites described above, and 98 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 45 percent of the period-end remediation balance at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2019.

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
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and remediation called for in the AOC and the ROD as well as for certain other Maxus-indemnified sites. Occidental's accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC, the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2018, Occidental filed a complaint under CERCLA in Federal District Court in the State of New Jersey against numerous potentially responsible parties for reimbursement of amounts incurred or to be incurred to comply with the AOC, the ROD, or to perform other remediation activities at the Site.
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
The following table contains a summary of Occidental's retirement and postretirement benefits plan costs for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,			Nine months ended September 30,
millions	2020		2019	2020	2019
Net gains related to settlement, curtailment and special termination benefits (a)	$5		$24	$121	$24
Net periodic benefit costs related to pension benefits excluding settlement, curtailment and special termination benefits	—	(b)	15	22	19
Net periodic benefit costs related to postretirement benefits	18		19	56	48
Contributions to qualified and supplemental plans	$30		$7	$132	$8
(a) Net gains related to settlement, curtailment and special termination benefits for the three and nine months ended September 30, 2020 and 2019 primarily relate to a separation program initiated in conjunction with the Acquisition and the freezing of benefit accruals for Anadarko employees.
(b) Net periodic benefit costs related to pension benefits excluding settlement, curtailment and special termination benefits were immaterial for the three months ended September 30, 2020.

The increase in contributions is primarily due to distributions from the Anadarko supplemental plans related to the severance program described above. Occidental is reimbursed for a majority of these contributions from a trust for former Anadarko employees. Occidental is deferring all required contributions to the qualified defined benefit plans as permitted by the CARES Act.

NOTE 13 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three months ended September 30,		Nine months ended September 30,
millions except per-share amounts	2020	2019	2020	2019
Net income (loss) from continuing operations	$(3,655)	$(737)	$(12,384)	$529
Income (loss) from discontinued operations	80	(15)	(1,335)	(15)
Net income (loss)	(3,575)	(752)	(13,719)	514
Less: Net income attributable to noncontrolling interest	—	(42)	—	(42)
Less: Preferred stock dividends	(203)	(118)	(644)	(118)
Net income (loss) attributable to common stock	$(3,778)	$(912)	$(14,363)	$354
Less: Net income allocated to participating securities	—	—	—	(1)
Net income (loss) attributable to common stock, net of participating securities	(3,778)	(912)	(14,363)	353

Weighted average number of basic shares	929.3	845.7	913.9	781.1

Net income (loss) attributable to common stockholders per share—basic	$(4.07)	$(1.08)	$(15.72)	$0.45

Net income (loss) attributable to common stock, net of participating securities	(3,778)	(912)	(14,363)	353

Weighted-average number of basic shares	929.3	845.7	913.9	781.1
Dilutive securities	—	—	—	1.1
Total diluted weighted-average common shares	929.3	845.7	913.9	782.2

Net income (loss) attributable to common stockholders per share—diluted	$(4.07)	$(1.08)	$(15.72)	$0.45

For the three and nine months ended September 30, 2020, the Berkshire Warrants, Common Stock Warrants, and options covering approximately 200 million shares of Occidental common stock were excluded from the diluted shares as their effect would have been anti-dilutive.

PREFERRED STOCK
In connection with the Acquisition, Occidental issued 100,000 shares of series A preferred stock (the Preferred Stock), having a face value of $100,000 per share. Dividends on the Preferred Stock accrue on the face value at a rate per annum of 8 percent, but will be paid only when, as and if declared by Occidental’s Board of Directors. The Board of Directors will assess market conditions and Occidental's financial position on a quarterly basis to determine whether the dividend on the Preferred Stock will be paid in shares of common stock, in cash or a combination of shares of common stock and cash. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9 percent. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9 percent per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. On October 15, 2020, Occidental paid $200 million cash in Preferred Stock dividends.
In March and June 2020, the Board of Directors elected to declare its quarterly dividend on the Preferred Stock in shares of common stock. In accordance with the Certificate of Designations, the number of shares issued was calculated based on 90 percent of the average of the volume weighted average price over each of the 10 consecutive trading days following the dividend declaration date. In April and July 2020, Occidental issued approximately 17.3 million and 11.6 million shares, respectively, of common stock to the holders of the Preferred Stock.

COMMON STOCK WARRANTS
On June 26, 2020, the Board of Directors declared a distribution of warrants to holders of Occidental common stock, at a rate of 0.125 warrants per share of Occidental common stock (the Common Stock Warrants). Occidental issued approximately 116 million Common Stock Warrants on August 3, 2020, to holders of record of outstanding shares of Occidental’s common stock as of the close of business on July 6, 2020, and pursuant to Occidental’s outstanding equity-based incentive awards in connection with anti-dilution adjustments resulting from such distribution. The Common Stock Warrants have an exercise price of $22.00 per share and will expire on August 3, 2027. The Common Stock Warrants are listed on the New York Stock Exchange and trade under the symbol "OXY WS".
The Common Stock Warrants were measured at fair value on the declaration date using the Black-Scholes option model and were classified as equity in "Additional paid-in capital". The following level 2 inputs were used in the Black-Scholes option model: the expected life of the Common Stock Warrants, a volatility factor and the exercise price. The expected life is based on the estimated term of the Common Stock Warrants, the volatility factor is based on historical volatilities of Occidental common stock and the exercise of $22.00 per share of Occidental common stock. As of the declaration date, the fair value of the Common Stock Warrants was determined to be $767 million.

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

millions	Oil and Gas (a)	Chemical	Midstream and Marketing (b)	Corporate and Eliminations (c)	Total
Three months ended September 30, 2020
Net sales	$2,989	$937	$364	$(182)	$4,108
Income (loss) from continuing operations before income taxes	$(1,072)	$178	$(2,791)	$(373)	$(4,058)
Income tax benefit (d)	—	—	—	403	403
Income (loss) from continuing operations	$(1,072)	$178	$(2,791)	$30	$(3,655)

Three months ended September 30, 2019
Net sales	$3,993	$1,071	$1,163	$(368)	$5,859
Income (loss) from continuing operations before income taxes	$268	$207	$400	$(1,449)	$(574)
Income tax expense	—	—	—	(163)	(163)
Income (loss) from continuing operations	$268	$207	$400	$(1,612)	$(737)

millions	Oil and Gas (a)	Chemical	Midstream and Marketing (b)	Corporate and Eliminations (c)	Total
Nine months ended September 30, 2020
Net sales	$10,089	$2,745	$1,358	$(543)	$13,649
Income (loss) from continuing operations before income taxes	$(8,570)	$472	$(4,085)	$(2,097)	$(14,280)
Income tax benefit (d)	—	—	—	1,896	1,896
Income (loss) from continuing operations	$(8,570)	$472	$(4,085)	$(201)	$(12,384)

Nine months ended September 30, 2019
Net sales	$9,062	$3,128	$2,888	$(795)	$14,283
Income (loss) from continuing operations before income taxes	$1,478	$680	$1,010	$(1,945)	$1,223
Income tax expense	—	—	—	(694)	(694)
Income (loss) from continuing operations	$1,478	$680	$1,010	$(2,639)	$529
(a) Includes $795 million in net asset sale losses for the three and nine months ended September 30, 2020. Additionally, for the nine months ended September 30, 2020, includes $7.0 billion related to asset impairments and other charges partially offset by a $1.1 billion gain on the oil collars and calls.
(b) Includes $2.7 billion of other-than-temporary impairment of WES equity investment for the three and nine months ended September 30, 2020. Additionally, for the nine months ended September 30, 2020, includes $1.4 billion of impairments related to the write-off of goodwill and a loss from an equity investment related to WES's write-off of its goodwill.
(c) Includes $302 million in expenses related to Anadarko acquisition-related costs and a $577 million loss on interest rate swaps for the nine months ended September 30, 2020.
(d) Includes a valuation allowance on tax assets of $37 million for the three and nine months ended September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion should be read together with the Consolidated Condensed Financial Statements and the Notes to Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of Occidental's Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K); the information set forth in Risk Factors under Part I, Item 1A of the 2019 Form 10-K; and the information set forth in Risk Factors under Part II, Item 1A of the Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, natural gas and NGL prices, the Midland-to-Gulf Coast oil spreads and the prices it receives for its chemical products. The worldwide economy has been severely impacted by the ongoing effects of the COVID-19 pandemic, which began during the first quarter of 2020. In the first quarter, travel restrictions and stay-at-home orders were implemented for much of the world to limit the spread of COVID-19. Though certain restrictions have been lifted oil and gas demand remains below pre-pandemic levels. In March 2020, despite falling oil demand, certain members of the Organization of the Petroleum Exporting Countries and its broader partners (OPEC+) announced their intention to increase crude oil production, and the resulting oversupply led to further declines in oil and gas prices. On April 12, 2020, certain members of OPEC+ agreed to production cuts intended to mitigate the oil supply and demand imbalance to stabilize prices. These production cuts coupled with declining U.S. production helped mitigate the supply and demand imbalance, yet these reductions are not expected to be enough in the near-term to fully offset the decline in demand from the COVID-19 pandemic and prices have not recovered to pre-pandemic levels. We expect that oil prices in the near term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on oil and gas demand, the extent to which countries abide by the OPEC+ production agreement and U.S. production levels.

LIQUIDITY
In response to the dramatic drop in oil prices and the current macroeconomic environment, Occidental has taken significant measures to increase its near and mid-term liquidity and address near-term debt maturities. Specifically, Occidental has:

•Reduced its 2020 capital budget to a range of $2.4 to $2.6 billion from $5.2 to $5.4 billion, a midpoint reduction of more than 50%;
•Made significant cuts to its 2020 operating and corporate costs that are expected to result in cash savings of over $1.0 billion;
•Reduced the quarterly common stock dividend to $0.01 per share from $0.79 per share, effective July 2020, which on an annualized basis, will reduce its dividend outlay by approximately $2.9 billion;
•Elected to pay the preferred stock dividend paid in the second and third quarters of 2020 in the form of shares of common stock, in lieu of cash, preserving $400 million of liquidity. Occidental elected to pay the dividend paid in the fourth quarter in cash. The Board of Directors will continue to assess market conditions and Occidental's financial condition on a quarterly basis to determine whether the preferred stock dividend will be paid in shares of stock, in cash or a combination of shares of common stock and cash;
•Sold approximately 4.5 million mineral acres and 1 million fee surface acres located in Wyoming, Colorado and Utah in October 2020 for net proceeds of approximately $1.0 billion;
•Issued $5.0 billion in senior unsecured notes (the Senior Notes Offerings) in the third quarter of 2020 with maturities ranging from 2025 to 2030 and used the net proceeds from the issuances and the mineral acreage sale to repurchase or repay $5.2 billion of 2021 maturities and $773 million of 2022 through 2023 maturities (collectively, the Tenders and Repayments), through the date of this report;
•Exchanged approximately 27.9 million WES common units to retire a $260 million note payable to WES due 2038;
•Entered into an agreement to sell its onshore oil and gas Colombia assets for a total sales price of approximately $700 million with the potential for additional consideration if certain production and commodity targets are met. The net proceeds will be used to pay down near-term debt maturities.

In 2019, Occidental entered into three-way oil collar and call derivative instruments to reduce its exposure to commodity-price risk and increase the predictability of near-term cash flows. As of September 30, 2020, these three-way oil collars covered 350 thousand barrels of oil (MBBL) per day for the remainder of the calendar year. Through September 30, 2020, Occidental has received $643 million of proceeds associated with these instruments, and the remaining net fair value of the three-way collars and calls was $250 million as of September 30, 2020. See Note 6 - Derivatives in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
In September 2020, Occidental entered into two-way collar derivative instruments for 2021 to manage its near-term exposure to cash flow variability from natural gas commodity price risks. Beginning January 1, 2021, these two-way collar derivative instruments will cover 500 thousand MMBTU per day throughout the year and Occidental will receive in cash per MMBTU the difference between the floor purchased put price of $2.50, and the natural gas commodity price on the settlement date. The volume weighted average ceiling price of the two-way collars is $3.61, above which Occidental will pay the difference between $3.61 and the then-current natural gas price. Natural gas commodity prices averaged $1.94 for the third quarter of 2020.
Occidental believes the actions outlined above enhance its liquidity position to fund its operations. Occidental will continue to evaluate the economic environment, as well as the commodity price environment, and may make further adjustments to its levels of expenditures and operating and corporate costs. However, the ultimate impact of the COVID-19 pandemic on Occidental's results of operations, cash flows and financial position are unknown, and those impacts could be material. Additionally, actions taken in response to the current macro-environment may result in the long-term reduction of its capital expenditure and production profile.

DEBT AND INTEREST RATE SWAPS
After the completion of the Tenders and Repayments, Occidental has debt maturities of approximately $1.1 billion in 2021, $4.0 billion in 2022 and $1.2 billion in 2023.
Occidental’s Zero Coupon senior notes due 2036 (Zero Coupons) can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. An immaterial amount was put to Occidental in 2020. The Zero Coupons can next be put to Occidental in October 2021, which, if put in whole, would require a payment of approximately $1.0 billion at such date. Occidental currently has the intent and ability to meet this obligation, including using amounts available under the revolving credit facility (RCF) should the put right be exercised.
In addition, Occidental has interest rate swaps with a fair value of $1.0 billion as of September 30, 2020 that have a mandatory termination date in September 2021. The fair value of these swaps, which is included in accrued liabilities, will continue to fluctuate with changes in interest rates through the mandatory termination date.
As of September 30, 2020, Occidental had approximately $1.9 billion of cash and cash equivalents on hand, and as of the date of this filing, $5.0 billion of borrowing capacity under its existing RCF which matures in 2023. Occidental continues to pursue divestitures of certain assets and intends to use the net proceeds from asset sales and free cash flow to repay its nearer-term debt maturities, but the expected timing and final proceeds from such asset sales are uncertain. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing. However, given the inherent uncertainty associated with the duration and severity of the COVID-19 pandemic and its resulting impact on oil demand, Occidental may need to seek additional liquidity sources, refinance debt maturities or both, to fund its operations.

DEBT RATINGS
In connection with the Senior Notes Offerings, Occidental's long-term debt credit ratings were reviewed by the three major rating agencies. As of September 30, 2020, Occidental’s long-term debt was rated BB+ by Standard and Poor’s (S&P), BB by Fitch Ratings (Fitch), and Ba2 by Moody’s Investors Service (Moody’s). Any additional downgrade in credit ratings could impact Occidental's ability to access capital and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments.
As of the date of this filing, Occidental has provided required financial assurances through a combination of cash, letters of credit and surety bonds made available to us on a bilateral basis and has not issued any letters of credit under the RCF. For additional information, see Risk Factors in Part 1, Item 1A of Occidental’s 2019 Form 10-K and this Form 10-Q.

IMPACT OF COVID-19 PANDEMIC TO GLOBAL OPERATIONS
Occidental is focused on protecting the health and safety of its employees and contractors during the COVID-19 pandemic. Occidental has implemented workplace restrictions in our offices and work sites for health and safety reasons. Occidental has not incurred material costs as a result of new protocols and procedures. Occidental continues to monitor national, state and local government directives where we have operations and/or offices. While Occidental has not incurred any significant disruptions to its day-to-day operations as a result of any workplace restrictions related to the COVID-19 pandemic to-date, the extent to which the COVID-19 pandemic adversely affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain.

POTENTIAL FOR ADDITIONAL FUTURE IMPAIRMENTS
As a result of the expected prolonged period of lower commodity prices brought on by the COVID-19 pandemic’s impact on oil demand, Occidental tested substantially all of its oil and gas assets for impairment during the second quarter of 2020. Occidental recognized pre-tax impairment charges of $6.4 billion related to continuing operations and $2.2 billion related to discontinued operations for the three months ended June 30, 2020. No triggering events were identified and no proved or material unproved impairments were taken during the three months ended September 30, 2020. If there is a further worsening of the macroeconomic conditions and if such worsened condition is expected to be prolonged, Occidental’s oil and gas properties may be subject to further testing for impairment, which could result in additional non-cash asset impairments, and such impairments could be material to our financial statements.

PROVED RESERVES
Occidental's proved reserves are estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable year. The average first-day-of-the-month prices used to compute proved reserves at December 31, 2019, were $55.69 per barrel for WTI, $63.03 per barrel for Brent and $2.58 per MMBtu for Henry Hub. The average first-day-of-the-month prices for the first eleven months of 2020 were $39.12 per barrel for WTI, $43.04 per barrel for Brent, and $1.90 per MMBtu for Henry Hub. Based on these average commodity prices, Occidental expects negative price-related reserve revisions at year-end 2020, the magnitude of which could be significant. In addition, as Occidental lowers its projected capital spending, this could result in a material amount of proved undeveloped reserves no longer being supportable within five years of the original year in which the reserves were initially booked, and thus no longer meeting the criteria to be classified as proved. Occidental had proved undeveloped reserves of 905 MMBOE at December 31, 2019.

CONSOLIDATED RESULTS OF OPERATIONS

Occidental reported a loss from continuing operations of $3.7 billion for the third quarter of 2020 on net sales of $4.1 billion, compared to a loss from continuing operations of $737 million on net sales of $5.9 billion for the third quarter of 2019. Diluted earnings from continuing operations per share was a loss of $4.16 for the third quarter of 2020 compared to a loss of $1.06 for the third quarter of 2019.
Occidental reported a loss from continuing operations of $12.4 billion for the nine months ended September 30, 2020, on net sales of $13.6 billion, compared to income from continuing operations of $529 million on net sales of $14.3 billion for the nine months ended September 30, 2019. Diluted earnings from continuing operations per share was a loss of $14.26 for the nine months ended September 30, 2020 compared to earnings per share of $0.47 for the nine months ended September 30, 2019.
Excluding the impact of asset impairments, losses on sale, gains on the oil collars and calls, net losses on the interest rate swaps and acquisition-related costs, the decrease in income from continuing operations for the three and nine months ended September 30, 2020, compared to the same periods in 2019, is primarily related to lower crude oil prices and lower marketing margins due to the tightening of the Midland-to-Magellan East Houston terminal (MEH) differential. The nine months ended September 30, 2020 also reflected higher interest expense due to the increase in debt issued to partially fund the Acquisition, as well as the debt assumed through the Acquisition, the effects of which were partially offset by higher crude oil, NGLs, and natural gas production volumes acquired with the Acquisition.

SELECTED STATEMENTS OF OPERATIONS ITEMS
Net sales decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily as a result of lower crude oil, NGL and natural gas prices, lower marketing margins due to the tightening of the Midland to MEH differentials, and lower sales volumes in the chemical segments. Additionally contributing to the decrease in net sales for the nine months ended September 30, 2020, we experienced lower realized caustic soda prices. These decreases were partially offset by higher crude oil, NGLs and natural gas production volumes from assets acquired through the Acquisition.
Losses on sales of assets, net for the three and nine months ended September 30, 2020, is primarily comprised of $431 million in losses associated with mineral and surface acres located in Wyoming, Colorado and Utah, and $356 million in losses related to onshore oil and gas Colombia assets.

Oil and gas operating expense decreased for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to decreases in maintenance, workover and support costs and purchased injectant costs as a result of measures to reduce operating costs. Transportation and gathering expense increased for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to higher transportation costs due to full quarter of volumes acquired with the Acquisition in the third quarter of 2020. Oil and gas operating expense and transportation and gathering expense increased for the nine months ended September 30, 2020, compared to the same period of 2019, primarily due to higher transportation expenses and surface operations and maintenance costs due to increased production as a result of the Acquisition. The cost of purchased commodities decreased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, due to lower crude oil prices on third-party crude purchases related to the midstream and marketing segment. The decrease in taxes other than on income for the three months ended September 30, 2020, compared to the same period in 2019, reflected lower production taxes, which are generally tied to revenues. The decrease in selling, general and administrative expense for the three months ended September 30, 2020, compared to the same period in 2019, along with the decrease in other operating and non-operating expense for the three and nine months ended September 30, 2020, compared to the same periods in 2019, reflected 2020 cost reduction initiatives to reduce overhead costs and net gains related to the settlement, curtailment and special termination benefits on pension plans acquired in the Acquisition. The increase in selling, general and administrative expense for the nine months ended September 30, 2020, compared to the same period in 2019, reflected higher costs acquired in the Acquisition. DD&A expense increased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to depreciation associated with assets acquired through the Acquisition. Asset impairments and other charges for the three months ended September 30, 2020, included the $2.7 billion other-than-temporary impairment on the WES equity investment due to the magnitude and the duration that the fair value was below its book value. Asset impairments and other charges for the nine months ended September 30, 2020 also included $7.0 billion in pre-tax impairments on oil and gas proved and unproved properties and a $1.2 billion impairment of goodwill attributable to Occidental's ownership in WES, as well as other impairments to both proved and unproved oil and gas properties and lower of cost or net realizable value adjustments for crude inventory.
Interest and debt expense, net, increased for the nine months ended September 30, 2020, compared to the same period in 2019, due to the increase in debt issued to partially fund the Acquisition, as well as the debt assumed through the Acquisition.
The decrease in the provision for income taxes from continuing operations for the three and nine months ended September 30, 2020, compared to the same periods in 2019 reflects lower pre-tax income, which is partially offset by the impairment of certain international assets as well as the equity method goodwill associated with the WES investment, for which the company receives no tax benefit. The difference between the 13 percent effective tax rate for the nine months ended September 30, 2020, and the 21 percent U.S. federal statutory tax rate is similarly primarily driven by the impairment of certain international assets and the WES goodwill.

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
The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
millions	2020	2019	2020	2019
Net sales (a)
Oil and Gas	$2,989	$3,993	$10,089	$9,062
Chemical	937	1,071	2,745	3,128
Midstream and Marketing	364	1,163	1,358	2,888
Eliminations	(182)	(368)	(543)	(795)
Total	4,108	5,859	13,649	14,283
Income (loss) from continuing operations
Oil and Gas (b)	(1,072)	268	(8,570)	1,478
Chemical	178	207	472	680
Midstream and Marketing (c)	(2,791)	400	(4,085)	1,010
Total	(3,685)	875	(12,183)	3,168
Unallocated corporate items
Interest expense, net	(353)	(360)	(1,015)	(586)
Income tax benefit (expense) (d)	403	(163)	1,896	(694)
Other items, net (e)	(20)	(1,089)	(1,082)	(1,359)
Income (loss) from continuing operations	$(3,655)	$(737)	$(12,384)	$529
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) Includes $795 million in net asset sale losses for the three and nine months ended September 30, 2020. Additionally, for the nine months ended September 30, 2020, includes $7.0 billion related to asset impairments and other charges partially offset by a $1.1 billion gain on the oil collars and calls.
(c) Includes $2.7 billion of other-than-temporary impairment of the WES equity investment for the three and nine months ended September 30, 2020. Additionally, for the nine months ended September 30, 2020, includes $1.4 billion of impairments related to the write-off of goodwill and a loss from an equity investment related to WES's write-off of its goodwill.
(d) Includes a valuation allowance on tax assets of $37 million for the three and nine months ended September 30, 2020.
(e) Includes $302 million in expenses related to Anadarko acquisition-related costs and a $577 million loss on interest rate swaps for the nine months ended September 30, 2020.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that either arose in connection with the Acquisition or vary widely and unpredictably in nature, timing, and amount:

	Three months ended September 30,		Nine months ended September 30,
millions	2020	2019	2020	2019
Oil and Gas
Asset impairments - domestic	$(21)	$(285)	$(5,817)	$(285)
Asset impairments - international	—	(40)	(1,195)	(40)
Asset sales losses, net - domestic	(439)	—	(425)	—
Asset sales losses, net - international	(356)	—	(356)	—
Rig termination and other - domestic	(23)	—	(61)	—
Rig termination and other - international	(4)	—	(10)	—
Oil collars gains	110	75	1,067	75
Total Oil and Gas	(733)	(250)	(6,797)	(250)

Midstream and Marketing
Goodwill and other asset impairment	(2,729)	—	(4,194)	—
Asset and equity investment sales gains (losses)	(46)	111	(46)	111
Total Midstream and Marketing	(2,775)	111	(4,240)	111

Corporate
Anadarko acquisition-related costs	(5)	(924)	(302)	(974)
Acquisition-related pension and curtailment gains	—	20	114	20
Bridge loan financing fees	—	(65)	—	(122)
Gains (losses) on interest rate swap	88	(53)	(577)	(53)
Gains on Berkshire Warrants	—	20	5	20
Total Corporate	83	(1,002)	(760)	(1,109)

Valuation allowance on tax assets	(37)	—	(37)	—
Tax effect of items affecting comparability	387	151	1,668	164
Loss from continuing operations	(3,075)	(990)	(10,166)	(1,084)
Discontinued operations, net taxes	80	(15)	(1,335)	(15)
Total	$(2,995)	$(1,005)	$(11,501)	$(1,099)

OIL AND GAS SEGMENT
Oil and gas segment losses were $1.1 billion and $8.6 billion for the three and nine months ended September 30, 2020, respectively, compared with segment earnings of $268 million and $1.5 billion, respectively, for the same periods in 2019. Excluding the impact of asset impairments and other charges, losses on sale and gains on the oil collars and calls, the decrease in earnings primarily reflected lower realized crude oil prices. This decrease was partially offset by higher crude oil, NGL and natural gas sales volumes mostly due to added production from the Acquisition for the nine months ended September 30, 2020.
The following table sets forth the total sales volumes per day for oil and NGLs in thousands of barrels (MBBL) or millions of cubic feet per day for natural gas (MMCF):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales Volumes per Day
Oil (MBBL)
United States	508	486	591	351
Middle East / Africa	108	117	125	97
Latin America	36	35	34	33
NGL (MBBL)
United States	212	168	224	112
Middle East / Africa	36	34	37	34
Natural Gas (MMCF)
United States	1,439	1,085	1,609	633
Middle East	520	550	537	540
Latin America	7	8	7	7
Total Continuing Operations Volumes (MBOE) (a)	1,228	1,114	1,370	824
Discontinued & Exited Operations	28	43	28	49
Total Sales Volumes (MBOE) (a)	1,256	1,157	1,398	873
(a) Natural gas volumes have been converted to barrels of oil equivalent (BOE) based on energy content of six MCF of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalence.

The increase in average daily sales volumes from continuing operations of 114 thousands of barrels of oil equivalent (MBOED) for the three months ended September 30, 2020, compared to the same period in 2019, reflected a full quarter of production associated with the assets acquired from the Acquisition partially offset by declines in Permian Resources and Permian EOR due to capital reductions. The increase in average daily sales volumes from continuing operations for the nine months ended September 30, 2020, compared to the same period in 2019, of 546 MBOED reflected a full nine months of production associated with the assets acquired from the Acquisition partially offset by declines in Permian Resources and Permian EOR due to capital reductions.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Average Realized Prices
Oil ($/BBL)
United States	$38.22	$54.90	$35.27	$53.27
Middle East / Africa	$39.88	$61.74	$41.51	$62.66
Latin America	$41.26	$54.98	$38.20	$58.00
Total Worldwide	$38.67	$56.43	$36.44	$56.10
NGL ($/BBL)
United States	$14.62	$13.91	$11.19	$15.20
Middle East / Africa	$16.24	$20.41	$15.79	$21.38
Total Worldwide	$14.85	$15.02	$11.84	$16.64
Natural Gas ($/MCF)
United States	$1.18	$1.25	$1.09	$1.05
Latin America	$4.16	$7.05	$5.76	$7.14
Total Worldwide	$1.31	$1.38	$1.24	$1.33

Average Index Prices
WTI oil ($/BBL)	$40.93	$56.45	$38.32	$57.06
Brent oil ($/BBL)	$43.37	$62.01	$42.53	$64.74
NYMEX gas ($/MCF)	$1.94	$2.27	$1.92	$2.72

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	94%	100%	95%	98%
Worldwide oil as a percentage of average Brent	89%	91%	86%	87%
Worldwide NGL as a percentage of average WTI	36%	27%	31%	29%
Domestic natural gas as a percentage of average NYMEX	61%	55%	57%	39%

CHEMICAL SEGMENT
Chemical segment earnings for the three and nine months ended September 30, 2020 were $178 million and $472 million, respectively, compared to $207 million and $680 million, respectively, for the same periods in 2019. Compared to the same periods in 2019, the three and nine months ended September 30, 2020 reflected lower realized caustic soda prices and overall lower sales volumes as a result of the COVID-19 pandemic, partially offset by lower natural gas costs and lower plant spending.

MIDSTREAM AND MARKETING SEGMENT
Midstream and marketing segment loss for the three and nine months ended September 30, 2020, was $2.8 billion and $4.1 billion, respectively, compared with earnings of $400 million and $1.0 billion, respectively, for the same periods in 2019. Excluding the asset impairments and related charges, the decrease in midstream and marketing results, compared to the same periods in 2019, primarily reflects lower marketing margins from the tightening of the Midland to MEH differentials and lower pipeline income following the sale of the Plains equity investment in the third quarter of 2019. The nine months ended September 30, 2020, compared to the same period in 2019, also reflected lower sulfur prices impacting Al Hosn Gas and increased fees related to minimum commitments associated with the assets acquired in the Acquisition.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
millions, except percentages	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$(4,058)	$(574)	$(14,280)	$1,223
Income tax (expense) benefit
Federal and state	511	181	2,178	69
Foreign	(108)	(344)	(282)	(763)
Total income tax (expense) benefit	403	(163)	1,896	(694)
Income (loss) from continuing operations	$(3,655)	$(737)	$(12,384)	$529
Worldwide effective tax rate	10%	(28)%	13%	57%

The difference between the 10 percent effective tax rate for income from continuing operations for the three months ended September 30, 2020, and the 21 percent U.S. federal statutory tax rate is primarily driven by the other-than-temporary impairment of the equity method goodwill associated with the WES investment and the loss recorded to remeasure the held for sale Colombian oil and gas assets for which Occidental receives no tax benefit. The difference between the 13 percent effective tax rate for income from continuing operations for the nine months ended September 30, 2020, and the U.S. federal statutory tax rate is primarily driven by the impairment of the WES goodwill and certain international assets, for which the company receives no tax benefit.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief and Economic Security Act (hereafter, CARES Act), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including provisions allowing for immediate refund of remaining unutilized AMT credits as well as allowing a 5-year carryback of net operating losses generated in tax years 2018, 2019 and 2020. For the nine months ended September 30, 2020, Occidental received approximately $195 million of cash refunds as a result of the aforementioned AMT credit and NOL carryback provisions. Occidental does not currently expect the various provisions of the CARES Act to have a material effect on current income tax expense or the realizability of deferred income tax assets. Occidental will continue to monitor additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, Occidental had approximately $1.9 billion in cash and cash equivalents, $65 million in restricted cash and restricted cash equivalents and $113 million of cash and cash equivalents included in assets held for sale. Refer to the Current Business Outlook section of the Management’s Discussion and Analysis for actions Occidental has taken to improve its liquidity position in the current business environment.
Operating cash flow from continuing operations was approximately $2.5 billion for the first nine months of 2020, compared to approximately $5.5 billion for the same period of 2019. The decrease in operating cash flow from continuing operations is primarily due to lower crude oil prices, higher interest expense and payments for Acquisition-related costs, partially offset by higher crude oil, NGL and natural gas production volumes and cash from the oil collars and calls.
Occidental’s net cash used by investing activities from continuing operations was approximately $2.4 billion for the first nine months of 2020, compared to approximately $27.6 billion for the same period of 2019. Capital expenditures for the first nine months of 2020 and 2019 were approximately $1.9 billion and $4.2 billion respectively, of which substantially all was for the oil and gas segment. The decrease in capital expenditures is a result of management's decision to improve near-term liquidity in response to lower oil prices resulting from the COVID-19 pandemic. For the nine months ended September 30, 2019, the primary use of cash for investing activities was the cash portion of the Acquisition consideration, net of the cash acquired in the Acquisition. Proceeds from the sale of assets and equity investments, net, included the sale of Anadarko's Mozambique LNG assets, as well as proceeds from the sale of Occidental's Plains All American Pipeline equity investment.
Occidental’s net cash used by financing activities from continuing operations was approximately $1.6 billion for the first nine months of 2020, compared to approximately $24.7 billion cash provided for the same period of 2019. Cash used by financing activities for the first nine months of 2020 reflected the payment of dividends of $1.6 billion. Cash provided by financing activities for the first nine months of 2019 mainly reflected the issuance of long-term debt of $21.6 billion and preferred shares of $10.0 billion to consummate the Acquisition. These proceeds were partially offset by the partial repayment of debt and $1.8 billion of dividend payments.
As of September 30, 2020, and as of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing. However, given the inherent uncertainty associated with the duration and severity of the COVID-19 pandemic and its resulting impact on oil demand, Occidental may need to seek additional liquidity sources, refinance debt maturities, or both, to fund its operations.
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
See Note 11 - Environmental Liabilities and Expenditures in the Notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K for additional information regarding Occidental’s environmental liabilities and expenditures.

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

COMMODITY PRICE RISK

Occidental's most significant market risk relates to prices for oil, natural gas and NGLs. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues and cash flows are likewise affected. In addition, a non-cash write-down of Occidental's oil and gas properties may be required if commodity prices experience further declines or persist at current levels.
As a result of the expected prolonged period of lower commodity prices brought on by the COVID-19 pandemic’s impact on oil demand, Occidental tested substantially all of its oil and gas assets for impairment during the second quarter of 2020 and recognized pre-tax impairments of approximately $8.6 billion related to both proved and unproved oil and gas properties. If the macroeconomic conditions that exist as of the date of this Form 10-Q continue or worsen for a prolonged period, our operations and financial condition may be materially and adversely affected, and our oil and gas properties may be subject to further testing for impairment. This could result in additional non-cash asset impairments, and such impairments could be material to our financial statements.

DERIVATIVE INSTRUMENTS HELD FOR NON-TRADING PURPOSES

As of September 30, 2020, Occidental had derivative instruments in place to reduce the price risk associated with future crude oil production of 350 MBBL per day. As of September 30, 2020, these derivative instruments were at a $250 million net derivative asset position.
The following table shows a sensitivity analysis based on both a 5 percent and 10 percent change in Brent crude oil prices and their effects on the net derivative asset position of $250 million at September 30, 2020:

millions except percentages
Percent change in commodity prices	Net derivative asset	Change to fair value from September 30, 2020 position
+ 5%	$206	$(44)
- 5%	$279	$29
+ 10%	$145	$(105)
- 10%	$297	$47

As of September 30, 2020, Occidental had derivative instruments in place to reduce the price risk associated with future natural gas production of 500 thousand MMBTU per day. As of September 30, 2020, these derivative instruments were immaterial. The following table shows a sensitivity analysis based on both a five-percent and ten-percent change in NYMEX Henry Hub natural gas prices and their effects on the net derivative asset position of $1 million at September 30, 2020:

millions except percentages
Percent change in commodity prices	Net derivative asset (liability)	Change to fair value from September 30, 2020 position
+ 5%	$(15)	$(16)
- 5%	$16	$15
+ 10%	$(31)	$(32)
- 10%	$32	$31

INTEREST RATE RISK
Occidental acquired interest rate swap contracts in the Acquisition. Occidental pays a fixed interest rate and receives a floating interest rate indexed to three-month London InterBank Offered Rate (LIBOR). The swaps have an initial term of 30 years with mandatory termination dates in September 2021 through 2023 and a total notional amount of $1.5 billion as of September 30, 2020. As of September 30, 2020, Occidental had a net liability of approximately $1.6 billion based on the fair value of the swaps of negative $1.9 billion netted against $388 million in posted cash collateral. A 25-basis point decrease in implied LIBOR rates over the term of the swaps would result in an additional liability of approximately $101 million on these swaps.
As of September 30, 2020, Occidental had variable rate debt with a notional value of $3.0 billion outstanding. A 25-basis point increase in LIBOR interest rates would increase gross interest expense approximately $7 million per year.
As of September 30, 2020, Occidental had fixed rate debt with a fair value of $28.7 billion outstanding. A 25-basis point change in Treasury rates would change the fair value of the fixed rate debt approximately $475 million.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2020.
Except as described below, there has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the nine months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.
In January 2020, Occidental implemented an Enterprise Resource Planning (ERP) system for certain of its legacy U.S. businesses. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with the implementation of this type of system. While Occidental believes that this new system will strengthen the internal control system, there are inherent risks in implementing any new system, and Occidental will continue to evaluate these control changes as part of its assessment of internal control over financial reporting throughout 2020.

Part II Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note - 10 Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements, in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the disclosure presented in the 2019 Form 10-K under Part I. Item 1A and the disclosure presented in the Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 under Part II. Item 1A.

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, natural gas and NGL. If the reduced demand for and prices of crude oil, natural gas and NGL continue for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have implemented workplace restrictions in our offices and work sites for health and safety reasons, and continue to monitor national, state and local government directives where we have operations and/or offices. Further, our business plan, including our financing and liquidity plan, includes, among other things, planned divestitures. If general economic conditions or conditions in the energy industry persist at current levels for an extended period of time, we may not be able to complete these transactions on favorable terms, in a timely manner or at all. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. The COVID-19 pandemic may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations. To the extent the COVID-19 pandemic may continue to adversely affect our business, operations, financial condition and operating results, it may also have the effect of heightening the other risks described in the 2019 Form 10-K under Part I Item IA and the Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020 under Part II Item 1A.

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

As an example of state governmental actions, the Colorado Oil and Gas Conservation Commission (COGCC) has proposed new regulations that, if approved, will impose, as of January 2021, siting requirements or “setbacks” on proposed oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Pursuant to the proposed regulations, well pads cannot be located within 500 feet of an occupied structure without the consent of the property owner. As part of the permitting process, the COGCC will consider a series of siting requirements for all drilling locations located between 500 feet and 2,000 feet of an occupied structure. Alternatively, the operator may seek a waiver from each owner and tenant within the designated distance. We are currently evaluating the impact of these proposed regulations to our business. At this time, we do not anticipate near-term changes to our development program in the DJ Basin based on these regulations; we may, however, experience increased costs to comply with such requirements or delays or curtailment in permitting, impacting our exploration, development, or production activities. Such delays, curtailments, limitations, or prohibitions, if determined to be significant, could have a material adverse effect on our future cash flows and results of operations and may negatively impact our reportable quantities of proved undeveloped oil and gas reserves.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2020, the Board of Directors declared a distribution to holders of its common stock of warrants to purchase shares of Occidental’s common stock, at a rate of 0.125 warrants per share of Occidental common stock (the “Common Stock Warrants”). Occidental issued approximately 114 million Common Stock Warrants on August 3, 2020, to holders of record of outstanding shares of Occidental’s common stock as of the close of business on July 6, 2020. Occidental issued approximately 1.5 million additional Common Stock Warrants pursuant to Occidental’s outstanding equity-based incentive awards in connection with anti-dilution adjustments resulting from the distribution on August 31, 2020. The Common Stock Warrants have an exercise price of $22.00 per share and will expire on August 3, 2027. The Common Stock Warrants are listed on the New York Stock Exchange and trade under the symbol "OXY WS".
Occidental’s share repurchase activities for the nine months ended September 30, 2020, were as follows:

Period	Total Number of Shares Purchased			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter 2020	—
Second Quarter 2020	157,808	(a)
Third Quarter 2020	—
Total 2020	157,808		$24.40	—	44,206,787	(b)
(a) Represents purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b) Represents the total number of shares remaining at September 30, 2020, under Occidental’s share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 5. Other Information

On November 4, 2020, the Executive Compensation Committee of the Board of Directors of Occidental approved a change to the base salary of Robert L. Peterson, Senior Vice President and Chief Financial Officer, to $650,000, effective as of January 1, 2021.

Item 6. Exhibits

4.1
Indenture, dated as of August 8, 2019, between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated August 6, 2019, filed August 8, 2019, File No. 1-9210).

4.2
Officer’s Certificate pursuant to the Indenture, dated as of August 26, 2020, establishing the Notes and their terms (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated August 26, 2020, filed August 26, 2020, File No. 1-9210).

4.3
Form of Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental dated August 26, 2020, filed August 26, 2020, File No. 1-9210).

4.4
Form of Senior Notes due 2028 (included as Exhibit B to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental dated August 26, 2020, filed August 26, 2020, File No. 1-9210).

4.5
Form of Senior Notes due 2030 (included as Exhibit C to Exhibit 4.2) (filed as Exhibit 4.5 to the Current Report on Form 8-K of Occidental dated August 26, 2020, filed August 26, 2020, File No. 1-9210).

10.1#
Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective July 1, 2020) (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental, filed August 10, 2020, File No. 1-9210).

10.2#
Anadarko Retirement Restoration Plan (As Amended and Restated Effective July 1, 2020) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental, filed August 10, 2020, File No. 1-9210).

10.3#
Kerr-McGee Corporation Benefits Restoration Plan (Amended and Restated Effective July 1, 2020) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental, filed August 10, 2020, File No. 1-9210).

10.4#
Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005 and Amended and Restated as of July 1, 2020) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental, filed August 10, 2020, File No. 1-9210).

10.5
Warrant Agreement (including Form of Warrant), dated July 24, 2020, between the Company and Equiniti Trust Company, as Warrant Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental dated July 24, 2020, filed July 27, 2020, File No. 1-9210).

10.6#*	First Amendment to the Occidental Petroleum Corporation Savings Plan (As Amended and Restated Effective March 23, 2020), dated as of August 6, 2020.

10.7#*	Form of Employee Notice, Impact of August 2020 Warrant Distribution on Long-Term Incentive Awards.

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
# Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

November 9, 2020	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller