Form 10-K
period 2020-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2021-02-26
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934		☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2020		For the transition period from to

Commission File Number 1-9210
Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	5 Greenway Plaza, Suite 110	Houston,	Texas
Zip Code	77046
Registrant’s telephone number, including area code	(713)	215-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	OXY	New York Stock Exchange
Warrants to Purchase Common Stock, $0.20 par value	OXY WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☑

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $17.0 billion computed by reference to the closing price on the New York Stock Exchange of $18.30 per share of Common Stock on June 30, 2020.

At January 31, 2021, there were 931,554,718 shares of Common Stock outstanding, par value $0.20 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, relating to its 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

BUSINESS AND PROPERTIES

Part I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES

In this report, “Occidental”, “we” and “our” refers to Occidental Petroleum Corporation, a Delaware corporation incorporated in 1986, or Occidental and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through its various subsidiaries and affiliates. Occidental’s executive offices are located at 5 Greenway Plaza, Suite 110, Houston, Texas 77046; telephone (713) 215-7000.

GENERAL

Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGL) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil, condensate, NGL, natural gas, carbon dioxide (CO2) and power. It also trades around its assets, including transportation and storage capacity, and invests in entities that conduct similar activities such as Western Midstream Partners, L.P. (WES).
The midstream and marketing segment also includes Oxy Low Carbon Ventures (OLCV). OLCV seeks to leverage Occidental’s carbon management expertise that is derived from its enhanced oil recovery (EOR) operations to develop carbon capture, utilization and storage facilities that are expected to source anthropogenic CO2 and promote innovative technologies that drive cost efficiencies and economically grow Occidental’s business while reducing emissions.
On August 8, 2019, pursuant to the Agreement and Plan of Merger dated May 9, 2019, Occidental acquired all of the outstanding shares of Anadarko Petroleum Corporation (Anadarko), through a transaction in which a wholly owned subsidiary of Occidental merged with and into Anadarko (the Acquisition). The Acquisition added to Occidental's oil and gas portfolio, primarily in the Permian Basin, DJ Basin, Gulf of Mexico and Algeria, and an interest in WES.
For further information regarding Occidental’s segments, geographic areas of operation and current developments, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Part II, Item 7, of this Form 10-K and Note 18 - Industry Segments and Geographic Areas in the Notes to Consolidated Financial Statements.

HUMAN CAPITAL RESOURCES

Occidental’s culture of diversity, inclusion and belonging aspires to create an environment where differences are appreciated, all employees are included and everyone feels that they belong. As part of our commitment to support this culture, we conducted a robust survey across our organization. The results were reviewed with our Board of Directors and are a basis for our company’s core values.
Occidental’s human capital resources extend across several regions. Occidental has attracted a diverse work force of exceptional talent, including employees from many nations. This diversity enriches our culture, our employees' experience on the job and contributes to an innovative and effective business model that encourages local communities to thrive. Diversity, inclusion and belonging power our innovation and spirit of excellence, as well as our knowledge and results. Embedding diversity, inclusion and belonging into our culture enhances Occidental’s collaboration, performance and growth and helps uphold our organizational values. Occidental’s culture of diversity, inclusion and belonging is designed to create an environment where our employees’ differences are celebrated and encouraged. Occidental’s management works to leverage its employees’ various backgrounds, unique experiences and points of view to spark innovation, empower growth, outperform expectations and maximize results. Diversity is who we are, inclusion is how we work and belonging is how we thrive. Occidental’s recruiting, training and career development programs are designed to help every employee realize his or her full potential.

The below table approximates regional distribution of Occidental’s employees:

	North America	Middle East	Latin America	Other (a)	Total (b)
Union	500	800	50	—	1,350
Non-Union	7,750	2,500	100	100	10,450
Total	8,250	3,300	150	100	11,800
(a)Other headcount includes North Africa, Europe and Asia.
(b)Includes approximately 2,900 employees in the Chemical segment.

2	OXY 2020 FORM 10-K

BUSINESS AND PROPERTIES

Occidental is dedicated to attracting and retaining top talent and Occidental is regularly evaluating and updating its human capital resources to enable its employees to live well and work well. Occidental offers education resources, programs, time away benefits and insurance to support multiple factors of health including physical, financial, social and mental. Occidental’s ultimate goal is to give employees the tools and resources they need to succeed both personally and professionally and foster a safe and collaborative work environment.
Occidental’s employees are key to its ability to safely adapt to an evolving business environment; one of Occidental’s top priorities is safety for all. In industries where Occidental operates one of the key performance indicators of a successful company is a low injury incidence rate. Occidental’s injury rate for 2020 was historically low. Management’s compensation is impacted by the number of health and safety incidents, which was most recently reflected in management’s 2020 annual bonus determination.

Occidental’s employees are evaluated relative to Occidental’s core values. These core values are as follows:

■Lead with Passion
■Outperform Expectations
■Deliver Results Responsibly
■Unleash Opportunities
■Commit to Good

AVAILABLE INFORMATION

Occidental’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge on its website, www.oxy.com, as soon as reasonably practicable after Occidental electronically files the material with, or furnishes it to, the Securities and Exchange Commission (SEC). In addition, copies of Occidental’s annual report will be made available, free of charge, upon written request.
Information contained on Occidental’s website is not part of this report or any other filings with the SEC.

OXY 2020 FORM 10-K	3

BUSINESS AND PROPERTIES

OIL AND GAS OPERATIONS

GENERAL
Occidental’s oil and gas assets are characterized by an advantaged mix of short-cycle and long-cycle high-return development opportunities. Occidental conducts its ongoing exploration and production activities in the United States, the Middle East and Africa. Within the United States, Occidental has operations in Texas, New Mexico and Colorado, as well as offshore operations in the Gulf of Mexico. Internationally, Occidental conducts operations primarily in Oman, United Arab Emirates (UAE) and Algeria. Operations in Ghana are classified as held for sale as of December 31, 2020. Refer to the Oil and Gas Acreage section in Supplemental Oil and Gas Information under Item 8 of this Form 10-K for further disclosure of Occidental’s holdings of developed and undeveloped oil and gas acreage.

COMPETITION
As a producer of oil, condensate, NGL and natural gas, Occidental competes with numerous other domestic and international public, private and government producers. Oil (which includes condensate), NGL and natural gas are sensitive to prevailing global and local, current and anticipated market conditions. Occidental’s competitive strategy relies on maintaining production in a capital efficient manner through developing conventional and unconventional fields and utilizing primary and EOR techniques in areas where Occidental has a competitive advantage as a result of its successful operations or investments in shared infrastructure. Occidental also competes to develop and produce its worldwide oil and gas reserves safely and cost-effectively, maintain a skilled workforce and obtain quality services.

PROVED RESERVES AND SALES VOLUMES
The table below shows Occidental’s year-end oil, NGL and natural gas proved reserves. See the information under Oil and Gas Segment in the Management's Discussion and Analysis section under Part II, Item 7, of this report for details regarding Occidental’s proved reserves, the reserves estimation process, sales and production volumes, production costs and other reserves-related data.

COMPARATIVE OIL AND GAS PROVED RESERVES AND SALES VOLUMES
Oil and NGL are in millions of barrels; natural gas is in billions of cubic feet (Bcf); barrels of oil equivalent (Boe) are in millions.

	2020					2019					2018
	Oil	NGL	Gas	Boe	(a)	Oil	NGL	Gas	Boe	(a)	Oil	NGL	Gas	Boe	(a)
Proved Reserves (b)
United States	1,144	384	2,446	1,936		1,570	540	4,128	2,798		1,186	284	1,445	1,711
International (c,d)	331	215	2,573	975		469	208	2,572	1,106		397	202	2,650	1,041
Total	1,475	599	5,019	2,911		2,039	748	6,700	3,904		1,583	486	4,095	2,752
Sales Volumes
United States	205	81	561	380		155	52	326	261		91	25	119	136
International (c,d)	59	13	195	104		64	13	204	111		62	11	189	104
Total	264	94	756	484		219	65	530	372		153	36	308	240
(a)Natural gas volumes are converted to Boe at six thousand cubic feet (Mcf) of gas per one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.
(b)The detailed proved reserves information presented in accordance with Item 1202(a)(2) to Regulation S-K under the Securities Exchange Act of 1934 (Exchange Act) is provided in the Supplemental Oil and Gas Information section in Item 8 of this Form 10-K. Proved reserves are stated on a net basis after applicable royalties.
(c)International proved reserves and sales volumes in 2019 have been reclassified to include Occidental’s operations in Algeria.
(d)Excludes reserves and sales volumes related to Occidental’s discontinued operations in 2020 and 2019, respectively.

4	OXY 2020 FORM 10-K

BUSINESS AND PROPERTIES

CHEMICAL OPERATIONS

GENERAL
OxyChem owns and operates manufacturing plants at 22 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, New York, Ohio, Tennessee and Texas and at two international sites in Canada and Chile.

COMPETITION
OxyChem competes with numerous other domestic and international chemical producers. OxyChem’s market position was first or second in the United States in 2020 for the principal basic chemical products it manufactures and markets as well as for vinyl chloride monomer (VCM). OxyChem ranks in the top three producers of polyvinyl chloride (PVC) in the United States. OxyChem’s competitive strategy is to be a low-cost producer of its products in order to compete on price.
OxyChem produces the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Raw material for ethylene dichloride (EDC), water treatment and pharmaceuticals	3.4 million tons
Caustic soda	Pulp, paper and aluminum production	3.5 million tons
Chlorinated organics	Refrigerants (a), silicones and pharmaceuticals	1.0 billion pounds
Potassium chemicals	Fertilizers, batteries, soaps, detergents and specialty glass	0.4 million tons
EDC	Raw material for VCM	2.1 billion pounds
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	131 million pounds
Sodium silicates	Catalysts, soaps, detergents and paint pigments	0.6 million tons
Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons
Vinyls
VCM	Precursor for PVC	6.2 billion pounds
PVC	Piping, building materials and automotive and medical products	3.7 billion pounds
Ethylene	Raw material for VCM	1.2 billion pounds (b)
(a)Includes 4CPe, a raw material used in making next generation, climate friendly refrigerants with low global warming and zero ozone depletion potential.
(b)Amount is gross production capacity for 50/50 joint venture with Orbia (formerly Mexichem).

OXY 2020 FORM 10-K	5

BUSINESS AND PROPERTIES

MIDSTREAM AND MARKETING OPERATIONS

GENERAL
Occidental’s midstream and marketing operations primarily support and enhance its oil and gas and chemical businesses. The midstream and marketing segment strives to maximize realized value by optimizing the use of its gathering, processing, transportation, storage and terminal commitments and by providing access to domestic and international markets. To generate returns, the segment evaluates opportunities across the value chain and uses its assets to provide services to Occidental subsidiaries, as well as third parties. The midstream and marketing segment operates or contracts for services on gathering systems, gas plants, co-generation facilities and storage facilities and invests in entities that conduct similar activities. The midstream and marketing segment has equity investments in WES and Dolphin Energy Limited. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties. Dolphin Energy Limited owns and operates a pipeline which connects its gas processing and compression plant in Qatar and its receiving facilities in UAE and uses its network of Dolphin Energy Limited-owned and other existing leased pipelines to supply natural gas across the UAE and to Oman. Also included in the midstream and marketing segment is OLCV.

COMPETITION
Occidental’s midstream and marketing businesses operate in competitive and highly regulated markets. Occidental competes for capacity and infrastructure for the gathering, processing, transportation, storage and delivery of its products, which are sold at current market prices or on a forward basis to refiners, end users and other market participants. Occidental’s marketing business competes with other market participants on exchange platforms and through other bilateral transactions with direct counterparties.
Occidental’s midstream and marketing operations are conducted in the locations described below as of December 31, 2020:

Location	Description	Capacity (a)
Gas Plants
Texas, New Mexico and Colorado	Occidental and third-party-operated natural gas gathering, compression and processing systems and CO2 processing and capturing	2.7 Bcf/d
Rocky Mountains, Pennsylvania and Texas	Equity investment in WES - gas processing facilities	5.6 Bcf/d
UAE	Natural gas processing facilities for Al Hosn	1.3 Bcf/d
Pipelines and Gathering Systems
Texas, New Mexico and Colorado	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	2.8 Bcf/d
Qatar, UAE and Oman	Equity investment in the Dolphin Energy Limited natural gas pipeline	3.2 Bcf/d
United States	Equity investment in WES involved in gathering and transportation	17,027 miles of pipeline
Power Generation
Texas and Louisiana	Occidental-operated power and steam generation facilities	1,218 megawatts of electricity and 1.6 million pounds of steam per hour
OLCV
Texas	Occidental-owned solar generation facility	16.8 megawatts of electricity
Texas	Equity investment in a zero-emission natural gas generation demonstration facility	50 megawatts of electricity
Canada	Equity investment in direct air capture technology, which captures CO2 directly from the atmosphere. The captured CO2 can be permanently sequestered or synthesized into transportation fuels.
(a)Amounts are gross, including interests held by third parties.

6	OXY 2020 FORM 10-K

BUSINESS AND PROPERTIES

ENVIRONMENTAL REGULATION

For environmental regulation information, including associated costs, see the information under Environmental Liabilities and Expenditures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Part II, Item 7, of this Form 10-K and Risk Factors under Part I, Item 1A.

ITEM 1A.    RISK FACTORS
Risks related to Occidental’s business and operations

The COVID-19 pandemic has adversely affected our business and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain.

The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil, NGL and natural gas. If the reduced demand for and prices of crude oil, NGL and natural gas persist for a prolonged period, our operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with the pandemic. We have implemented workplace restrictions in our offices and work sites for health and safety reasons and continue to monitor national, state and local government directives where we have operations and/or offices. Further, our business plan, including our financing and liquidity plan, includes, among other things, planned divestitures. If general economic conditions or conditions in the energy industry persist at current levels for an extended period of time, we may not be able to complete these transactions on favorable terms, in a timely manner or at all. The extent to which the COVID-19 pandemic adversely affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. The COVID-19 pandemic may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations. To the extent the COVID-19 pandemic may continue to adversely affect our business, operations, financial condition and operating results, it may also have the effect of heightening the other risks described herein.

Volatile global and local commodity pricing strongly affect Occidental’s results of operations.

Occidental’s financial results correlate closely to the prices it obtains for its products, particularly oil and, to a lesser extent, NGL and its chemical products and natural gas.
Prices for oil, NGL and natural gas fluctuate widely. Historically, the markets for oil, NGL and natural gas have been volatile and may continue to be volatile in the future. If the prices of oil, NGL or natural gas continue to be volatile or decline, Occidental’s operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to our properties may be materially and adversely affected. Prices are set by global and local market forces which are not in Occidental’s control. These factors include, among others:

■Worldwide and domestic supplies of, and demand for, oil, NGL, natural gas and refined products;
■The cost of exploring for, developing, producing, refining and marketing oil, NGL, natural gas and refined products;
■Operational impacts such as production disruptions, technological advances and regional market conditions, including available transportation capacity and infrastructure constraints in producing areas;
■Changes in weather patterns and climate;
■The impacts of the members of the Organization of the Petroleum Exporting Countries (OPEC) and other non-OPEC member-producing nations that may agree to and maintain production levels;
■The worldwide military and political environment, including uncertainty or instability resulting from an escalation or outbreak of armed hostilities or acts of terrorism in the United States or elsewhere;
■The price and availability of alternative and competing fuels;
■Technological advances affecting energy consumption and supply;
■Domestic and foreign governmental regulations and taxes;
■Shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil, NGL and natural gas;
■Additional or increased nationalization and expropriation activities by foreign governments;
■The impact and uncertainty of world health events, including the COVID-19 pandemic;

OXY 2020 FORM 10-K	7

RISK FACTORS

■Volatility in commodity markets;
■The effect of energy conservation efforts; and
■Global inventory levels and general economic conditions.

The long-term effects of these and other conditions on the prices of oil, NGL, natural gas and refined products are uncertain and there can be no assurance that the demand or pricing for Occidental’s products will follow historic patterns or recover meaningfully in the near-term. Prolonged or substantial decline, or sustained market uncertainty, in these commodity prices may have the following effects on Occidental’s business:

■Adversely affect Occidental’s financial condition, liquidity, ability to reduce debt, pay dividends and finance planned capital expenditures, ability to repurchase shares and results of operations;
■Reduce the amount of oil, NGL and natural gas that Occidental can produce economically;
■Cause Occidental to delay or postpone some of its capital projects;
■Reduce Occidental’s revenues, operating income or cash flows;
■Reduce the amounts of Occidental’s estimated proved oil, NGL and natural gas reserves;
■Reduce the carrying value of Occidental’s oil and natural gas properties due to recognizing impairments of proved properties, unproved properties and exploration assets;
■Reduce the standardized measure of discounted future net cash flows relating to oil, NGL and natural gas reserves;
■Limit Occidental’s access to, or increase the cost of, sources of capital such as equity and long-term debt; and
■Adversely affect the ability of Occidental’s partners to fund their working interest capital requirements.

Generally, Occidental’s historical practice has been to remain exposed to the market prices of commodities. In 2019, Occidental entered into 2020 Brent-priced 3-way collars combined with 2021 call options on the same volume to manage its near-term exposure to cash flow variability from oil price risks in 2020. The 2021 call options were sold to enhance the upside retention in 2020. In 2020, management elected to hedge a portion of Occidental’s expected 2021 natural gas production to enhance cash flow stability. In the future, management may continue to hedge some of the risk of oil, NGL and natural gas price fluctuations. Commodity price risk management activities may prevent us from fully benefiting from price increases and may expose us to regulatory, counterparty credit and other risks.
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

Oil, NGL and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil, NGL and natural gas production. In its development and exploration activities, Occidental bears the risks of:

■Equipment failures;
■Construction delays;
■Escalating costs or competition for services, materials, supplies or labor;
■Property or border disputes;
■Disappointing drilling results or reservoir performance;
■Title problems and other associated risks that may affect its ability to profitably grow production, replace reserves and achieve its targeted returns;
■Actions by third-party operators of our properties;
■Delays and costs of drilling wells on lands subject to complex development terms and circumstances; and
■Oil, NGL and natural gas gathering, transportation and processing availability, restrictions or limitations.

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

Occidental’s businesses are subject to the actions and decisions of many federal, state, local and foreign governments and political interests. As a result, Occidental faces risks of:

■New or amended laws and regulations, or new or different applications or interpretations of existing laws and regulations, including those related to drilling, manufacturing or production processes (including flaring, well stimulation techniques such as hydraulic fracturing and acidization), pipelines, labor and employment, taxes, royalty rates, permitted production rates, entitlements, import, export and use of raw materials, equipment or products, use

8	OXY 2020 FORM 10-K

RISK FACTORS

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
■Refusal of, or delay in, the extension or grant of exploration, development or production contracts; and
■Development delays and cost overruns due to approval delays for, or denial of, drilling, construction, environmental and other regulatory approvals, permits and authorizations.

The following are examples of actions and decisions recently taken by federal and state governments that impact Occidental’s businesses:
In January 2021, the Colorado Oil and Gas Conservation Commission (COGCC) adopted new regulations that impose siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Pursuant to the regulations, well pads cannot be located within 500 feet of an occupied structure without the consent of the property owner. As part of the permitting process, the COGCC will consider a series of siting requirements for all drilling locations located between 500 feet and 2,000 feet of an occupied structure. Alternatively, the operator may seek a waiver from each owner and tenant within the designated distance. While Occidental is currently evaluating the impact of these regulations on its business, at this time, Occidental does not anticipate significant near-term changes to our development program in the DJ Basin based on these regulations. However, as a result, certain of Occidental’s proved undeveloped (PUD) reserves have been derecognized as they no longer meet the regulatory certainty criteria to be considered proved reserves. Occidental’s ability to reestablish previously derecognized PUD reserves, as well as establishing new PUD locations, will depend upon Occidental establishing a history of obtaining drilling permits under the new regulations and thus meeting the SEC’s “reasonably certain” threshold for adding PUD reserves. Occidental currently believes it will be able to successfully navigate the new setback guidelines.
An executive order was issued in January 2021, Tackling the Climate Crisis at Home and Abroad, that mandated an indefinite pause on new oil and gas leasing on federal lands, onshore and offshore, while a comprehensive review of oil and gas permitting and leasing process is conducted by the U.S. Department of the Interior. In conducting this review, the Secretary of the Interior is required to consider whether to adjust royalties associated with oil and gas resources extracted from public lands and offshore waters to account for corresponding climate costs.
In addition, effective January 20, 2021, the Department of the Interior issued an order temporarily elevating the decision-making approval previously delegated to the Department of the Interior’s agencies and bureaus, including the Bureau of Ocean Energy Management (BOEM) and the Bureau of Land Management (BLM), to issue any onshore and offshore fossil fuel authorization for, including but not limited to a lease, amendment to a lease, affirmative extension of a lease, contract or other agreement or permit to drill to the leadership of the Department of the Interior. Occidental is continuing to evaluate the overall impact of these new regulatory issuances on its oil and gas operations on federal leases.
In addition, Occidental has experienced and may continue to experience adverse consequences, such as risk of loss or production limitations, because certain of its international operations are located in countries affected by political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions. Exposure to such risks may increase if a greater percentage of Occidental’s future oil and gas production or revenue comes from international sources.

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
In addition, Occidental’s acquisition activities carry risks that it may: (i) not fully realize anticipated benefits due to less-than-expected reserves or production or changed circumstances, such as declines in oil, NGL and natural gas prices; (ii) bear unexpected integration costs or experience other integration difficulties; (iii) experience share price declines based on the market’s evaluation of the activity; or (iv) be subject to liabilities that are greater than anticipated.

OXY 2020 FORM 10-K	9

RISK FACTORS

Occidental’s oil and gas reserves are estimates based on professional judgments and may be subject to revision.

Reported oil and gas reserves are an estimate based on periodic review of reservoir characteristics and recoverability, including production decline rates, operating performance and economic feasibility at the prevailing commodity prices, assumptions concerning future oil and natural gas prices, future operating costs and capital expenditures, workover and remedial costs, assumed effects of regulation by governmental agencies, the quantity, quality and interpretation of relevant data, taxes and availability of funds. The procedures and methods for estimating the reserves by our internal engineers were reviewed by independent petroleum consultants; however, there are inherent uncertainties in estimating reserves. Actual production, revenues, expenditures, oil, NGL and natural gas prices and taxes with respect to our reserves may vary from estimates and the variance may be material. If Occidental were required to make significant negative reserve revisions, its results of operations and stock price could be adversely affected.
In addition, the discounted cash flows included in this Form 10-K should not be construed as the fair value of the reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are based on an unweighted arithmetic average of the first-day-of-the-month price for each month within the year in accordance with SEC regulations. Actual future prices and costs may differ materially from SEC regulation-compliant prices and costs used for purposes of estimating future discounted net cash flows from proved reserves. Also, actual future net cash flows may differ from these discounted net cash flows due to the amount and timing of actual production, availability of financing for capital expenditures necessary to develop our undeveloped reserves, supply and demand for oil, NGL and natural gas, increases or decreases in consumption of oil, NGL and natural gas and changes in governmental regulations or taxation.

Climate change and further regulation of greenhouse gas emissions may adversely affect Occidental’s operations or results.

Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional and local legislation and regulatory programs to reduce greenhouse gas emissions. In December 2009, the Environmental Protection Agency (EPA) determined that emissions of carbon dioxide, methane and other greenhouse gases endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA began adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. The current administration has identified climate change as a priority and has issued new executive orders and regulatory actions prohibiting or restricting oil and gas development activities in certain areas. As an example in January 2021, the actions undertaken by the Department of the Interior to temporarily elevate the decision-making approval process for new fossil fuel leases or permits. In addition, the United States has re-entered the Paris Agreement, which requires countries to periodically review and represent a progression in greenhouse gas emission reduction goals and an executive order was issued, Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. In the future, the United States may choose to adhere to other international agreements targeting greenhouse gas reductions and there may be new executive orders, regulatory actions and/or legislation targeting greenhouse gas emissions or prohibiting or restricting oil and gas development activities.
However, in the current absence of federal legislation to significantly reduce emissions of greenhouse gases to date, many state governments have established rules aimed at reducing greenhouse gas emissions, some including greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, including refineries and natural gas processing plants, to acquire and surrender emission allowances.
These and other government actions relating to greenhouse gas emissions could require Occidental to incur increased operating and maintenance costs including higher rates charged by service providers, costs to purchase and operate emissions control systems, to acquire emission allowances, pay carbon taxes, or comply with new regulatory or reporting requirements or prevent Occidental from conducting oil and gas development activities in certain areas, or they could promote the use of alternative sources of energy and thereby decrease demand for oil, NGL and natural gas and other products that Occidental’s businesses produce. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil, NGL, natural gas or other products produced by Occidental’s businesses and lower the value of its reserves. Consequently, government actions designed to reduce emissions of greenhouse gases could have an adverse effect on Occidental’s business, financial condition, results of operations, cash flows and reserves.
It is difficult to predict the timing and certainty of such government actions and their ultimate effect on Occidental, which could depend on, among other things, the type and extent of greenhouse gas reductions required, the availability and price of emission allowances or credits, the availability and price of alternative fuel sources, the energy sectors covered and Occidental’s ability to recover the costs incurred through its operating agreements or the pricing of its oil, NGL, natural gas and other products and whether service providers are able to pass increased costs through to Occidental.
There also have been efforts in the investment community, including investment advisers and certain sovereign wealth, pension and endowment funds, as well as other stakeholders, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and

10	OXY 2020 FORM 10-K

RISK FACTORS

initiatives aimed at limiting climate change and reducing air pollution could adversely affect our business activities, operations and ability to access capital. Such initiatives could cause the market value of our securities to decrease, our cost of capital to increase and adversely affect our reputation. Finally, increasing attention to climate change risks has resulted in an increased possibility of governmental investigations and additional private litigation against Occidental without regard to causation or our contribution to the asserted damage, which could increase our costs or otherwise adversely affect our business. Occidental has been named in certain private litigation relating to these matters.

Occidental has recorded impairments of its proved and unproved oil and gas properties and will continue to assess further impairments in the future.

We have recorded impairments of our proved and unproved oil and gas properties resulting from prolonged declines in oil and gas prices and may record such impairments in the future. Past impairments include pre-tax impairment and related charges to both proved and unproved oil and gas properties and a lower of cost or net realizable value adjustment for crude inventory. In 2020, Occidental recognized a pre-tax impairment to its oil and gas proved and unproved properties of $9.2 billion. If there is a worsening of the macroeconomic conditions and if such worsened condition is expected to or does persist for a prolonged period of time, Occidental’s oil and gas properties may be subject to further testing for impairment, which could result in additional non-cash asset impairments. Such impairments could be material to the financial statements.

Occidental’s businesses may experience catastrophic events.

The occurrence of events such as hurricanes, floods, droughts, earthquakes or other acts of nature, well blowouts, pandemics, fires, explosions, pipeline ruptures, chemical releases, oil releases, including maritime releases, releases into navigable waters and groundwater contamination, material or mechanical failure, industrial accidents, physical attacks, abnormally pressured or structured formations and other events that cause operations to cease or be curtailed may negatively affect Occidental’s businesses and the communities in which it operates. Coastal operations are particularly susceptible to disruption from extreme weather events. Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us as a result of:

■Damage to and destruction of property and equipment, including property and equipment owned by third-parties which our operations rely upon;
■Damage to natural resources;
■Pollution and other environmental damage, including spillage or mishandling of recovered chemicals or fluids;
■Regulatory investigations and penalties;
■Loss of well location, acreage, expected production and related reserves;
■Suspension or delay of our operations;
■Substantial liability claims; and
■Repair and remediation costs.

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

Occidental uses CO2 for its EOR operations. Occidental’s production from these operations may decline if Occidental is not able to obtain sufficient amounts of CO2.

Occidental’s CO2 EOR operations are critical to Occidental’s long-term strategy. Oil production from Occidental’s CO2 EOR projects depends largely on having access to sufficient amounts of naturally occurring or anthropogenic CO2. Occidental’s ability to produce oil from its CO2 EOR projects would be hindered if the supply of CO2 was limited due to, among other things, problems with current CO2 producing wells and facilities, including compression equipment, catastrophic pipeline failure or the ability to economically purchase naturally occurring or anthropogenic CO2. This could have a material adverse effect on Occidental’s financial condition, results of operations or cash flows. Future oil production from its CO2 EOR operations is dependent on the timing, volumes and location of CO2 injections and, in particular, Occidental’s ability to obtain sufficient volumes of CO2. Market conditions may cause the delay or cancellation of the development of naturally occurring CO2 sources or construction of plants that produce anthropogenic CO2 as a byproduct that can be purchased, thus limiting the amount of CO2 available for use in Occidental’s CO2 EOR operations.

Occidental is exposed to cyber-related risks.

The oil and gas industry is increasingly dependent on digital and industrial control technologies to conduct certain exploration, development and production activities. Occidental relies on digital and industrial control systems, related

OXY 2020 FORM 10-K	11

RISK FACTORS

infrastructure, technologies and networks to run its business and to control and manage its oil and gas, chemicals, marketing and pipeline operations. Use of the internet, cloud services, mobile communication systems and other public networks exposes Occidental’s business and that of other third parties with whom Occidental does business to cyber attacks. Cyber attacks on businesses have escalated in recent years.
Information and industrial control technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of company, partner, customer or employee information or could damage our reputation. A cyber attack involving our information or industrial control systems and related infrastructure, or that of our business associates, could negatively impact our operations in a variety of ways, including but not limited to, the following:

■Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and natural gas resources;
■Data corruption, communication or systems interruption or other operational disruption during drilling activities could result in delays and failure to reach the intended target or cause a drilling incident;
■Data corruption, communication or systems interruption or operational disruptions of production-related infrastructure could result in a loss of production or accidental discharge;
■A cyber attack on our chemical operations could result in a disruption of the manufacturing and marketing of our products or a potential environmental hazard;
■A cyber attack on a vendor or service provider could result in supply chain disruptions, which could delay or halt our construction and development projects;
■A cyber attack on third-party gathering, pipeline, processing, terminal or other infrastructure systems could delay or prevent us from transporting, processing and marketing our production;
■A cyber attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities;
■A cyber attack that halts activities at a power generation facility or refinery using natural gas as feedstock could have a significant impact on the natural gas market;
■A cyber attack on a communications network or power grid could cause operational disruption;
■A cyber attack on our automated and surveillance systems could cause a loss in production and potential environmental hazards;
■A deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and
■A cyber attack resulting in the loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information could harm our business by damaging our reputation, subjecting us to potential financial or legal liability and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.

Even though Occidental has implemented controls and multiple layers of security to mitigate the risks of a cyber attack that it believes are reasonable, there can be no assurance that such cyber security measures will be sufficient to prevent security breaches of its systems from occurring, and if a breach occurs, it may remain undetected for an extended period of time. Further, Occidental has no control over the comparable systems of the third parties with whom it does business. While Occidental has experienced cyber attacks in the past, Occidental has not suffered any material losses. However, if in the future Occidental’s cyber security measures are compromised or prove insufficient, the potential consequences to Occidental’s businesses and the communities in which it operates could be significant. As cyber attacks continue to evolve in magnitude and sophistication, Occidental may be required to expend additional resources in order to continue to enhance Occidental’s cyber security measures and to investigate and remediate any digital and operational systems, related infrastructure, technologies and network security vulnerabilities, which would increase our costs. A system failure or data security breach, or a series of such failures or breaches, could have a material adverse effect on our financial condition, results of operations or cash flows.

Occidental’s oil and gas reserve additions may not continue at the same rate and a failure to replace reserves may negatively affect Occidental’s business.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless Occidental conducts successful exploration or development activities, acquires properties containing proved reserves, or both, proved reserves will generally decline and negatively impact our business. The value of our securities and our ability to raise capital will be adversely impacted if we are not able to replace reserves that are depleted by production or replace our declining production with new production. Occidental expects improved recovery, extensions and discoveries to continue as main sources for reserve additions but factors such as geology, government regulations and permits, the effectiveness of development plans and the ability to make the necessary capital investments or acquire capital are partially or fully outside management’s control and could cause results to differ materially from expectations.

12	OXY 2020 FORM 10-K

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

Occidental is vulnerable to risks associated with our offshore operations that could negatively impact our operations and financial results. Occidental conducts offshore operations in the Gulf of Mexico and Ghana. Occidental’s operations and financial results could be significantly impacted by conditions in some of these areas and are also vulnerable to certain unique risks associated with operating offshore, including those relating to the following:

■Hurricanes and other adverse weather conditions;
■Geological complexities and water depths associated with such operations;
■Limited number of partners available to participate in projects;
■Oilfield service costs and availability;
■Compliance with environmental, safety and other laws and regulations;
■Terrorist attacks or piracy;
■Remediation and other costs and regulatory changes resulting from oil spills or releases of hazardous materials;
■Failure of equipment or facilities; and
■Response capabilities for personnel, equipment or environmental incidents.

In addition, Occidental conducts some of its exploration in deep waters (greater than 1,000 feet) where operations, support services and decommissioning activities are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico, as well as international deepwater locations, lack the physical and oilfield service infrastructure present in shallower waters. As a result, deepwater operations may require significant time between a discovery and the time that Occidental can market its production, thereby increasing the risk involved with these operations.

Additional domestic and international deepwater drilling laws, regulations and other restrictions, delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans and other offshore-related developments may have a material adverse effect on Occidental’s business, financial condition or results of operations.

BOEM and the Bureau of Safety and Environmental Enforcement (BSEE) have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. In addition, these governmental agencies are continuing to evaluate, develop and implement new, more restrictive regulatory requirements, which could result in additional costs, delays, restrictions or obligations with respect to oil exploration and production operations conducted offshore. For example, the BOEM has considered, and may adopt, supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines and other facilities, which may be material. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill response and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts.

Occidental’s indebtedness may make it more vulnerable to economic downturns and adverse developments in its business. Further downgrades in Occidental’s credit ratings or future increases in interest rates may negatively impact Occidental’s cost of, and ability to access the capital markets.

Occidental’s level of indebtedness could increase Occidental’s vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its business and/or limit Occidental’s flexibility in planning for or reacting to changes in its business and the industries in which it operates. From time to time, Occidental has relied on access to the capital markets for funding, including in connection with the Acquisition. There can be no assurance that additional debt or equity financing will be available to Occidental in the future on acceptable terms, or at all. Occidental’s ability to obtain additional financing or refinancing will be subject to a number of factors, including general economic and market conditions, Occidental’s performance, investor sentiment and its ability to meet existing debt compliance requirements. If Occidental is unable to generate sufficient funds from its operations to satisfy its capital requirements, including its existing debt obligations, or to raise additional capital on acceptable terms, Occidental’s business could be adversely affected. As of December 31, 2020, Occidental’s long-term debt was rated BB by Fitch Ratings, Ba2 by Moody’s Investors Service and BB- by Standard and Poor’s. Any additional downgrade in the credit rating of Occidental could negatively impact its cost of, and ability to access, capital and to effectively execute aspects of its strategy and may require Occidental to provide cash collateral, letters of credit or other forms of security under certain contractual agreements, which would increase Occidental’s operating costs and reduce liquidity. As a result, further downgrades in Occidental’s credit ratings could have a material adverse impact on Occidental’s financial condition, operating results or liquidity.

OXY 2020 FORM 10-K	13

RISK FACTORS

Further, a portion of Occidental’s indebtedness bears interest at variable interest rates, some of which is tied to the London Interbank Offered Rate (LIBOR). In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after the end of 2021. In early December 2020, the administrator for LIBOR proposed, subject to market consultation, to end the publication of one week and two month USD LIBOR after December 2021 and remaining USD LIBOR tenors in mid-2023. At the same time, major U.S. bank regulators called upon banks to cease entering into new contracts that use USD LIBOR as a reference rate by the end of 2021 at the latest. The Alternative Reference Rates Committee, a group of market participants convened under the auspices of the U.S. Federal Reserve Board and other U.S. regulators, has recommended the Secured Overnight Financing Rate (SOFR), calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR.
However, at this time, it is not known whether or when SOFR or other proposed alternative reference rates will attain market traction as replacements for LIBOR, and the proposal to cease publication of major USD LIBOR tenors by mid-2023 is not yet final. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. These reforms and other pressures will likely cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but may include an increase in the cost of Occidental’s variable rate indebtedness, including floating rate notes and interest rate swaps, which may have an adverse effect on Occidental’s financial condition, operating results or cash flows.

Anadarko’s Tronox settlement may not be deductible for income tax purposes; Occidental may be required to repay the tax refund Anadarko received in 2016 related to the deduction of the Tronox settlement payment, which may have a material adverse effect on Occidental’s results of operations, liquidity and financial condition.

In April 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) entered into a settlement agreement for $5.2 billion, resolving all claims that were or could have been asserted in connection with the May 2009 lawsuit filed by Tronox against Anadarko and Kerr-McGee in the U.S. Bankruptcy Court for the Southern District of New York. After the settlement became effective in January 2015, Anadarko paid $5.2 billion and deducted this payment on its 2015 federal income tax return. Due to the deduction, Anadarko had a net operating loss carryback for 2015, which resulted in a tentative tax refund of $881 million in 2016.
The IRS has audited Anadarko’s tax position regarding the deductibility of the payment and in September 2018 issued a statutory notice of deficiency rejecting Anadarko’s refund claim. Anadarko disagreed and filed a petition with the U.S. Tax Court to dispute the disallowance in November 2018. The case was in the IRS appeals process until the second quarter of 2020; however, it has since been returned to the U.S. Tax Court where Occidental expects to continue pursuing resolution. In accordance with Accounting Standards Codification (ASC) Topic 740’s guidance on the accounting for uncertain tax positions, as of December 31, 2020, Occidental has recorded no tax benefit on the tentative cash tax refund. If the payment is ultimately determined not to be deductible, Occidental would be required to repay the tentative refund received plus interest totaling approximately $1.2 billion as of December 31, 2020, which could have a material adverse effect on our liquidity and consolidated balance sheets. Occidental’s consolidated financial statements include an uncertain tax position for the tentative cash tax refund ($898 million in federal taxes and $27 million in state taxes) plus accrued interest of approximately $255 million. This amount is not covered by insurance. For additional information on income taxes, see Note 11 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Occidental may not be able to complete its planned divestitures of certain assets on favorable terms or at all.

Since the Acquisition, Occidental has realized $8.2 billion of after-tax net proceeds from significant asset divestitures. The completion of any future divestitures will be subject to customary closing conditions, and certain of the divestitures may be conditioned on the receipt of required government and regulatory approvals. Occidental may not be able to complete its planned divestitures on favorable terms, in a timely manner or at all. Any difficulties with respect to the completion of the planned divestitures could have a material adverse effect on Occidental’s business, financial condition, results of operations, cash flows and/or stock price. See Note 4 - Divestitures and Other Transactions in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for information about the Total transaction.

Occidental’s future results could be adversely affected if it is unable to execute new business strategies effectively.

Occidental’s results of operations depend on the extent to which it can execute new business strategies effectively. Occidental’s strategies, which include reaching net-zero emissions with its operations before 2040, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond its control. Additionally, Occidental may be forced to develop or implement new technologies at substantial costs to achieve its strategies. These uncertainties and costs could cause Occidental to not be able to fully implement or realize the anticipated results and benefits of its business strategies.

14	OXY 2020 FORM 10-K

RISK FACTORS

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 3.    LEGAL PROCEEDINGS

For information regarding legal proceedings, see the information under Lawsuits, Claims, Commitments and Contingencies in the Management’s Discussion and Analysis section of this Form 10-K and in Note 11 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Each executive officer holds his or her office from the date of election by the Board of Directors until the first board meeting held after the next Annual Meeting of Stockholders or until his or her removal or departure or a successor is duly elected, if earlier.
The following table sets forth the executive officers of Occidental as of February 26, 2021:

Name Current Title	Age at February 26, 2021	Positions with Occidental and Employment History
Marcia E. Backus Senior Vice President, General Counsel and Chief Compliance Officer	66	Senior Vice President, General Counsel and Chief Compliance Officer since December 2016; Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, 2015-2016; Vice President, General Counsel and Corporate Secretary, 2014-2015; Vice President and General Counsel, 2013-2014; Vinson & Elkins: Partner, 1990-2013.
Peter J. Bennett Vice President	53
Vice President since 2016 and President, Commercial Development U.S. Onshore Resources and Carbon Management since October 2020; President and General Manager of Permian Resources and the Rockies, 2020; Senior Vice President, Permian Resources, 2018-2020; President and General Manager - Permian Resources New Mexico, 2017-2018; Chief Transformation Officer, 2016-2017; Vice President Operations Planning & Portfolio Management, 2016; Vice President Operations Portfolio & Integrated Planning, 2015-2016; Vice President Operations Planning & Optimization, 2014-2015.

Christopher O. Champion Vice President, Chief Accounting Officer and Controller	51	Vice President, Chief Accounting Officer and Controller since August 2019; Anadarko Petroleum Corporation: Senior Vice President, Chief Accounting Officer and Controller, 2017-2019; Vice President, Chief Accounting Officer and Controller 2015-2017; KPMG LLP: Audit Partner, 2003-2015.
Kenneth Dillon Senior Vice President	61	Senior Vice President since December 2016; President - International Oil and Gas Operations since June 2016; Senior Vice President - Operations and Major Projects, 2014-2016; Senior Vice President - Major Projects, 2012-2014.
Vicki Hollub President and Chief Executive Officer	61	President, Chief Executive Officer and Director since April 2016; President, Chief Operating Officer and Director, 2015-2016; Senior Executive Vice President and President, Oxy Oil and Gas, 2015; Executive Vice President and President Oxy Oil and Gas - Americas, 2014-2015; Vice President and Executive Vice President, U.S. Operations, Oxy Oil and Gas, 2013-2014.
Richard A. Jackson Senior Vice President	45
Senior Vice President since November 2020; President Operations U.S. Onshore Resources and Carbon Management since October 2020; President and General Manager, EOR and Oxy Low Carbon Ventures, LLC, 2020; President Low Carbon Venture, 2019-2020; Senior Vice President, Operation Support, 2018-2019; Vice President, Investor Relations, 2017-2018; President and General Manager Permian Resources Delaware Basin, 2014-2017; Vice President of Drilling Americas, 2011-2014.

Robert L. Peterson Senior Vice President and Chief Financial Officer	50
Senior Vice President and Chief Financial Officer since April 2020; Senior Vice President, Permian EOR, 2019-2020; Vice President Permian Strategy, 2018-2019; Director Permian Business Area, 2017-2018; President OxyChem, 2014-2017.

OXY 2020 FORM 10-K	15

OTHER INFORMATION

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDEND POLICY

Occidental’s common stock is listed and traded on the New York Stock Exchange under the ticker symbol “OXY.” The common stock was held by approximately 28,200 stockholders of record at January 31, 2021, which does not include beneficial owners for whom Cede and Co. or others act as nominees.
Occidental’s current annualized dividend rate is $0.04 per share. The declaration of future dividends is a business decision made by the Board of Directors from time to time and will depend on Occidental’s financial condition and other factors deemed relevant by the Board.

SHARE REPURCHASE ACTIVITIES

Occidental’s share repurchase activities for the year ended December 31, 2020, were as follows:

Period	Total Number of Shares Purchased	(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
First Quarter 2020	—		$—	—
Second Quarter 2020	157,808		$24.40	—
Third Quarter 2020	—		$—	—
October 1 - 31, 2020	—		$—	—
November 1 - 30, 2020	164,077		$12.70	—
December 1 - 31, 2020	313,698		$17.65	—
Fourth Quarter 2020	477,775		$15.95	—
Total 2020	635,583		$18.05	—	44,206,787	(b)
(a)All 2020 purchases were from the trustee of Occidental’s defined contribution savings plan.
(b)Represents the total number of shares remaining at year end under Occidental’s share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

16	OXY 2020 FORM 10-K

OTHER INFORMATION

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500), which includes Occidental with that of Occidental’s peer group over the five-year period ended December 31, 2020. The graph assumes that $100 was invested at the beginning of the five-year period shown in the graph below in: (i) Occidental common stock, (ii) the stock of the companies in the S&P 500 and (iii) each of the peer group companies’ common stock weighted by their relative market capitalization within the peer group and that all dividends were reinvested. The cumulative total return of the peer group companies’ common stock includes the cumulative total return of Occidental’s common stock.
Occidental’s peer group consists of BP p.l.c., Chevron Corporation, ConocoPhillips, EOG Resources, Inc., ExxonMobil Corporation, Royal Dutch Shell plc, Total S.A. and Occidental.

$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
S&P 500
Peer Group
Occidental

Fiscal Year Ended December 31,	2015	2016	2017	2018	2019	2020
Occidental	$100	$110	$119	$104	$75	$35
Peer Group	$100	$125	$139	$127	$136	$90
S&P 500	$100	$112	$136	$130	$171	$203

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

OXY 2020 FORM 10-K	17

OTHER INFORMATION

ITEM 6.    SELECTED FINANCIAL DATA

millions, except per-share amounts	2020	2019 (a)	2018	2017	2016
RESULTS OF OPERATIONS (b)
Net sales	$17,809	$20,911	$17,824	$12,508	$10,090
Income (loss) from continuing operations	$(13,533)	$(507)	$4,131	$1,311	$(1,002)
Net income (loss) attributable to common stockholders	$(15,675)	$(985)	$4,131	$1,311	$(574)
Net income (loss) from continuing operations attributable to common stockholders - basic per common share	$(15.65)	$(1.20)	$5.40	$1.71	$(1.31)
Net income (loss) attributable to common stockholders - basic per common share	$(17.06)	$(1.22)	$5.40	$1.71	$(0.75)
Net income (loss) attributable to common stockholders - diluted per common share	$(17.06)	$(1.22)	$5.39	$1.70	$(0.75)

FINANCIAL POSITION (b)
Total assets	$80,064	$107,190	$42,159	$42,026	$43,109
Long-term debt, net	$35,745	$38,537	$10,201	$9,328	$9,819
Stockholders’ equity	$18,573	$34,232	$21,330	$20,572	$21,497

MARKET CAPITALIZATION (c)	$16,124	$36,846	$45,998	$56,357	$54,437

CASH FLOW FROM CONTINUING OPERATIONS
Operating:
Cash flow from continuing operations	$3,842	$7,336	$7,669	$4,861	$2,520
Investing:
Capital expenditures	$(2,535)	$(6,367)	$(4,975)	$(3,599)	$(2,717)
Payments for purchases of assets and businesses	$(114)	$(28,088)	$(928)	$(1,064)	$(2,044)
Sales of assets, net	$2,281	$6,143	$2,824	$1,403	$302
Cash provided (used) by all other investing activities, net	$(410)	$(540)	$(127)	$181	$(284)
Financing:
Cash dividends paid	$(1,845)	$(2,624)	$(2,374)	$(2,346)	$(2,309)
Purchases of treasury stock	$(12)	$(237)	$(1,248)	$(25)	$(22)
Proceeds from long-term debt, net - Occidental	$6,936	$21,557	$978	$—	$4,203
Payment of long-term debt, net - Occidental	$(8,916)	$(6,959)	$(500)	$—	$(2,710)
Proceeds from issuance of common and preferred stock	$134	$10,028	$33	$28	$36
Cash provided (used) by all other financing activities, net	$(805)	$431	$9	$—	$—

DIVIDENDS PER COMMON SHARE	$0.82	$3.14	$3.10	$3.06	$3.02

WEIGHTED-AVERAGE BASIC SHARES OUTSTANDING	919	810	762	765	764
(a)Summary financial information included the impact of the Acquisition, see Note 3 - The Acquisition in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K. Summary results of operations from the date of the Acquisition to December 31, 2019 included the results of WES, a previously consolidated subsidiary. See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
(b)See the MD&A section of this report and the Notes to Consolidated Financial Statements for information regarding acquisitions and dispositions, discontinued operations and other charges affecting comparability.
(c)Market capitalization is calculated by multiplying the year-end total shares of common stock issued, less shares held as treasury stock, by the year-end closing stock price.

18	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8 and the information set forth in Risk Factors under Part 1, Item 1A.

OXY 2020 FORM 10-K	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

CURRENT BUSINESS OUTLOOK AND STRATEGY

GENERAL
Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads and the prices it receives for its chemical products. The worldwide economy has been severely impacted by the ongoing effects of the COVID-19 pandemic, which began during the first quarter of 2020. In the first quarter, travel restrictions and stay-at-home orders were implemented for much of the world to limit the spread of COVID-19. Though certain restrictions have been lifted, some areas have recently reinstated stay at home orders and oil and gas demand remains below pre-pandemic levels. On April 12, 2020, certain members of the OPEC and 10 non-OPEC partner countries (OPEC+) agreed to production cuts intended to mitigate the oil supply and demand imbalance to stabilize prices. On January 5, 2021, OPEC+ agreed to extend the cuts through March 2021. These production cuts coupled with declining U.S. production helped mitigate the supply and demand imbalance. While the spot WTI oil price has recovered to above $60.00/Bbl as of the date of this filing, the average daily WTI oil price fell from $57.03/Bbl in 2019 to $39.40/Bbl in 2020 or 31 percent. We expect that the oil supply and demand balance and consequently oil prices in the near-term will continue to be influenced by the duration and severity of the COVID-19 pandemic; the effectiveness and pace of the distribution of the recently approved vaccines; and OPEC+ and U.S. production levels.

LIQUIDITY
In response to the dramatic drop in oil prices and the current macroeconomic environment, Occidental has taken significant measures to increase its near and mid-term liquidity and address near-term debt maturities. Specifically, during 2020 Occidental:

■Reduced its 2020 capital budget to $2.6 billion from a range of $5.2 billion to $5.4 billion, a midpoint reduction of approximately 50%;
■Made significant cuts to its 2020 operating and corporate costs. On an annualized basis, Occidental has realized $1.5 billion of overhead savings and over $900 million in operating cost savings, of which a majority is expected to remain permanent in future years;
■Reduced the quarterly common stock dividend to $0.01 per share from $0.79 per share, effective July 2020, which on an annualized basis, will reduce its common stock dividend outlay by approximately $2.9 billion;
■Elected to pay the preferred stock dividend paid in the second and third quarters of 2020 in the form of shares of common stock, in lieu of cash, preserving $400 million of liquidity. Occidental elected to pay the dividend paid in the fourth quarter in cash. The Board of Directors will continue to assess market conditions and Occidental's financial condition on a quarterly basis to determine whether the preferred stock dividend will be paid in shares of stock, in cash or a combination of shares of common stock and cash;
■Entered into a new receivable securitization facility that provides additional liquidity of up to $400 million;
■Issued $7.0 billion in senior unsecured notes (the Senior Notes Offerings) during 2020 to extend certain debt maturities in 2021-2023 to 2025-2031;
■Since the Acquisition, completed significant asset divestitures for net proceeds of approximately $8.2 billion;
■Used the net proceeds from asset sales, cash on hand and Senior Notes Offerings to retire or tender $6.0 billion of 2021, $2.7 billion of 2022 and $264 million of 2023 maturities; and
■Exchanged approximately 27.9 million WES common units to retire a $260 million note payable to WES due 2038.

In 2019, Occidental entered into three-way oil collar and call derivative instruments to reduce its exposure to commodity price risk and increase the predictability of near-term cash flows. The majority of the collars settled in 2020 with the receipt of cash of $960 million. The remaining $52 million settled in 2021. See Note 9 - Derivatives in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Occidental believes the actions outlined above enhance its liquidity position to fund its operations. Occidental will continue to evaluate the economic environment, as well as the commodity price environment, and may make further adjustments to its future levels of expenditures and operating and corporate costs. However, the ultimate impact of the COVID-19 pandemic on Occidental's results of operations, cash flows and financial position are unknown, and those impacts could be material. Additionally, actions taken in response to the current macro-environment may result in the long-term reduction of its capital expenditure and production profile.

DEBT AND INTEREST RATE SWAPS
With the completion of the liquidity measures above, as of the date of this filing, Occidental has debt maturities of approximately $371 million in 2021, $2.1 billion in 2022 and $0.9 billion in 2023.
Occidental’s $2.3 billion Zero Coupon senior notes due 2036 (Zero Coupons) can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. An immaterial amount was put

20	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

to Occidental in 2020. The Zero Coupons can next be put to Occidental in October 2021, which, if put in whole, would require a payment of approximately $1.0 billion at such date. Occidental currently has the intent and ability to meet this obligation, including, if necessary, using amounts available under the revolving credit facility (RCF) should the put right be exercised.
Interest rate swaps with a notional value of $750 million and fair value of $894 million, as of December 31, 2020, have mandatory termination dates in September 2021. Interest rate swaps with a notional value of $725 million and fair value of $876 million, as of December 31, 2020, have mandatory termination dates in September 2022 and 2023. The interest rate swaps fair value, and cash required to settle them on their termination dates, will continue to fluctuate with changes in interest rates through the mandatory termination dates.
As of December 31, 2020, Occidental had approximately $2.0 billion of cash and cash equivalents on hand. As of the date of this filing, $5.0 billion of borrowing capacity under its existing RCF, which matures in 2023. Occidental continues to pursue divestitures of certain assets and intends to use the net proceeds from asset sales and excess free cash flow to repay its nearer-term debt maturities, but the expected timing and final proceeds from such asset sales are uncertain. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing. However, given the inherent uncertainty associated with the duration and severity of the COVID-19 pandemic and its resulting impact on oil demand, Occidental may need to raise capital to fund its operations and refinance debt maturities.

DEBT RATINGS
In connection with the Senior Notes Offerings, Occidental's long-term debt credit ratings were reviewed by the three major rating agencies. As of December 31, 2020, Occidental’s long-term debt was rated BB by Fitch Ratings, Ba2 by Moody’s Investors Service and BB- by Standard and Poor’s. Any additional downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.
As of the date of this filing, Occidental has provided required financial assurances through a combination of cash, letters of credit and surety bonds and has not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of this Form 10-K.

IMPACT OF COVID-19 PANDEMIC TO GLOBAL OPERATIONS
Occidental is focused on protecting the health and safety of its employees and contractors during the COVID-19 pandemic. Occidental has implemented workplace restrictions in our offices and work sites for health and safety reasons. Occidental has not incurred material costs as a result of new protocols and procedures. Occidental continues to monitor national, state and local government directives where Occidental has operations and/or offices. While Occidental has not incurred any significant disruptions to its day-to-day operations as a result of any workplace restrictions related to the COVID-19 pandemic to date, the extent to which the COVID-19 pandemic adversely affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain.

RECENT GOVERNMENTAL RULE MAKING AND EXECUTIVE ORDERS
In January 2021, the COGCC adopted new regulations that impose siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Pursuant to the regulations, well pads cannot be located within 500 feet of an occupied structure without the consent of the property owner. As part of the permitting process, the COGCC will consider a series of siting requirements for all drilling locations located between 500 feet and 2,000 feet of an occupied structure. Alternatively, the operator may seek a waiver from each owner and tenant within the designated distance. While Occidental is currently evaluating the impact of these regulations on its business, at this time, Occidental does not anticipate significant near-term changes to our development program in the DJ Basin based on these regulations. However, as a result certain of Occidental’s PUD reserves have been derecognized as they no longer meet the regulatory certainty criteria to be considered proved reserves. Occidental’s ability to reestablish previously derecognized PUD reserves, as well as establishing new PUD locations will depend upon Occidental establishing a history of obtaining drilling permits under the new regulations and thus meeting the SEC’s “reasonably certain” threshold for adding PUD reserves. Occidental currently believes it will be able to successfully navigate the new setback guidelines.
An executive order was issued in January 2021, Tackling the Climate Crisis at Home and Abroad, that mandated an indefinite pause on new oil and gas leasing on federal lands, onshore and offshore, while a comprehensive review of oil and gas permitting and leasing is conducted by the U.S. Department of the Interior. In conducting this review, the Secretary of the Interior shall consider whether to adjust royalties associated with oil and gas resources extracted from public lands and offshore waters to account for corresponding climate costs.
In addition, effective January 20, 2021, the Department of the Interior issued an order temporarily elevating the decision-making approval previously delegated to the Department of the Interior’s agencies and bureaus, including the BOEM and the BLM, to issue any onshore and offshore fossil fuel authorization for, including but not limited to a lease,

OXY 2020 FORM 10-K	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

amendment to a lease, affirmative extension of a lease, contract or other agreement or permit to drill to the leadership of the Department of the Interior.
Neither of these orders impact existing operations or permits for ongoing operations under valid leases and does not preclude the issuances of leases, permits and other authorizations. Both of these orders align with the new governmental administration’s commitment to addressing climate change, specifically both orders allow for the Department of the Interior to consider potential climate and other impacts associated with oil and gas activities on public lands or in offshore waters.
Approximately 9% of Occidental’s onshore net acres are on federal lands while all of its Gulf of Mexico leases are in federal waters.
Occidental is continuing to evaluate the overall impact of these new regulatory issuances on its oil and gas operations on federal leases and will reallocate capital to non-federal leases to the extent there are delays in obtaining permits and other authorizations that would alter the timing of development and exploration programs on federal leases.

STRATEGY
Occidental is focused on delivering a unique shareholder value proposition with its combined integrated asset portfolio, continual enhancements to its organizational capability and commitment to implement innovative carbon management and storage solutions for the reduction of greenhouse gas emissions. Occidental conducts its operations with a focus on sustainability, health, safety and environmental and social responsibility. Capital is employed to operate all assets in a safe and environmentally sound manner. Occidental aims to maximize shareholder returns through a combination of:

■Maximizing capital efficiency to sustain fourth quarter 2020 production levels in order to maximize free cash flow;
■Prioritizing projects to decrease its carbon footprint and create a business model to help other companies lower theirs;
■Reducing financial leverage; and
■Maintaining a robust liquidity position.

KEY PERFORMANCE INDICATORS
Occidental seeks to meet its strategic goals by continually measuring its success against key performance indicators that drive total stockholder return. In addition to efficient capital allocation and deployment discussed below in “Oil and Gas Segment - Business Strategy”, Occidental believes the following are its most significant performance indicators:

SAFETY
■Injury Incidence Rate (IIR) and Days Away Restricted Transfer rate (DART) - Occidental’s combined employee and contractor IIR is determined by multiplying the total number of Occupational Safety and Health Administration (OSHA) recordable injuries and illnesses by 200,000 and dividing that result by the total number of hours worked by all employees and contractors. The DART rate is calculated in the same manner as IIR, but uses the number of incidents that resulted in days away from work, job transfer, or restricted job duties instead of the number of recordable injuries or illnesses.

OPERATIONAL
■Annual cost synergies - Post Acquisition, Occidental has focused on an annualized reduction in overhead and operating expense strategies from the historical amounts of Occidental and Anadarko, and exceeded its initial goal of at least $1.1 billion by realizing $2.3 billion in total synergies and additional cost savings on an annualized basis in 2020.
■Total spend per barrel - In 2021, Occidental will focus on controlling total costs from a per-barrel perspective. Total spend per barrel is the sum of capital spending, general and administrative expenses, other operating and non-operating expenses and oil and gas lease operating costs divided by global oil, NGL and natural gas sales volumes.

FINANCIAL
■Cash returns on capital employed (CROCE) - CROCE is calculated as (i) the cash flows from operating activities, before changes in working capital, plus distributions from WES, divided by (ii) the average of the opening and closing balances of total equity plus total debt.
■Reduce financial leverage.

SUSTAINABILITY AND ENVIRONMENTAL
■Advancing specific Carbon Capture, Use and Sequestration projects;
■Net-zero operational and energy use emissions before 2040, with an ambition to achieve before 2035;
■Net-zero total emissions inventory including product use with an ambition to achieve before 2050; and
■Total carbon impact through carbon removal and storage technology and development past 2050.

22	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

OIL AND GAS SEGMENT

BUSINESS STRATEGY
Occidental’s oil and gas segment focuses on long-term value creation and leadership in sustainability, health, safety and the environment. In each core operating area, Occidental’s operations benefit from scale, technical expertise, decades of high-margin inventory, environmental and safety leadership and commercial and governmental collaboration. These attributes allow Occidental to bring additional production quickly to market, extend the life of older fields at lower costs and provide low-cost returns-driven growth opportunities with advanced technology.
With the completion of the Acquisition, Occidental became one of the largest U.S. producers of liquids, which includes oil, condensate and NGL, allowing Occidental to maximize cash margins on a Boe basis. Since the Acquisition, Occidental has focused on its divestiture program to divest of non-core assets to pay down near-term debt maturities, however, the advantages that Occidental’s portfolio provides, coupled with unmatched subsurface characterization ability and the proven ability to execute, ensures that Occidental is positioned for full-cycle success in the years ahead. The oil and gas segment has realized synergies to deliver lower breakeven costs and generate excess free cash flow. Since the Acquisition, Occidental completed the sale of significant non-core assets for net proceeds of approximately $8.2 billion.
Despite the pandemic impacts on commodity prices and the overall economy as discussed above, Occidental’s assets are strategically positioned to provide a future portfolio of projects that are flexible and have short-cycle investment paybacks. Together with Occidental’s technical capabilities, the oil and gas segment strives to achieve low development and operating costs to maximize full-cycle value of the assets.
The oil and gas business implements Occidental’s strategy primarily by:

■Operating and developing areas where reserves are known to exist and optimizing capital intensity in core areas, primarily in the Permian Basin, DJ Basin, Gulf of Mexico, UAE, Oman and Algeria;
■Maintaining a disciplined and prudent approach to capital expenditures with a focus on high-return, short-cycle, cash-flow-generating opportunities and an emphasis on creating value and further enhancing Occidental’s existing positions;
■Focusing Occidental’s subsurface characterization and technical activities on unconventional opportunities, primarily in the Permian Basin;
■Using EOR techniques, such as CO2, water and steam floods in mature fields; and
■Focusing on cost-reduction efficiencies and innovative technologies to reduce carbon emissions.

In 2020, oil and gas capital expenditures were approximately $2.2 billion and primarily focused on Occidental’s assets in the Permian Basin, DJ Basin, Gulf of Mexico and Oman.

OIL AND GAS PRICE ENVIRONMENT
Oil and gas prices are the major variables that drive the industry’s financial performance. The following table presents the average daily West Texas Intermediate (WTI) and Brent prices for oil in dollars per barrel ($/Bbl) and New York Mercantile Exchange (NYMEX) natural gas prices for 2020 and 2019:

	2020	2019	% Change
WTI Oil ($/Bbl)	$39.40	$57.03	(31)%
Brent Oil ($/Bbl)	$43.21	$64.18	(33)%
NYMEX Natural Gas ($/Mcf)	$2.11	$2.67	(21)%

The following table presents Occidental’s average realized prices for continuing operations as a percentage of WTI, Brent and NYMEX for 2020 and 2019:

	2020	2019
Worldwide oil as a percentage of average WTI	95%	99%
Worldwide oil as a percentage of average Brent (a)	87%	88%
Worldwide NGL as a percentage of average WTI	32%	30%
Worldwide NGL as a percentage of average Brent (a)	29%	27%
Domestic natural gas as a percentage of NYMEX	56%	49%
(a)Prior period percentages have been adjusted to reflect the Algeria operations as continuing operations.

OXY 2020 FORM 10-K	23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Prices and differentials can vary significantly, even on a short-term basis, making it difficult to predict realized prices with a reliable degree of certainty.
As a result of the expected prolonged period of lower commodity prices brought on by the COVID-19 pandemic’s impact on oil demand, Occidental tested substantially all of its oil and gas assets for impairment during the second quarter of 2020. Occidental recognized pre-tax impairment charges of $6.4 billion related to continuing operations and $2.2 billion related to discontinued operations for the three months ended June 30, 2020. While oil prices have modestly improved since the second quarter of 2020, if there was a worsening of the macroeconomic conditions caused by the impacts of COVID-19 and if such worsened condition was expected to be prolonged, Occidental’s oil and gas properties may be subject to further testing for impairment, which could result in additional non-cash asset impairments, and such impairments could be material to our financial statements.

DOMESTIC INTERESTS
BUSINESS REVIEW
Occidental conducts its domestic operations through land leases, subsurface mineral rights it owns, or a combination of both. Occidental’s domestic oil and gas leases have a primary term ranging from one to 10 years, which is extended through the end of production once it commences. Occidental has leasehold and mineral interests in 9.5 million net acres, of which approximately 52% is leased, 24% is owned subsurface mineral rights and 24% is owned land with mineral rights.
The following chart shows Occidental’s domestic production volumes for the previous three years in thousand barrels of oil equivalent (Mboe) per day:

24	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

DOMESTIC ASSETS (a)

1. Powder River Basin 2. DJ Basin 3. Permian Basin 4. Gulf of Mexico
(a)Map represents geographic outlines of the respective basins.

The Permian Basin
The Permian Basin extends throughout West Texas and southeast New Mexico and is one of the largest and most active oil basins in the United States, accounting for more than 36% of total United States oil production in 2020.
Occidental manages its Permian Basin operations through two business units: Permian Resources, which includes unconventional opportunities, and Permian EOR, which utilizes EOR techniques such as CO2 floods and waterfloods. Occidental has a leading position in the Permian Basin, producing approximately 13% of total oil in the basin. By exploiting the natural synergies between Permian Resources and Permian EOR, Occidental is able to deliver unique short- and long-term advantages, efficiencies and expertise across its Permian Basin operations.
Permian Resources unconventional oil development projects provide very short-cycle investment payback, averaging less than two years, and generate some of the highest margin and returns of any oil and gas projects in the world. These investments contribute cash flow, while increasing long-term value and sustainability through higher return on capital employed. Occidental’s oil and gas operations in Permian Resources include approximately 1.6 million net acres. In 2020, new well design and flowback methods were implemented, which helped lower the overall well cost while improving recovery. Overall in 2020, Permian Resources produced approximately 435 Mboe/d from approximately 6,000 gross wells. Additionally in 2020, Permian Resources added 122 million barrels of oil equivalent (MMboe) to Occidental’s proved reserves for improved recovery additions.
The Permian Basin’s concentration of large conventional reservoirs, favorable CO2 flooding performance and the expansive CO2 transportation and processing infrastructure has resulted in decades of high-value enhanced oil production. With 34 active CO2 floods and over 40 years of experience, Occidental is the industry leader in Permian Basin CO2 flooding, which can increase ultimate oil recovery by 10% to 25%. Technology improvements, such as the recent trend toward vertical expansion of the CO2 flooded interval into residual oil zone targets, continue to yield more recovery from existing projects. Occidental’s share of production from Permian EOR was approximately 140 Mboe/d in 2020.
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
In 2020, Occidental spent approximately $1.1 billion of capital in the Permian Basin, of which over 87% was spent on Permian Resources assets. Also in 2020, Occidental divested of certain non-core, largely non-operated acreage in the Permian Basin. In 2021, Occidental expects to allocate approximately 38% of its worldwide capital budget to the Permian Basin.

OXY 2020 FORM 10-K	25

MANAGEMENT’S DISCUSSION AND ANALYSIS

DJ Basin
Occidental remains Colorado’s top oil and gas producer with interest in approximately 0.7 million net acres in Colorado. Production is derived from 2,500 operated vertical wells and 2,100 operated horizontal wells primarily focused in 460,000 net acres in the Niobrara and Codell formations. The DJ Basin provides competitive economics, low breakeven costs and free cash flow generation.
Occidental produced approximately 293 Mboe/d in the DJ Basin in 2020. Horizontal drilling results in the field continue to be strong, with improved operational efficiencies in drilling and completions. In 2020, Occidental drilled 65 operated horizontal wells and completed 117 operated horizontal wells.
Occidental is currently fully permitted for all planned 2021 completions activity and has received drilling permits for all planned drilling activity through the first half of 2021. New statewide regulations were adopted in the fourth quarter of 2020 and became effective in mid-January 2021. Occidental’s focus for 2021 is continuing to build operational inventory while implementing the new regulations and maintaining social licenses to operate. Occidental additionally continues to have development optionality by flexing resources between the DJ Basin and another emerging high rate-of-return program in the Powder River Basin.
As discussed above, in January 2021, the COGCC adopted new regulations that impose siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. While Occidental is currently evaluating the impact of these regulations on its business; at this time, Occidental does not anticipate significant near-term changes to our development program in the DJ Basin based on these regulations. However, if Occidental is unable to obtain new drilling permits to develop a significant portion of the company’s undeveloped acreage in the DJ Basin, the company’s DJ Basin assets may be subject to testing for impairment, and if deemed to be impaired, such impairment could be material to our financial statements.

Other Domestic
Occidental holds approximately 5.0 million net acres in other domestic locations, which is primarily comprised of the Powder River Basin, North DJ Basin and Wyoming. Occidental's share of production in other domestic locations was approximately 39 Mboe/d in 2020.

OFFSHORE DOMESTIC ASSETS
Gulf of Mexico
Occidental owns a working interest in 182 blocks in the Gulf of Mexico, operates 10 active floating platforms and holds interests in 17 active fields. The Gulf of Mexico produced approximately 130 Mboe/d during 2020. In 2021, Occidental will continue to take advantage of its extensive infrastructure across the Gulf of Mexico to execute its long-term plan for development and exploration. Occidental will operate one floating drillship and one platform rig together with two multi-service vessels to cost effectively develop known resources.
Occidental continues to work with the BSEE and the BOEM to address the additional regulatory requirements to ensure a minimal disruption of activities in the Gulf of Mexico.
The following table shows areas of continuing development in the Gulf of Mexico along with the corresponding working interest in those areas.

Working Interest
Horn Mountain	100%
Holstein	100%
Marlin	100%
Lucius	64%
K2 Complex	42%
Caesar Tonga	34%
Constellation	33%

INTERNATIONAL INTERESTS
BUSINESS REVIEW
Occidental conducts its ongoing international operations in two sub-regions: the Middle East and Africa. Its activities include oil, NGL and natural gas production through direct working-interests and production sharing contracts (PSC).

Production Sharing Contracts
Occidental’s interest in Oman and Qatar are subject to PSCs. Under such contracts, Occidental records a share of production and reserves to recover certain development and production costs and an additional share for profit. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on

26	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

Occidental’s economic interest as defined in the contracts. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher.
The following chart shows Occidental’s international production volumes for the previous three years:
Note: Operations sold, exited or held for sale include the Ghana assets (held for sale at December 31, 2020 and 2019), the Colombia onshore assets (sold in December 2020) and the Qatar Idd El Shargi Fields (exited in 2019).

MIDDLE EAST / NORTH AFRICA ASSETS

1.Algeria 2.Oman 3.Qatar 4.United Arab Emirates

Algeria
In April 2020, subsequent to communications with Algerian government officials, Occidental determined that the sale of the Algeria operations to Total would not be consummated and the decision was made to continue to operate within Algeria. As a result, Occidental reclassified 2019 results to reflect the Algeria operations as continuing operations. Operations in Algeria involve production and development activities in 18 fields within Blocks 404A and 208, which are located in the Berkine Basin in Algeria’s Sahara Desert and are governed by a Production Sharing Agreement (PSA) between Occidental, Sonatrach and other partners. Under this PSA, Occidental is responsible for 24.5% of the development and production costs. The El Merk Central Processing Facility (CPF) in Block 208 processed produced oil and NGL, while the Hassi Berkine

OXY 2020 FORM 10-K	27

MANAGEMENT’S DISCUSSION AND ANALYSIS

South and Ourhoud CPFs in Block 404A processed produced oil. In 2020, Occidental drilled two development wells and plans to continue drilling operations throughout 2021. Net production in Algeria was 44 Mboe/d in 2020.

Oman
In Oman, Occidental is the operator of Block 9 with a 50% working interest, Block 27 with a 65% working interest, Block 53 with a 47% working interest and Block 62 with a 100% working interest. Occidental additionally has exploration and production sharing agreements for Blocks 30, 51, 65 and 72. Occidental holds 6.0 million gross acres and has 10,000 potential well inventory locations. In 2020, Occidental’s share of production was 85 Mboe/d.
The Block 9 contract expires in 2030 and the Block 27 contract expires in 2035. Occidental’s share of production for Blocks 9 and 27 was 30 Mboe/d and six Mboe/d in 2020, respectively. The Block 53 (Mukhaizna Field) contract expires in 2035 and is a major world-class pattern steam flood project for EOR that utilizes some of the largest mechanical vapor compressors ever built. Since assuming operations in Mukhaizna in 2005, Occidental has drilled over 3,550 new wells and has increased gross production by over 15 fold. Occidental’s share of production for Block 53 was 30 Mboe/d in 2020. Subject to a declaration of commerciality, Occidental’s permit for Block 62 will expire in 2028. Occidental’s share of production for Block 62 was 19 Mboe/d in 2020.

Qatar
In Qatar, Occidental partners in the Dolphin Energy Project, an investment that is comprised of two separate economic interests. Occidental has a 24.5% interest in the upstream operations (Dolphin) to develop and produce NGL, natural gas and condensate from Qatar’s North Field through mid-2032. Occidental also has a 24.5% interest in Dolphin Energy Limited, which operates a pipeline and is discussed further in the Midstream and Marketing Segment section in this Form 10-K under Pipeline. Occidental’s net share of production from the Dolphin upstream operations was 44 Mboe/d in 2020.

United Arab Emirates
In 2011, Occidental acquired a 40% participating interest in the Shah gas field (Al Hosn Gas), joining with the Abu Dhabi National Oil Company (ADNOC) in a 30-year joint venture agreement. In 2020, Occidental’s share of production from Al Hosn Gas was 238 MMcf/d of natural gas and 38 Mboe/d of NGL and condensate. Al Hosn Gas includes gas processing facilities which are discussed further in the Midstream and Marketing Segment section in this Form 10-K under Gas Processing, Gathering and CO2.
In 2019 and 2020, Occidental acquired 9-year exploration concessions and, subject to a declaration of commerciality, 35-year production concessions adjacent to Al Hosn Gas for onshore Block 3 and Block 5, which cover an area of approximately 1.5 million acres and 1.0 million acres, respectively. Occidental conducts a majority of its Middle East business development activities through its office in Abu Dhabi, which also provides various support functions for Occidental’s Middle East oil and gas operations.

Ghana - Discontinued Operations
In May 2020, Occidental and Total mutually agreed to execute a waiver of the obligation to purchase and sell the Ghana assets, so that Occidental could begin marketing the sale of the Ghana assets to other third parties. Occidental is currently marketing the Ghana assets. The assets and liabilities for Ghana remain presented as held for sale in discontinued operations at December 31, 2020. Ghana operations include production and development activities located offshore in the West Cape Three Point Block and the Deepwater Tano Block. Occidental’s share of production in 2020 was 30 Mboe/d.

LATIN AMERICA ASSETS
Colombia
In December 2020, Occidental completed the sale of its Colombia onshore assets, specifically the operations and working interests in the Llanos Norte, Middle Magdalena and Putumayo Basins. Occidental has retained a presence with exploration blocks offshore Colombia.

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

28	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table shows the 2020, 2019 and 2018 calculated first-day-of-the-month average prices for both WTI and Brent oil prices, as well as the Henry Hub gas prices measured in million British thermal units (MMbtu):

	2020	2019	2018
WTI Oil ($/Bbl)	$39.57	$55.69	$65.56
Brent Oil ($/Bbl)	$43.41	$63.03	$72.20
Henry Hub Natural Gas ($/MMbtu)	$1.98	$2.58	$3.10
Mt. Belvieu NGL ($/Bbl) (a)	$18.74	N/A	N/A
(a)Mt. Belvieu pricing was added as an NGL benchmark beginning in 2020. Prior to 2020, WTI oil was used as a benchmark for NGL.

Occidental had proved reserves from continuing operations at year-end 2020 of 2,911 MMboe, compared to the year-end 2019 amount of 3,904 MMboe. Proved developed (PD) reserves represented approximately 78% and 77% of Occidental’s total proved reserves at year-end 2020 and 2019, respectively. The following table shows the breakout of Occidental’s proved reserves from continuing operations by commodity as a percentage of total proved reserves:

	2020	2019
Oil	51%	52%
Natural gas	29%	29%
NGL	20%	19%

Occidental does not have any reserves from non-traditional sources. For further information regarding Occidental’s proved reserves, see the Supplemental Oil and Gas Information section in Item 8 of this Form 10-K.

CHANGES IN PROVED RESERVES
Occidental’s total proved reserves from continuing operations decreased 993 MMboe in 2020, which was primarily driven by price and other revisions of 484 MMboe and asset divestitures of 241 MMboe. These decreases were partially offset by increases from Occidental’s development program of 212 MMboe. Changes in reserves were as follows:

MMboe	2020
Revisions of previous estimates	(484)
Improved recovery	190
Extensions and discoveries	22
Purchases	4
Sales	(241)
Production	(484)
Total	(993)

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
In 2020, Occidental’s revisions of previous estimates of proved reserves were negative 484 MMboe, of which approximately 342 MMboe were negative price revisions. The negative price revisions were primarily associated with the

OXY 2020 FORM 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Permian Basin (283 MMboe) and the DJ Basin (74 MMboe), which were partially offset by positive price revisions of 36 MMboe on international production sharing contracts.
An additional 197 MMboe of negative revisions were related to management changes in development plans due to lower average commodity prices compared to the prior year and the reallocation of capital to higher return projects. These changes were primarily associated with the Permian Basin (143 MMboe).
Further positive revisions of 57 MMboe, net, were associated with updates based on reservoir performance. The remaining revisions were associated with various other cost related revisions.

Improved Recovery
In 2020, Occidental added proved reserves of 190 MMboe related to improved recovery primarily due to additional development drilling, mainly in the Permian Basin which accounted for approximately two-thirds of the reserve additions. These properties comprise both unconventional projects and conventional projects, which are characterized by the deployment of EOR development methods, largely employing application of CO2 flood, waterflood or steam flood and unconventional projects. These types of conventional EOR development methods can be applied through existing wells, though additional drilling is frequently required to fully optimize the development configuration. Waterflooding is the technique of injecting water into the formation to displace the oil to the offsetting oil production wells. The use of either CO2 or steam flooding depends on the geology of the formation, the evaluation of engineering data, availability and cost of either CO2 or steam and other economic factors. Both techniques work similarly to lower viscosity causing the oil to move more easily to the producing wells. Many of Occidental’s projects, including unconventional projects, rely on improving permeability to increase flow in the wells. In addition, some improved recovery comes from drilling infill wells that allow recovery of reserves that would not be recoverable from existing wells. Further positive additions of 32 MMboe in the UAE, 13 MMboe in Oman, 9 MMboe in the DJ Basin and 9 MMboe in the Gulf of Mexico were similarly the result of development drilling.

Extensions and Discoveries
Occidental also added proved reserves from extensions and discoveries, which are dependent on successful exploration and exploitation programs. In 2020, extensions and discoveries added 22 MMboe primarily related to the recognition of proved reserves in the DJ Basin, Wyoming and Oman.

Purchases of Proved Reserves
In 2020, Occidental purchased proved reserves of 4 MMboe primarily consisting of proved reserves in the Permian Basin.

Sales of Proved Reserves
In 2020, Occidental sold 241 MMboe in proved reserves, primarily related to the divestitures of the Colombia onshore assets, the mineral acres and fee surface acres located in Wyoming, Colorado and Utah and the non-core, largely non-operated acreage in the Permian Basin.

Proved Undeveloped Reserves
Occidental had proved undeveloped reserves at year-end 2020 of 645 MMboe, compared to the year-end 2019 amount of 905 MMboe.
Changes in proved undeveloped reserves were as follows:

MMboe	2020
Revisions of previous estimates	(253)
Improved recovery	132
Extensions and discoveries	6
Purchases	3
Sales	(44)
Transfer to proved developed reserves	(104)
Total	(260)

Total improved recovery additions of 132 MMboe were primarily the result of additional development drilling in the Permian Basin (80 MMboe), international assets (41 MMboe) and the DJ Basin (7 MMboe). The 2020 additions to proved undeveloped reserves were offset by transfers to proved developed reserves and negative revisions of previous estimates. Transfers to proved developed reserves were a total of 104 MMboe. The transfers were primarily associated with the DJ Basin (53 MMboe) and the Permian Basin (48 MMboe). Revisions of previous estimates were a negative 253 MMboe. Approximately 123 MMboe of the negative revisions were related to management changes in development plans, primarily associated with the Permian Basin (111 MMboe). Additionally, the revisions include preliminary impacts related to the

30	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

January 2021 COGCC regulation in the DJ Basin. Further, 77 MMboe of negative revisions were associated with updates based on reservoir performance and 55 MMboe of negative revisions were associated with price revisions.
Proved undeveloped reserves are supported by a five-year detailed field-level development plan, which includes the timing, location and capital commitment of the wells to be drilled. Only proved undeveloped reserves which are reasonably certain to be drilled within five years of booking and are supported by a final investment decision to drill them are included in the development plan. A portion of the proved undeveloped reserves associated with international operations are expected to be developed beyond the five years and are tied to approved long-term development projects.
In 2020, Occidental incurred approximately $0.5 billion to convert proved undeveloped reserves to proved developed reserves. Given the impact of the COVID-19 pandemic on demand and cash flows, Occidental reduced its 2020 capital expenditures from $5.2 billion to $2.6 billion and; accordingly, converted a lower than expected amount of reserves from proved undeveloped reserves to proved developed reserves. In 2020 Occidental converted approximately 17% of its PUDs to proved developed, when adjusted for revisions and sales. As of December 31, 2020, Occidental had 645 MMboe of PUDs of which 49% were associated with domestic onshore, 8% with Gulf of Mexico and 43% with international assets.
Occidental’s most active development areas are located in the Permian Basin, which represented 36% of the proved undeveloped reserves as of December 31, 2020. Approximately 40% of Occidental’s 2021 capital program of $2.9 billion is allocated to the development program in the Permian Basin. Overall, Occidental plans to spend approximately $1.5 billion over the next five years to develop its proved undeveloped reserves in the Permian Basin.
At December 31, 2020, Occidental had 207 MMboe of pre-2016 proved undeveloped reserves that remained undeveloped. These proved undeveloped reserves relate to approved long-term development plans, 187 MMboe of which are associated with international development projects with physical limitations in existing gas processing capacity and 20 MMboe associated with certain Permian EOR projects. Occidental remains committed to these projects and continues to actively progress the development of these volumes. In addition to the above, Occidental has 89 MMboe of proved undeveloped reserves that are scheduled to be developed more than five years from their initial date of booking. These proved undeveloped reserves are primarily related to approved long-term development plans with physical limitations in existing gas processing capacity, 51 MMboe of which are associated with other Permian EOR projects and 31 MMboe associated with international development projects.

RESERVES EVALUATION AND REVIEW PROCESS
Occidental’s estimates of proved reserves and associated future net cash flows as of December 31, 2020, were made by Occidental’s technical personnel and are the responsibility of management. The estimation of proved reserves is based on the requirement of reasonable certainty of economic producibility and funding commitments by Occidental to develop the reserves. This process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of the proved reserves estimation process, all reserve volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices (the unweighted arithmetic average of the first-day-of-the-month price for each month within the year) and realized prices and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analysis, type curve analysis, material balance calculations that take into account the volumes of substances replacing the volumes produced and associated reservoir pressure changes, seismic analysis and computer simulation of the reservoir performance. These reliable field-tested technologies have demonstrated reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Operating and capital costs are forecast using the current cost environment applied to expectations of future operating and development activities.
Net proved developed reserves are those volumes that are expected to be recovered through existing wells with existing equipment and operating methods for which the incremental cost of any additional required investment is relatively minor.
Net proved undeveloped reserves are those volumes that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves are supported by a five-year, detailed, field-level development plan, which includes the timing, location and capital commitment of the wells to be drilled. The development plan is reviewed and approved annually by senior management and technical personnel. Annually, a detailed review is performed by Occidental’s Worldwide Reserves Group and its technical personnel on a lease-by-lease basis to assess whether proved undeveloped reserves are being converted on a timely basis within five years from the initial disclosure date. Any leases not showing timely transfers from proved undeveloped reserves to proved developed reserves are reviewed by senior management to determine if the remaining reserves will be developed in a timely manner and have sufficient capital committed in the development plan. Only proved undeveloped reserves that are reasonably certain to be drilled within five years of booking and are supported by a final investment decision to drill them are included in the development plan. A portion of the proved undeveloped reserves associated with international operations are expected to be developed beyond the five years and are tied to approved long-term development plans.
The current Senior Vice President, Reserves for Oxy Oil and Gas is responsible for overseeing the preparation of reserve estimates, in compliance with U.S. SEC rules and regulations, including the internal audit and review of Occidental’s oil and gas reserves data. He has over 40 years of experience in the upstream sector of the exploration and production business and has held various assignments in North America, Asia and Europe. He is a three-time past Chair of the Society of Petroleum Engineers Oil and Gas Reserves Committee. He is an American Association of Petroleum Geologists (AAPG) Certified Petroleum Geologist and currently serves on the AAPG Committee on Resource Evaluation. He is a member of the

OXY 2020 FORM 10-K	31

MANAGEMENT’S DISCUSSION AND ANALYSIS
Society of Petroleum Evaluation Engineers, the Colorado School of Mines Potential Gas Committee and the United Nations Economic Commission for Europe Expert Group on Resource Management. He has Bachelor of Science and Master of Science degrees in geology from Emory University in Atlanta.
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
In 2020, Ryder Scott conducted a process review of the methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2020, in accordance with SEC regulatory standards. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s 2020 year-end total proved reserves portfolio. In 2020, Ryder Scott reviewed approximately 30% of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 87% of Occidental’s existing proved oil and gas reserves.
Management retained Ryder Scott to provide objective third-party input on its methods and procedures and to gather industry information applicable to Occidental’s reserve estimation and reporting process. Ryder Scott has not been engaged to render an opinion as to the reasonableness of reserves quantities reported by Occidental. Occidental has filed Ryder Scott’s independent report as an exhibit to this Form 10-K.
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

CHEMICAL SEGMENT

BUSINESS STRATEGY
OxyChem seeks to be a low-cost producer in order to generate cash flow in excess of its normal capital expenditure requirements and achieve above-cost-of-capital returns. OxyChem concentrates on the chlorovinyls chain, beginning with the co-production of caustic soda and chlorine. Caustic soda and chlorine are marketed to external customers. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into PVC. OxyChem’s focus on chlorovinyls allows it to maximize the benefits of integration and take advantage of economies of scale. Capital is employed to sustain production capacity and to focus on projects and developments designed to improve the competitiveness of segment assets. Acquisitions and plant development opportunities may be pursued when they are expected to enhance the existing core chlor-alkali and PVC businesses or take advantage of other specific opportunities. In 2020, capital expenditures for OxyChem totaled $255 million.

BUSINESS ENVIRONMENT
In 2020, the United States economic contraction, estimated to be 3.5%, was significantly lower than the 2.2% growth experienced in 2019, which resulted in lower demand for caustic soda and PVC. Pricing for PVC rebounded in the second half of 2020 and finished higher than the 2019 average due to increased domestic demand and lower supply. Caustic soda prices were lower in 2020, partially offset by lower ethylene and energy costs.

BUSINESS REVIEW
BASIC CHEMICALS
The U.S. economic contraction due to the COVID-19 pandemic resulted in lower domestic demand as the industry chlor-alkali operating rates decreased by 8% compared to 2019. Liquid caustic soda prices were lower both domestically and globally in 2020 due to weaker demand in the pulp and paper and industrial market segments, which was partially offset by lower energy prices than in 2019. Stronger chlorine derivative demand in relation to caustic soda resulted in persistent downward pressure on caustic soda pricing.

VINYLS
Due to the impact of the COVID-19 pandemic and supply interruptions during a very active hurricane season, industry demand for PVC in 2020 decreased year-over-year by 4%, resulting in 6% lower operating rates. Domestic demand was up 5.4% while export demand was down 22% from 2019. Second half 2020 housing starts, construction and home improvement markets were the main contributors for the strong rebound in domestic demand. US domestic producers grappled with extended production outages resulting in lower PVC availability for export markets. Export volume

32	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

represented 28% of total North American production. Industry PVC margins increased in 2020 due to a strong price environment driven by higher than expected demand and limited supply.

INDUSTRY OUTLOOK
Industry performance will depend on the health of the global economy and the effectiveness of the vaccine rollouts. Continued recovery from 2020 should result in improvement in the housing, construction, automotive and durable goods markets. The housing and construction as well as automotive markets are expected to strengthen over the next year. Margins also depend on market supply and demand balances and feedstock and energy prices. Recovery in the petroleum industry should strengthen the demand and pricing of a number of Occidental’s products that are consumed by industry participants. U.S. commodity export markets will continue to be impacted by the relative strength of the U.S. dollar.

BASIC CHEMICALS
Demand for basic chemicals is expected to improve in 2021 over 2020 levels. Improvement in most market segments is expected with improvement in the overall economy. Demand for chlorine and derivatives will improve with continued growth in the housing, general construction and automotive markets. Demand for alkali products, particularly caustic soda, will improve with growth in the pulp and paper, industrial and alumina markets. Chlor-alkali operating rates should improve moderately with higher demand and continued competitive energy and raw material pricing as compared to global feedstock costs.

VINYLS
Domestic PVC demand is expected to improve in 2021 over 2020 levels. Growth in residential construction spending and expected new infrastructure projects is forecast to drive domestic growth in 2021. Although overall PVC demand is expected to remain strong in North America, operating rates are anticipated to remain relatively flat in 2021 as new PVC capacity is expected to enter the market in the second half of the year.

MIDSTREAM AND MARKETING SEGMENT

BUSINESS STRATEGY
The midstream and marketing segment strives to maximize realized value by optimizing the use of its gathering, processing, transportation, storage and terminal commitments and by providing access to domestic and international markets. To generate returns, the segment evaluates opportunities across the value chain and uses its assets to provide services to Occidental’s subsidiaries, as well as third parties. The midstream and marketing segment operates or contracts for services on gathering systems, gas plants, co-generation facilities and storage facilities and invests in entities that conduct similar activities. As of December 31, 2019, Occidental began accounting for its ownership investment in WES under the equity method of accounting. See Note 16 - Investments and Related-Party Transactions in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information.
The midstream and marketing segment has equity investments in WES and Dolphin Energy Limited. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties. Dolphin Energy Limited owns and operates a pipeline which connects its gas processing and compression plant in Qatar and its receiving facilities in UAE, and uses its network of Dolphin Energy Limited-owned and other existing leased pipelines to supply natural gas across the UAE and to Oman. Also included in the midstream and marketing segment is OLCV. OLCV seeks to leverage Occidental’s carbon management expertise that is derived from its EOR operations to develop carbon capture, utilization and storage facilities that are expected to source anthropogenic CO2 and promote innovative technologies that drive cost efficiencies and economically grow Occidental’s business while reducing emissions.
This segment also seeks to minimize the costs of gas and power used in Occidental’s various businesses. Capital is employed to sustain or expand assets to improve the competitiveness of Occidental’s businesses. In 2020, capital expenditures related to the midstream and marketing segment totaled $50 million.

BUSINESS ENVIRONMENT
Midstream and marketing segment earnings are affected by the performance of its various businesses, including its marketing, gathering and transportation, gas processing and power-generation assets. The marketing business aggregates, markets and stores Occidental and third-party volumes. Marketing performance is affected primarily by commodity price changes and margins in oil and gas transportation and storage programs. The marketing business results can experience significant volatility depending on commodity price changes and the Midland-to-Gulf-Coast oil spreads. The Midland-to-Gulf-Coast oil spreads have decreased from an average of $6.58 per barrel in 2019 to $1.43 per barrel for the year ended December 31, 2020 and averaging $0.59 per barrel in the fourth quarter of 2020. A $0.25 change in the Midland-to-Gulf- Coast oil spreads impacts total year operating cash flows by $65 million. In 2020, Permian to Gulf Coast transportation capacity increased as new third-party pipelines were completed. This along with reduction in Permian Basin production, reduced the Midland-to-Gulf-Coast oil spreads. Gas gathering, processing and transportation results are affected by fluctuations in commodity prices and the volumes that are processed and transported through the segment’s plants, as well

OXY 2020 FORM 10-K	33

MANAGEMENT’S DISCUSSION AND ANALYSIS

as the margins obtained on related services from investments in which Occidental has an equity interest. The 2020 declines in NGL prices and sulfur prices negatively impacted the gas processing business.

BUSINESS REVIEW
MARKETING
The marketing group markets substantially all of Occidental’s oil, NGL and natural gas production, as well as trades around its assets, including contracted transportation and storage capacity. Occidental’s third-party marketing activities focus on purchasing oil, NGL and gas for resale from parties whose oil and gas supply is located near its transportation and storage assets. These purchases allow Occidental to aggregate volumes to better utilize and optimize its assets. In 2020, compared to the prior year, marketing results were negatively impacted by the decline in the Midland-to-Gulf-Coast oil spreads.

PIPELINE
Occidental’s pipeline business mainly consists of its 24.5% ownership interest in Dolphin Energy Limited. Dolphin Energy Limited owns and operates a 230-mile-long, 48-inch-diameter natural gas pipeline (Dolphin Pipeline), which transports dry natural gas from Qatar to the UAE and Oman. The Dolphin Pipeline has capacity to transport up to 3.2 Bcf/d and currently transports approximately 2.2 Bcf/d and up to 2.5 Bcf/d in the summer months.

GAS PROCESSING, GATHERING AND CO2
Occidental processes its and third-party domestic wet gas to extract NGL and other gas byproducts, including CO2 and delivers dry gas to pipelines. Margins primarily result from the difference between inlet costs of wet gas and market prices for NGL.
As of December 31, 2020, Occidental has a 2% non-voting general partner interest and a 51.8% limited partner interest in WES and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of December 31, 2020, on a combined basis, Occidental's total effective economic interest in WES and its subsidiaries is 53.5%. Occidental intends to reduce its limited partner ownership interest in WES to below 50%. See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information regarding Occidental’s equity method investment in WES. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties.
Occidental’s 40% participating interest in Al Hosn Gas also includes sour gas processing facilities that are designed to process 1.3 Bcf/d of natural gas and separate it into salable gas, condensate, NGL and sulfur. In 2020, the facilities produced 11,300 tons per day of sulfur, of which approximately 4,500 tons per day was Occidental’s net share.
In 2020, compared to the prior year, gas processing, gathering and CO2 results decreased primarily due to lower NGL prices and sulfur prices, which negatively impacted the gas processing business.

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
Occidental has developed standards and protocols recognized by the EPA for monitoring, reporting and verifying the amount, safety and permanence of CO2 stored through secure geologic sequestration. The company holds the nation’s first two EPA-approved monitoring, reporting and verification plans for geologic sequestration through EOR production.

INDUSTRY OUTLOOK
Midstream and marketing segment results can experience volatility depending on the Midland-to-Gulf-Coast oil spreads and commodity price changes. To a lesser extent, declines in commodity prices, including NGL and sulfur prices, reduce the results for the gas processing business.

34	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

SEGMENT RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

SEGMENT RESULTS OF OPERATIONS
Segment earnings exclude income taxes, interest income, interest expense, environmental remediation expenses, unallocated corporate expenses and discontinued operations, but include gains and losses from divestitures of segment assets and income from the segments’ equity investments. Seasonality is not a primary driver of changes in Occidental’s consolidated quarterly earnings during the year.
The following table sets forth the sales and earnings of each operating segment and corporate items for the years ended December 31:

millions, except per share amounts	2020	2019	2018
NET SALES (a)
Oil and gas	$13,066	$13,941	$10,441
Chemical	3,733	4,102	4,657
Midstream and marketing	1,768	4,132	3,656
Eliminations	(758)	(1,264)	(930)
Total	$17,809	$20,911	$17,824
SEGMENT RESULTS AND EARNINGS
Domestic	$(8,758)	$838	$621
International	(742)	1,851	1,896
Exploration	(132)	(169)	(75)
Oil and gas	(9,632)	2,520	2,442
Chemical	664	799	1,159
Midstream and marketing	(4,175)	241	2,802
Total	$(13,143)	$3,560	$6,403
Unallocated corporate items
Interest expense, net	(1,424)	(1,002)	(356)
Income tax benefit (expense)	2,172	(861)	(1,477)
Other	(1,138)	(2,204)	(439)
Income (loss) from continuing operations	$(13,533)	$(507)	$4,131
Discontinued operations, net	(1,298)	(15)	—
Net income (loss)	(14,831)	(522)	4,131
Less: Net loss attributable to noncontrolling interests	—	(145)	—
Less: Preferred stock dividends	(844)	(318)	—
Net income (loss) attributable to common stockholders	$(15,675)	$(985)	$4,131
Net income (loss) attributable to common stockholders—basic	$(17.06)	$(1.22)	$5.40
Net income (loss) attributable to common stockholders—diluted	$(17.06)	$(1.22)	$5.39
(a)Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

OXY 2020 FORM 10-K	35

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEMS AFFECTING COMPARABILITY
OIL AND GAS SEGMENT
Results of Operations

millions	2020	2019	2018
Segment Sales	$13,066	$13,941	$10,441
Segment Results (a)
Domestic	$(8,758)	$838	$621
International	(742)	1,851	1,896
Exploration	(132)	(169)	(75)
Total	$(9,632)	$2,520	$2,442

Items affecting comparability
Asset impairments and related items - domestic (b)	$(5,904)	$(288)	$—
Asset impairments and related items - international (c)	$(1,195)	$(39)	$(416)
Asset sale gains (losses), net - domestic (d)	$(1,275)	$475	$—
Asset sale losses, net - international (e)	$(353)	$—	$—
Oil and natural gas collars mark-to-market gains (losses)	$1,064	$(107)	$—
Rig terminations and other - domestic	$(59)	$—	$—
Rig terminations and other - international	$(13)	$—	$—
(a)Results included significant items affecting comparability discussed in the footnotes below.
(b)The 2020 amount included pre-tax impairments of $4.5 billion primarily related to domestic onshore unproved acreage as well as $1.3 billion primarily related to other domestic onshore assets and the Gulf of Mexico. The 2019 amount included $285 million of impairment and related charges associated with domestic undeveloped leases that were set to expire in the near-term, where Occidental had no plans to pursue exploration activities.
(c)The 2020 amount included $1.2 billion of impairment and related charges associated with Occidental’s proved properties in Algeria and Oman. The 2019 amount related to Occidental’s mutually agreed early termination of certain Qatar concessions. The 2018 amount consisted of impairment and related charges associated with certain Qatar concessions.
(d)The 2020 amount included a $440 million loss on the sale of Occidental’s mineral and fee surface acres in Wyoming, Colorado and Utah and losses of $820 million related to the sale of non-core, largely non-operated acreage in the Permian Basin. The 2019 amount included gain on the sale of a portion of Occidental’s joint venture with ECOPETROL S.A. (Ecopetrol) and a loss on sale of real estate assets.
(e)The 2020 amount included a loss on the sale of Occidental’s Colombia assets of $353 million.

The following table sets forth the average realized prices for oil, NGL and natural gas from ongoing operations for each of the three years in the period ended December 31, 2020, and includes a year-over-year change calculation:

	2020	Year over Year Change	2019	Year over Year Change	2018
Average Realized Prices
Oil ($/Bbl)
United States	$36.39	(33)%	$54.31	(4)%	$56.30
Latin America	$38.80	(32)%	$57.26	(11)%	$64.32
Middle East/Africa	$41.52	(33)%	$62.03	(8)%	$67.69
Total worldwide	$37.41	(34)%	$56.32	(7)%	$60.64
NGL ($/Bbl)
United States	$11.98	(25)%	$16.03	(42)%	$27.64
Middle East/Africa	$16.22	(26)%	$21.85	(6)%	$23.20
Total worldwide	$12.58	(27)%	$17.20	(34)%	$26.25
Natural Gas ($/Mcf)
United States	$1.18	(10)%	$1.31	(18)%	$1.59
Latin America	$5.41	(23)%	$7.01	9%	$6.43
Total worldwide	$1.31	(10)%	$1.45	(10)%	$1.62

36	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

Domestic oil and gas results, excluding significant items affecting comparability, decreased in 2020 compared to 2019 primarily due to lower realized oil, NGL and natural gas prices, partially offset by higher crude oil, NGL and natural gas sales volumes mostly due to additional production from the Acquisition.
International oil and gas results, excluding significant items affecting comparability, decreased in 2020 compared to 2019 primarily due to a decrease in realized commodity prices as well as lower volumes as a result of exiting Qatar in 2019.

Production
The following table sets forth the production volumes of oil, NGL and natural gas per day from ongoing operations for each of the three years in the period ended December 31, 2020 and includes a year-over-year change calculation:

Production per Day, Ongoing Operations (Mboe/d)	2020	Year over Year Change	2019	Year over Year Change	2018
United States
Permian Resources	435	23%	355	66%	214
Permian EOR	140	(9)%	154	—%	154
DJ Basin	293	144%	120	N/A	—
Gulf of Mexico	130	124%	58	N/A	—
Other Domestic	39	44%	27	575%	4
Total	1,037	45%	714	92%	372
Latin America	32	(6)%	34	6%	32
Middle East / Africa
Algeria	44	83%	24	N/A	—
Al Hosn Gas	78	(5)%	82	12%	73
Dolphin	44	5%	42	5%	40
Oman	85	(4)%	89	3%	86
Total	251	6%	237	19%	199
Total Production from Ongoing Operations	1,320	34%	985	63%	603
Operations exited or exiting	30	(32)%	44	(20)%	55
Total Production (Mboe/d) (a)	1,350	31%	1,029	56%	658
(a)Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Boe equivalent does not necessarily result in price equivalency. Please refer to the Supplemental Oil and Gas Information (unaudited) section of this Form 10-K for additional information on oil and gas production and sales.

Average daily production volumes from ongoing operations increased in 2020 compared to 2019 primarily due to a full year of production associated with the assets acquired from the Acquisition.

Lease Operating Expense
The following table sets forth the average lease operating expense per Boe from ongoing operations for each of the three years in the period ended December 31, 2020:

	2020	2019	2018
Average lease operating expense per Boe	$6.38	$9.07	$11.52

Average lease operating expense per Boe decreased in 2020 compared to 2019 primarily due to operational efficiencies related to downhole maintenance and supports.

OXY 2020 FORM 10-K	37

MANAGEMENT’S DISCUSSION AND ANALYSIS

CHEMICAL SEGMENT

millions	2020	2019	2018
Segment Sales	$3,733	$4,102	$4,657
Segment Results	$664	$799	$1,159

Chemical segment results decreased in 2020 compared to 2019 due to lower realized caustic soda prices and overall lower sales volumes as a result of the COVID-19 pandemic, partially offset by lower natural gas costs and lower plant spending.

MIDSTREAM AND MARKETING SEGMENT

millions	2020	2019	2018
Segment Sales	$1,768	$4,132	$3,656
Segment Results (a)	$(4,175)	$241	$2,802

Items affecting comparability
Asset and equity investment sale gains (losses) (b)	$(46)	$114	$907
Asset impairments and other charges (c)	$(4,194)	$(1,002)	$—
Interest rate swaps mark-to-market, net (d)	$—	$30	$—
(a)Results included items affecting comparability listed below.
(b)The 2020 amount represented a loss on the exchange of WES common units to retire a $260 million note. The 2019 amount represented a $114 million gain on the sale of an equity investment in Plains All American Pipeline, L.P. and Plains GP Holdings, L.P. (together, Plains). The 2018 amount represented a gain on sale of non-core domestic midstream assets.
(c)The 2020 amount included a $2.7 billion other-than-temporary impairment of the equity investment in WES and $1.4 billion of impairments related to the write-off of goodwill and a loss from an equity investment related to WES’ write-off of its goodwill. The 2019 amount included a $1 billion charge as a result of recording Occidental’s investment in WES at fair value as of December 31, 2019 upon the loss of control.
(d)The 2019 amount represented a $30 million mark-to-market gain on an interest rate swap for WES.

Midstream and marketing segment results, excluding items affecting comparability, decreased in 2020 compared to 2019, primarily due to lower marketing margins from the tightening of the average Midland-to-Gulf-Coast oil spreads by $5.15 per barrel, and to a lesser extent lower pipeline income following the sale of the Plains equity investment in the third quarter of 2019 and lower sulfur prices impacting Al Hosn Gas.

CORPORATE
Significant corporate items include the following:

millions	2020	2019	2018
Items Affecting Comparability
Anadarko Acquisition-related costs	$(339)	$(1,647)	$—
Bridge loan financing fees	$—	$(122)	$—
Acquisition-related pension and termination benefits	$114	$37	$—
Interest rate swaps mark-to-market, net	$(428)	$122	$—
Other charges and asset impairments	$—	$(22)	$—
Warrant gains mark-to-market	$5	$81	$—

INCOME TAXES

Total deferred tax assets, after valuation allowance, were $4.3 billion and $3.7 billion at December 31, 2020, and 2019, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The total deferred tax liabilities were $11.4 billion and $13.4 billion as of December 31, 2020, and 2019, respectively. The decrease in net deferred tax liability in 2020 over 2019 is primarily driven by domestic asset impairments for which Occidental does not receive an immediate tax benefit as well as an increase in net operating loss carryforwards.

38	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

WORLDWIDE EFFECTIVE TAX RATE
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

millions	2020	2019	2018
SEGMENT RESULTS
Oil and gas	$(9,632)	$2,520	$2,442
Chemical	664	799	1,159
Midstream and marketing	(4,175)	241	2,802
Unallocated corporate items	(2,562)	(3,206)	(795)
Income (loss) from continuing operations before taxes	(15,705)	354	5,608
Income tax benefit (expense)
Federal and state	2,607	34	(463)
Foreign	(435)	(895)	(1,014)
Total income tax benefit (expense)	2,172	(861)	(1,477)
Income (loss) from continuing operations	(13,533)	(507)	4,131
Worldwide effective tax rate	14%	243%	26%

In 2020, Occidental’s worldwide effective tax rate was 14%, which was largely a result of the impairment of the WES goodwill and certain international assets, for which Occidental receives no tax benefit and higher-taxed foreign operations which generally caused Occidental’s tax rate to vary significantly from the U.S. corporate tax rate. Occidental’s effective tax rate is impacted each year by the relative pre-tax income (loss) earned by its domestic and international operations.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE AND OTHER INCOME ITEMS

millions	2020	2019	2018
Net sales	$17,809	$20,911	$17,824
Interest, dividends and other income	$118	$217	$136
Gains (losses) on sale of assets, net	$(1,666)	$622	$974

Price and volume changes generally represent the majority of the change in the oil and gas and chemical segments sales. Midstream and marketing sales are mainly impacted by the lower marketing margins from the decrease in the Midland-to-Gulf-Coast oil spreads and, to a lesser extent, the change in NGL and sulfur prices for the gas processing business.
The decrease in net sales in 2020 compared to 2019 was primarily due to lower realized oil prices in the oil and gas segment despite higher volumes as a result of a full year of production from properties added in the Acquisition and net gains on the three-way oil collars. Midstream and marketing sales declined due to tightening of the Midland-to-Gulf-Coast oil spreads. Chemical sales declined primarily due to lower sales volumes across all products and lower realized caustic soda prices.
The 2020 losses on sales of assets, net, is primarily comprised of $820 million related to the sale of certain non-core, largely non-operated acreage in the Permian Basin, $440 million related to the sale of 4.5 million mineral acres and 1 million fee surface acres located in Wyoming, Colorado and Utah, $353 million related to the sale of the Colombia onshore assets and a loss of $46 million related to the WES note exchange.

OXY 2020 FORM 10-K	39

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXPENSE ITEMS

millions	2020	2019	2018
Oil and gas operating expense	$3,065	$3,282	$2,761
Transportation and gathering expense	$1,600	$635	$152
Chemical and midstream cost of sales	$2,408	$2,791	$2,833
Purchased commodities	$1,395	$1,679	$822
Selling, general and administrative	$864	$893	$585
Other operating and non-operating expense	$884	$1,421	$1,028
Depreciation, depletion and amortization	$8,097	$6,140	$3,977
Asset impairments and other charges	$11,083	$1,361	$561
Taxes other than on income	$622	$840	$439
Anadarko Acquisition-related costs	$339	$1,647	$—
Exploration expense	$132	$247	$110
Interest and debt expense, net	$1,424	$1,066	$389

OIL AND GAS OPERATING EXPENSE
Oil and gas operating expense decreased in 2020 from the prior year, primarily due to operational efficiencies that decreased downhole maintenance and workover and support costs and lower energy and purchased injectant costs.

TRANSPORTATION AND GATHERING EXPENSE
Transportation and gathering expense increased in 2020 from the prior year, primarily due to a full year of increased sales volumes related to the Acquisition as well as transportation costs to WES which was previously a consolidated entity in 2019.

CHEMICAL AND MIDSTREAM COST OF SALES
Chemical and midstream cost of sales decreased in 2020 from the prior year, primarily due to favorable raw material costs in the chemical segment and lower midstream operation costs due to the loss of control of WES in 2019.

PURCHASED COMMODITIES
Purchased commodities decreased in 2020 largely as a result of lower crude oil prices on third-party crude purchases related to the midstream and marketing segment.

OTHER OPERATING AND NON-OPERATING EXPENSE
Other operating and non-operating expense decreased in 2020 from the prior year, primarily due to the realization of overhead savings and a net gain related to the settlement, curtailment and special termination benefits on pension plans acquired in the Acquisition.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)
DD&A expense increased in 2020 from the prior year, primarily due to having a full year of production in 2020 associated with assets acquired through the Acquisition.

ASSET IMPAIRMENTS AND OTHER CHARGES
In 2020, asset impairments and other charges included pre-tax impairments of $4.5 billion primarily related to domestic onshore unproved acreage as well as $1.3 billion primarily related to other domestic onshore assets and the Gulf of Mexico. In addition there were $931 million of impairment and related charges associated with Occidental’s proved properties in Algeria to remeasure the Algeria oil and gas properties to their fair value. In addition, for the midstream and marketing segment, there were pre-tax impairment charges of $2.7 billion other-than-temporary impairment of the equity investment in WES and $1.2 billion of impairments related to the write-off of goodwill.

TAXES OTHER THAN ON INCOME
Taxes other than on income in 2020 decreased from the prior year, due to lower production taxes which are directly tied to prices on oil, NGL and natural gas volumes.

40	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

ACQUISITION RELATED EXPENSES
Acquisition related expenses in 2020 are associated with employee severance and related employee costs primarily related to one-time severance costs and the accelerated vesting of certain Anadarko share-based awards for former Anadarko employees based on the terms of the Acquisition and existing change of control provisions within the former Anadarko employment agreements.

INTEREST AND DEBT EXPENSE, NET
Interest and debt expense, net, increased in 2020 from the prior year due to an increase in debt issued to partially fund the Acquisition, as well as the debt assumed through the Acquisition.

OTHER ITEMS

Income/(expense) millions	2020	2019	2018
Gains (losses) on interest rate swaps and warrants	$(423)	$233	$—
Income from equity investments	$370	$373	$331
Income tax benefit (expense)	$2,172	$(861)	$(1,477)

GAINS (LOSSES) ON INTEREST RATE SWAPS AND WARRANTS
Gains (losses) on interest rate swaps and warrants are primarily due to a decline in the reference rate on the interest rate swaps throughout 2020, as fixed interest rates exceed the floating interest rates during the reference period.

INCOME TAX BENEFIT (EXPENSE)
Occidental realized an income tax benefit for the year ended December 31, 2020 as compared to an income tax expense for the year ended December 31, 2019, primarily due to lower pre-tax income, partially offset by the impairment of certain international assets as well as the equity method goodwill associated with the WES investment, for which Occidental received no tax benefit.

DISCONTINUED OPERATIONS, NET
Discontinued operations, net in 2020 is associated with the operations of Ghana for which Occidental continues to present as held for sale. The decrease in income in 2020 is primarily associated with an after-tax impairment of $1.4 billion in the second quarter of 2020 to reflect the held for sale assets at their fair value less costs to sell based on the income approach.

OXY 2020 FORM 10-K	41

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

CASH ON HAND
At December 31, 2020, Occidental had approximately $2.0 billion in cash and cash equivalents. A substantial majority of this cash is held and available for use in the United States.
Occidental’s $5 billion RCF, available cash, continued access to capital markets and positive operating cash flows will allow Occidental to meet its short- and long-term purchase obligations, near-term debt maturities and other liabilities.
At December 31, 2020, Occidental had $0.4 billion in current maturities of long-term debt through December 31, 2021 and an additional $2.1 billion in long-term obligations due in 2022. Other near-term obligations include interest rate swaps with mandatory termination dates in September 2021 with a notional value of $750 million and accounts payable incurred in the course of Occidental’s business activities.
Occidental continues to pursue divestitures of certain assets and intends to use the net proceeds from asset sales and free cash flow to repay its nearer-term debt maturities, but the expected timing and final proceeds from such asset sales are uncertain. Occidental currently expects its cash on hand to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing. However, given the inherent uncertainty associated with the duration and severity of the COVID-19 pandemic and its resulting impact on oil demand, Occidental may need to raise capital to fund its operations and refinance debt maturities.
At December 31, 2020, Occidental had $170 million in restricted cash and restricted cash equivalents, which was primarily associated with an international joint venture, a benefits trust for former Anadarko employees that was funded as part of the Acquisition and a judicially controlled account related to a Brazilian tax dispute. Restricted cash within the benefits trust will be made available to Occidental as benefits are paid to former Anadarko employees.

DEBT ACTIVITY
On March 23, 2020, Occidental amended the sole financial covenant in its RCF by revising the definition of "Total Capitalization" to exclude any non-cash write-downs, impairments and related charges occurring after September 30, 2019. The amendments provide Occidental with additional flexibility in the event of any such write-downs, impairments or other changes under the ratio of Total Debt to Total Capitalization covenant.
In July, August, and December, 2020, Occidental issued several series of notes with maturities from five to ten years. The proceeds from these issuances were used to tender and repay nearer-term notes and the Term Loan. Occidental used proceeds from the sale of mineral and surface acres located in Wyoming, Colorado and Utah, the Colombian asset sale and proceeds from other divestitures to repay debt. Occidental used the net proceeds from asset sales, cash on hand and Senior Notes Offerings to retire or tender $6.0 billion of 2021, $2.7 billion of 2022 and $264 million of 2023 maturities.
In August 2020, Occidental exchanged approximately 27.9 million WES common units to retire a $260 million note payable to WES.
See Note 7 - Long-Term Debt in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information related to Occidental’s debt issuance and repayments.
As of December 31, 2020, under the most restrictive covenants of its financing agreements, Occidental had substantial capacity for additional unsecured borrowings, the payment of cash dividends and other distributions on, or acquisitions of, Occidental stock.

CASH FLOW ANALYSIS
CASH PROVIDED BY OPERATING ACTIVITIES

millions	2020	2019	2018
Operating cash flow from continuing operations	$3,842	$7,336	$7,669
Operating cash flow from discontinued operations, net of taxes	113	39	—
Net cash provided by operating activities	$3,955	$7,375	$7,669

Cash provided by operating activities decreased $3.4 billion in 2020 compared to 2019, primarily due to lower oil prices as average WTI and Brent prices decreased by 31% and 33%, respectively. Operating cash flows also decreased due to the decrease in the average Midland-to-Gulf-Coast oil spreads, which decreased by $5.15 per barrel in 2020 compared to 2019. To a lesser extent, the reduction in realized NGL and natural gas prices also impacted the lower operating cash flows in 2020. These decreases were partially offset by higher oil and gas sale volumes as 2020 had a full year of production from assets associated with the Acquisition along with settlement of the three-way oil collars of $0.9 billion.

42	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

CASH USED BY INVESTING ACTIVITIES

millions	2020	2019	2018
Capital expenditures
Oil and gas	$(2,208)	$(5,512)	$(4,413)
Chemical	(255)	(267)	(271)
Midstream and marketing	(50)	(461)	(216)
Corporate	(22)	(127)	(75)
Total	$(2,535)	$(6,367)	$(4,975)
Changes in capital accrual	(519)	(249)	55
Purchase of businesses and assets, net	(114)	(28,088)	(928)
Proceeds from sale of assets and equity investments, net	2,281	6,143	2,824
Other investing activities, net	109	(291)	(182)
Investing cash flows from continuing operations	$(778)	$(28,852)	$(3,206)
Investing cash flows from discontinued operations	(41)	(175)	—
Net cash used by investing activities	$(819)	$(29,027)	$(3,206)

Cash flows used by investing activities decreased by $28.2 billion in 2020 compared to 2019 primarily due to the 2019 Acquisition. Additionally, Occidental reduced capital spending in 2020 in response to the COVID-19 pandemic. See Note 4 - Divestitures and Other Transactions in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for a listing of assets and equity investments sold in 2020, 2019 and 2018.

CASH PROVIDED (USED) BY FINANCING ACTIVITIES

millions	2020	2019	2018
Financing cash flows from continuing operations	$(4,508)	$22,196	$(3,102)
Financing cash flows from discontinued operations	$(8)	$(3)	$—
Net cash provided (used) by financing activities	$(4,516)	$22,193	$(3,102)

Cash provided by financing activities decreased by $26.7 billion compared to 2019 primarily due to the 2019 increase in debt used to fund the Acquisition. Additionally, common dividends paid in 2020 were lower than 2019 due to the Board of Directors’ decision to reduce the quarterly dividend rate effective as of July 2020 from $0.79 to $0.01 per share. See Note 7 - Long-Term Debt in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information related to Occidental’s debt issuance and repayments.

OFF-BALANCE SHEET ARRANGEMENTS

GUARANTEES
Occidental has guaranteed its portion of the debt of Dolphin Energy Limited, an equity method investment, and has entered into various other guarantees, including performance bonds, letters of credit, indemnities and commitments provided by Occidental to third parties, mainly to provide assurance that Occidental or its subsidiaries and affiliates will meet their various obligations. See “Midstream and Marketing Segment — Business Review — Pipeline” and “Segment Results of Operations” for further information regarding the Dolphin Energy Project. As of December 31, 2020, and 2019, Occidental had provided limited recourse guarantees of approximately $242 million, primarily related to Dolphin Energy Limited’s debt, which are limited to certain political and other events.

COMMITMENTS AND OBLIGATIONS

DELIVERY COMMITMENTS
Occidental has made long-term commitments to certain refineries and other buyers to deliver oil, NGL and natural gas. The total amount contracted to be delivered is approximately 111 MMbbl of oil through 2025, 862 MMbbl of NGL through 2029 and 1,025 Bcf of gas through 2029. The price for these deliveries is set at the time of delivery of the product. Occidental has significantly more production capacity than the amounts committed and has the ability to secure additional volumes in case of a shortfall.

OXY 2020 FORM 10-K	43

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONTRACTUAL OBLIGATIONS
The following table summarizes and cross-references Occidental’s contractual obligations and indicates on- and off-balance sheet obligations as of December 31, 2020. Commitments related to held for sale assets are excluded.

millions		Payments Due by Year
	Total	2021	2022 and 2023	2024 and 2025	2026 and thereafter
On-Balance Sheet
Current portion of long-term debt (Note 7) (a)	$398	$398	$—	$—	$—
Long-term debt (Note 7) (a)	34,837	—	3,007	6,798	25,032
Leases (Note 8) (b)	1,724	500	374	234	616
Asset retirement obligations (Note 1)	4,130	153	845	631	2,501
Other long-term liabilities (c)	2,386	321	336	187	1,542
Off-Balance Sheet
Purchase obligations (d)	13,184	2,826	4,344	2,986	3,028
Total	$56,659	$4,198	$8,906	$10,836	$32,719
(a)Excluded unamortized debt discount and interest on the debt. As of December 31, 2020, interest on long-term debt totaling $19.9 billion is payable in the following years: 2021 - $1.6 billion, 2022 and 2023 - $3.2 billion, 2024 and 2025 - $2.9 billion, 2026 and thereafter - $12.2 billion.
(b)Occidental is the lessee under various agreements for real estate, equipment, plants and facilities. See Note 2 - Accounting and Disclosure Changes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K regarding the impact of rules effective January 1, 2019 which required Occidental to recognize most leases, including operating leases, on the balance sheet.
(c)Includes long term obligations and current portions of long term obligations under postretirement benefit, accrued transportation commitments, ad valorem taxes and other accrued liabilities.
(d)Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure terminal, pipeline and processing capacity, CO2, electrical power, steam and certain chemical raw materials. Amounts exclude certain product purchase obligations related to marketing activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable. Long-term purchase contracts are discounted at a 4.41% discount rate.

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
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for environmental remediation, that satisfy this criteria as of December 31, 2020 and 2019, were not material to Occidental’s Consolidated Balance Sheets.
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

44	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

a result of its 2017 purchase of Anadarko's Eagle Ford Shale assets. Sanchez is attempting to reject some of the agreements related to the purchase of Anadarko’s Eagle Ford Shale assets. If Sanchez is permitted to reject certain of those agreements, then Anadarko may owe deficiency payments to various third parties. Occidental intends to defend vigorously any attempt by Sanchez to reject the agreements. Occidental expects a ruling on Sanchez's purported contract rejection in the first half of 2021.
On May 26, 2020, a putative securities class action captioned City of Sterling Heights General Employees’ Retirement System, et al. v. Occidental Petroleum Corporation, et al., No. 651994/2020 (City of Sterling), was filed in the Supreme Court of the State of New York. The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the Securities Act), based on alleged misstatements in the Securities Act filings, including the registration statement filed in connection with the Anadarko Acquisition and Occidental’s related issuance of common stock and debt securities offerings that took place in August 2019. The lawsuit was filed against Occidental, certain current and former officers and directors and certain underwriters of the debt securities offerings, and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. Two additional putative class actions were filed in the same court (together with City of Sterling, the State Cases) and the State Cases were consolidated into In re Occidental Petroleum Corporation Securities Litigation, No. 651830/2020. Occidental intends to vigorously defend itself in all respects in regard to the State Cases.
The ultimate outcome and impact of outstanding lawsuits, claims and proceedings on Occidental cannot be predicted. Management believes that the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on Occidental's Consolidated Balance Sheets. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected. Occidental’s estimates are based on information known about the legal matters and its experience in contesting, litigating and settling similar matters. Occidental reassesses the probability and estimability of contingent losses as new information becomes available.

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
For Anadarko, its taxable years through 2014 and tax year 2016 for U.S. federal and state income tax purposes have been audited by the IRS and respective state taxing authorities. There are outstanding significant audit matters in one foreign jurisdiction. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Other than the matter discussed below, Occidental believes that the resolution of these outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.
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
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event Occidental would be required to repay approximately $925 million ($898 million federal and $27 million in state taxes) plus accrued interest of approximately $255 million. A liability for this amount plus interest is included in deferred credits and other liabilities-other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2020, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

OXY 2020 FORM 10-K	45

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ENVIRONMENTAL REMEDIATION
As of December 31, 2020, Occidental participated in or monitored remedial activities or proceedings at 170 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of December 31, 2020 and 2019, the current portion of which is included in accrued liabilities ($123 million in 2020 and $162 million in 2019) and the remainder in deferred credits and other liabilities - environmental remediation liabilities ($1.03 billion in 2020 and $1.04 billion in 2019).
Occidental’s environmental remediation sites are grouped into four categories: National Priorities List (NPL) sites listed or proposed for listing by the EPA on the CERCLA NPL and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

	2020		2019
millions, except number of sites	Number of Sites	Remediation Balance	Number of Sites	Remediation Balance
NPL sites	35	$447	36	$463
Third-party sites	69	293	74	311
Occidental-operated sites	17	144	17	154
Closed or non-operated Occidental sites	49	267	50	269
Total	170	$1,151	177	$1,197

As of December 31, 2020, Occidental’s environmental liabilities exceeded $10 million each at 19 of the 170 sites described above, and 96 of the sites had liabilities from $0 to $1 million each. As of December 31, 2020, two sites — the Diamond Alkali Superfund Site and a former chemical plant in Ohio (both of which are indemnified by Maxus Energy Corporation, as discussed further below) — accounted for 92% of its liabilities associated with NPL sites. 17 of the 35 NPL sites are indemnified by Maxus.
Five of the 69 third-party sites — a Maxus-indemnified chrome site in New Jersey, a former copper mining and smelting operation in Tennessee, a former oil field and a landfill in California, and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for 76% of Occidental’s liabilities associated with these sites. 9 of the 69 third-party sites are indemnified by Maxus.
Five sites — oil and gas operations in Colorado and chemical plants in Kansas, Louisiana, New York and Texas — accounted for 70% of the liabilities associated with the Occidental-operated sites. Seven other sites — a landfill in Western New York, a former refinery in Oklahoma, former chemical plants in California, Michigan, Tennessee and Washington, and a closed coal mine in Pennsylvania — accounted for 70% of the liabilities associated with closed or non-operated Occidental sites.
Environmental remediation liabilities vary over time depending on factors such as acquisitions or divestitures, identification of additional sites and remedy selection and implementation. Occidental recorded environmental remediation expenses of $36 million, $112 million and $47 million for the years ended December 31, 2020, 2019, and 2018, respectively. Environmental remediation expenses primarily relate to changes to existing conditions from past operations. Based on current estimates, Occidental expects to expend funds corresponding to approximately 45% of the year-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those amounts currently recorded for environmental remediation for all of its environmental sites could be up to $1.1 billion.

46	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

MAXUS ENVIRONMENTAL SITES
When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Site.
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
In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation (Plan) to liquidate Maxus and create a trust to pursue claims against current and former parents YPF and each of its respective subsidiaries and affiliates (YPF) and Repsol, S.A. and each of its respective subsidiaries and affiliates (Repsol), as well as others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan became final and the trust became effective. The trust is pursuing claims against YPF, Repsol and others and is expected to distribute assets to Maxus' creditors in accordance with the trust agreement and Plan. In June 2018, the trust filed its complaint against YPF and Repsol in Delaware bankruptcy court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the bankruptcy court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case away from the bankruptcy court. Discovery remains ongoing at the time of this report.

ENVIRONMENTAL COSTS
Occidental’s environmental costs, some of which include estimates, are presented below for each segment for each of the years ended December 31:

millions	2020	2019	2018
Operating Expenses
Oil and gas	$176	$174	$91
Chemical	73	80	80
Midstream and marketing	4	12	10
Total	$253	$266	$181
Capital Expenditures
Oil and gas	$74	$109	$71
Chemical	40	34	23
Midstream and marketing	1	4	2
Total	$115	$147	$96
Remediation Expenses
Corporate	$36	$112	$47

Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in properties currently operated by Occidental. Remediation expenses relate to existing conditions from past operations.

OXY 2020 FORM 10-K	47

MANAGEMENT’S DISCUSSION AND ANALYSIS

GLOBAL INVESTMENTS

A portion of Occidental’s assets are located outside North America. The following table shows the geographic distribution of Occidental’s assets at December 31, 2020 at both the segment and consolidated level related to Occidental’s ongoing operations:

millions	Oil and gas	Chemical	Midstream and marketing	Corporate and other	Total Consolidated
North America
United States	$57,026	$4,140	$6,260	$2,951	$70,377
Canada	—	123	22	—	145
Middle East	3,500	—	3,547	—	7,047
Latin America	33	57	—	—	90
Africa and Other	2,372	6	27	—	2,405
Consolidated	$62,931	$4,326	$9,856	$2,951	$80,064

For the year ended December 31, 2020, net sales outside North America totaled $3.4 billion, or approximately 19% of total net sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements in accordance with generally accepted accounting principles requires Occidental’s management to make informed estimates and judgments regarding certain items and transactions. Changes in facts and circumstances or discovery of new information may result in revised estimates and judgments and actual results may differ from these estimates upon settlement but generally not by material amounts. The selection and development of these policies and estimates have been discussed with the Audit Committee of the Board of Directors. Occidental considers the following to be its most critical accounting policies and estimates that involve management’s judgment.

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
Occidental expenses annual lease rentals, the costs of injectants used in production and geological and geophysical costs as incurred for exploration activities.
Occidental determines depreciation and depletion of oil and gas producing properties by the unit-of-production method. It amortizes leasehold acquisition costs over total proved reserves and capitalized development and successful exploration costs over proved developed reserves.
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

48	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

regardless of whether deterministic or probabilistic methods are used for the estimation. Occidental has no proved oil and gas reserves for which the determination of economic producibility is subject to the completion of major additional capital expenditures.
Several factors could change Occidental’s proved oil and gas reserves. For example, Occidental receives a share of production from PSCs to recover its costs and generally an additional share for profit. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Generally, Occidental’s net economic benefit from these contracts is greater at higher product prices. In other cases, particularly with long-lived properties, lower product prices may lead to a situation where production of a portion of proved reserves becomes uneconomical. For such properties, higher product prices typically result in additional reserves becoming economical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental’s control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to changes in the quantity of proved reserves. Additional factors that could result in a change of proved reserves include production decline rates and operating performance differing from those estimated when the proved reserves were initially recorded. Changes in the political and regulatory climate could lead to decreases in proved reserves as development horizons may be extended into the future.
Occidental performs impairment tests with respect to its proved properties whenever events or circumstances indicate that the carrying value of property may not be recoverable. If there is an indication the carrying amount of the asset may not be recovered due to significant and prolonged declines in current and forward prices, significant changes in reserve estimates, changes in management’s plans, or other significant events, management will evaluate the property for impairment. Under the successful efforts method, if the sum of the undiscounted cash flows is less than the carrying value of the proved property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period. Individual proved properties are grouped for impairment purposes at the lowest level for which there are identifiable cash flows. The fair value of impaired assets is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with those used by market participants. The impairment test incorporates a number of assumptions involving expectations of future cash flows which can change significantly over time. These assumptions include estimates of future production, product prices, contractual prices, estimates of risk-adjusted oil and gas proved and unproved reserves and estimates of future operating and development costs. It is reasonably possible that prolonged declines in commodity prices, reduced capital spending in response to lower prices or increases in operating costs could result in additional impairments.
For impairment testing, unless prices are contractually fixed, Occidental uses observable forward strip prices for oil and natural gas prices when projecting future cash flows. Future operating and development costs are estimated using the current cost environment applied to expectations of future operating and development activities to develop and produce oil and gas reserves. Market prices for oil, NGL and natural gas have been volatile and may continue to be volatile in the future. Changes in global supply and demand, transportation capacity, currency exchange rates, applicable laws and regulations and the effect of changes in these variables on market perceptions could impact current forecasts. Future fluctuations in commodity prices could result in estimates of future cash flows to vary significantly.
Net capitalized costs attributable to unproved properties were $18.6 billion at December 31, 2020, and $29.5 billion at December 31, 2019. The unproved amounts are not subject to DD&A until they are classified as proved properties. Individually insignificant unproved properties are combined and amortized on a group basis based on factors such as lease terms, success rates and other factors to provide for full amortization upon lease expiration or abandonment.
Significant unproved properties, primarily as a result of the Acquisition, are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered a valuation allowance is provided if an impairment is indicated. Occidental periodically reviews significant unproved properties for impairments; numerous factors are considered, including but not limited to, availability of funds for future exploration and development activities, current exploration and development plans, favorable or unfavorable exploration activity on the property or the adjacent property, geologists’ evaluation of the property, the current and projected political and regulatory climate, contractual conditions and the remaining lease term for the properties. If an impairment is indicated, Occidental will first determine whether a comparable transaction for similar properties or implied acreage valuation derived from domestic onshore market participants is available and will adjust the carrying amount of the unproved property to its fair value using the market approach. In situations where the market approach is not observable and unproved reserves are available, undiscounted future net cash flows used in the impairment analysis are determined based on managements’ risk adjusted estimates of unproved reserves, future commodity prices and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the property, the future net cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. Occidental utilizes the same assumptions and methodology discussed above for cash flows associated with proved properties.

OXY 2020 FORM 10-K	49

MANAGEMENT’S DISCUSSION AND ANALYSIS

PROVED RESERVES
Occidental estimates its proved oil and gas reserves according to the definition of proved reserves provided by the SEC and Financial Accounting Standards Board. This definition includes oil, NGL and natural gas that geological and engineering data demonstrate with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods, government regulations, etc. (at prices and costs as of the date the estimates are made). Prices include consideration of price changes provided only by contractual arrangements and do not include adjustments based on expected future conditions. For reserves information, see the Supplemental Information on Oil and Gas Exploration and Production Activities under Item 8 of this Form 10-K.
Engineering estimates of the quantities of proved reserves are inherently imprecise and represent only approximate amounts because of the judgments involved in developing such information. Occidental’s estimates of proved reserves are made using available geological and reservoir data as well as production performance data. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data and the efficiency of extracting and processing the hydrocarbons. These estimates are reviewed annually by internal reservoir engineers and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, development plans, reservoir performance, prices, economic conditions and governmental restrictions as well as changes in the expected recovery associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits at an earlier projected date. A material adverse change in the estimated volume of proved reserves could have a negative impact on DD&A and could result in property impairments.
The most significant ongoing financial statement effect from a change in Occidental’s oil and gas reserves or impairment of its proved properties would be to the DD&A rate. For example, a 5% increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.80/Bbl, which would increase or decrease pre-tax income by approximately $330 million annually at current production rates.

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

FINANCIAL ASSETS AND LIABILITIES
Occidental utilizes the mid-point between bid and ask prices for valuing the majority of its financial assets and liabilities measured and reported at fair value. In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique. For financial assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

■Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date. These derivatives are classified as using quoted prices in active markets for the assets or liabilities (Level 1).
■Over-the-Counter (OTC) bilateral financial commodity contracts, international exchange contracts, options and physical commodity forward purchase and sale contracts are generally classified as using observable inputs other than quoted prices for the assets or liabilities (Level 2) and are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.
■Occidental values commodity derivatives based on a market approach that considers various assumptions, including quoted forward commodity prices and market yield curves. The assumptions used include inputs that are generally unobservable in the marketplace or are observable but have been adjusted based upon various assumptions and the fair value is designated as using unobservable inputs (Level 3) within the valuation hierarchy.
■Occidental values debt using market-observable information for debt instruments that are traded on secondary markets. For debt instruments that are not traded, the fair value is determined by interpolating the value based on debt with similar terms and credit risk.

50	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

NON-FINANCIAL ASSETS
Occidental uses market-observable prices for assets when comparable transactions can be identified that are similar to the asset being valued. When Occidental is required to measure fair value and there is not a market-observable price for the asset or for a similar asset then the cost or income approach is used depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows and the expected cash flows are discounted using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment. The results are based on expected future events or conditions such as sales prices, estimates of future oil and gas production or throughput, development and operating costs and the timing thereof, economic and regulatory climates and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors and are consistent with assumptions used in Occidental’s business plans and investment decisions.
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
If Occidental were to adjust the balance of its environmental remediation liabilities based on the factors described above, the amount of the increase or decrease would be recognized in earnings. For example, if the balance were reduced by 10%, Occidental would record a pre-tax gain of $115 million. If the balance were increased by 10%, Occidental would record an additional remediation expense of $115 million.

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

OXY 2020 FORM 10-K	51

MANAGEMENT’S DISCUSSION AND ANALYSIS

deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. Occidental recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through final settlement with a taxing authority. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense (benefit). Occidental uses the flow-through method to account for its investment tax credits. See Note 12 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

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
Loss contingencies are based on judgments made by management with respect to the likely outcome of these matters and are adjusted as appropriate. Management’s judgments could change based on new information, changes in, or interpretations of, laws or regulations, changes in management’s plans or intentions, opinions regarding the outcome of legal proceedings, or other factors. See Note 11 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.

SIGNIFICANT ACCOUNTING AND DISCLOSURE CHANGES

See Note 2 - Accounting and Disclosure Changes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for further information on significant accounting and disclosure changes.

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
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets, repay or refinance debt and the impact of changes in Occidental’s credit ratings; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations, such as the sharp decline in crude oil prices that occurred in the first half of 2020; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of our proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions;

52	OXY 2020 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Item 1A, “Risk Factors” and elsewhere in this Form 10-K, as well as in Occidental’s other filings with the U.S. Securities and Exchange Commission, including Occidental’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

GENERAL
Occidental’s results are sensitive to fluctuations in oil, NGL and natural gas prices. Price changes at current global prices and levels of production affect Occidental’s pre-tax annual income by approximately $200 million for a $1 per barrel change in oil prices and $85 million for a $1 per barrel change in NGL prices. If domestic natural gas prices varied by $0.10 per Mcf, it would have an estimated annual effect on Occidental’s pre-tax income of approximately $35 million. These price-change sensitivities include the impact of PSC and similar contract volume changes on income. If production levels change in the future, the sensitivity of Occidental’s results to prices also will change. Marketing results are sensitive to price changes of oil, natural gas and, to a lesser degree, other commodities. A $0.25 change in the Midland-to-Gulf-Coast oil spreads impacts total year operating cash flows by $65 million.
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

OXY 2020 FORM 10-K	53

QUANTITATIVE AND QUALITATIVE DISCLOSURES

The following table shows the fair value of Occidental’s derivatives (excluding collateral), segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets/(Liabilities) millions	2021	2022 and 2023	2024 and 2025	2026 and thereafter	Total
Prices actively quoted	$(97)	$—	$—	$—	$(97)
Prices provided by other external sources	(1)	2	—	—	1
Total	$(98)	$2	$—	$—	$(96)

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

INTEREST RATE RISK

GENERAL
Occidental acquired interest rate swap contracts in the Acquisition. Occidental pays a fixed interest rate and receives a floating interest rate indexed to three-month LIBOR. The swaps have an initial term of 30 years with mandatory termination dates in September 2021 through 2023 and a total notional amount of approximately $1.5 billion as of December 31, 2020. As of December 31, 2020, Occidental had a net liability of approximately $1.4 billion based on the fair value of the swaps of negative $1.8 billion netted against $374 million in posted cash collateral. A 25-basis point decrease in implied LIBOR rates over the term of the swaps would result in an additional liability of approximately $173 million on these swaps.
As of December 31, 2020, Occidental had variable rate debt with a notional value of $1.1 billion outstanding. A 25-basis point increase in LIBOR interest rates would increase gross interest expense approximately $3 million per year.
As of December 31, 2020, Occidental had fixed rate debt with a fair value of $32.7 billion outstanding. A 25-basis point change in Treasury rates would change the fair value of the fixed rate debt approximately $600 million.

TABULAR PRESENTATION OF INTEREST RATE RISK
The table below provides information about Occidental’s long-term debt obligations. Debt amounts represent principal payments by maturity date.

millions except percentages	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Total (a)
2021	$371	$27	$398
2022	1,006	1,052	2,058
2023	949	—	949
2024	3,898	—	3,898
2025	2,900	—	2,900
Thereafter	24,964	68	25,032
Total	$34,088	$1,147	$35,235
Weighted-average interest rate	4.78%	1.73%	4.68%
Fair Value	$32,678	$1,128	$33,806
(a)Excluded net unamortized debt premiums of $748 million and debt issuance cost of $156 million.

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

54	OXY 2020 FORM 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES

international oil and gas subsidiaries have the United States dollar as the functional currency. As of December 31, 2020, the fair value of foreign currency derivatives used in the marketing operations was immaterial. The effect of exchange rates on transactions in foreign currencies is included in periodic income.

CREDIT RISK

The majority of Occidental’s counterparty credit risk is related to the physical delivery of energy commodities to its customers and any inability of these customers to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Occidental also enters into futures contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.
Certain OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The fair value of derivative instruments with credit-risk-contingent features, that were net liabilities at December 31, 2020 was $104 million (net of $374 million collateral) and $787 million (net of $169 million collateral) at December 31, 2019. Credit-risk-contingent features are primarily related to interest rate swaps.
As of December 31, 2020, the substantial majority of the credit exposures were with investment grade counterparties. Occidental believes its exposure to credit-related losses at December 31, 2020, was not material and losses associated with credit risk have been insignificant for all years presented.

DERIVATIVE INSTRUMENTS HELD FOR NON-TRADING PURPOSES

As of December 31, 2020, Occidental had derivative instruments in place to reduce the price risk associated with future oil production of 350Mbbl/d. As of December 31, 2020, these derivative instruments were at a $42 million net derivative liability position.
The following table shows a sensitivity analysis based on both a 5% and 10% change in commodity prices and their effect on the net derivative liability position of $42 million at December 31, 2020:

millions except percentages
Percent change in commodity prices	Resulting net fair value position-asset (liability)	Change to fair value from December 31, 2020 position
+ 5%	$(67)	$(25)
- 5%	$(26)	$16
+ 10%	$(102)	$(60)
-10%	$(15)	$27

As of December 31, 2020, Occidental had derivative instruments in place to reduce the price risk associated with future gas production of 530 thousand MMbtu/d. As of December 31, 2020, these derivative instruments were at a $25 million net derivative asset position.
The following table shows a sensitivity analysis based on both a 5% and 10% change in commodity prices and their effect on the net derivative asset position of $25 million at December 31, 2020:

millions except percentages
Percent change in commodity prices	Resulting net fair value position-asset (liability)	Change to fair value from December 31, 2020 position
+ 5%	$13	$(12)
- 5%	$37	$12
+ 10%	$1	$(24)
-10%	$51	$26

OXY 2020 FORM 10-K	55

FINANCIAL STATEMENTS INDEX
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

56	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Occidental Petroleum Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule II – valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

OXY 2020 FORM 10-K	57

FINANCIAL STATEMENTS REPORT

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

Evaluation of the environmental liability associated with the lower 8.3 miles of the Lower Passaic River site

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company accrues a liability for estimated environmental remedial activities when it is probable a liability has been incurred and the amount of remediation costs can be estimated. The Company accrued a liability related to its estimated allocable share of the costs to perform the remedial activities required for the lower 8.3 miles of the Lower Passaic River site. As of December 31, 2020, the Company’s estimated environmental liabilities were $1.2 billion.

We identified the evaluation of the environmental liability associated with the lower 8.3 miles of the Lower Passaic River site as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our procedures. This is due to (1) possible changes to expected remedial activities to implement the proposed clean-up plan outlined in the Record of Decision (ROD) issued by the Environmental Protection Agency (EPA) and their estimated costs, and (2) possible changes to the Company’s estimated share of the remediation costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s environmental liability process to estimate the cost of remedial activities and estimate the Company’s allocable share of the remediation costs. We evaluated the remedial activities and related cost assumptions used by the Company by comparing them against remedial activities and cost estimates provided by the EPA in the ROD. We compared certain design documentation provided by the Company to the EPA in order to identify potential differences between the design plan and the ROD and assessed the impact of any such differences on the remediation cost assumptions used by the Company to estimate the liability. We assessed the Company’s assumption for its allocable share of the remediation costs and analyzed publicly available data sources for information that might be contrary to the information used by the Company. We involved an environmental analysis professional with specialized skills and knowledge who assisted in reading correspondence between the Company and the EPA related to the design phase for this site to assess the Company’s remediation cost assumptions.

Assessment of the estimated proved oil and gas reserves on the determination of depreciation and depletion expense related to proved oil and gas properties

As discussed in Note 1 to the consolidated financial statements, the Company determines depreciation and depletion of oil and gas producing properties by the unit-of-production method. Under this method, capitalized costs are amortized over estimated proved reserves. For the year ended December 31, 2020, the Company recorded depreciation and depletion expense related to proved oil and gas properties of $7.4 billion.

We identified the assessment of the estimated proved oil and gas reserves on the determination of depreciation and depletion expense related to proved oil and gas properties as a critical audit matter. Complex auditor judgment was required to assess the Company’s estimate of proved oil and gas reserves, which is a key input for the determination of depreciation and depletion expense. Estimating proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers. The key assumptions included (1) commodity prices, inclusive of market differentials, (2) estimated future production quantities, and (3) estimated operating and capital costs.

58	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS REPORT

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depreciation and depletion process, including the estimation of proved oil and gas reserves. We analyzed and assessed the determination of depreciation and depletion expense for compliance with industry and regulatory standards. We assessed compliance of the methodology used by the Company’s engineering and technical staff to estimate proved oil and gas reserves with industry and regulatory standards. We read the findings of the independent reservoir engineering specialist’s review of the methods and procedures used by the Company in estimating the proved reserves for compliance with industry and regulatory standards. We assessed the commodity prices, including relevant market differentials, used by the Company’s engineering and technical staff by comparing them to publicly available prices, adjusted for historical market differentials. To assess the Company’s ability to accurately estimate future production quantities, we compared the future production quantity assumptions used by the Company in prior periods to the actual production amounts. We compared the estimated future production quantities used by the Company in the current period to historical production rates. We evaluated the operating and capital cost assumptions used by the Company’s engineering and technical staff by comparing them to historical costs. We evaluated the professional qualifications and the knowledge, skills, and ability of the Company’s internal reserve engineers and the independent reservoir engineering specialists engaged by the Company.

Evaluation of the recoverability and fair value estimate of certain proved oil and gas properties

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company performs impairment tests with respect to its proved oil and gas properties whenever events or circumstances indicate that the carrying value of property may not be recoverable. If there is an indication the carrying amount of the asset may not be recovered, the Company estimates the undiscounted cash flows of the proved oil and gas property and compares the undiscounted cash flows to carrying value of the proved property. If the sum of the undiscounted cash flows is less than the carrying value of the proved property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period. The Company recorded impairment charges of $4.6 billion for its proved oil and gas properties, including properties held for sale, for the year ended December 31, 2020.

We identified the evaluation of the recoverability and fair value estimate of certain proved oil and gas properties as a critical audit matter. Subjective auditor judgment was required to evaluate the key assumptions used to estimate the undiscounted future net cash flows used in the recoverability analysis and the discounted future net cash flows used in the determination of fair value for those properties where the carrying value exceeded the undiscounted cash flows. The key assumptions included (1) estimated future commodities prices, (2) estimated future production quantities, (3) estimated future operating and capital costs, (4) discount rate, and (5) reserve category risk adjustment factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s proved oil and gas impairment process, including controls related to the key assumptions. We compared benchmark commodity prices used by the Company in estimating future commodity prices to publicly disclosed projected commodity prices. To assess the Company’s ability to accurately estimate future production quantities, we compared the future production quantity assumptions used by the Company in prior periods to the actual production amounts. We compared the estimated future production quantities used by the Company in the current period to historical production rates. We evaluated the estimated future operating and capital cost assumptions by comparing them to historical costs. We evaluated the professional qualifications and the knowledge, skills, and ability of the Company’s internal reserve engineers, including their ability to estimate applicable reserve category risk adjustment factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the (1) discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities and (2) reserve category risk adjustment factors by comparing them to third party publications of risk adjustment factors utilized by market participants.

Evaluation of the fair value measurement of certain unproved oil and gas properties

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company performs impairment tests with respect to its unproved oil and gas properties whenever events or circumstances indicate that the carrying value of property may not be recoverable. Occidental periodically reviews unproved properties for impairments; numerous factors are considered, including but not limited to, current exploration and development plans, favorable or unfavorable exploration activity, geologists’ evaluation of the property, the current and projected political and regulatory climate, and the remaining

OXY 2020 FORM 10-K	59

FINANCIAL STATEMENTS REPORT

lease term for the property. The Company measured the fair value of certain domestic onshore unproved property based on a market approach using an implied acreage valuation derived from domestic onshore market participants excluding the fair value assigned to proved properties, which was based on an income approach. Impairment charges of $4.6 billion were recorded for the year ended December 31, 2020.

We identified the evaluation of the fair value of certain domestic onshore unproved oil and gas properties as a critical audit matter. A high degree of subjectivity was involved in evaluating the results of the market-based enterprise values, the control premium, and the discounted cash flow models used in the income approach. The evaluation of the market-based enterprise values and control premium included determining which market participants had acreage positions most comparable to the Company’s acreage position of certain domestic onshore oil and gas properties. In addition, the income approach utilized risk adjusted discounted cash flow models, which included several significant assumptions. The key assumptions used in the risk adjusted discounted cash flow models include (1) estimated future commodities prices, (2) estimated future production quantities, (3) estimated future operating and capital costs, (4) discount rate, and (5) reserve category risk adjustment factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unproved oil and gas impairment process, including controls related to the key assumptions, identification of comparable acreage positions and selection of the control premium. We evaluated the selection of market participants having acreage positions most comparable to the Company by comparing the domestic onshore acreage held by the market participants to the oil and gas properties under evaluation. We compared benchmark commodity prices used by the Company in estimating future commodity prices to publicly disclosed projected commodity prices. To assess the Company’s ability to accurately estimate future production quantities, we compared the future production quantity assumptions used by the Company in prior periods to the actual production amounts. We compared estimated future production quantities used by the Company in the current period to historical production rates. We evaluated the estimated future operating and capital cost assumptions by comparing them to historical costs. We evaluated the professional qualifications and the knowledge, skills, and ability of the Company’s internal reserve engineers, including their ability to estimate applicable reserve category risk adjustment factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s:
• market-based enterprise value by comparing the Company’s estimated value for certain domestic onshore unproved oil and gas properties to a range of indicated values based on comparable companies using publicly available market data
• control premium by comparing it to a control premium range that was independently developed using publicly available market data for comparable companies
• discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities
• reserve category risk adjustment factors by comparing them to third party publications of risk adjustment factors utilized by market participants

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 26, 2021

60	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Occidental Petroleum Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Occidental Petroleum Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II – valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 26, 2021

OXY 2020 FORM 10-K	61

FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,008	$3,032
Restricted cash and restricted cash equivalents	170	485
Trade receivables, net of reserves of $24 in 2020 and $19 in 2019	2,115	4,233
Inventories	1,898	1,581
Assets held for sale	1,433	3,870
Other current assets	1,195	1,432
Total current assets	8,819	14,633

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,250	6,389

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	102,454	107,801
Chemical	7,356	7,172
Midstream and marketing	8,232	8,176
Corporate	922	1,118
	118,964	124,267
Accumulated depreciation, depletion and amortization	(53,075)	(42,037)
Total property, plant and equipment, net	65,889	82,230

OPERATING LEASE ASSETS	1,062	1,411

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,044	2,527

TOTAL ASSETS	$80,064	$107,190
The accompanying notes are an integral part of these consolidated financial statements.

62	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions except share and per-share amounts	2020	2019
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$440	$51
Current operating lease liabilities	473	579
Accounts payable	2,987	4,910
Accrued liabilities	3,570	5,447
Liabilities of assets held for sale	753	1,718
Total current liabilities	8,223	12,705

LONG-TERM DEBT, NET
Long-term debt, net	35,745	38,537

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	7,113	9,717
Asset retirement obligations	3,977	4,411
Pension and postretirement obligations	1,763	1,823
Environmental remediation liabilities	1,028	1,035
Operating lease liabilities	641	872
Other	3,001	3,858
Total deferred credits and other liabilities	17,523	21,716

EQUITY
Preferred stock, at $1.00 per share par value (100,000 shares at December 31, 2020)	9,762	9,762
Common stock, $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2020 — 1,080,564,947 and 2019 — 1,044,434,893	216	209
Treasury stock: 2020 — 149,051,634 shares and 2019 — 150,323,151 shares	(10,665)	(10,653)
Additional paid-in capital	16,552	14,955
Retained earnings	2,996	20,180
Accumulated other comprehensive loss	(288)	(221)
Total stockholders’ equity	18,573	34,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,064	$107,190

The accompanying notes are an integral part of these consolidated financial statements.

OXY 2020 FORM 10-K	63

FINANCIAL STATEMENTS

Consolidated Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions except per-share amounts	2020	2019	2018
REVENUES AND OTHER INCOME
Net sales	$17,809	$20,911	$17,824
Interest, dividends and other income	118	217	136
Gains (losses) on sale of assets, net	(1,666)	622	974
Total	16,261	21,750	18,934
COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	3,065	3,282	2,761
Transportation and gathering expense	1,600	635	152
Chemical and midstream cost of sales	2,408	2,791	2,833
Purchased commodities	1,395	1,679	822
Selling, general and administrative	864	893	585
Other operating and non-operating expense	884	1,421	1,028
Depreciation, depletion and amortization	8,097	6,140	3,977
Asset impairments and other charges	11,083	1,361	561
Taxes other than on income	622	840	439
Anadarko Acquisition-related costs	339	1,647	—
Exploration expense	132	247	110
Interest and debt expense, net	1,424	1,066	389
Total	31,913	22,002	13,657
Income (loss) before income taxes and other items	(15,652)	(252)	5,277
OTHER ITEMS
Gains (losses) on interest rate swaps and warrants, net	(423)	233	—
Income from equity investments	370	373	331
Total	(53)	606	331
Income (loss) from continuing operations before income taxes	(15,705)	354	5,608
Income tax benefit (expense)	2,172	(861)	(1,477)
Income (loss) from continuing operations	(13,533)	(507)	4,131
Loss from discontinued operations, net of tax	(1,298)	(15)	—

NET (LOSS) INCOME	(14,831)	(522)	4,131
Less: Net loss attributable to noncontrolling interest	—	(145)	—
Less: Preferred stock dividends	(844)	(318)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,675)	$(985)	$4,131

PER COMMON SHARE
Income (loss) from continuing operations—basic	$(15.65)	$(1.20)	$5.40
Loss from discontinued operations—basic	(1.41)	(0.02)	—
Net income (loss) attributable to common stockholders—basic	$(17.06)	$(1.22)	$5.40

Income (loss) from continuing operations—diluted	$(15.65)	$(1.20)	$5.39
Loss from discontinued operations—diluted	(1.41)	(0.02)	—
Net income (loss) attributable to common stockholders—diluted	$(17.06)	$(1.22)	$5.39

The accompanying notes are an integral part of these consolidated financial statements.

64	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2020	2019	2018
Net income (loss)	$(14,831)	$(522)	$4,131
Other comprehensive income (loss) items:
Losses on derivatives (a)	(2)	(129)	(6)
Pension and postretirement gains (losses) (b)	(71)	78	137
Reclassification of realized losses on derivatives (c)	6	2	13
Other comprehensive income (loss), net of tax	(67)	(49)	144
Comprehensive income (loss)	(14,898)	(571)	4,275
Less: Comprehensive income attributable to noncontrolling interests	—	(145)	—
Comprehensive income (loss) attributable to preferred and common stockholders	$(14,898)	$(716)	$4,275
(a)Net of tax of $1, $36 and $2 in 2020, 2019 and 2018, respectively.
(b)Net of tax of $24, $(25) and $(38) in 2020, 2019 and 2018, respectively. See Note 15 - Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
(c)Net of tax of $(2), $0 and $(4) in 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OXY 2020 FORM 10-K	65

FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’ Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balance, December 31, 2017	$—	$179	$(9,168)	$7,884	$21,935	$(258)	$—	$20,572
Net income	—	—	—	—	4,131	—	—	4,131
Other comprehensive income, net of tax	—	—	—	—	—	144	—	144
Dividends on common stock, $3.10 per share	—	—	—	—	(2,374)	—	—	(2,374)
Issuance of common stock and other, net	—	—	—	162	—	—	—	162
Purchases of treasury stock	—	—	(1,305)	—	—	—	—	(1,305)
Reclassification of stranded tax effects	—	—	—	—	58	(58)	—	—
Balance, December 31, 2018	$—	$179	$(10,473)	$8,046	$23,750	$(172)	$—	$21,330
Net income (loss)	—	—	—	—	(667)	—	145	(522)
Other comprehensive loss, net of tax	—	—	—	—	—	(49)	—	(49)
Dividends on common stock, $3.14 per share	—	—	—	—	(2,585)	—	—	(2,585)
Dividends on preferred stock, $3,489 per share	—	—	—	—	(318)	—	—	(318)
Issuance of common stock, net	—	30	—	6,909	—	—	—	6,939
Issuance of preferred stock	9,762	—	—	—	—	—	—	9,762
Purchases of treasury stock	—	—	(180)	—	—	—	—	(180)
Fair value of noncontrolling interest acquired	—	—	—	—	—	—	4,895	4,895
Noncontrolling interest distributions, net	—	—	—	—	—	—	(131)	(131)
Change in control WES	—	—	—	—	—	—	(4,909)	(4,909)
Balance, December 31, 2019	$9,762	$209	$(10,653)	$14,955	$20,180	$(221)	$—	$34,232
Net loss	—	—	—	—	(14,831)	—	—	(14,831)
Other comprehensive loss, net of tax	—	—	—	—	—	(67)	—	(67)
Dividends on common stock, $0.82 per share	—	—	—	—	(746)	—	—	(746)
Dividends on preferred stock, $8,444 per share	—	6	—	438	(844)	—	—	(400)
Issuance of warrants on common stock	—	—	—	767	(763)	—	—	4
Berkshire Warrants	—	—	—	103	—	—	—	103
Issuance of common stock and other, net	—	1	—	289	—	—	—	290
Purchases of treasury stock	—	—	(12)	—	—	—	—	(12)
Balance, December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$—	$18,573
The accompanying notes are an integral part of these consolidated financial statements.

66	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2020	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(14,831)	$(522)	$4,131
Adjustments to reconcile net income (loss) to net cash from operating activities:
Discontinued operations, net	1,298	15	—
Depreciation, depletion and amortization of assets	8,097	6,140	3,977
Deferred income tax (benefit) provision	(2,517)	(1,027)	371
Other noncash charges to income	419	958	34
Asset impairments and other charges	11,002	1,328	561
(Gain) loss on sales of equity investments and other assets, net	1,666	(622)	(974)
Undistributed earnings from affiliates	(61)	(50)	(43)
Dry hole expense	47	89	56
Changes in operating assets and liabilities:
Decrease in receivables	2,062	401	955
(Increase) decrease in inventories	(484)	78	(108)
Decrease in other current assets	350	170	94
Increase (decrease) in accounts payable and accrued liabilities	(3,228)	358	(1,500)
Increase in current domestic and foreign income taxes	22	20	38
Other operating, net	—	—	77
Operating cash flow from continuing operations	3,842	7,336	7,669
Operating cash flow from discontinued operations, net of taxes	113	39	—
Net cash provided by operating activities	3,955	7,375	7,669

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,535)	(6,367)	(4,975)
Change in capital accrual	(519)	(249)	55
Purchase of businesses and assets, net	(114)	(28,088)	(928)
Proceeds from sale of assets and equity investments, net	2,281	6,143	2,824
Equity investments and other, net	109	(291)	(182)
Investing cash flow from continuing operations	(778)	(28,852)	(3,206)
Investing cash flow from discontinued operations	(41)	(175)	—
Net cash used by investing activities	(819)	(29,027)	(3,206)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net - Occidental	6,936	21,557	978
Payments of long-term debt, net - Occidental	(8,916)	(6,959)	(500)
Proceeds from long-term debt, net - WES	—	459	—
Proceeds from issuance of common and preferred stock	134	10,028	33
Purchases of treasury stock	(12)	(237)	(1,248)
Cash dividends paid on common and preferred stock	(1,845)	(2,624)	(2,374)
Distributions to noncontrolling interest	—	(257)	—
Payment of liabilities associated with the sale of future royalties	(386)	(28)	—
Other financing, net	(419)	257	9
Financing cash flow from continuing operations	(4,508)	22,196	(3,102)
Financing cash flow from discontinued operations	(8)	(3)	—
Net cash provided (used) by financing activities	(4,516)	22,193	(3,102)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,380)	541	1,361
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of year	3,574	3,033	1,672
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of year	$2,194	$3,574	$3,033

The accompanying notes are an integral part of these consolidated financial statements.

OXY 2020 FORM 10-K	67

FINANCIAL STATEMENTS FOOTNOTES

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
In this report, “Occidental” means Occidental Petroleum Corporation, a Delaware corporation (OPC), or OPC and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through various subsidiaries and affiliates. On August 8, 2019, pursuant to the Agreement and Plan of Merger dated as of May 9, 2019 (the Merger Agreement), among Occidental, Baseball Merger Sub 1, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Occidental (Merger Subsidiary), and Anadarko Petroleum Corporation (Anadarko), Occidental acquired all of the outstanding shares of Anadarko through a transaction in which Merger Subsidiary merged with and into Anadarko (the Acquisition), with Anadarko continuing as the surviving entity and as an indirect, wholly owned subsidiary of Occidental. See Note 3 - The Acquisition for further information.
Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, natural gas liquids (NGL) and natural gas. The chemical segment (OxyChem) mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil, condensate, NGL, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity, and invests in entities that conduct similar activities such as Western Midstream Partners, L.P. (WES). The midstream and marketing segment also includes Oxy Low Carbon Ventures (OLCV). OLCV seeks to leverage Occidental’s carbon management expertise that is derived from its enhanced oil recovery (EOR) operations to develop carbon capture, utilization and storage facilities that are expected to source anthropogenic CO2 and promote innovative technologies that drive cost efficiencies and economically grow Occidental’s business while reducing emissions.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (GAAP) and include the accounts of OPC, its subsidiaries, its undivided interests in oil and gas exploration and production ventures and, previously, variable interest entities (VIE) for which Occidental was the primary beneficiary. Occidental accounts for its share of oil and gas exploration and production ventures, in which it has a direct working interest, by reporting its proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on the balance sheets, statements of operations and statements of cash flows.
The Acquisition introduced different revenue and expense streams to Occidental’s legacy operations. As a result, changes were made to the structure of certain financial statements, notes and supplementary data to provide clarity. In addition, certain prior period amounts have been reclassified to conform to the current presentation.

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

68	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

On December 31, 2019, Occidental and WES executed several agreements to allow WES to operate as an independent midstream company to support its ongoing pursuit of third-party growth opportunities. The executed agreements include amendments to the partnership agreement that significantly expand the unaffiliated limited partner unitholders’ rights. The significant amendments to the partnership agreement included:

■Providing for a simple majority of the unaffiliated unitholders to remove and elect a new general partner;
■Allowing for 20% of the unaffiliated unitholders to call a special meeting to vote to remove the general partner;
■Eliminating ownership thresholds that could have prevented unaffiliated unitholders from voting;
■Limiting Occidental’s voting percentage to 45% for certain unitholder matters until Occidental owns less than 40% of the limited partner units for twelve consecutive months; and
■Transferring 2% of Occidental’s limited partner interest to the general partner to provide a 2% economic interest to the general partner.

In addition to the partnership agreement amendments, in December 2019, the WES management team’s employment was transferred from Occidental to WES, and WES-dedicated personnel were seconded to WES from Occidental. The seconded employees’ employment was contractually obligated to be transferred to WES during 2020 once employee benefit plans were established. As of December 31, 2020, there were no seconded employees remaining for WES. Additionally, as of December 31, 2019, Occidental employees no longer comprise a majority of the board of directors of WES’ general partner.
As a result of the 2019 partnership agreement amendments and other related agreements, WES no longer met the criteria to be considered a VIE. Accordingly, Occidental evaluated WES under the voting interest model and determined, because Occidental did not control the power to appoint or remove a successor general partner, it should no longer consolidate WES. Occidental recognized, at fair value, an equity method investment of $5.1 billion based on the closing market price of WES as of December 31, 2019 and recognized a loss of approximately $1 billion that was included in asset impairments and other charges on the Statement of Operations for the year ended December 31, 2019.
In the first quarter 2020, Occidental recorded a loss from an equity investment of $236 million primarily as a result of WES’ write-off of its goodwill. At the end of the third quarter 2020, Occidental recorded an other-than-temporary impairment of $2.7 billion, see Note 17 - Fair Value Measurements for a description of the inputs and assumptions utilized.
In addition, Occidental recorded a loss of $46 million as a result of a non-cash transaction with WES in which Occidental exchanged approximately 27.9 million of its WES common units to retire a $260 million note payable to WES, see Note 7 - Long-Term Debt.
As of December 31, 2020, Occidental’s equity method investment in WES was $1.9 billion, which exceeds Occidental’s pro-rata interest in the net assets of WES by $437 million. This basis difference is primarily associated with WES' property, plant and equipment and equity investments and is subject to amortization over their estimated average lives. Subsequent to the other-than-temporary impairment there was no equity method goodwill associated with the WES equity investment. As of December 31, 2020, Occidental has a 2% non-voting general partner interest and a 51.8% limited partner interest in WES and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. On a combined basis, Occidental's total effective economic interest in WES and its subsidiaries is 53.5%. Occidental intends to reduce its limited partner ownership interest in WES to below 50%.

INVESTMENTS IN UNCONSOLIDATED ENTITIES
Occidental’s percentage interest in the underlying net assets of affiliates for which it exercises significant influence without having a controlling interest (excluding oil and gas ventures in which Occidental holds an undivided interest) are accounted for under the equity method. Occidental reviews equity-method investments for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. The amount of impairment, if any, is based on quoted market prices, when available, or other valuation techniques, including discounted cash flows. See Note 16 - Investments and Related-Party Transactions for further discussion regarding investments in unconsolidated entities.

DISCONTINUED OPERATIONS
In connection with the Acquisition, Occidental entered into a purchase and sale agreement with TOTAL S.A. (Total) to sell all of the assets, liabilities, businesses and operations of Anadarko's operations in Algeria, Ghana, Mozambique and South Africa. Total and Occidental completed the sale of the Mozambique assets in September 2019 for approximately $4.2 billion and the South Africa assets in January 2020 for approximately $100 million.
In April 2020, subsequent to communications with Algerian government officials, Occidental determined that the sale of the Algeria operations to Total would not be consummated and the decision was made to continue to operate within Algeria. As a result, as of the second quarter of 2020, Occidental no longer classified the Algeria operations as a held for sale asset in discontinued operations and reclassified prior periods to reflect the Algeria operations as continuing operations, see Note 4 - Divestitures and Other Transactions for the impact on prior periods. In addition, in the second quarter 2020, Occidental recorded a $931 million impairment to remeasure the Algeria oil and gas properties to their fair value, which was lower than the carrying amount as if DD&A were recorded from the date of the Acquisition. The fair value of the oil and gas properties

OXY 2020 FORM 10-K	69

FINANCIAL STATEMENTS FOOTNOTES

was measured based on the income approach, see Note 17 - Fair Value Measurements for a description of inputs and assumptions utilized.
In May 2020, Occidental and Total mutually agreed to execute a waiver of the obligation to purchase and sell the Ghana assets, so that Occidental could begin marketing the sale of the Ghana assets to other third parties. Occidental is currently marketing the Ghana assets. The assets and liabilities for Ghana remain presented as held for sale at December 31, 2020. Occidental recorded an after-tax impairment of $1.4 billion in the second quarter 2020 to reflect the held for sale assets at their fair value less costs to sell based on the income approach, refer to Note 17 - Fair Value Measurements. The results of operations of Ghana continue to be presented as discontinued operations, see Note 4 - Divestitures and Other Transactions.
Unless otherwise indicated, information presented in the Notes to the Consolidated Financial Statements relates only to Occidental's continuing operations. Information related to discontinued operations is included in Note 4 - Divestitures and Other Transactions and in some instances, where appropriate, is included as a separate disclosure within the individual Notes to the Consolidated Financial Statements.

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
The accompanying consolidated financial statements include assets of approximately $9.5 billion as of December 31, 2020 and net sales of approximately $3.4 billion for the year ended December 31, 2020, relating to Occidental’s operations in countries outside North America. Occidental operates some of its oil and gas business in countries that have experienced political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions, all of which increase Occidental’s risk of loss, delayed or restricted production or may result in other adverse consequences. Occidental attempts to conduct its affairs so as to mitigate its exposure to such risks and would seek compensation in the event of nationalization.
Because Occidental’s major products are commodities, significant changes in the prices of oil, NGL, natural gas and chemical products may have a significant impact on Occidental’s results of operations. Also, see Property, Plant and Equipment section below.

RECEIVABLES AND OTHER CURRENT ASSETS
Trade receivables, net, of $2.1 billion and $4.2 billion at December 31, 2020, and 2019, respectively, represent rights to payment for which Occidental has satisfied its obligations under a contract with a customer and its right to payment is conditioned only on the passage of time.
Other current assets includes amounts receivable from working interest partners in Occidental’s oil and gas operations, derivative assets and taxes receivable.

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

PROPERTY, PLANT AND EQUIPMENT
OIL AND GAS
The carrying value of Occidental’s property, plant and equipment (PP&E) represents the cost incurred to acquire or develop the asset, including any asset retirement obligations and capitalized interest, net of accumulated DD&A and any impairment charges. For assets acquired, PP&E cost is based on fair values at the acquisition date. Asset retirement obligations and interest costs incurred in connection with qualifying capital expenditures are capitalized and amortized over the lives of the related assets.
Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, Occidental capitalizes costs of acquiring properties, costs of drilling successful exploration wells and development costs. The costs of

70	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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
The following table summarizes the activity of capitalized exploratory well costs for continuing operations for the years ended December 31:

millions	2020	2019	2018
Balance — beginning of year	$424	$112	$108
Exploratory well costs acquired through the Acquisition	—	231	—
Additions to capitalized exploratory well costs pending the determination of proved reserves	122	383	220
Reclassifications to property, plant and equipment based on the determination of proved reserves	(309)	(230)	(198)
Capitalized exploratory well costs charged to expense	(26)	(72)	(18)
Balance — end of year	$211	$424	$112

Occidental expenses annual lease rentals, the costs of injectants used in production and geological and geophysical costs as incurred.
Occidental determines depreciation and depletion of oil and gas producing properties by the unit-of-production method. It amortizes leasehold costs over total proved reserves and capitalized development and successful exploration costs over proved developed reserves.
Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Proved reserves includes proved undeveloped reserves. Proved undeveloped reserves are supported by a management approved, detailed, field-level development plan where sufficient capital has been committed to develop those reserves. A majority of the proved undeveloped reserves are supported by a five-year, development plan while certain international proved undeveloped reserves are associated with approved long-term development plans.
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
Net capitalized costs attributable to unproved properties were $18.6 billion at December 31, 2020 and $29.5 billion at December 31, 2019. The unproved amounts are not subject to DD&A until they are classified as proved properties. Individually insignificant unproved properties are combined and amortized on a group basis based on factors such as lease terms, success rates and other factors to provide for full amortization upon lease expiration or abandonment.
Significant unproved properties, primarily as a result of the Acquisition, are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered a valuation allowance is provided if an impairment is indicated. Occidental periodically reviews significant unproved properties for impairments; numerous factors are considered, including but not limited to, availability of funds for future exploration and development activities, current exploration and development plans, favorable or unfavorable exploration activity on the property or the adjacent property, geologists’ evaluation of the property, the current and projected political and regulatory climate,

OXY 2020 FORM 10-K	71

FINANCIAL STATEMENTS FOOTNOTES

contractual conditions and the remaining lease term for the properties. If an impairment is indicated, Occidental will first determine whether a comparable transaction for similar properties or implied acreage valuation derived from domestic onshore market participants is available and will adjust the carrying amount of the unproved property to its fair value using the market approach. In situations where the market approach is not observable and unproved reserves are available, undiscounted future net cash flows used in the impairment analysis are determined based on managements’ risk adjusted estimates of unproved reserves, future commodity prices and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the property, the future net cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. Occidental utilizes the same assumptions and methodology discussed above for cash flows associated with proved properties.

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

GOODWILL
As of December 31, 2019, Occidental had $1.2 billion of goodwill related to its ownership in WES, which was included in long-term receivables and other assets, net. Significant declines in the market value of WES’ publicly traded units resulted in management’s determination that, more likely than not, the fair value of the reporting unit was significantly less than its carrying value and the entire $1.2 billion in goodwill was fully impaired in the first quarter of 2020. The market value of WES’ publicly traded units is considered a Level 1 input.

IMPAIRMENTS AND OTHER CHARGES
During 2020, Occidental’s oil and gas segment recognized pre-tax impairment and related charges of $7.0 billion relating to proved and unproved properties. An additional pre-tax impairment of $2.2 billion related to Ghana is included in discontinued operations.
During 2019, Occidental’s oil and gas segment recognized pre-tax impairment and related charges of $285 million related to domestic undeveloped leases that were set to expire in the near-term, where Occidental had no plans to pursue exploration activities, and $39 million related to Occidental’s mutually agreed early termination of its Qatar Idd El Shargi South Dome (ISSD) contract.
In 2018, Occidental recognized pre-tax impairment and related charges of $416 million related to Qatar Idd El Shargi North Dome (ISND) and ISSD proved properties and inventory. Also in 2018, the midstream and marketing segment incurred approximately $100 million of charges primarily for lower of cost or market adjustments on its crude inventory and line fill.
It is reasonably possible that prolonged declines in commodity prices, reduced capital spending in response to lower prices or increases in operating costs could result in additional impairments.

72	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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

FAIR VALUES - RECURRING
Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs. Occidental utilizes the mid-point between bid and ask prices for valuing the majority of its assets and liabilities measured and reported at fair value. In addition to using market data, Occidental makes assumptions in valuing its assets and liabilities, including assumptions about the risks inherent in the inputs to the valuation technique. For assets and liabilities carried at fair value, Occidental measures fair value using the following methods:

■Occidental values exchange-cleared commodity derivatives using closing prices provided by the exchange as of the balance sheet date. These derivatives are classified as Level 1.
■OTC bilateral financial commodity contracts, foreign exchange contracts, interest rate swaps, warrants, options and physical commodity forward purchase and sale contracts are generally classified as Level 2 and are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, and can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.
■Occidental values commodity derivatives based on a market approach that considers various assumptions, including quoted forward commodity prices and market yield curves. The assumptions used include inputs that are generally unobservable in the marketplace or are observable but have been adjusted based upon various assumptions and the fair value is designated as Level 3 within the valuation hierarchy.
■Occidental values debt using market-observable information for debt instruments that are traded on secondary markets. For debt instruments that are not traded, the fair value is determined by interpolating the value based on debt with similar terms and credit risk.

NON-FINANCIAL ASSETS
Occidental uses market-observable prices for assets when comparable transactions can be identified that are similar to the asset being valued. When Occidental is required to measure fair value and there is not a market-observable price for the asset or for a similar asset then the cost or income approach is used depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows. The expected cash flows are discounted using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, estimates of future oil and gas production or throughput, development and operating costs and the timing thereof, economic and regulatory climates and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors and are consistent with assumptions used in Occidental’s business plans and investment decisions.

ACCRUED LIABILITIES - CURRENT
Accrued liabilities - current included accrued payroll, commissions and related expenses of $461 million and $1.2 billion at December 31, 2020, and 2019, respectively. Dividends payable, also included in accrued liabilities - current, were $189 million and $884 million at December 31, 2020, and 2019, respectively. Derivative financial instruments, also included in accrued liabilities - current, were $1.1 billion and $641 million at December 31, 2020, and 2019, respectively.

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

OXY 2020 FORM 10-K	73

FINANCIAL STATEMENTS FOOTNOTES

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
The majority of Occidental’s asset retirement obligations relate to the plugging of wells and the related abandonment of oil and gas properties. Revisions in estimated liabilities during the period primarily relate to liabilities acquired in the Acquisition and include, but are not limited to, changes in estimates of asset retirement costs, revisions of estimated inflation rates, changes in property lives and the expected timing of settlements.
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

74	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The following table summarizes the activity of asset retirement obligations for the years ended December 31:

millions	2020	2019
Beginning balance	$4,659	$1,499
Liabilities assumed in the Acquisition	—	3,370
Liabilities incurred – capitalized to PP&E	79	71
Liabilities settled and paid	(186)	(200)
Accretion expense	147	131
Acquisitions, divestitures and other, net	(294)	—
WES loss of control	—	(359)
Revisions to previous estimates	(275)	147
Ending balance (a)	$4,130	$4,659
(a)The ending balance included $153 million and $248 million related to the current balance of AROs that are included in Accrued Liabilities on the Consolidated Balance Sheets at December 31, 2020, and 2019, respectively.

DERIVATIVE INSTRUMENTS
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of other comprehensive income (OCI) with an offsetting adjustment to the carrying value of the item being hedged. Realized gains or losses from cash flow hedges, and any ineffective portion, are recorded as a component of net sales in the consolidated statements of operations. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses from derivative instruments are reported net in the consolidated statements of operations. There were no fair value hedges as of and during the years ended December 31, 2020, 2019 and 2018.

STOCK-BASED INCENTIVE PLANS
Occidental has established several stockholder-approved stock-based incentive plans for certain employees and directors (Plans) that are more fully described in Note 14 - Stock-Based Incentive Plans. A summary of Occidental’s accounting policy for awards issued under the Plans is as follows.
For cash- and stock-settled restricted stock units (RSU) and cash return on capital employed incentive awards (CROCEI), compensation value is initially measured on the grant date using the quoted market price of Occidental’s common stock and the estimated payout on the grant date. The fair value of stock options is estimated using a Black Scholes model. For total shareholder return incentive awards (TSRI), compensation value is initially measured on the grant date using the fair value derived from a Monte Carlo valuation model. Compensation expense for all awards is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting or performance periods. The stock-settled portion of these awards is expensed using the initially measured compensation value. The liability resulting from the cash settled portion of these awards and accrued dividends are remeasured at each reporting period. Dividends accrued on unvested awards are adjusted quarterly for any changes in the number of share equivalents expected to be paid based on the relevant performance and market criteria, if applicable.

EARNINGS PER SHARE (EPS)
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

OXY 2020 FORM 10-K	75

FINANCIAL STATEMENTS FOOTNOTES

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

SUPPLEMENTAL CASH FLOW INFORMATION
Occidental paid U.S. federal, state and foreign income taxes for continuing operations of approximately $0.5 billion, $1.9 billion and $1.1 billion during the years ended December 31, 2020, 2019 and 2018, respectively. Occidental received refunds of $223 million, $80 million and $82 million during the years ended December 31, 2020, 2019, and 2018, respectively. Occidental also paid production, property and other taxes of approximately $755 million, $724 million and $508 million during the years ended December 31, 2020, 2019 and 2018, respectively, substantially all of which was in the United States. Interest paid totaled $1.6 billion, $912 million and $383 million, net of capitalized interest of $83 million, $89 million and $46 million, for the years 2020, 2019 and 2018, respectively.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balance at December 31, 2020, included investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Statements of Cash Flows for the year ended December 31, 2020, and 2019 to the line items within the Consolidated Balance Sheet at December 31, 2020 and 2019.

millions	December 31, 2020	December 31, 2019
Cash and cash equivalents	$2,008	$3,032
Restricted cash and restricted cash equivalents	170	485
Cash and restricted cash included in assets held for sale	—	3
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	16	54
Cash, cash equivalents, restricted cash and restricted cash equivalents	$2,194	$3,574

Total restricted cash and restricted cash equivalents are primarily associated with an international joint venture, a benefits trust for former Anadarko employees and a judicially-controlled account related to a Brazilian tax dispute. Total restricted cash at December 31, 2019 also included payments of future hard-minerals royalties conveyed, the related liability of which was settled in August 2020, see Note 4 - Divestitures and Other Transactions.

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

INCOME TAXES
Occidental files various U.S. federal, state and foreign income tax returns. The impact of changes in tax regulations are reflected when enacted. In general, deferred federal, state and foreign income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Occidental routinely assesses the realizability of its deferred tax assets. If Occidental concludes that it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. Occidental recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through final settlement with a taxing authority. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense (benefit). Occidental uses the flow-through method to account for its investment tax credits. See Note 12 - Income Taxes for more information.

76	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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
The majority of Occidental's receivables are short dated with maturities of less than 60 days with creditworthy counterparties, including refiners, pipelines and resellers. Occidental strives to maintain a strong credit portfolio and there have been no negative indications regarding the collectability of these receivables as of the date of this filing. The adoption of this standard has no material impact. Occidental will continue to assess the risk to its receivables in the future.
In January 2019, Occidental adopted the new lease standard ASC Topic 842 - Leases (ASC 842) using the modified retrospective approach, which did not require restatement of prior year amounts and disclosures. ASC 842 requires Occidental to recognize most leases, including operating leases, on the balance sheet. The new rules require lessees to recognize a right-of-use (ROU) asset and lease liability for all leases with lease terms of more than 12 months. Occidental adopted the standard including adopting the following practical expedients:

■Leases that commenced before the effective date carried forward their historical lease classification;
■Existing or expired land easements as of December 31, 2018, were not reassessed to determine whether or not they contained a lease;
■Leases with a lease term of 12 months or less from lease commencement date are considered short-term leases and not recorded on the Consolidated Balance Sheet; however, the lease expenditures recognized are captured and reported as incurred; and
■For asset classes, except long-term drilling rigs, Occidental elected to account for the lease and non-lease components as a single lease component as the non-lease portions were not significant to separate in determining the lease liability. For long-term drilling rig contracts, Occidental bifurcated the lease and non-lease components using relative fair value as a stand-alone selling price between the asset rental and the services obtained.

For Occidental operations, adoption of ASC 842 resulted in recording of net lease assets and lease liabilities of $772 million as of January 1, 2019. There was no material impact to net income, cash flows, or stockholders’ equity. See Note 8 - Lease Commitments.

OXY 2020 FORM 10-K	77

FINANCIAL STATEMENTS FOOTNOTES

NOTE 3 - THE ACQUISITION

On May 9, 2019, Occidental entered into the Acquisition Agreement with Anadarko. On August 8, 2019, Anadarko’s stockholders voted to approve the Acquisition and it was made effective the same day. The Acquisition added to Occidental’s oil and gas portfolio, primarily in the Permian Basin, DJ Basin and Gulf of Mexico and Algeria and a controlling interest in WES.
In exchange for each share of Anadarko common stock, Anadarko stockholders received $59.00 in cash and 0.2934 of a share of Occidental common stock, plus cash in lieu of any fractional share of Occidental common stock that otherwise would have been issued, based on the average price of $46.31 per share of Occidental common stock on the NYSE on August 8, 2019.
In connection with the Acquisition, Occidental issued $13.0 billion of new senior unsecured notes, $8.8 billion of term loans (the Term Loans) and 100,000 shares of series A preferred stock (the Preferred Stock) with a warrant to purchase 80 million shares of Occidental common stock at an exercise price of $62.50 (the Warrant) for $10 billion. In addition, Occidental increased its existing $3.0 billion RCF by an additional $2.0 billion in commitments. See Note 7 - Long-term Debt and Note 13 - Stockholders’ Equity for additional information.
The Acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. The following table presents the Acquisition consideration paid to Anadarko stockholders as a result of the Acquisition:

millions except per-share amounts	As of August 8, 2019
Total shares of Anadarko common stock eligible for Acquisition consideration	491.6
Cash consideration (per share of common stock and shares underlying Anadarko stock-based awards eligible for Acquisition consideration)	$59.00
Cash portion of Acquisition consideration	$29,002

Total shares of Anadarko common stock eligible for Acquisition consideration	491.6
Exchange ratio (per share of Anadarko common stock)	0.2934
Total shares of Occidental common stock issued to Anadarko stockholders	144
Average share price of Occidental common stock at August 8, 2019	$46.31
Stock portion of Acquisition consideration	$6,679

Acquisition consideration attributable to Anadarko stock-based awards	$23

Total Acquisition consideration	$35,704

78	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The following table sets forth the allocation of the Acquisition consideration. Occidental finalized the purchase price allocation during the 12 month period following the Acquisition date, those measurement period adjustments recorded were immaterial and did not result in a material impact to the statements of operations.

millions	As of August 8, 2019
Fair value of assets acquired:
Current assets	$3,586
Assets held for sale (a)	10,616
Investments in unconsolidated entities	194
Property, plant and equipment	49,125
Other assets	836
Amount attributable to assets acquired	$64,357

Fair value of liabilities assumed:
Current liabilities	$3,467
Liabilities of assets held for sale (a)	2,200
Long-term debt	13,240
Deferred income taxes	8,591
Asset retirement obligations	2,724
Pension and post-retirement obligations	1,072
Non-current derivative liabilities	1,280
Other long-term liabilities	2,323
Amount attributable to liabilities assumed	$34,897

Net assets	$29,460
Fair value of WES net assets acquired less noncontrolling interests (a)	$6,244
Total Acquisition consideration	$35,704
(a)See Note 1 - Summary of Significant Accounting Policies for a discussion for the purchase and sale agreement with Total and for a discussion of the WES investment.

OXY 2020 FORM 10-K	79

FINANCIAL STATEMENTS FOOTNOTES

The following table summarizes the fair value of the major categories of WES assets acquired and liabilities assumed at the Acquisition date as well as the noncontrolling interest, which primarily consisted of the 44.6% limited partner interest in WES owned by the public. The fair value of Occidental’s controlling interest in WES is calculated based on the market capitalization value at the Acquisition date.

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
Onshore undeveloped oil and gas properties were valued primarily using a market approach based on comparable transactions for similar properties while the income approach was utilized for developed oil and gas properties based on underlying reserve projections at the Acquisition date. For the acquired Gulf of Mexico offshore properties, an income approach was used as the primary valuation method based on underlying reserve projections. Income approaches are considered level 3 fair value estimates and include significant assumptions of future production, commodity prices and operating and capital cost estimates, discounted using weighted average cost of capital for industry peers and risk adjustment factors based on reserve category. Price assumptions were based on a combination of market information and published industry resources adjusted for historical differentials. Cost estimates were based on current observable costs inflated based on historical and expected future inflation. Taxes were based on current statutory rates.
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

80	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

approximately $730 million of the WES debt is considered Level 2. The value of derivative instruments was based on observable inputs, primarily forward commodity price and interest rate curves and is considered Level 2.
With the completion of the Acquisition, Occidental acquired proved and unproved properties of approximately $19.1 billion and $27.4 billion, respectively, primarily associated with the Permian Basin, DJ Basin, Gulf of Mexico and Powder River Basin. The remaining $2.5 billion in PP&E consisted of non-oil and gas mineral interests and other real estate assets.
From the date of the Acquisition through December 31, 2019, revenues and the net loss attributable to common stockholders associated with the operations acquired through the Acquisition totaled $4.2 billion and $1.7 billion, respectively, which includes a charge as a result of recording Occidental’s investment in WES at fair value as of December 31, 2019 upon the loss of control.
The following table summarizes the unaudited pro forma condensed financial information of Occidental for the year ended December 31 as if the Acquisition had occurred on January 1, 2018:

	Year ended December 31,
millions except per-share amounts	2019	2018
Revenues	$28,723	$31,206
Net income (loss) attributable to common stockholders (a)	$(769)	$2,965
Net income (loss) attributable to common stockholders per share—basic	$(0.95)	$3.26
Net income (loss) attributable to common stockholders per share—diluted	$(0.95)	$3.25
(a)Excluding the pro-forma results of WES, net income (loss) attributable to common stockholders would be $(1.1) billion and $2.8 billion for the year ended December 31, 2019 and 2018, respectively.

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Acquisition been completed at January 1, 2018, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma information for 2019 is a result of combining the statements of operations of Occidental with the pre-Acquisition results from January 1, 2019 of Anadarko and included adjustments for revenues and direct expenses. The pro forma results exclude results from the held for sale Africa assets, any cost savings anticipated as a result of the Acquisition and the impact of any Acquisition-related costs. The pro forma results include adjustments to DD&A based on the purchase price allocated to property, plant and equipment and the estimated useful lives as well as adjustments to interest expense. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable and the relative effects of the Acquisition are properly reflected.

ANADARKO ACQUISITION-RELATED COSTS
The following table summarizes the Acquisition-related costs incurred for the year ended December 31:

millions	2020	2019
Employee severance and related employee cost	$314	$1,033
Licensing fees for critical seismic data	—	401
Bank, legal, consulting and other	25	213
Total	$339	$1,647

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
The seismic licensing fees relate to relicensing of critical seismic data related to the Gulf of Mexico, Permian Basin and DJ Basin that Anadarko had licensed from third-party vendors. The third-party vendors who own the seismic data required a transfer fee in order for Occidental to use the data.

DEBT ISSUED AND ASSUMED IN CONNECTION WITH THE ACQUISITION
On August 8, 2019, Occidental issued $13.0 billion of new senior unsecured notes, consisting of both floating and fixed rate debt. Occidental also borrowed under the Term Loans, which consist of: (1) a 364-day senior unsecured variable-rate term loan tranche of $4.4 billion and (2) a two-year senior unsecured variable-rate term loan tranche of $4.4 billion. In total,

OXY 2020 FORM 10-K	81

FINANCIAL STATEMENTS FOOTNOTES

the $21.8 billion in debt issued was used to finance part of the cash portion of the purchase price for the Acquisition.
In the Acquisition, Occidental assumed Anadarko debt with an outstanding principal balance of $11.9 billion. In September 2019, Occidental completed its offers to exchange the Anadarko senior notes and debentures assumed as part of the Acquisition for notes of a corresponding series issued by Occidental and cash and related solicitation of consents. Of the approximately $11.9 billion in aggregate principal amount of Anadarko senior notes and debentures offered in the exchange, 97%, or approximately $11.5 billion, were tendered and accepted in the exchange offers. The portion not exchanged, approximately $400 million, remained outstanding.

NOTE 4 - DIVESTITURES AND OTHER TRANSACTIONS
DIVESTITURES AND OTHER TRANSACTIONS
2020
In November 2020 and December 2020, Occidental divested of certain non-core, largely non-operated proved and unproved acreage in the Permian for a loss of approximately $820 million. The losses have been presented within gains (losses) on sale of assets, net in the Consolidated Statement of Operations. The net proceeds were used to pay down near-term maturities.
In October 2020, Occidental entered into an agreement to sell its onshore oil and gas Colombia assets. The transaction closed in December 2020, and Occidental recorded a loss on sale of approximately $353 million. The loss has been presented within gains (losses) on sale of assets, net in the Consolidated Statement of Operations. The net proceeds were used to pay down near-term maturities.
In August 2020, Occidental entered into an agreement to sell approximately 4.5 million mineral acres and 1 million fee surface acres located in Wyoming, Colorado and Utah for approximately $1.33 billion. The transaction closed in October 2020 for net cash proceeds of approximately $1.0 billion, after satisfying $329 million of liabilities associated with the sale of future royalties. Occidental recorded a loss on sale of $440 million. The loss has been presented within gains (losses) on sale of assets, net in the Consolidated Statement of Operations. The net proceeds were utilized to pay down a portion of the 2-year variable rate Term Loan due 2021. See Note 7 - Long-Term Debt for further information.

2019
In December 2019, Occidental disposed of real estate assets for $565 million. Occidental utilized net proceeds to pay down a portion of the Term Loans. Concurrent with the sale, Occidental entered a 13-year lease for part of the real estate assets. Based on the terms of the lease, Occidental treated this as a failed sale-leaseback, retained the related book value in property, plant and equipment and recognized a finance lease of approximately $300 million based on the discounted future minimum lease payments.
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
In September 2019, Occidental sold its remaining equity investment in Plains for net proceeds of $646 million, which resulted in a pre-tax gain of $114 million. The proceeds were used to pay down a portion of the Term Loans.

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
In July 2018, Occidental acquired a previously leased power and steam cogeneration facility for $443 million.
In March 2018, Occidental divested non-core midstream assets for approximately $150 million, resulting in a pre-tax gain of $43 million.

82	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

DISCONTINUED OPERATIONS
The following table presents the amounts reported in discontinued operations, net of income taxes, related to the Ghana assets for the year ended December 31, 2020 and for the Ghana, Mozambique and South Africa assets subsequent to the Acquisition closing date through December 31, 2019:

millions	2020	2019
Revenues and other income
Net sales	$419	$221

Costs and other deductions
Oil and gas lease operating expense	117	45
Fair value adjustment on assets held for sale	2,263	85
Other	48	45
Total costs and other deductions	$2,428	$175

Income (loss) before income taxes	$(2,009)	$46
Income tax benefit (expense)	711	(61)
Discontinued operations, net of tax	$(1,298)	$(15)

The following table presents amounts related to the Ghana assets reported as held for sale in the Consolidated Balance Sheet as of December 31, 2020 and the amounts related to the Mozambique, South Africa and Ghana assets reported as held for sale in the Consolidated Balance Sheet as of December 31, 2019, respectively:

millions	2020	2019
Current assets	$37	$40
Property, plant and equipment, net	1,364	3,720
Long-term receivables and other assets, net	32	110
Assets held for sale	$1,433	$3,870

Current liabilities	$84	$264
Long-term debt, net - finance leases	175	185
Deferred income taxes	328	1,112
Asset retirement obligations	166	155
Other	—	2
Liabilities of assets held for sale	$753	$1,718
Net assets held for sale	$680	$2,152

OXY 2020 FORM 10-K	83

FINANCIAL STATEMENTS FOOTNOTES

ALGERIA OPERATIONS RECLASSIFICATION
The following table presents the amounts previously reported in discontinued operations, net of income taxes, for the year ended December 31, 2019 which was reclassified to continuing operations as a result of Occidental's decision to operate in Algeria.

millions	Year ended December 31, 2019

Revenues and other income
Net sales	$518

Costs and other deductions
Oil and gas lease operating expense	36
Transportation expense	14
Taxes other than on income	133
Depreciation, depletion and amortization	159
Other	9
Total costs and other deductions	351

Income before income taxes	167
Income tax expense	(167)
Net income of Algeria operations, after taxes	$—

The following table presents the amounts previously reported in the Consolidated Balance Sheets as held for sale related to Algeria that were subsequently reclassified as of December 31, 2019:

millions	December 31, 2019
Current assets	$249
Property, plant and equipment, net	1,761
Long-term receivables and other assets, net	146
Total Assets	$2,156

Current liabilities	$188
Non-current liabilities	104
Total Liabilities	$292

NOTE 5 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services such as transportation. Revenue from customers is measured as the amount of consideration Occidental expects to receive in exchange for the delivery of goods or services. Contracts may last from one month to one year or more and may have renewal terms that extend indefinitely at the option of either party. Price is typically based on market indexes. Volumes fluctuate due to production and, in certain cases, customer demand and transportation availability. Occidental records revenue net of certain taxes, such as sales taxes, that are assessed by governmental authorities on Occidental’s customers.
Occidental does not incur significant costs to obtain contracts. Incidental items that are immaterial in the context of the contract are recognized as expenses. Sales of hydrocarbons and chemicals to customers are invoiced and settled on a monthly basis. Occidental is not usually subject to obligations for warranties, rebates, returns or refunds except in the case of customer incentive payments as discussed for the chemical segment below. Occidental does not typically receive payment in advance of satisfying its obligations under the terms of its sales contracts with customers; therefore, liabilities related to such payment are immaterial to Occidental. Occidental does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied

84	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

performance obligations. Revenue expected to be recognized from unsatisfied performance obligations as of December 31, 2020, was $103 million in 2021 and $59 million thereafter with the majority being recognized between 2022 and 2033.

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

MIDSTREAM AND MARKETING SEGMENT
Revenue from pipeline and gas processing is recognized upon the completion of the transportation or processing service. Revenue from power sales is recognized upon delivery. Net marketing revenue is recognized upon completion of contract terms that are a prerequisite to payment and upon title transfer for physical deliveries. Unless the normal purchases and sales exception has been elected, net marketing revenue is classified as a derivative, reported on a net basis, recorded at fair value and changes in fair value are reflected in net sales, and excluded from revenue from customers in the table below.
The following table reconciles revenue from customers to total net sales for the years ended December 31:

millions	2020	2019
Revenue from customers	$17,130	$19,192
All other revenues (a)	679	1,719
Net sales	$17,809	$20,911
(a)Included net marketing derivatives, oil collars and calls and chemical exchange contracts.

OXY 2020 FORM 10-K	85

FINANCIAL STATEMENTS FOOTNOTES

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

millions	United States	Middle East	Latin America	Other International	Eliminations	Total
Year ended December 31, 2020
Oil and gas
Oil	$7,485	$1,949	$454	$—	$—	$9,888
NGL	838	217	—	—	—	1,055
Gas	660	313	13	—	—	986
Other	65	1	—	—	—	66
Segment total	$9,048	$2,480	$467	$—	$—	$11,995
Chemical	$3,524	$—	$137	$65	$—	$3,726
Midstream and marketing
Gas processing	$350	$294	$—	$—	$—	$644
Marketing	1,144	—	—	278	—	1,422
Power and other	101	—	—	—	—	101
Segment total	$1,595	$294	$—	$278	$—	$2,167
Eliminations	$—	$—	$—	$—	$(758)	$(758)
Consolidated	$14,167	$2,774	$604	$343	$(758)	$17,130

Year ended December 31, 2019
Oil and gas
Oil	$8,411	$3,256	$683	$—	$—	$12,350
NGL	658	283	—	—	—	941
Gas	424	319	20	—	—	763
Other	(1)	(5)	—	—	—	(6)
Segment total	$9,492	$3,853	$703	$—	$—	$14,048
Chemical	$3,858	$—	$155	$67	$—	$4,080
Midstream and marketing (a)
Gas processing and CO2	$395	$351	$—	$—	$—	$746
Marketing	436	—	—	—	—	436
WES - Gas processing	1,110	—	—	—	—	1,110
Power and other	36	—	—	—	—	36
Segment total	$1,977	$351	$—	$—	$—	$2,328
Eliminations	$—	$—	$—	$—	$(1,264)	$(1,264)
Consolidated	$15,327	$4,204	$858	$67	$(1,264)	$19,192
(a)The midstream and marketing segment included revenues from customers from WES from the date of the Acquisition to December 31, 2019. See Note 1 - Summary of Significant Accounting Policies for more information.

86	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

NOTE 6 - INVENTORIES

Finished goods primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. Inventories consisted of the following at December 31:

millions	2020	2019
Raw materials	$70	$75
Materials and supplies	848	974
Commodity inventory and finished goods	1,009	572
	1,927	1,621
Revaluation to LIFO	(29)	(40)
Total	$1,898	$1,581

NOTE 7 - LONG-TERM DEBT

At December 31, 2020 and 2019, Occidental’s long-term debt consisted of the following:

millions	2020	2019
4.850% senior notes due 2021	$147	$677
2.600% senior notes due 2021	224	1,500
4.100% senior note due 2021	—	1,249
Variable rate bonds due 2021 (1.193% and 2.854% as of December 31, 2020 and 2019, respectively)	27	500
Variable rate bonds due 2021 (3.151% as of December 31, 2019)	—	500
2-year variable rate Term Loan due 2021 (3.111% as of December 31, 2019)	—	1,956
2.700% senior notes due 2022	629	2,000
3.125% senior notes due 2022	276	814
2.600% senior notes due 2022	101	400
Variable rate bonds due 2022 (1.730% and 3.360% as of December 31, 2020 and 2019, respectively)	1,052	1,500
2.700% senior notes due 2023	927	1,191
8.750% medium-term notes due 2023	22	22
2.900% senior notes due 2024	3,000	3,000
6.950% senior notes due 2024	650	650
3.450% senior notes due 2024	248	248
8.000% senior notes due 2025	500	—
5.875% senior notes due 2025	900	—
3.500% senior notes due 2025	750	750
5.500% senior notes due 2025	750	—
5.550% senior notes due 2026	1,100	1,100
3.200% senior notes due 2026	1,000	1,000
3.400% senior notes due 2026	1,150	1,150
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	500	—
3.000% senior notes due 2027	750	750
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14

OXY 2020 FORM 10-K	87

FINANCIAL STATEMENTS FOOTNOTES

7.150% debentures due 2028	235	235
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	600	—
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior debentures due 2029	116	116
3.500% senior notes due 2029	1,500	1,500
Variable rate bonds due 2030 (4.210% and 1.705% as of December 31, 2020 and 2019, respectively)	68	68
8.875% senior notes due 2030	1,000	—
6.625% senior notes due 2030	1,500	—
6.125% senior notes due 2031	1,250	—
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,750	1,750
Zero Coupon senior notes due 2036	2,269	2,271
6.500% note payable to WES due 2038	—	260
4.300% senior notes due 2039	750	750
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	750	750
4.500% senior notes due 2044	625	625
4.625% senior notes due 2045	750	750
6.600% senior notes due 2046	1,100	1,100
4.400% senior notes due 2046	1,200	1,200
4.100% senior notes due 2047	750	750
4.200% senior notes due 2048	1,000	1,000
4.400% senior notes due 2049	750	750
7.730% debentures due 2096	60	60
7.500% debentures due 2096	78	78
7.250% debentures due 2096	49	49
Total borrowings at face value	$35,235	$37,401
Adjustments to book value:
Unamortized premium, net	748	914
Debt issuance costs	(156)	(125)
Long-term finance leases	316	347
Current finance leases	42	51
Total debt and finance leases	$36,185	$38,588
Less current maturities of financing leases	(42)	(51)
Less current maturities of long-term debt	(398)	—
Long-term Debt, net	$35,745	$38,537

DEBT MATURITIES
At December 31, 2020, future principal payments on long-term debt aggregated approximately $35.2 billion, of which, $398 million is due in 2021, $2.1 billion is due in 2022, $0.9 billion is due in 2023, $3.9 billion is due in 2024, and $27.9 billion is due in 2025 and thereafter.

88	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

DEBT ISSUED, REPAID AND EXCHANGED - 2020
The following table summarizes Occidental’s debt issuances, repurchases, repayments and exchanges for the twelve months ended December 31, 2020:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2019	$37,401
Issuance of July 2020 notes:
8.000% senior notes due 2025	500
8.500% senior notes due 2027	500
8.875% senior notes due 2030	1,000
July tender and purchase:
4.100% senior notes due February 2021	(943)
Variable rate bonds due February 2021	(473)
4.850% senior notes due March 2021	(530)
2.600% senior notes due August 2021	(51)
Issuance of August 2020 notes:
5.875% senior notes due 2025	900
6.375% senior notes due 2028	600
6.625% senior notes due 2030	1,500
August and September tender and purchase:
4.100% senior notes due February 2021	(139)
Variable rate bonds due August 2021	(123)
2.600% senior notes due August 2021	(1,099)
Variable rate bonds due August 2022	(448)
2.600% senior notes due April 2022	(171)
2.700% senior notes due August 2022	(102)
2.700% senior notes due February 2023	(52)
August WES exchange:
6.500% note payable to WES due 2038	(260)
September Term Loan repayment:
2-year variable rate term loan due 2021	(500)
October Term Loan and note repayment:
2-year variable rate bonds due August 2021	(377)
0.00% senior notes due October 2036	(2)
2-year variable rate term loan due September 2021	(1,010)
November Term Loan repayment:
2-year variable rate term loan due September 2021	(232)
Issuance of December 2020 notes:
5.500% senior notes due 2025	750
6.125% senior notes due 2031	1,250
December tender and purchase:
2.600% senior notes due August 2021	(126)
3.125% senior notes due February 2022	(538)
2.600% senior notes due April 2022	(128)
2.700% senior notes due August 2022	(1,269)
2.700% senior notes due February 2023	(212)
December Term Loan and note repayment:
2-year variable rate term loan due September 2021	(214)
4.100% senior notes due February 2021	(167)
Total borrowings at face value as of December 31, 2020	$35,235

OXY 2020 FORM 10-K	89

FINANCIAL STATEMENTS FOOTNOTES

In July, August, and December, 2020, Occidental issued $7.0 billion in senior unsecured notes, in aggregate, with maturities ranging from 2025 to 2031 and used the net proceeds to tender $3.5 billion of 2021, $2.7 billion of 2022 and $264 million of 2023 maturities. In addition, Occidental used proceeds from the sale of mineral and surface acres located in Wyoming, Colorado and Utah; the Colombian asset sale and proceeds from other divestitures and cash on hand to repay $2.5 billion of 2021 and $2 million of 2036 maturities.
In August 2020, Occidental exchanged approximately 27.9 million WES common units to retire a $260 million note payable to WES, resulting in a net loss of $46 million, which includes a $76 million gain on debt extinguished associated with an unamortized premium on the note payable to WES. This net loss on exchange has been presented in (losses) gains on sale of assets, net in the Consolidated Statement of Operations.
Interest on the notes issued in July 2020 will be paid semi-annually on July 15 and January 15 of each year, commencing on January 15, 2021. Interest on the notes issued in August 2020 will be paid semi-annually on September 1 and March 1 of each year, commencing on March 1, 2021. Interest on the December 2025 notes issued in December 2020 will be paid semi-annually on June 1 and December 1 of each year, commencing on June 1, 2021. Interest on the January 2031 notes issued in December 2020 will be paid semi-annually on July 1 and January 1 of each year, commencing on July 1, 2021.

REVOLVING CREDIT FACILITY
In March 2020, Occidental amended the sole financial covenant in its RCF by revising the definition of “Total Capitalization” to exclude any non-cash write downs, impairments and related charges occurring after September 30, 2019.
On June 30, 2019, Occidental entered into an amendment to its existing $3.0 billion RCF pursuant to which, among other things, the commitments under the RCF were increased to $5.0 billion at the closing of the Acquisition. Borrowings under the RCF bear interest at various benchmark rates, including LIBOR, plus a margin based on Occidental’s senior debt ratings. The facility has similar terms to other debt agreements and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental’s ability to borrow, or that would permit lenders to terminate their commitments or accelerate debt repayment. The facility provides for the termination of loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur. Occidental has not drawn down any amounts under the RCF. In 2020, Occidental paid average annual facility fees of 0.275% on the total commitment amount.

ZERO COUPON NOTES DUE 2036
The Zero Coupons have an aggregate principal amount due at maturity of approximately $2.3 billion, reflecting an accretion rate of 5.24%. The Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2021, which, if put in whole, would be $1.0 billion at such date. Occidental has the ability and intent to refinance these obligations under the RCF or other committed facilities.

DEBT GUARANTEES
As of December 31, 2020, and 2019, Occidental had provided limited recourse guarantees of approximately $242 million, primarily related to Dolphin Energy Limited’s debt, which are limited to certain political and other events.

FAIR VALUE OF DEBT
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair values of Occidental’s debt at December 31, 2020, and 2019, substantially all of which were classified as Level 1, were approximately $33.8 billion and $38.8 billion, respectively. Occidental’s exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not material. As of December 31, 2020, and 2019, variable-rate debt constituted approximately 3% and 12% of Occidental’s total debt, respectively.

DEBT RATINGS
In connection with the Senior Notes Offerings, Occidental's long-term debt credit ratings were reviewed by the three major rating agencies. As of December 31, 2020, Occidental’s long-term debt was rated BB by Fitch Ratings, Ba2 by Moody’s Investors Service and BB- by Standard and Poor’s. Any additional downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.
As of the date of this filing, Occidental has provided required financial assurances through a combination of cash, letters of credit and surety bonds and has not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item IA of this Form 10-K.

90	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

NOTE 8 - LEASE COMMITMENTS

Occidental identifies leases through its accounts payable and contract monitoring process. Since the adoption of ASC 842, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The ROU assets include the discounted obligation in addition to any upfront payments or costs incurred during the contract execution of the lease and amortized on a straight-line basis over the course of the lease term. Except for leases with explicitly defined contract terms, Occidental utilizes judgment to assess likelihood of renewals, terminations and purchase options, in order to determine the lease term. Occidental uses the incremental borrowing rate at commencement date to determine the present value of lease payments. The incremental borrowing rate equates to the rate of interest that Occidental would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain leases include variable lease payments which are over and above the minimum lease liability used to derive the ROU asset and lease liability and are based on the underlying asset’s operations. These variable lease costs are reported in the lease cost classification table.
Occidental’s operating lease agreements include lease liability for oil and gas exploration and development equipment, including offshore and onshore drilling rigs of $45 million, compressors of $140 million, storage facilities of $253 million, office space $406 million and other field equipment of $57 million, which are recorded gross on the Consolidated Balance Sheet and in the lease cost disclosures below. Contract expiration terms generally range from two to eight years. Further, actual expenditures are netted against joint-interest recoveries on the income statement through the normal joint-interest billing process. Occidental’s leases also include pipelines, rail cars, easements, aircraft and real estate of $213 million, which typically are not associated with joint-interest recoveries. Real estate and rail cars leases have contract expiration terms ranging from one to 13 years.
Occidental’s finance lease agreements include leases for oil and gas exploration and development equipment, as well as real estate offices, compressors and field equipment of approximately $358 million. The following table presents lease balances and their location on the Consolidated Balance Sheet at December 31, 2020 and 2019:

millions	Balance sheet location	2020	2019
Assets:
Operating	Operating lease assets	$1,062	$1,411
Finance	Property, plant and equipment	365	397
Total lease assets		$1,427	$1,808

Liabilities:
Current
Operating	Current operating lease liabilities	$473	$579
Finance	Current maturities of long-term debt	42	51
Non-current
Operating	Deferred credits and other liabilities - Operating lease liabilities	641	872
Finance	Long-term debt, net	316	347
Total lease liabilities		$1,472	$1,849

At December 31, 2020, Occidental’s leases expire based on the following schedule:

millions	Operating Leases (a)	Finance Leases (b)	Total
2021	$456	$44	$500
2022	182	43	225
2023	108	41	149
2024	87	46	133
2025	71	30	101
Thereafter	385	231	616
Total lease payments	1,289	435	1,724
Less: Interest	(175)	(77)	(252)
Total lease liabilities	$1,114	$358	$1,472
(a)The weighted-average remaining lease term is 6.2 years and the weighted-average discount rate is 4.73%.
(b)The weighted-average remaining lease term is 10.6 years and the weighted-average discount rate is 3.47%.

OXY 2020 FORM 10-K	91

FINANCIAL STATEMENTS FOOTNOTES

The following tables present Occidental’s total lease cost and classifications, as well as cash paid for amounts included in the measurement of operating and finance lease liabilities for the years ended December 31:

millions
Lease cost classification (a)	2020	2019
Operating lease costs (b)
Property, plant and equipment, net	$197	$449
Operating expense and cost of sales	557	391
Selling, general and administrative expenses	107	92
Finance lease cost
Amortization of ROU assets	29	19
Interest on lease liabilities	14	2
Total lease cost	$904	$953
(a)Amounts reflected are gross before joint-interest recoveries.
(b)Included short-term lease cost of $207 million and $404 million and variable lease cost of $95 million and $162 million for the years ended December 31, 2020 and 2019, respectively.

millions	2020	2019
Operating cash flows	$506	$262
Investing cash flows	$89	$112
Financing cash flows (a)	$29	$19
(a)Excludes cash received of approximately $300 million associated with a failed sale-leaseback in 2019, see Note 4 - Divestitures and Other Transactions.

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

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of December 31, 2020, Occidental’s derivatives not designated as hedges consist of oil call options, natural gas collars, interest rate swaps and marketing derivatives.
Derivative instruments that are derivatives not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

COLLARS AND OIL CALL OPTIONS
In 2019, Occidental entered into 2020 Brent-priced 3-way collars combined with 2021 call options on the same volume to manage its near-term exposure to cash flow variability from oil price risks in 2020. The 2021 call options were sold to enhance the upside retention in 2020. In 2020, management elected to hedge a portion of Occidental’s expected 2021 natural gas production to enhance cash flow stability. The majority of the collars settled in 2020 with the receipt of cash of $960 million. The remaining $52 million settled in 2021.The 2021 call options were entered into to substantially improve the terms for the ceiling price that Occidental received for the contracted commodity volumes in 2020.
In September, 2020, Occidental entered into natural gas two-way collar derivative instruments for 2021 to manage its near-term exposure to cash flow variability from natural gas price risk. A two-way collar is a combination of two options: a

92	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

sold call and a purchased put. The sold call establishes the ceiling price that Occidental will receive for the contracted commodity volume for a defined period of time. The purchased put establishes the floor price that Occidental will receive for the contracted volumes. Net gains and losses associated with collars and calls are recognized currently in net sales.
Occidental had the following collars and calls outstanding at December 31, 2020:

Collars and Calls, not designated as hedges
2021 Settlement - oil
Call options sold (MMbbl)	127.8
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16

2021 Settlement - natural gas
Natural Gas Collars (millions of MMbtu)	177.0
Volume weighted average price per MMbtu (NYMEX)
Ceiling sold price (call)	$3.64
Floor purchased price (put)	$2.50

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
Occidental had the following outstanding interest rate swaps at December 31, 2020:

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
Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. Due to the liability position of the interest rate derivatives at the date of the Acquisition, the interest rate derivatives in Occidental’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization or cash payments related to interest rate derivatives are classified as cash flow from financing activities. Net cash payments related to settlements were $93 million for the twelve months ended December 31, 2020. Collateral with respect to interest rate swap agreements was paid in the amount of $270 million for the twelve months ended December 31, 2020.

MARKETING DERIVATIVES
Occidental’s marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. A substantial majority of Occidental’s physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. These instruments settle at a weighted-average contract price of $46.05 per barrel and $2.58 per Mcf for oil and natural gas, respectively, at December 31, 2020. The weighted-average contract price was $60.60 per barrel and $2.17 per Mcf for oil and natural gas, respectively, at December 31, 2019. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.

OXY 2020 FORM 10-K	93

FINANCIAL STATEMENTS FOOTNOTES

The following table summarizes net long/(short) volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments as of December 31, 2020, and 2019:

	2020	2019
Oil Commodity Contracts
Volume (MMbbl)	(31)	55
Natural gas commodity contracts
Volume (Bcf)	(117)	(128)

THE BERKSHIRE WARRANTS
Warrants for 80 million shares of Occidental stock, with an initial exercise price of $62.50, were issued in connection with the financing of the Acquisition (the Berkshire Warrants). The Berkshire Warrants are exercisable at the holder’s option, in whole or in part, until the first anniversary of the date on which no shares of Preferred Stock remain outstanding, at which time the Berkshire Warrants expire. The holders of the Berkshire Warrants could have required net cash settlement if certain shareholder and regulatory approvals to issue shares of Occidental’s common stock underlying the Berkshire Warrants were not obtained. Prior to these approvals, the fair value of the Berkshire Warrants was remeasured each reporting date with gains and losses being recorded on the income statement.
At Occidental’s May 29, 2020 annual shareholders meeting, all remaining approvals were obtained and the Berkshire Warrants can no longer be cash settled. Upon these approvals, the fair value of the Berkshire Warrants was remeasured at May 29, 2020, using the Black-Scholes option model. The reclassification from liabilities to “Additional paid-in capital” was $103 million.
The following inputs were used in the Black-Scholes option model: the expected life of the Berkshire Warrants, a volatility factor and the exercise price. The expected life is based on the estimated term of the Berkshire Warrants, the volatility factor is based on historical volatilities of Occidental common stock and the initial exercise price of $62.50.
The Berkshire Warrants contain an anti-dilution provision that adjusts the exercise price and the number of shares of Occidental’s common stock issuable on exercise upon the occurrence of certain distributions to common shareholders. On June 26, 2020, Occidental’s Board of Directors declared a distribution to its common shareholders of warrants to purchase additional shares of common stock, See Note 13 - Stockholders’ Equity. This distribution to common shareholders resulted in an anti-dilution adjustment to the Berkshire Warrants, which lowered its exercise price to $59.624 and increased the number of shares of Occidental’s common stock issuable on exercise of the Berkshire Warrants by approximately 3.9 million shares.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS
Net gains and losses attributable to derivative instruments subject to cash flow hedge accounting reside in accumulated other comprehensive loss and are reclassified to earnings as the transactions to which the derivatives relate, primarily interest expense on debt issued to partially finance the Acquisition, are recognized in earnings.

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

94	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

millions	Fair Value Measurements Using				Total Fair Value
Balance Sheet Classification	Level 1	Level 2	Level 3	Netting (a)
December 31, 2020
Collars and Calls
Other current assets	$—	$25	$—	$—	$25
Accrued liabilities	—	(42)	—	—	(42)
Marketing Derivatives
Other current assets	1,155	80	—	(1,204)	31
Long-term receivables and other assets, net	7	2	—	(7)	2
Accrued liabilities	(1,252)	(81)	—	1,204	(129)
Deferred credits and other liabilities - other	(7)	—	—	7	—
Interest Rate Swaps
Accrued liabilities	—	(936)	—	—	(936)
Deferred credits and other liabilities - other	—	(822)	—	—	(822)

December 31, 2019
Collars and Calls
Other current assets	$—	$92	$—	$—	$92
Deferred credits and other liabilities - other	—	(160)	—	—	(160)
Marketing Derivatives
Other current assets	945	79	—	(973)	51
Long-term receivables and other assets, net	4	12	—	(4)	12
Accrued liabilities	(1,008)	(44)	—	973	(79)
Deferred credits and other liabilities - other	(4)	(1)	—	4	(1)
Interest Rate Swaps
Other current assets	—	5	—	—	5
Long-term receivables and other assets, net	—	5	—	—	5
Accrued liabilities	—	(657)	—	—	(657)
Deferred credits and other liabilities - other	—	(776)	—	—	(776)
Berkshire Warrants
Deferred credits and other liabilities - other	—	(107)	—	—	(107)
(a)These amounts do not include collateral. As of December 31, 2020, $374 million of collateral has been netted against derivative liabilities related to interest rate swaps. Occidental had $85 million and $65 million of initial margin deposited with brokers as of December 31, 2020 and 2019, respectively, related to marketing derivatives.

OXY 2020 FORM 10-K	95

FINANCIAL STATEMENTS FOOTNOTES

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and (losses) related to Occidental’s derivative instruments on the Consolidated Statements of Operations:

millions	December 31,
Income Statement Classification	2020	2019	2018

Collars and Calls
Net sales	$1,064	$(107)	$—
Marketing Derivatives
Net sales (a)	(393)	1,804	2,254
Interest Rate Swaps (Excluding WES)
Gains (losses) on interest rate swaps and warrants, net	(428)	122	—
Other (b)
Gains on interest rate swaps and warrants, net	5	111	—
(a)Includes derivative and non-derivative marketing activity.
(b)Primarily includes losses and gains on Berkshire Warrants prior to the May 29, 2020 reclassification to equity.

CREDIT RISK
The majority of Occidental’s counterparty credit risk is related to the physical delivery of energy commodities to its customers and their inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Occidental also enters into futures contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk as a significant portion of these transactions settle on a daily margin basis.
Certain of Occidental’s OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed at December 31, 2020 was $104 million (net of $374 million collateral), primarily related to acquired interest rate swaps, and $787 million (net of $169 million of collateral) existed at December 31, 2019.

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

ENVIRONMENTAL REMEDIATION
As of December 31, 2020, Occidental participated in or monitored remedial activities or proceedings at 170 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of December 31, 2020 and 2019, the current portion of which is included in accrued liabilities ($123 million in 2020 and $162 million in 2019) and the remainder in deferred credits and other liabilities - environmental remediation liabilities ($1.03 billion in 2020 and $1.04 billion in 2019).
Occidental’s environmental remediation sites are grouped into four categories: NPL sites listed or proposed for listing by the EPA on the CERCLA NPL and three categories of non-NPL sites — third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

96	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

	2020		2019
millions, except number of sites	Number of Sites	Remediation Balance	Number of Sites	Remediation Balance
NPL sites	35	$447	36	$463
Third-party sites	69	293	74	311
Occidental-operated sites	17	144	17	154
Closed or non-operated Occidental sites	49	267	50	269
Total	170	$1,151	177	$1,197

As of December 31, 2020, Occidental’s environmental liabilities exceeded $10 million each at 19 of the 170 sites described above, and 96 of the sites had liabilities from $0 to $1 million each. As of December 31, 2020, two sites — the Diamond Alkali Superfund Site and a former chemical plant in Ohio (both of which are indemnified by Maxus Energy Corporation, as discussed further below) — accounted for 92% of its liabilities associated with NPL sites. 17 of the 35 NPL sites are indemnified by Maxus.
Five of the 69 third-party sites — a Maxus-indemnified chrome site in New Jersey, a former copper mining and smelting operation in Tennessee, a former oil field and a landfill in California and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for 76% of Occidental’s liabilities associated with these sites. 9 of the 69 third-party sites are indemnified by Maxus.
Five sites — oil and gas operations in Colorado and chemical plants in Kansas, Louisiana, New York and Texas — accounted for 70% of the liabilities associated with the Occidental-operated sites. Seven other sites — a landfill in Western New York, a former refinery in Oklahoma, former chemical plants in California, Michigan, Tennessee and Washington and a closed coal mine in Pennsylvania — accounted for 70% of the liabilities associated with closed or non-operated Occidental sites.
Environmental remediation liabilities vary over time depending on factors such as acquisitions or divestitures, identification of additional sites and remedy selection and implementation. Occidental recorded environmental remediation expenses of $36 million, $112 million and $47 million for the years ended December 31, 2020, 2019, and 2018, respectively. Environmental remediation expenses primarily relate to changes to existing conditions from past operations. Based on current estimates, Occidental expects to expend funds corresponding to approximately 45% of the year-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those amounts currently recorded for environmental remediation for all of its environmental sites could be up to $1.1 billion.

MAXUS ENVIRONMENTAL SITES
When Occidental acquired Diamond Shamrock Chemicals Company (DSCC) in 1986, Maxus agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Site.
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
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and remediation called for in the AOC and the ROD, as well as for certain other Maxus-indemnified sites. Occidental's accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC, the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2018, Occidental filed a complaint under CERCLA in Federal District Court in the State of New Jersey against numerous potentially responsible parties for reimbursement of amounts incurred or to be incurred to comply with the AOC, the ROD, or to perform other remediation activities at the Site.
In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation (Plan) to liquidate Maxus and create a trust to pursue claims against current and former parents YPF and each of its respective subsidiaries and affiliates (YPF) and Repsol, S.A. and each of its respective subsidiaries and affiliates (Repsol), as well as others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan became final and the trust became effective. The trust is pursuing claims against YPF, Repsol and others and is expected to

OXY 2020 FORM 10-K	97

FINANCIAL STATEMENTS FOOTNOTES

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
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for environmental remediation, that satisfy this criteria as of December 31, 2020 and 2019, were not material to Occidental’s Consolidated Balance Sheets.
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
In August 2019, Sanchez Energy Corporation and certain of its affiliates (Sanchez) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Sanchez is a party to agreements with Anadarko as a result of its 2017 purchase of Anadarko's Eagle Ford Shale assets. Sanchez is attempting to reject some of the agreements related to the purchase of Anadarko’s Eagle Ford Shale assets. If Sanchez is permitted to reject certain of those agreements, then Anadarko may owe deficiency payments to various third parties. Occidental intends to defend vigorously any attempt by Sanchez to reject the agreements. Occidental expects a ruling on Sanchez's purported contract rejection in the first half of 2021.
On May 26, 2020, a putative securities class action captioned City of Sterling Heights General Employees’ Retirement System, et al. v. Occidental Petroleum Corporation, et al., No. 651994/2020 (City of Sterling), was filed in the Supreme Court of the State of New York. The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the Securities Act), based on alleged misstatements in the Securities Act filings, including the registration statement filed in connection with the Anadarko Acquisition and Occidental’s related issuance of common stock and debt securities offerings that took place in August 2019. The lawsuit was filed against Occidental, certain current and former officers and directors and certain underwriters of the debt securities offerings and seeks damages in an unspecified amount, plus attorneys’ fees and expenses. Two additional putative class actions were filed in the same court (together with City of Sterling, the State Cases) and the State Cases were consolidated into In re Occidental Petroleum Corporation Securities Litigation, No. 651830/2020. Occidental intends to vigorously defend itself in all respects in regard to the State Cases.
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

98	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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
For Anadarko, its taxable years through 2014 and tax year 2016 for U.S. federal and state income tax purposes have been audited by the IRS and respective state taxing authorities. There are outstanding significant audit matters in one foreign jurisdiction. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Other than the matter discussed below, Occidental believes that the resolution of these outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.
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
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event Occidental would be required to repay approximately $925 million ($898 million in federal taxes and $27 million in state taxes) plus accrued interest of approximately $255 million. A liability for this amount plus interest is included in deferred credits and other liabilities-other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2020, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

PURCHASE OBLIGATIONS AND COMMITMENTS
Occidental, its subsidiaries, or both, have entered into agreements providing for future payments, primarily to secure terminal and pipeline capacity, and also for drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. At December 31, 2020, total purchase obligations were $13.2 billion, which included approximately $2.8 billion in 2021, $4.4 billion in 2022 and 2023, $3.0 billion in 2024 and 2025, and $3.0 billion in 2026 and thereafter.

OXY 2020 FORM 10-K	99

FINANCIAL STATEMENTS FOOTNOTES

NOTE 12 - INCOME TAXES

The following summarizes domestic and foreign components of income (loss) from continuing operations before domestic and foreign income taxes for the years ended December 31:

millions	2020	2019	2018
Domestic	$(15,322)	$(1,632)	$3,431
Foreign	(383)	1,986	2,177
Total	$(15,705)	$354	$5,608

The following summarizes components of income tax expense (benefit) on continuing operations for the years ended December 31:

millions	2020	2019	2018
Current
Federal	$(126)	$33	$(23)
State and Local	6	46	52
Foreign	465	1,809	1,077
Total current tax expense	$345	$1,888	$1,106
Deferred
Federal	(2,384)	(130)	422
State and Local	(103)	17	12
Foreign	(30)	(914)	(63)
Total deferred tax expense (benefit)	$(2,517)	$(1,027)	$371
Total income tax expense (benefit)	$(2,172)	$861	$1,477

The following reconciliation of the U.S federal statutory income tax rate to Occidental’s worldwide effective tax rate on income from continuing operations for the years ended December 31 is stated as a percentage of income (loss) from continuing operations before income taxes:

	2020	2019	2018
U.S. federal statutory tax rate	21%	21%	21%
Enhanced oil recovery credit and other general business credits	—	(2)	(3)
Goodwill impairment	(3)	—	—
Tax benefit due to reversal of indefinite reinvestment assertion	—	—	(2)
Tax impact from foreign operations	(4)	135	11
State income taxes, net of federal benefit	—	14	1
Uncertain tax positions	—	7	—
Transaction costs	—	10	—
Non-controlling interest	—	(8)	—
Executive compensation limitation	—	12	—
Stock warrants	—	(5)	—
WES loss of control	—	58	—
Other	—	1	(2)
Worldwide effective tax rate	14%	243%	26%

In 2020, Occidental’s worldwide effective tax rate was 14%, which was largely a result of the impairment of the WES goodwill and certain international assets for which Occidental received no tax benefit and higher-taxed foreign operations which generally caused Occidental’s tax rate to vary significantly from the U.S. corporate tax rate.

100	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The tax effects of temporary differences resulting in deferred income taxes at December 31, 2020, and 2019 were as follows:

millions	2020	2019
Deferred tax liabilities
Property, plant and equipment differences	$(10,744)	$(12,375)
Equity investments, partnerships and foreign subsidiaries	(658)	(989)
Gross long-term deferred tax liabilities	(11,402)	(13,364)

Deferred tax assets
Environmental reserves	257	261
Postretirement benefit accruals	398	441
Deferred compensation and benefits	186	266
Asset retirement obligations	942	906
Foreign tax credit carryforwards	4,465	4,379
General business credit carryforwards	607	443
Net operating loss carryforward	1,797	692
Interest expense carryforward	668	492
All other	720	782
Gross long-term deferred tax assets	10,040	8,662
Valuation allowance	$(5,695)	$(4,959)
Net long-term deferred tax assets	$4,345	$3,703
Total deferred income taxes, net	$(7,057)	$(9,661)
Less: foreign deferred tax asset in long-term receivables and other assets, net	$(56)	$(56)
Total deferred income taxes	$(7,113)	$(9,717)

Total deferred tax assets, after valuation allowances, were $4.3 billion and $3.7 billion as of December 31, 2020, and 2019, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The total deferred tax liabilities were $11.4 billion and $13.4 billion as of December 31, 2020 and 2019, respectively. The decrease in net deferred tax liability in 2020 over 2019 is primarily driven by domestic asset impairments for which Occidental does not receive an immediate tax benefit as well as an increase in net operating loss carryforwards.
As of December 31, 2020, Occidental had foreign tax credit carryforwards of $4.5 billion, federal general business credits carryforwards of $607 million and state tax credit carryforwards of $39 million. Occidental has recorded a valuation allowance for $4.4 billion of the foreign tax credit carryforwards and $30 million of the state tax credit carryforwards.
As of December 31, 2020, Occidental had tax-effected federal net operating loss carryforwards of $631 million, foreign net operating loss carryforwards of $850 million and state operating loss carryforwards of $316 million. The carryforward balances have varying carryforward periods through 2040, excluding certain attributes for which there is an indefinite carryforward period. A valuation allowance was recorded for $251 million of the tax-effected state net operating loss carryforwards and $795 million of the tax-effected foreign net operating loss carryforwards. Occidental has an additional valuation allowance of $145 million against other foreign deferred tax assets.
Occidental had a tax-effected federal interest expense carryforward of $569 million and tax-effected state interest expense carryforward of $99 million as of December 31, 2020. Occidental recorded a valuation allowance for $64 million of the state interest expense carryforward.
A deferred tax liability has not been recognized for temporary differences related to unremitted earnings of certain consolidated international subsidiaries aggregating approximately $930 million at December 31, 2020, as it is Occidental’s intention to reinvest such earnings indefinitely. If the earnings of these international subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $214 million would be required.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

OXY 2020 FORM 10-K	101

FINANCIAL STATEMENTS FOOTNOTES

millions	2020	2019	2018
Balance at January 1	$2,173	$—	$22
Increase related to Anadarko Acquisition	—	2,143	—
Increases related to current-year positions	14	30	—
Settlements	(42)	—	(22)
Reductions for tax positions of prior years	(100)	—	—
Balance at December 31	$2,045	$2,173	$—

The December 31, 2020 balance of unrecognized tax benefits of $2.0 billion included potential benefits of $2.0 billion of which, if recognized, $1.6 billion would affect the effective tax rate on income. Also included are benefits of $84 million related to tax positions for which the ultimate deductibility is highly certain, but the timing of such deductibility is uncertain. Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income taxes. During 2020, Occidental recorded interest related to liabilities for unrecognized tax benefits of $67 million, for a cumulative accrued interest related to liabilities for unrecognized tax benefits of $263 million as of December 31, 2020. There were no interest and penalties associated with liabilities for unrecognized tax benefits recorded for the years ended December 31, 2020 and 2019. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $70 million to $80 million due to settlements with taxing authorities or lapse in statutes of limitation.
Occidental recognized $110 million and $86 million in federal and state income tax receivables at December 31, 2020, and 2019, respectively, which was recorded in other current assets. In addition, Occidental recognized $24 million in receivables associated with audits and $36 million in federal alternative minimum tax non-current receivables at December 31, 2020 and 2019, respectively, both of which were recorded in long-term receivables and other assets, net.
Occidental is subject to audit by various tax authorities in varying periods. See Note 11 - Lawsuits, Claims, Commitments and Contingencies for a discussion of these matters.

102	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

NOTE 13 - STOCKHOLDERS’ EQUITY

The following is a summary of common stock issuances:

Shares in thousands	Common Stock
Balance, December 31, 2017	893,469
Issued	1,628
Options exercised and other, net	19
Balance, December 31, 2018	895,116
Issued	3,188
Issued as part of the Acquisition (a)	146,131
Balance, December 31, 2019	1,044,435
Issued	36,130
Options exercised and other, net	—
Balance, December 31, 2020	1,080,565
(a)Included approximately 2 million shares of common stock issued to a benefits trust for former Anadarko employees treated as treasury stock at December 31, 2019. These shares were sold from the trust in the first quarter of 2020.

TREASURY STOCK
The total number of shares authorized for Occidental’s share repurchase program is 185 million shares of which 44.2 million may yet be purchased under the repurchase program. However, the program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time. In 2020, no shares were purchased under the program. In 2019, 2.7 million shares were purchased at an average price of $66.94. In 2018, 16.9 million shares were purchased at an average price of $74.92. Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan in 2020 and 2018. As of December 31, 2020, 2019 and 2018, treasury stock shares numbered 149.1 million, 150.3 million and 145.7 million, respectively.

PREFERRED STOCK
In connection with the Acquisition, Occidental issued 100,000 shares of series A preferred stock (the Preferred Stock), having a face value of $100,000 per share and a liquidation preference of $105,000 per share plus unpaid accrued dividends. In connection with the preferred stock issuance, Occidental also issued the Warrant. The holder of the Warrant and the Preferred Stock may redeem the Preferred Stock as payment for the exercise price of the Warrant in lieu of cash payment upon exercise. The Preferred Stock is redeemable at Occidental’s option after the 10th anniversary of issuance. Dividends on the Preferred Stock will accrue on the face value at a rate per annum of 8%, but will be paid only when, as and if declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum.
If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. In March and June 2020, the Board of Directors elected to declare its quarterly dividend on the Preferred Stock in shares of common stock. In accordance with the Certificate of Designations, the number of shares issued was calculated based on 90 percent of the average of the volume weighted average price over each of the 10 consecutive trading days following the dividend declaration date. In April and July 2020, Occidental issued approximately 17.3 million and 11.6 million shares, respectively, of common stock to the holders of the Preferred Stock. In October 2020 and January 2021, Occidental paid $200 million cash in Preferred Stock dividends for the Q3 and Q4 dividends, respectively.
At December 31, 2020 and 2019, Occidental had 100,000 shares of preferred stock issued and outstanding, and none were outstanding in 2018.

COMMON STOCK WARRANTS
On June 26, 2020, the Board of Directors declared a distribution of warrants to holders of Occidental common stock, at a rate of 0.125 warrants per share of Occidental common stock (the Common Stock Warrants). Occidental issued approximately 116 million Common Stock Warrants on August 3, 2020 to holders of record of outstanding shares of Occidental’s common stock as of the close of business on July 6, 2020, and pursuant to Occidental’s outstanding equity-based incentive awards in connection with anti-dilution adjustments resulting from such distribution. The Common Stock Warrants have an exercise price of $22.00 per share and will expire on August 3, 2027. The Common Stock Warrants are listed on the New York Stock Exchange and trade under the symbol "OXY WS".

OXY 2020 FORM 10-K	103

FINANCIAL STATEMENTS FOOTNOTES

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

EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the years ended December 31:

millions except per share amounts	2020	2019	2018
Income (loss) from continuing operations	$(13,533)	$(507)	$4,131
Loss from discontinued operations	(1,298)	(15)	—
Net income (loss)	$(14,831)	$(522)	$4,131
Less: Net income attributable to noncontrolling interest	—	(145)	—
Less: Preferred stock dividends	(844)	(318)	—
Net income (loss) attributable to common stock	$(15,675)	$(985)	$4,131
Less: Net income allocated to participating securities	—	—	(17)
Net income (loss), net of participating securities	$(15,675)	$(985)	$4,114
Weighted-average number of basic shares	918.7	809.5	761.7
Basic earnings (loss) per common share	$(17.06)	$(1.22)	$5.40
Net income (loss), net of participating securities	$(15,675)	$(985)	$4,114
Weighted-average number of basic shares	918.7	809.5	761.7
Dilutive securities	—	—	1.6
Total diluted weighted-average common shares	918.7	809.5	763.3
Diluted earnings (loss) per common share	$(17.06)	$(1.22)	$5.39

ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisted of the following after-tax amounts at December 31:

millions	2020	2019
Foreign currency translation adjustments	$(6)	$(7)
Losses on derivatives	(119)	(122)
Pension and postretirement adjustments (a)	(163)	(92)
Total	$(288)	$(221)
(a)See Note 15 - Retirement and Postretirement Benefit Plans for further information.

NOTE 14 - STOCK-BASED INCENTIVE PLANS

Occidental issues stock-based awards to employees in accordance with the terms of the shareholder approved 2015 Long-Term Incentive Plan. An aggregate of 133 million shares of Occidental common stock were authorized for issuance and approximately 11.6 million shares had been allocated to employee awards through December 31, 2020. As of December 31, 2020, approximately 88.3 million shares were available for grants of future awards. The plan requires each share covered by an award (other than options) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than 88.3 million depending on the type of award granted, and shares available for future awards may increase by the number of shares that are forfeited, canceled, or correspond to the portion of any stock-based awards settled in cash, including awards that were issued under a previous plan that remain outstanding. Current outstanding awards include RSUs, stock options, CROCEIs and TSRIs.
During 2020, non-employee directors were granted awards for 144,603 shares of common stock. Compensation expense for these awards was measured using the closing quoted market price of Occidental’s common stock on the grant date and was fully recognized at that time.

104	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

For the year ended December 31, 2020, Occidental incurred expenses of $202 million related to stock-based incentive plans, of which $59 million was related to the Acquisition. For the year ended December 31, 2019, expense related to stock-based incentive plans was $208 million of which $31 million was related to the Acquisition. For the year ended December 31, 2018, Occidental incurred expenses of $180 million related to stock-based incentive plans. The income tax benefit associated with this expense was $42 million, $43 million and $47 million in the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, unrecognized compensation expense for all unvested stock-based incentive awards was $254 million. This expense is expected to be recognized over a weighted-average period of 1.7 years. Occidental accounts for forfeitures as they occur.

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

CASH-SETTLED RSU LIABILITY AWARDS
The weighted-average, grant-date fair values of cash-settled RSUs granted in 2020, 2019 and 2018 were $40.86, $42.62 and $75.86 per share, respectively. Cash-Settled RSUs resulted in payments of $3 million, $4 million and $18 million, during the years ended December 31, 2020, 2019 and 2018, respectively.

STOCK-SETTLED RSU EQUITY AWARDS
The weighted-average, grant-date fair values of the stock-settled RSUs granted in 2020, 2019, and 2018 were $41.60, $58.73 and $69.87, respectively. The fair value of RSUs settled in shares during the years ended December 31, 2020, 2019 and 2018 was $62 million, $148 million and $109 million, respectively.

A summary of changes in Occidental’s unvested cash- and stock-settled RSUs during the year ended December 31, 2020, is presented below:

	Cash-Settled		Stock-Settled
thousands, except fair values	RSUs	Weighted-Average Grant-Date Fair Value	RSUs	Weighted-Average Grant-Date Fair Value
Unvested at January 1	4,347	$43.46	4,395	$65.88
Granted	1,500	$40.86	4,299	$41.60
Vested	(114)	$61.61	(2,328)	$64.19
Forfeitures	(276)	$42.68	(510)	$48.89
Unvested at December 31	5,457	$42.41	5,856	$50.21

TSRIs
Certain executives are awarded TSRIs that vest at the end of a three-year period following the grant date. Payout is based upon Occidental’s absolute total shareholder return and performance relative to its peers. TSRIs have payouts that range from 0% to 200% of the target award and settle in stock once certified. Dividend equivalents for TSRIs are accumulated and paid upon certification of the award. The fair value of TSRIs settled in shares during the years ended December 31, 2020, 2019 and 2018 was $9 million, $4 million and $12 million, respectively.
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

OXY 2020 FORM 10-K	105

FINANCIAL STATEMENTS FOOTNOTES

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of TSRIs were as follows:

	TSRIs
	2020	2019	2018
Assumptions used:
Risk-free interest rate	1.4%	2.5%	2.3%
Volatility factor	26%	22%	24%
Expected life (years)	3	3	3
Grant-date fair value of underlying Occidental common stock	$41.60	$67.19	$69.87

A summary of Occidental’s unvested TSRIs as of December 31, 2020 and changes during the year ended December 31, 2020 is presented below:

	TSRIs
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested at January 1	1,537	$67.70
Granted	641	$41.60
Vested (a)	(563)	$67.21
Forfeitures	(81)	$52.47
Unvested at December 31	1,534	$58.02
(a)Presented at the target payouts. The weighted-average payout at vesting was 40% of the target, resulting in the issuance of approximately 223,000 shares of Occidental common stock.

STOCK OPTIONS
In 2020, certain employees were granted options that vest over three years, expire on the tenth anniversary of the grant date, and settle in stock or cash. Exercise prices of the options were equal to the quoted market value of Occidental’s stock on the grant date. These options had a grant date fair value of $3.19, as estimated by the Black Scholes model. The inputs to this model are presented below:

Options
2020
Assumptions used:
Risk-free interest rate	1.5%
Volatility factor	25%
Expected life (years)	6
Dividend yield	7.6%
Grant-date fair value of underlying Occidental common stock	$41.60

A summary of Occidental’s outstanding stock options as of December 31, 2020 and changes during the year ended December 31, 2020 is presented below:

	Vested		Unvested
thousands, except fair values	Options	Weighted Average Strike Price	Options	Weighted Average Strike Price
January 1	530	$79.98	—
Granted	—		2,573	$41.60
Anti-dilution adjustment	21	$76.96	101	$40.03
Vested	—		—
Expirations and Forfeitures, respectively	—		—
December 31	551	$76.96	2,674	$40.03

106	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 were insignificant. The issuance of the Common Stock Warrants, see Note 13 - Stockholders’ Equity, triggered certain anti-dilution provisions for both vested and unvested options, which resulted in an increase of the number of options exercisable and a decrease in the exercise price. As of December 31, 2020, the remaining life of fully vested options was 1.1 years.

CROCEI
Certain executives are awarded CROCEI awards that vest at the end of a three-year period if performance targets based on cash return on capital employed are met. These awards are settled in stock upon certification of the performance target, with payouts that range from 0% to 200% of the target award. Dividend equivalents are accumulated and paid upon certification of the award.

	CROCEI
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested at January 1	154	$68.44
Granted	197	$41.60
Vested (a)	(154)	$68.47
Forfeited	—
Unvested at December 31	197	$41.60
(a)Presented at the target payouts. The weighted-average payout at vesting was 58% of the target resulting in the issuance of approximately 89,700 shares.

NOTE 15 - RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various defined contribution and defined benefit plans for its salaried, domestic union and nonunion hourly and certain foreign national employees. In addition, Occidental also provides medical and other benefits for certain active, retired and disabled employees and their eligible dependents.
In conjunction with the Acquisition, Occidental acquired certain Anadarko contributory and non-contributory defined benefit pension plans, which include both qualified and supplemental plans and plans that provide health care and life insurance benefits for certain retired employees. The Anadarko pension and postretirement obligations were remeasured as of the Acquisition date. The remeasurement resulted in an increase to the benefit obligation of $193 million.
Effective as of June 30, 2020 the defined benefit pension plans and certain of the supplemental plans covering active Anadarko employees were frozen. This resulted in a decrease to the benefit obligation of approximately $278 million, including a curtailment gain of approximately $124 million and a corresponding offset to accumulated other comprehensive income of approximately $154 million.

DEFINED CONTRIBUTION PLANS
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that restores benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $239 million and $261 million as of December 31, 2020, and 2019, respectively. Occidental expensed $192 million in 2020, $192 million in 2019 and $152 million in 2018 under the provisions of these defined contribution and supplemental retirement plans.

DEFINED BENEFIT PLANS
Participation in defined benefit plans is limited. Approximately 400 domestic and 300 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.
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

OXY 2020 FORM 10-K	107

FINANCIAL STATEMENTS FOOTNOTES

benefit costs, including the postretirement costs, were approximately $235 million in 2020, $220 million in 2019 and $182 million in 2018.

OBLIGATIONS AND FUNDED STATUS
The following tables show the amounts recognized in Occidental’s consolidated balance sheets at December 31, 2020 and 2019, related to its pension and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
millions	2020	2019	2020	2019
Amounts recognized in the consolidated balance sheet:
Long-term receivables and other assets, net	$167	$149	$—	$—
Accrued liabilities	(9)	(96)	(74)	(72)
Deferred credits and other liabilities — pension and postretirement obligations	(578)	(720)	(1,185)	(1,103)
	$(420)	$(667)	$(1,259)	$(1,175)
Accumulated other comprehensive loss included the following after-tax balances:
Net (gain) loss	$(3)	$(20)	$226	$184
Prior service credit	—	—	(60)	(67)
	$(3)	$(20)	$166	$117

The following tables show the funding status, obligations and plan asset fair values of Occidental related to its pension and postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
millions	2020	2019	2020	2019
Changes in the benefit obligation:
Benefit obligation — beginning of year	$2,508	$499	$1,175	$808
Service cost — benefits earned during the period	37	47	39	24
Interest cost on projected benefit obligation	52	40	37	36
Actuarial (gain) loss	251	(41)	73	45
Curtailment (gain) loss	(278)	(136)	2	10
Special termination benefits	23	49	—	—
Benefits paid	(948)	(99)	(73)	(51)
Sale of Colombia assets	(24)	—	—	—
Additions due to the Acquisition	—	2,136	—	301
Other	(8)	13	6	2
Benefit obligation — end of year	$1,613	$2,508	$1,259	$1,175

Changes in plan assets:
Fair value of plan assets — beginning of year	$1,841	$539	$—	$—
Actual return on plan assets	161	110	—	—
Employer contributions	146	41	67	49
Benefits paid	(948)	(99)	(73)	(51)
Additions due to the Acquisition	—	1,233	—	—
Other	(7)	17	6	2
Fair value of plan assets — end of year	$1,193	$1,841	$—	$—
Unfunded status:	$(420)	$(667)	$(1,259)	$(1,175)

108	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement.
The following table sets forth details of the obligations and assets of Occidental’s defined benefit pension plans for the years December 31:

	Accumulated Benefit Obligation in Excess of Plan Assets		Plan Assets in Excess of Accumulated Benefit Obligation
millions	2020	2019	2020	2019
Projected benefit obligation	$1,226	$2,191	$387	$317
Accumulated benefit obligation	$1,221	$1,931	$379	$311
Fair value of plan assets	$670	$1,375	$523	$466

COMPONENTS OF NET PERIODIC BENEFIT COST
The following table sets forth the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits			Postretirement Benefits
millions	2020	2019	2018	2020	2019	2018
Net periodic benefit costs:
Service cost — benefits earned during the period	$37	$47	$5	$39	$24	$23
Interest cost on projected benefit obligation	52	40	15	37	36	34
Expected return on plan assets	(73)	(52)	(25)	—	—	—
Recognized actuarial loss	5	9	7	11	8	14
Recognized prior service credit	—	—	—	(8)	(8)	—
(Gain) loss due to curtailment	(124)	(91)	—	2	6	—
Gain due to settlement	(19)	—	—	—	—	—
Special termination benefits	22	49	—	—	—	—
Other costs and adjustments	1	(2)	1	—	—	(2)
Net periodic benefit cost	$(99)	$—	$3	$81	$66	$69

The service cost component of net periodic benefit cost is included in selling, general and administrative, oil and gas operating expense, chemical and midstream costs and exploration expense on Occidental’s Consolidated Statements of Operations. All other components of net periodic benefit cost are included in other operating and non-operating expense.

ADDITIONAL INFORMATION
The following table sets forth the weighted-average assumptions used to determine Occidental’s benefit obligation and net periodic benefit cost for domestic plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Benefit Obligation Assumptions:
Discount rate	2.19%	3.09%	3.05%	3.26%
Rate of increase in compensation levels	5.07%	5.32%	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	3.04%	3.22%	3.26%	3.41%
Rate of increase in compensation levels	5.34%	5.35%	—	—
Assumed long-term rate of return on assets	6.02%	6.03%	—	—

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on a AA-AAA Universe yield curve in 2020 and 2019. The assumed long-term rate of return on assets is estimated with regard to current market

OXY 2020 FORM 10-K	109

FINANCIAL STATEMENTS FOOTNOTES

factors but within the context of historical returns for the asset mix that exists at year end. Assumed rates of compensation increases for active participants in certain plans and vary by age group.
In 2020, Occidental adopted the Society of Actuaries Pri-2012 Private Retirement Plans Mortality Tables with MP-2020 Mortality Improvement Scale, which updated the mortality assumptions that private defined-benefit plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The new mortality assumption reflects additional data that the Social Security Administration has released since the previous mortality tables and improvement scales were released. The changes in the mortality improvement scale results in a decrease of $8 million and $12 million in the pension and postretirement benefit obligation, respectively, at December 31, 2020.
The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates. Health care cost trend rates for Medicare advantaged prescription drug (MAPD) plans of 9.6% starting in 2021, then grading down to 4.5% in 2028 and beyond. Health care cost trend rates used for non-MAPD plans are 6.5% to 7.0% in 2020, then grading down to 4.5% in 2028 and beyond.
The actuarial assumptions used could change in the near-term as a result of changes in expected future trends and other factors that, depending on the nature of the changes, could cause increases or decreases in the plan assets and liabilities.

FAIR VALUE OF PENSION PLAN ASSETS
Qualified defined benefit plan assets are monitored by Occidental’s Pension and Retirement Trust and Investment Committee in its role as a fiduciary. The Investment Committee selects and employs various external professional investment management firms to manage specific investments across the spectrum of asset classes. The Investment Committee employs a liability driven investment approach that uses a diversified blend of investments (equity securities, fixed-income securities, and alternative investments) along a glide path to optimize the long-term return of plan assets relative to plan liabilities, at a prudent level of risk. Equity investments are diversified across U.S. and non-U.S. stocks, as well as differing styles and market capitalizations. Investment performance is measured and monitored on an ongoing basis through quarterly investment portfolio and manager guideline compliance reviews, annual liability measurements and periodic studies.
The fair values of Occidental’s pension plan assets by asset category were as follows:

millions	Level 1	Level 2	Level 3	Total
December 31, 2020
Asset Class:
Cash and cash equivalents	$38	$—	$—	$38
Government securities	65	—	—	65
Corporate bonds (a)	—	39	—	39
Equity securities (b)	138	—	—	138
Other	—	55	—	55
Investments measured at fair value	$241	$94	$—	$335
Investments measured at net asset value (c)	—	—	—	861
Total pension plan assets (d)	$241	$94	$—	$1,196

December 31, 2019
Asset Class:
Cash and cash equivalents	$42	$—	$—	$42
Government securities	63	—	—	63
Corporate bonds (a)	—	94	—	94
Equity securities (b)	311	—	—	311
Other	—	81	—	81
Investments measured at fair value	$416	$175	$—	$591
Investments measured at net asset value (c)	—	—	—	1,253
Total pension plan assets (d)	$416	$175	$—	$1,844
(a)This category represents investment grade bonds of U.S. and non-U.S. issuers from diverse industries.
(b)This category represents direct investments in mutual funds and common and preferred stocks from diverse U.S. and non-U.S. industries.

110	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

(c)Certain investments measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value hierarchy. Amounts presented in this table are intended to reconcile the fair value hierarchy to the pension plan assets.
(d)Amounts exclude net payables of approximately $3 million as of December 31, 2020 and 2019.

Occidental expects to contribute at least approximately $170 million in cash to its defined benefit pensions plans during 2021.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the years ended December 31:

millions	Pension Benefits	Postretirement Benefits
2021	$251	$75
2022	96	73
2023	93	71
2024	95	69
2025	90	67
2026 - 2030	399	312

NOTE 16 - INVESTMENTS AND RELATED-PARTY TRANSACTIONS

EQUITY INVESTMENTS
As of December 31, 2020, and 2019, investments in unconsolidated entities were $3.3 billion and $6.4 billion, respectively. As of December 31, 2020, Occidental’s significant equity investments primarily consisted of the following:

millions	% Interest	Carrying amount
WES (a)	53.5%	$1,930
OxyChem Ingleside Facility	50.0%	635
Dolphin Energy Limited	24.5%	290
Other	various	395
Total		$3,250
(a)     During most of 2019, WES was a consolidated variable interest entity. On December 31, 2019, Occidental unconsolidated WES. See Note 1 - Summary of Significant Accounting Policies for more information on the accounting treatment and resulting equity interest. In the first quarter of 2020, Occidental recorded an impairment of $1.2 billion in goodwill related to its ownership in WES and in the third quarter of 2020, recorded an other than temporary impairment of $2.7 billion related to the WES equity method investment. See Note 17 - Fair Value Measurements for more information on the impairments.

As of December 31, 2020 and 2019, Occidental’s significant equity investments consisted of investments in WES, OxyChem Ingleside Facility and Dolphin Energy Limited.
As part of the Acquisition, Occidental acquired equity investments in certain oil and gas properties and gathering and processing assets and assumed an associated notes payable which Occidental has the legal right of setoff and intends to net settle with its ownership interest in the equity investments. The notes payable can be net settled starting in 2022. The carrying value of the investment and note payable were $2.9 billion at December 31, 2020, respectively. Accordingly, the equity investments and the related notes payable are presented net on the Consolidated Balance Sheets.
Dividends received from equity investments were $678 million, $422 million and $329 million to Occidental in 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, cumulative undistributed earnings of equity-method investees since they were acquired was $166 million and $40 million, respectively. As of December 31, 2020, Occidental’s investments in equity investees exceeded the underlying equity in net assets by approximately $649 million, of which, $326 million represented property, plant and equipment and equity investments with the remainder comprised of intangibles, both are subject to amortization over their estimated average lives.

OXY 2020 FORM 10-K	111

FINANCIAL STATEMENTS FOOTNOTES

The following table presents the summarized financial information of its equity-method investments combined for the years ended and as of December 31:

millions	2020	2019	2018
Summarized Results of Operations (a)
Revenues and other income	$5,455	$26,520	$28,091
Costs and expenses	5,455	24,084	25,029
Net income	$—	$2,436	$3,062

Summarized Balance Sheet
Current assets	$1,419	$1,130	$5,587
Non-current assets	$18,693	$21,158	$25,871
Current liabilities	$1,549	$785	$4,879
Long-term debt	$7,860	$8,673	$12,505
Other non-current liabilities	$866	$859	$95
Stockholders’ equity	$9,837	$11,971	$13,979
(a)The 2019 Summarized Results of Operations include results of Plains for the period beginning January 1, 2019 through the date Occidental’s interest was sold in September 2019. Plains accounted for $24.7 billion of equity-method investment revenues and other income in 2019.

RELATED-PARTY TRANSACTIONS
From time to time, Occidental purchases oil, NGL, power, steam and chemicals from and sells oil, NGL, natural gas, chemicals and power to certain of its equity investees and other related parties. During 2020, 2019 and 2018, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties for the years ended December 31:

millions	2020	2019	2018
Sales (a,c)	$301	$691	$805
Purchases (b,c)	$1,112	$463	$502
Services (d)	$1,032	$28	$52
Advances and amounts due from related parties	$54	$133	$63
Amounts due to related parties	$273	$463	$46
(a)In 2020, sales of Occidental-produced NGL and marketing fees to WES accounted for 70% of these totals. In 2019 and 2018, sales of Occidental-produced oil and NGL to Plains Pipeline affiliates accounted for 87% and 89% of these totals, respectively. In September 2019, Occidental sold its equity investment in Plains. See Note 4 - Divestitures and Other Transactions for additional information.
(b)In 2020, purchases of gas and NGL marketed on behalf of WES accounted for 59% of related-party purchases. In 2020, 2019 and 2018, purchases of ethylene from the Ingleside ethylene cracker accounted for 41%, 98% and 98% of related-party purchases, respectively.
(c)Excluded sales to and purchases from WES in 2019 as it was a consolidated subsidiary from the date of the Acquisition through December 31, 2019.
(d)In 2020, services primarily relates to fees charged by WES to gather, process and treat Occidental produced oil, NGL and natural gas.

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

112	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The following tables provide fair value measurement information for assets and liabilities that are measured on a recurring basis:

millions	Fair Value Measurements Using			Netting and Collateral	Total Fair Value
Embedded derivatives	Level 1	Level 2	Level 3
December 31, 2020
Accrued liabilities	$—	$64	$—	$—	$64

December 31, 2019
Accrued liabilities	$—	$40	$—	$—	$40
Deferred credits and other liabilities - other	$—	$49	$—	$—	$49

FAIR VALUES – NONRECURRING
The table below summarizes the significant impairments and other charges incurred to measure assets to their fair value on a nonrecurring basis throughout the year ended December 31, 2020:

millions	Total Fair Value
Asset impairments and other charges
Goodwill	$1,153
Oil and gas properties - proved	$2,436
Oil and gas properties - unproved	$4,591
Oil and gas properties - discontinued operations	$2,191
WES equity investment	$2,673

GOODWILL
As of December 31, 2019, Occidental had $1.2 billion of goodwill related to its ownership in WES, which was included in long-term receivables and other assets, net. Significant declines in the market value of WES’ publicly traded units resulted in management’s determination that, more likely than not, the fair value of the reporting unit was significantly less than its carrying value and the remaining $1.2 billion in goodwill was fully impaired in the first quarter of 2020. The market value of WES’ publicly traded units is considered a Level 1 input.

OIL AND GAS PROPERTIES
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
Income approaches are considered Level 3 fair value estimates and include significant assumptions of future production and timing of production, commodity price assumptions and operating and capital cost estimates, discounted using a 10 percent weighted average cost of capital. Taxes were based on current statutory rates. Future production and timing of production is based on internal reserves estimates and internal economic models for a specific oil and gas asset. Internal reserve estimates consist of proved reserves and unproved reserves, the latter adjusted for uncertainty based on reserve category. Price assumptions were based on a combination of market information and published industry resources adjusted for historical differentials. Price assumptions ranged from approximately $40 per barrel of oil in 2020 increasing to approximately $70 per barrel of oil in 2034, with an unweighted arithmetic average price of $59.17 and $62.42 for WTI and Brent indexed assets for the 15 year period, respectively. Natural gas prices ranged from approximately $2.00 per Mcf in 2020 to approximately $3.60 per Mcf in 2034, with an unweighted arithmetic average price of $3.13 for NYMEX based assets for the 15 year period. Both oil and natural gas commodity prices were held flat after 2034 and were adjusted for location and quality differentials. Operating and capital cost estimates were based on current observable costs and were

OXY 2020 FORM 10-K	113

FINANCIAL STATEMENTS FOOTNOTES

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
If there is a further worsening of the macroeconomic conditions and if such worsened conditions are expected to be prolonged, Occidental’s oil and gas properties may be subject to further testing for impairment, which could result in additional non-cash asset impairments. Such impairments could be material to our financial statements.

WES EQUITY INVESTMENT
At the end of the third quarter 2020, Occidental recorded an other-than-temporary impairment of $2.7 billion, as the fair value of Occidental’s investment in WES has remained significantly lower than its book value for the majority of the nine months ended September 30, 2020. Occidental concluded that the difference between the fair value and book value of WES was not temporary, primarily given both the magnitude and the duration that the fair value was below its book value. This other-than-temporary impairment was calculated based on the closing market price of WES as of September 30, 2020. The market value of WES’ publicly traded common units is considered a Level 1 input.

2019
During 2019, Occidental measured assets and liabilities at acquisition-date fair value on a nonrecurring basis related to the Acquisition. See Note 3 - The Acquisition for more detail.
In 2019, Occidental recorded a $1 billion charge as a result of recording Occidental’s equity investment in WES at fair value upon loss of control, see Note 1 - Summary of Significant Accounting Policies. Additionally, Occidental’s oil and gas segment recognized pre-tax impairment and related charges of $285 million related to domestic undeveloped leases that were set to expire in the near-term, where Occidental had no plans to pursue exploration activities, and $39 million related to Occidental’s mutually agreed early termination of its Qatar ISSD contract.

2018
During 2018, Occidental recognized pre-tax impairment and related charges of $416 million primarily related to Qatar ISND and ISSD proved properties and inventory. The fair value of the proved properties was measured based on the income approach, which incorporated a number of assumptions involving expectations of future cash flows.

FINANCIAL INSTRUMENTS FAIR VALUE
The carrying amounts of cash, cash equivalents, restricted cash, restricted cash equivalents and other on-balance sheet financial instruments, other than fixed-rate debt, approximate fair value. See Note 7 - Long-term Debt for the fair value of Long-term debt.

NOTE 18 - INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The factors used to identify these segments are based on the nature of the operations that are undertaken in each segment. Income taxes, interest income, interest expense, environmental remediation expenses, Anadarko Acquisition-related costs and unallocated corporate expenses are included under Corporate and Eliminations. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash and restricted cash, certain corporate receivables and PP&E. The chief operating decision maker analyzes each segment’s operating results to make decisions about resources to be allocated to the segment and to assess its performance as well as Occidental’s overall performance.

114	OXY 2020 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

	Oil and gas		Chemical	Midstream and marketing		Corporate and eliminations		Total
Year ended December 31, 2020
Net sales	$13,066		$3,733	$1,768		$(758)		$17,809
Income (loss) from continuing operations before income taxes	$(9,632)	(a)	$664	$(4,175)	(b)	$(2,562)	(c)	$(15,705)
Income tax benefit	—		—	—		2,172	(d)	2,172
Income (loss) from continuing operations	$(9,632)		$664	$(4,175)		$(390)		$(13,533)
Investments in unconsolidated entities	$168		$645	$2,437		$—		$3,250
Property, plant and equipment additions (e)	$2,279		$261	$50		$29		$2,619
Depreciation, depletion and amortization	$7,414		$356	$312		$15		$8,097
Total assets	$62,931		$4,326	$9,856		$2,951		$80,064

Year ended December 31, 2019
Net sales	$13,941		$4,102	$4,132		$(1,264)		$20,911
Income (loss) from continuing operations before income taxes	$2,520	(a)	$799	$241	(b)	$(3,206)	(c)	$354
Income tax expense	—		—	—		(861)	(d)	(861)
Income (loss) from continuing operations	$2,520		$799	$241		$(4,067)		$(507)
Investments in unconsolidated entities	$181		$689	$5,519		$—		$6,389
Property, plant and equipment additions (e)	$5,571		$272	$475		$135		$6,453
Depreciation, depletion and amortization	$5,153		$368	$563		$56		$6,140
Total assets	$80,093		$4,361	$14,915		$7,821		$107,190

Year ended December 31, 2018
Net sales	$10,441		$4,657	$3,656		$(930)		$17,824
Income (loss) from continuing operations before income taxes	$2,442	(a)	$1,159	$2,802	(b)	$(795)		$5,608
Income tax expense	—		—	—		(1,477)	(d)	(1,477)
Income (loss) from continuing operations	$2,442		$1,159	$2,802		$(2,272)		$4,131
Investments in unconsolidated entities	$—		$733	$947		$—		$1,680
Property, plant and equipment additions (e)	$4,443		$277	$221		$79		$5,020
Depreciation, depletion and amortization	$3,254		$354	$331		$38		$3,977
Total assets	$24,874		$4,359	$9,392		$3,534		$42,159
(a)The 2020 amount included $7.1 billion related to asset impairments and net asset sale losses of $1.6 billion, partially offset by a $1.1 billion gain on the oil and gas collars and calls. The 2019 amount included a net gain on sale of $475 million related to Occidental’s joint venture with Ecopetrol in the Midland Basin and sale of real estate assets, a $285 million impairment charge associated with domestic undeveloped leases that were set to expire in the near-term, where Occidental had no plans to pursue exploration activities, and a $39 million charge related to Occidental’s mutually agreed early termination of its Qatar ISSD contract. The 2018 amount included $416 million for the impairment of proved oil properties and inventory in Qatar ISND and ISSD due to the decline in oil prices.
(b)The 2020 amount included $2.7 billion of other-than-temporary impairment of WES equity investment and $1.4 billion of impairments related to the write-off of goodwill and a $236 million loss from an equity investment related to WES' write-off of its goodwill. The 2019 amount included a $1 billion charge as a result of recording Occidental’s investment in WES at fair value as of December 31, 2019 upon the loss of control, a $114 million gain on the sale of an equity investment in Plains and a $30 million mark-to-market gain on an interest rate swap for WES. The 2018 amount included pre-tax asset sale gains of $907 million on the sale of non-core domestic midstream assets.
(c)The 2020 amount included $339 million in expenses related to Anadarko Acquisition-related costs and a $428 million loss on interest rate swaps. The 2019 amount included corporate transactions related to the Acquisition including charges of $1.0 billion related to employee severance and related costs, $401 million related to crucial seismic data and $213 million for bank, legal and consulting fees. There were no significant corporate transactions and events affecting 2018 results. The tax effect of these pre-tax adjustments was a $1.9 billion benefit in 2020, a $245 million benefit in 2019, and $198 million expense in 2018.
(d)Included all foreign and domestic income taxes from continuing operations.
(e)Included capital expenditures and capitalized interest, but excluded acquisition and disposition of assets.

OXY 2020 FORM 10-K	115

FINANCIAL STATEMENTS FOOTNOTES

GEOGRAPHIC AREAS

millions	Property, plant and equipment, net
For the years ended December 31,	2020	2019	2018
United States	$59,016	$72,808	$23,594
International
United Arab Emirates	3,737	3,886	4,051
Oman	1,901	2,115	2,048
Algeria	664	1,761	—
Colombia	—	1,010	927
Qatar	510	563	741
Other International	61	87	76
Total International	6,873	9,422	7,843
Total	$65,889	$82,230	$31,437

116	OXY 2020 FORM 10-K

Supplemental Quarterly Information (Unaudited)

Quarterly Financial Data	Occidental Petroleum Corporation and Subsidiaries

millions except per-share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Segment net sales
Oil and gas	$5,060	$2,040	$2,989	$2,977
Chemical	962	846	937	988
Midstream and marketing	790	204	364	410
Eliminations	(199)	(162)	(182)	(215)
Net sales	$6,613	$2,928	$4,108	$4,160
Gross profit	$1,440	$(1,048)	$63	$167
Segment earnings
Oil and gas	$236	$(7,734)	$(1,072)	$(1,062)
Chemical	186	108	178	192
Midstream and marketing	(1,287)	(7)	(2,791)	(90)
Total segment earnings	$(865)	$(7,633)	$(3,685)	$(960)
Unallocated corporate items
Interest expense, net	(352)	(310)	(353)	(409)
Income tax benefit	25	1,468	403	276
Other	(821)	(241)	(20)	(56)
Loss from continuing operations	$(2,013)	$(6,716)	$(3,655)	$(1,149)
Discontinued operations, net of taxes	—	(1,415)	80	37
Net Loss	$(2,013)	$(8,131)	$(3,575)	$(1,112)
Less: Preferred stock dividend	(219)	(222)	(203)	(200)
Net loss attributable to common stockholders	$(2,232)	$(8,353)	$(3,778)	$(1,312)
Basic loss per common share	$(2.49)	$(9.12)	$(4.07)	$(1.41)
Diluted loss per common share	$(2.49)	$(9.12)	$(4.07)	$(1.41)
Dividends per common share	$0.79	$0.01	$0.01	$0.01

2019
Segment net sales
Oil and gas	$2,351	$2,718	$3,993	$4,879
Chemical	1,059	998	1,071	974
Midstream and marketing (a)	816	909	1,163	1,244
Eliminations	(222)	(205)	(368)	(469)
Net sales	$4,004	$4,420	$5,859	$6,628
Gross profit	$1,210	$1,449	$1,471	$1,414
Segment earnings
Oil and gas	$484	$726	$268	$1,042
Chemical	265	208	207	119
Midstream and marketing (a)	279	331	400	(769)
Total segment earnings	$1,028	$1,265	$875	$392
Unallocated corporate items
Interest expense, net	(83)	(143)	(360)	(416)
Income tax expense	(225)	(306)	(163)	(167)
Other	(89)	(181)	(1,089)	(845)
Income (loss) from continuing operations	$631	$635	$(737)	$(1,036)
Discontinued operations, net of taxes	—	—	(15)	—
Net Income (loss)	$631	$635	$(752)	$(1,036)
Less: Net income attributable to noncontrolling interests	—	—	(42)	(103)
Less: Preferred stock dividend	—	—	(118)	(200)
Net income (loss) attributable to common stockholders	$631	$635	$(912)	$(1,339)
Basic earnings (loss) per common share	$0.84	$0.84	$(1.08)	$(1.50)
Diluted earnings (loss) per common share	$0.84	$0.84	$(1.08)	$(1.50)
Dividends per common share	$0.78	$0.78	$0.79	$0.79
(a)Midstream and marketing segment net sales and earnings include the results of WES from the Acquisition date to the loss of control date.

OXY 2020 FORM 10-K	117

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

	2020	2019	2018
Average WTI Oil ($/Bbl)	$39.57	$55.69	$65.56
Average Brent Oil ($/Bbl)	$43.41	$63.03	$72.20
Average Henry Hub Natural Gas ($/MMbtu)	$1.98	$2.58	$3.10
Average Mt. Belvieu NGL ($/Bbl) (a)	$18.74	N/A	N/A
(a) Mt. Belvieu pricing was added as an NGL benchmark beginning in 2020. Prior to 2020, WTI Oil was used as a benchmark for NGL.

Reserves are stated net of applicable royalties. Estimated reserves include Occidental’s economic interests under production-sharing contracts (PSCs) and other similar economic arrangements. In addition, discussions of oil and gas production or volumes, in general, refer to sales volumes unless the context requires or it is indicated otherwise.
Prices for oil, NGL and natural gas fluctuate widely. Historically, the markets for oil, NGL and natural gas and refined products have been volatile and may continue to be volatile in the future. Prolonged or further declines in oil, NGL and natural gas prices would continue to reduce Occidental’s operating results and cash flows and could impact its future rate of growth and further impact the recoverability of the carrying value of its assets.

118	OXY 2020 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
OIL RESERVES (a)

millions of barrels (MMbbl)	United States	Latin America	Middle East / Africa (b)	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2017	1,107	82	326	1,515
Revisions of previous estimates	15	(2)	(7)	6
Improved recovery	135	23	31	189
Extensions and discoveries	—	4	2	6
Purchases of proved reserves	32	—	—	32
Sales of proved reserves	(12)	—	—	(12)
Production	(91)	(11)	(51)	(153)
Balance at December 31, 2018	1,186	96	301	1,583
Revisions of previous estimates	(154)	3	8	(143)
Improved recovery	128	12	25	165
Extensions and discoveries	37	2	2	41
Purchases of proved reserves	545	—	84	629
Sales of proved reserves	(17)	—	—	(17)
Production	(155)	(12)	(52)	(219)
Balance at December 31, 2019	1,570	101	368	2,039
Revisions of previous estimates (c)	(283)	12	(13)	(284)
Improved recovery	82	—	18	100
Extensions and discoveries	9	—	5	14
Purchases of proved reserves	2	—	—	2
Sales of proved reserves	(31)	(101)	—	(132)
Production	(205)	(12)	(47)	(264)
Balance at December 31, 2020	1,144	—	331	1,475

PROVED DEVELOPED RESERVES
December 31, 2017	772	77	279	1,128
December 31, 2018	843	77	240	1,160
December 31, 2019	1,206	76	295	1,577
December 31, 2020 (d)	917	—	251	1,168
PROVED UNDEVELOPED RESERVES
December 31, 2017	335	5	47	387
December 31, 2018	343	19	61	423
December 31, 2019	364	25	73	462
December 31, 2020	227	—	80	307

(a)Excluded reserve amounts related to the held for sale assets. Reserves related to the Algeria assets have been reclassified and included in prior and the current periods.
(b)Over half of the proved reserve amounts relate to PSCs.
(c)Revisions of previous estimates in 2020 reflected negative price revisions of 185 MMboe, primarily in the Permian Basin (180 MMboe) and the DJ Basin (20 MMboe), partially offset by positive price revisions of 28 MMboe on PSCs. Another 127 MMboe in negative revisions were related to changes in development plans primarily in the Permian Basin, which were offset by 23 MMboe in positive revisions related to updates based on reservoir performance.
(d)Approximately 11% of the proved developed reserves at December 31, 2020, are nonproducing, primarily associated with the Permian Basin and Oman.

OXY 2020 FORM 10-K	119

Supplemental Oil and Gas Information (Unaudited)
NGL RESERVES (a)

millions of barrels (MMbbl)	United States	Latin America	Middle East / Africa	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2017	247	—	198	445
Revisions of previous estimates	7	—	15	22
Improved recovery	47	—	—	47
Extensions and discoveries	—	—	—	—
Purchases of proved reserves	11	—	—	11
Sales of proved reserves	(3)	—	—	(3)
Production	(25)	—	(11)	(36)
Balance at December 31, 2018	284	—	202	486
Revisions of previous estimates	(21)	—	9	(12)
Improved recovery	58	—	—	58
Extensions and discoveries	11	—	—	11
Purchases of proved reserves	267	—	10	277
Sales of proved reserves	(7)	—	—	(7)
Production	(52)	—	(13)	(65)
Balance at December 31, 2019	540	—	208	748
Revisions of previous estimates (b)	(90)	—	10	(80)
Improved recovery	32	—	10	42
Extensions and discoveries	2	—	—	2
Purchases of proved reserves	1	—	—	1
Sales of proved reserves	(20)	—	—	(20)
Production	(81)	—	(13)	(94)
Balance at December 31, 2020	384	—	215	599

PROVED DEVELOPED RESERVES
December 31, 2017	161	—	153	314
December 31, 2018	196	—	145	341
December 31, 2019	406	—	147	553
December 31, 2020 (c)	314	—	138	452
PROVED UNDEVELOPED RESERVES
December 31, 2017	86	—	45	131
December 31, 2018	88	—	57	145
December 31, 2019	134	—	61	195
December 31, 2020	70	—	77	147
(a)Excluded reserve amounts related to the held for sale assets. Reserves related to the Algeria assets have been reclassified and included in prior and the current periods.
(b)Revisions of previous estimates in 2020 reflected negative price revisions of 77 MMboe, primarily in the Permian Basin (56 MMboe) and the DJ Basin (21 MMboe). Another 36 MMboe in negative revisions were related to changes in development plans primarily in the Permian Basin, which were offset by 36 MMboe in positive revisions related to updates based on reservoir performance.
(c)Approximately 5% of the proved developed reserves at December 31, 2020, are nonproducing, primarily associated with the Permian Basin.

120	OXY 2020 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
NATURAL GAS RESERVES (a)

billions of cubic feet (Bcf)	United States	Latin America	Middle East / Africa (b)	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2017	1,205	12	2,614	3,831
Revisions of previous estimates	(25)	—	191	166
Improved recovery	329	1	17	347
Extensions and discoveries	—	—	4	4
Purchases of proved reserves	69	—	—	69
Sales of proved reserves	(14)	—	—	(14)
Production	(119)	(2)	(187)	(308)
Balance at December 31, 2018	1,445	11	2,639	4,095
Revisions of previous estimates	(409)	(1)	90	(320)
Improved recovery	393	2	30	425
Extensions and discoveries	59	2	3	64
Purchases of proved reserves	2,996	—	—	2,996
Sales of proved reserves	(30)	—	—	(30)
Production	(326)	(2)	(202)	(530)
Balance at December 31, 2019	4,128	12	2,560	6,700
Revisions of previous estimates (c)	(823)	(1)	103	(721)
Improved recovery	183	—	103	286
Extensions and discoveries	38	—	—	38
Purchases of proved reserves	4	—	—	4
Sales of proved reserves	(523)	(9)	—	(532)
Production	(561)	(2)	(193)	(756)
Balance at December 31, 2020	2,446	—	2,573	5,019

PROVED DEVELOPED RESERVES
December 31, 2017	782	11	2,131	2,924
December 31, 2018	978	11	2,015	3,004
December 31, 2019	3,198	11	1,996	5,205
December 31, 2020 (d)	2,028	—	1,846	3,874
PROVED UNDEVELOPED RESERVES
December 31, 2017	423	1	483	907
December 31, 2018	467	—	624	1,091
December 31, 2019	930	1	564	1,495
December 31, 2020	418	—	727	1,145
(a)Excluded reserve amounts related to the held for sale assets. Reserves related to the Algeria assets have been reclassified and included in prior and the current periods.
(b)Approximately a quarter of Middle East proved reserves relate to PSCs.
(c)Revisions of previous estimates in 2020 reflected negative price revisions of 483 Bcf, primarily in the Permian Basin (281 Bcf) and the DJ Basin (210 Bcf), partially offset by positive price revisions of 37 Bcf on PSCs. Another 209 Bcf in negative revisions were related to changes in development plans primarily in the Permian Basin and 7 Bcf in negative revisions related to updates based on reservoir performance.
(d)Approximately 2% of the proved developed reserves at December 31, 2020, are nonproducing, primarily associated with the Permian Basin, DJ Basin and Oman.

OXY 2020 FORM 10-K	121

Supplemental Oil and Gas Information (Unaudited)
TOTAL RESERVES (a)

millions of Boe (MMboe) (b)	United States	Latin America	Middle East / Africa	Total (c)
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance at December 31, 2017	1,555	84	959	2,598
Revisions of previous estimates	18	(2)	40	56
Improved recovery	237	23	34	294
Extensions and discoveries	—	4	3	7
Purchases of proved reserves	54	—	—	54
Sales of proved reserves	(17)	—	—	(17)
Production	(136)	(11)	(93)	(240)
Balance at December 31, 2018	1,711	98	943	2,752
Revisions of previous estimates	(243)	3	32	(208)
Improved recovery	251	12	30	293
Extensions and discoveries	58	2	3	63
Purchases of proved reserves	1,311	—	94	1,405
Sales of proved reserves	(29)	—	—	(29)
Production	(261)	(12)	(99)	(372)
Balance at December 31, 2019	2,798	103	1,003	3,904
Revisions of previous estimates (d)	(510)	12	14	(484)
Improved recovery	145	—	45	190
Extensions and discoveries	17	—	5	22
Purchases of proved reserves	4	—	—	4
Sales of proved reserves	(138)	(103)	—	(241)
Production	(380)	(12)	(92)	(484)
Balance at December 31, 2020	1,936	—	975	2,911

PROVED DEVELOPED RESERVES
December 31, 2017	1,063	79	786	1,928
December 31, 2018	1,202	79	721	2,002
December 31, 2019	2,145	78	775	2,998
December 31, 2020 (e)	1,569	—	697	2,266
PROVED UNDEVELOPED RESERVES
December 31, 2017	492	5	173	670
December 31, 2018	509	19	222	750
December 31, 2019	653	25	228	906
December 31, 2020	367	—	278	645
(a)Excluded reserve amounts related to the held for sale assets. Reserves related to the Algeria assets have been reclassified and included in prior and the current periods.
(b)Natural gas volumes have been converted to Boe based on an energy content of six Mcf of gas to one barrel of oil.
(c)Included proved reserves related to PSCs and other similar economic arrangements of 0.3 billion Boe at December 31, 2020, and 0.5 billion Boe at December 31, 2019, 2018 and 2017.
(d)Revisions of previous estimates in 2020 reflected negative price revisions of 342 MMboe, primarily in the Permian Basin (283 MMboe) and the DJ Basin (74 MMboe), partially offset by positive price revisions of 36 MMboe on international production sharing contracts. Another 197 MMboe in negative revisions were related to changes in development plans primarily in the Permian Basin, which were offset by 57 MMboe in positive revisions related to updates based on reservoir performance.
(e)Approximately 7% of the proved developed reserves at December 31, 2020, are nonproducing, primarily associated with the Permian Basin, Oman and Gulf of Mexico.

122	OXY 2020 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
CAPITALIZED COSTS
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

millions	United States	Latin America	Middle East / Africa	Total
December 31, 2020
Proved properties	$63,988	$116	$14,432	$78,536
Unproved properties	23,713	27	178	23,918
Total capitalized costs (a)	87,701	143	14,610	102,454
Proved properties depreciation, depletion and amortization	(27,914)	(116)	(11,024)	(39,054)
Unproved properties valuation	(5,285)	(27)	—	(5,312)
Total Accumulated depreciation, depletion and amortization	(33,199)	(143)	(11,024)	(44,366)
Net capitalized costs	$54,502	$—	$3,586	$58,088

December 31, 2019
Proved properties	$59,658	$3,667	$13,707	$77,032
Unproved properties	30,301	36	432	30,769
Total capitalized costs (a,b)	89,959	3,703	14,139	107,801
Proved properties depreciation, depletion and amortization	(20,961)	(2,643)	(9,012)	(32,616)
Unproved properties valuation	(1,025)	(27)	(170)	(1,222)
Total Accumulated depreciation, depletion and amortization	(21,986)	(2,670)	(9,182)	(33,838)
Net capitalized costs	$67,973	$1,033	$4,957	$73,963

December 31, 2018
Proved properties	$35,717	$3,436	$17,302	$56,455
Unproved properties	1,900	43	401	2,344
Total capitalized costs (a)	37,617	3,479	17,703	58,799
Proved properties depreciation, depletion and amortization	(17,188)	(2,514)	(14,286)	(33,988)
Unproved properties valuation	(1,200)	(27)	(85)	(1,312)
Total Accumulated depreciation, depletion and amortization	(18,388)	(2,541)	(14,371)	(35,300)
Net capitalized costs	$19,229	$938	$3,332	$23,499
(a)Included acquisition costs, development costs, capitalized interest and asset retirement obligations. Excluded capitalized costs related to Ghana, which is presented as held for sale. Capitalized costs related to the Algeria assets have been reclassified and included in prior and the current periods.
(b)$50.3 billion of capitalized costs are associated with the Acquisition.

OXY 2020 FORM 10-K	123

Supplemental Oil and Gas Information (Unaudited)
COSTS INCURRED
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

millions	United States	Latin America	Middle East / Africa	Total
December 31, 2020 (a)
Property acquisition costs
Proved properties	$7	$2	$33	$42
Unproved properties	41	19	5	65
Exploration costs	117	11	84	212
Development costs	1,376	65	401	1,842
Costs incurred	$1,541	$97	$523	$2,161
December 31, 2019 (b)
Property acquisition costs
Proved properties	$19,567	$6	$1,909	$21,482
Unproved properties	29,042	1	11	29,054
Exploration costs	307	58	142	507
Development costs	4,449	196	575	5,220
Costs incurred	$53,365	$261	$2,637	$56,263
December 31, 2018
Property acquisition costs
Proved properties	$428	$—	$—	$428
Unproved properties	46	4	2	52
Exploration costs	196	42	44	282
Development costs	3,387	203	698	4,288
Costs incurred	$4,057	$249	$744	$5,050
(a)Excluded costs incurred related to Ghana, which is presented as held for sale.
(b)Excluded costs incurred related to the Mozambique (sold 2019), South Africa (sold 2020) and Ghana assets (held for sale). Costs incurred related to the Algeria assets have been reclassified and included to reflect the Algeria operations as continued operations.

124	OXY 2020 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
RESULTS OF OPERATIONS
Occidental’s oil and gas producing activities for continuing operations, which exclude items such as asset divestitures, corporate overhead, interest and royalties, were as follows:

millions	United States	Latin America	Middle East / Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2020
Revenues (a)	$9,058	$467	$2,480	$12,005
Lease operating costs	2,169	133	788	3,090
Transportation costs	1,425	9	63	1,497
Other operating expenses	960	42	179	1,181
Depreciation, depletion and amortization	6,611	125	678	7,414
Taxes other than on income	503	6	105	614
Exploration expenses	68	10	54	132
Oil and gas mark-to-market - Collars and CO2	(1,089)	—	—	(1,089)
Pretax income (loss) before impairments and other charges	(1,589)	142	613	(834)
Asset impairments and other charges	5,973	21	1,187	7,181
Pretax income (loss)	(7,562)	121	(574)	(8,015)
Income tax expense (benefit) (b)	(1,663)	65	363	(1,235)
Results of operations (c)	$(5,899)	$56	$(937)	$(6,780)
FOR THE YEAR ENDED DECEMBER 31, 2019
Revenues (a)	$9,497	$703	$3,853	$14,053
Lease operating costs	2,271	163	940	3,374
Transportation costs	647	5	92	744
Other operating expenses	1,125	51	207	1,383
Depreciation, depletion and amortization	4,113	135	905	5,153
Taxes other than on income	651	8	133	792
Exploration expenses	99	45	103	247
Oil and gas mark-to-market - Collars and CO2	15	—	—	15
Pretax income before impairments and other charges	576	296	1,473	2,345
Asset impairments and other charges	288	—	39	327
Pretax income	288	296	1,434	2,018
Income tax expense (b)	74	135	802	1,011
Results of operations (d)	$214	$161	$632	$1,007
FOR THE YEAR ENDED DECEMBER 31, 2018
Revenues (a)	$5,747	$731	$3,963	$10,441
Lease operating costs	1,675	151	939	2,765
Transportation costs	11	3	98	112
Other operating expenses	676	49	186	911
Depreciation, depletion and amortization	2,321	102	831	3,254
Taxes other than on income	407	6	—	413
Exploration expenses	64	19	27	110
Oil and gas mark-to-market - CO2	(4)	—	—	(4)
Pretax income before impairments and other charges	597	401	1,882	2,880
Asset impairments and other charges	32	—	416	448
Pretax income	565	401	1,466	2,432
Income tax expense (benefit) (b)	(131)	174	925	968
Results of operations	$696	$227	$541	$1,464
(a)Revenues are net of royalty payments.
(b)U.S. federal income taxes reflect certain expenses related to oil and gas activities allocated for U.S. income tax purposes. These amounts are computed using the statutory rate in effect during the period.
(c)The 2020 results of operations excluded Ghana, which is presented as discontinued operations.
(d)The 2019 results of operations excluded discontinued operations related to the Mozambique, South Africa and Ghana assets. Results of operations related to the Algeria assets have been reclassified and are included to reflect the Algeria operations as continuing operations.

OXY 2020 FORM 10-K	125

Supplemental Oil and Gas Information (Unaudited)
RESULTS PER UNIT OF PRODUCTION FOR CONTINUING OPERATIONS

$/Boe (a)	United States	Latin America	Middle East / Africa	Total
FOR THE YEAR ENDED DECEMBER 31, 2020
Revenues (b)	$23.86	$38.59	$26.79	$24.79
Lease operating costs	5.71	10.96	8.51	6.38
Transportation costs	3.75	0.73	0.68	3.09
Other operating expenses	2.53	3.48	1.93	2.44
Depreciation, depletion and amortization	17.41	10.33	7.32	15.31
Taxes other than on income	1.32	0.48	1.14	1.27
Exploration expenses	0.18	0.84	0.58	0.27
Oil and gas mark-to-market - Collars and CO2	(2.87)	—	—	(2.25)
Pretax income (loss) before impairments and other charges	(4.17)	11.77	6.63	(1.72)
Asset impairments and other charges	15.73	1.75	12.81	14.83
Pretax income (loss)	(19.90)	10.02	(6.18)	(16.55)
Income tax expense (benefit) (c)	(4.38)	5.40	3.92	(2.55)
Results of operations (d)	$(15.52)	$4.62	$(10.10)	$(14.00)
FOR THE YEAR ENDED DECEMBER 31, 2019
Revenues (b)	$36.43	$56.70	$38.97	$37.78
Lease operating costs	8.71	13.18	9.51	9.07
Transportation costs	2.48	0.34	0.93	2.00
Other operating expenses	4.32	4.15	2.10	3.72
Depreciation, depletion and amortization	15.78	10.85	9.15	13.85
Taxes other than on income	2.50	0.63	1.35	2.13
Exploration expenses	0.38	3.66	1.01	0.66
Oil and gas mark-to-market - CO2	0.06	—	—	0.04
Pretax income before impairments and other charges	2.20	23.89	14.92	6.31
Asset impairments and other charges	1.11	—	0.43	0.88
Pretax income	1.09	23.89	14.49	5.43
Income tax expense (c)	0.29	10.90	8.10	2.72
Results of operations (e)	$0.80	$12.99	$6.39	$2.71
FOR THE YEAR ENDED DECEMBER 31, 2018
Revenues (b)	$42.30	$63.37	$42.78	$43.50
Lease operating costs	12.33	13.08	10.14	11.52
Transportation costs	0.08	0.24	1.06	0.47
Other operating expenses	4.98	4.24	2.01	3.79
Depreciation, depletion and amortization	17.08	8.88	8.96	13.56
Taxes other than on income	3.00	0.52	—	1.72
Exploration expenses	0.47	1.65	0.29	0.46
Oil and gas mark-to-market - CO2	(0.03)	—	—	(0.01)
Pretax income before impairments and other charges	4.39	34.76	20.32	11.99
Asset impairments and other charges	0.24	—	4.49	1.87
Pretax income	4.15	34.76	15.83	10.12
Income tax expense (benefit) (c)	(0.96)	15.08	9.99	4.03
Results of operations	$5.11	$19.68	$5.84	$6.09
(a)Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil.
(b)Revenues are net of royalty payments.
(c)U.S. federal income taxes reflect certain expenses related to oil and gas activities allocated for U.S. income tax purposes. These amounts are computed using the statutory rate in effect during the period.
(d)The 2020 results of operations excluded Ghana, which is presented in discontinued operations.
(e)The 2019 results of operations excluded discontinued operations related to the Mozambique, South Africa and Ghana assets. Results of operations related to the Algeria assets have been reclassified and are included to reflect the Algeria operations as continuing operations.

126	OXY 2020 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
For purposes of the following disclosures, future cash flows were computed by applying to Occidental’s proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the years ended December 31, 2020, 2019 and 2018, respectively, unless prices were defined by contractual arrangements, and exclude escalations based upon future conditions. The realized prices used to calculate future cash flows vary by producing area and market conditions. Future operating and capital costs were forecast using the current cost environment applied to expectations of future operating and development activities to develop and produce proved reserves at year end.
Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions at December 31, 2020, 2019 and 2018. Such assumptions, which are required by regulation, have not always proven accurate in the past. Other valid assumptions would give rise to substantially different results.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

millions	United States	Latin America	Middle East / Africa	Total
AT DECEMBER 31, 2020
Future cash inflows	$49,050	$—	$21,270	$70,320
Future costs
Production costs and other operating	(29,147)	—	(8,304)	(37,451)
Development costs (a)	(9,103)	(6)	(2,404)	(11,513)
Future income tax expense	(19)	—	(2,088)	(2,107)
Future net cash flows	10,781	(6)	8,474	19,249
10% discount factor	(3,827)	—	(4,071)	(7,898)
Standardized measure of discounted future net cash flows (b)	$6,954	$(6)	$4,403	$11,351
AT DECEMBER 31, 2019
Future cash inflows	$97,293	$5,803	$33,258	$136,354
Future costs
Production costs and other operating	(47,685)	(2,824)	(11,318)	(61,827)
Development costs (a)	(13,137)	(553)	(2,719)	(16,409)
Future income tax expense	(4,097)	(687)	(3,842)	(8,626)
Future net cash flows	32,374	1,739	15,379	49,492
10% discount factor	(12,427)	(701)	(7,135)	(20,263)
Standardized measure of discounted future net cash flows (c)	$19,947	$1,038	$8,244	$29,229
AT DECEMBER 31, 2018
Future cash inflows	$75,313	$6,104	$31,158	$112,575
Future costs
Production costs and other operating	(33,373)	(2,673)	(9,609)	(45,655)
Development costs (a)	(9,450)	(377)	(2,136)	(11,963)
Future income tax expense	(4,150)	(959)	(3,524)	(8,633)
Future net cash flows	28,340	2,095	15,889	46,324
10% discount factor	(14,288)	(846)	(7,729)	(22,863)
Standardized measure of discounted future net cash flows	$14,052	$1,249	$8,160	$23,461
(a)Included asset retirement costs.
(b)2020 excluded discounted future net cash flows of $0.1 billion related to Ghana, which is presented as held for sale.
(c)2019 excluded discounted future net cash flows of $0.8 billion related to Occidental’s Mozambique (sold 2019), South Africa (sold 2020) and Ghana (held for sale) assets. Discounted future net cash flows for Algeria of $1.2 billion have been reclassified and included.

OXY 2020 FORM 10-K	127

Supplemental Oil and Gas Information (Unaudited)
CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES

millions	2020	2019 (a)	2018
Balance at January 1	$29,229	$23,461	$16,220
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(6,483)	(9,207)	(7,828)
Net change in prices received per barrel, net of production costs and other operating expenses	(19,738)	(6,506)	9,482
Extensions, discoveries and improved recovery, net of future production and development costs	1,007	2,607	3,378
Change in estimated future development costs	1,686	(1,666)	(3,463)
Revisions of quantity estimates	(1,989)	(2,172)	664
Previously estimated development costs incurred during the period	1,680	3,304	1,943
Accretion of discount	2,541	2,381	1,551
Net change in income taxes	3,212	3,285	(1,182)
Purchases and sales of reserves in place, net	(651)	11,229	347
Changes in production rates and other	857	2,513	2,349
Net change	(17,878)	5,768	7,241
Balance at December 31	$11,351	$29,229	$23,461
(a)2019 values have been adjusted to reclassify and reflect the Algeria operations as continuing operations.

AVERAGE SALES PRICE
The following table sets forth, for each year in the three-year period ended December 31, 2020, Occidental’s approximate average sales prices in continuing operations:

	United States	Latin America	Middle East / Africa	Total
2020
Oil ($/Bbl)	$36.39	$38.80	$41.52	$37.41
NGL ($/Bbl)	$11.98	$—	$16.22	$12.58
Gas ($/Mcf)	$1.18	$5.41	$1.62	$1.31
2019
Oil ($/Bbl)	$54.31	$57.26	$62.03	$56.32
NGL ($/Bbl)	$16.03	$—	$21.85	$17.20
Gas ($/Mcf)	$1.31	$7.01	$1.59	$1.45
2018
Oil ($/Bbl)	$56.30	$64.32	$67.69	$60.64
NGL ($/Bbl)	$27.64	$—	$23.20	$26.25
Gas ($/Mcf)	$1.59	$6.43	$1.58	$1.62

128	OXY 2020 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
NET PRODUCTIVE AND DRY— EXPLORATORY AND DEVELOPMENT WELLS COMPLETED
The following table sets forth, for each year in the three-year period ended December 31, 2020, Occidental’s net productive and dry exploratory and development wells completed:

	United States	Latin America	Middle East / Africa (a)	Total
2020
Oil
Exploratory	7	—	2	9
Development	240	—	81	321
Gas
Exploratory	—	1	1	2
Development	6	—	1	7
Dry
Exploratory	—	—	1	1
Development	—	—	—	—
2019
Oil
Exploratory	22	—	7	29
Development	422	68	129	619
Gas
Exploratory	—	2	5	7
Development	2	—	2	4
Dry
Exploratory	1	3	6	10
Development	—	1	—	1
2018
Oil
Exploratory	11	2	5	18
Development	267	54	138	459
Gas
Development	3	—	1	4
Dry
Exploratory	—	2	3	5
(a)Prior period wells completed for Algeria have been reclassified and included to reflect the Algeria operations as continuing operations.

OXY 2020 FORM 10-K	129

Supplemental Oil and Gas Information (Unaudited)
PRODUCTIVE OIL AND GAS WELLS
The following table sets forth, as of December 31, 2020, Occidental’s productive oil and gas wells (both producing and capable of production):

Wells at December 31, 2020 (a)	United States		Latin America		Middle East / Africa		Total
Oil
Gross (b)	20,189	(1,271)	1	—	2,817	—	23,007	(1,271)
Net (c)	16,549	(1,169)	1	—	1,238	(35)	17,788	(1,204)
Gas
Gross (b)	4,441	(2,166)	36	—	127	(2)	4,604	(2,168)
Net (c)	3,198	(1,982)	34	—	60	(4)	3,292	(1,986)
(a)The numbers in parentheses indicate the number of wells with multiple completions.
(b)The total number of wells in which interests are owned.
(c)The sum of fractional interests.

PARTICIPATION IN WELLS BEING DRILLED OR PENDING COMPLETION
The following table sets forth, as of December 31, 2020, Occidental’s participation in exploratory and development wells being drilled:

	United States	Latin America	Middle East / Africa	Total
Exploratory and development wells being drilled
Gross	46	—	17	63
Net	33	—	11	44
Exploratory and development wells pending completion (a)
Gross	187	—	2	189
Net	150	—	1	151
(a)Wells suspended or waiting on completion include exploration and development wells where drilling has occurred, but the wells are awaiting the completion of hydraulic fracturing or other completion activities or the resumption of drilling in the future. There were 57 MMboe of PUDs primarily assigned to U.S. onshore development wells suspended or waiting on completion at December 31, 2020. Occidental expects to convert all of these PUDs reserves to developed status within five years of their initial disclosure.

At December 31, 2020, Occidental was participating in 104 and 33 gross pressure-maintenance projects in the United States and Middle East/Africa, respectively. In the United States, these projects primarily consisted of waterfloods with some CO2 floods, and in the Middle East/Africa, these projects consisted mostly of waterfloods.

130	OXY 2020 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
OIL AND GAS ACREAGE
The following table sets forth, as of December 31, 2020, Occidental’s holdings of developed and undeveloped oil and gas acreage:

thousands	United States	Latin America	Middle East / Africa	Total
Developed (a)
Gross (b)	6,449	67	1,068	7,584
Net (c)	3,960	56	320	4,336
Undeveloped (d)
Gross (b)	1,451	—	7,972	9,423
Net (c)	970	—	6,553	7,523
Fee Mineral Ownership (e)
Gross (b)	8,069	—	—	8,069
Net (c)	4,559	—	—	4,559
(a)Acres spaced or assigned to productive wells.
(b)Total acres in which interests are held.
(c)Sum of the fractional interests owned based on working interests, or interests under PSCs and other economic arrangements.
(d)Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether the acreage contains proved reserves.
(e)Occidental’s fee mineral acreage is primarily undeveloped.

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

OXY 2020 FORM 10-K	131

Supplemental Oil and Gas Information (Unaudited)
OIL, NGL AND NATURAL GAS SALES VOLUMES PER DAY
The following tables set forth the sales volumes from ongoing operations of oil, NGL and natural gas per day for each of the three years in the period ended December 31, 2020. The differences between the sales and production volumes per day are negligible and are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil.

Sales per Day from Ongoing Operations (Mboe/d)	2020	2019	2018
United States
Permian Resources	435	355	214
Permian EOR	140	154	154
DJ Basin	293	120	—
Gulf of Mexico	130	58	—
Other Domestic	39	27	4
Total	1,037	714	372
Latin America	33	34	32
Middle East / Africa
Algeria (a)	45	24	—
Al Hosn Gas	78	82	73
Dolphin	45	42	40
Oman	85	89	86
Total	253	237	199
Total Sales from Ongoing Operations (Mboe/d)	1,323	985	603
Operations exited or exiting	28	44	55
Total Sales (Mboe/d)	1,351	1,029	658
(a)Prior period sales volumes for Algeria have been reclassified and included to reflect the Algeria operations as ongoing operations.

132	OXY 2020 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)

Sales per Day by Products from Ongoing Operations (Mboe/d)	2020	2019	2018
United States
Oil (Mbbl)
Permian Resources	237	207	132
Permian EOR	106	117	117
DJ Basin	96	46	—
Gulf of Mexico	109	48	—
Other Domestic	13	7	1
Total	561	425	250
NGL (Mbbl)
Permian Resources	101	74	38
Permian EOR	28	30	29
DJ Basin	79	28	—
Gulf of Mexico	9	4	—
Other Domestic	4	4	—
Total	221	140	67
Natural gas (MMcf)
Permian Resources	584	442	261
Permian EOR	36	44	50
DJ Basin	713	275	—
Gulf of Mexico	71	34	—
Other Domestic	125	98	16
Total	1,529	893	327
Latin America
Oil (Mbbl)	32	33	31
Natural gas (MMcf)	6	7	6
Middle East / Africa
Oil (Mbbl)
Algeria	42	22	—
Al Hosn Gas	14	14	13
Dolphin	7	7	7
Oman	65	66	63
Total	128	109	83
NGL (Mbbl)
Algeria	3	2	—
Al Hosn Gas	25	26	23
Dolphin	9	8	8
Total	37	36	31
Natural gas (MMcf)
Al Hosn Gas	238	251	220
Dolphin	171	161	152
Oman	120	138	139
Total	529	550	511
Total Sales from Ongoing Operations (Mboe/d)	1,323	985	603

OXY 2020 FORM 10-K	133

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation and Subsidiaries

		Additions
millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2020
Allowance for doubtful accounts	$788	$37	$(3)	$—	$822	(b)
Environmental, litigation and other reserves	$2,411	$115	$43	$(140)	$2,429	(c)

2019
Allowance for doubtful accounts	$668	$126	$(6)	$—	$788	(b)
Environmental, litigation, tax and other reserves	$994	$182	$1,408	$(173)	$2,411	(c)

2018
Allowance for doubtful accounts	$594	$77	$(3)	$—	$668	(b)
Environmental, litigation, tax and other reserves	$935	$140	$85	$(166)	$994	(c)
(a)Primarily represents payments.
(b)Of these amounts, $42 million, $22 million and $24 million in 2020, 2019, and 2018, respectively, are classified as current.
(c)Of these amounts, $149 million, $188 million and $146 million in 2020, 2019, and 2018, respectively, are classified as current.

Note: The amounts presented represent continuing operations.

134	OXY 2020 FORM 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Occidental had no changes in, and no disagreements with, Occidental’s accountants on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL ASSESSMENT OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Occidental Petroleum Corporation and its subsidiaries (Occidental) is responsible for establishing and maintaining adequate internal control over financial reporting. Occidental’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Occidental’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and divestitures of Occidental’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that Occidental’s receipts and expenditures are being made only in accordance with authorizations of Occidental’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Occidental’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2020, based on the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2020, Occidental’s system of internal control over financial reporting is effective.
Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

Occidental’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental’s evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Occidental’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental’s disclosure controls and procedures were effective as of December 31, 2020.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting. The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth in Item 8.

ITEM 9B.    OTHER INFORMATION

None.

OXY 2020 FORM 10-K	135

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Occidental has adopted a Code of Business Conduct (Code). The Code applies to the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Vice President, Chief Accounting Officer and Controller and persons performing similar functions (Key Personnel). The Code also applies to Occidental’s directors, employees and the employees of entities which it controls. The Code is posted at www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to its Key Personnel or directors by disclosing the nature of that amendment or waiver on its website within four business days following the date of the amendment or waiver.
The list of Occidental’s executive officers and related information under Information About Our Executive Officers set forth in Part I of this 10-K is incorporated by reference herein. The information required by this Item 10 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2020.

ITEM 11.    EXECUTIVE COMPENSATION

The information under the caption “Compensation Discussion and Analysis - Compensation Committee Report” shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933. The information required by this Item 11 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of Occidental’s stock-based compensation plans for its employees and non-employee directors have been approved by the stockholders. The aggregate number of shares of Occidental common stock authorized for issuance under such plans is approximately 133 million, of which approximately 11.6 million had been reserved for issuance through December 31, 2020. The following is a summary of the securities available for issuance under such plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
12,543,995 (1)		46.34 (2)		88,324,982 (3)
(1)Included shares reserved to be issued pursuant to restricted stock units, stock options (Options) and performance-based awards. Shares for performance-based awards are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, according to achievement of performance goals.
(2)Price applies only to the Options included in column (a). Exercise price is not applicable to the other awards included in column (a), nor warrants not issued under equity compensation plans.
(3)A plan provision requires each share covered by an award (other than stock appreciation rights (SARs) and Options) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than the amount shown depending on the type of award granted. Additionally, under the plan, the amount shown may increase, depending on the award type, by the number of shares currently unvested or forfeitable, or three times that number as applicable, that are forfeited or canceled, or correspond to the portion of any stock-based awards settled in cash.

The information required by this Item 12 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2020.

136	OXY 2020 FORM 10-K

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2020.

Part IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Occidental or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

■Should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;
■Have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
■May apply standards of materiality in a way that is different from the way investors may view materiality; and
■Were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

(a) (1) and (2). Financial Statements and Financial Statement Schedule
Reference is made to Item 8 of the Table of Contents of this report, where these documents are listed.

(a) (3). Exhibits

3.(i)
Restated Certificate of Incorporation of Occidental, dated November 12, 1999, and Certificates of Amendment thereto dated May 5, 2006, May 1, 2009, May 2, 2014 and June 3, 2020 (filed as Exhibit 4.1 to the Registration Statement on Form S-8 of Occidental filed on June 17, 2020, File No. 333-239236).

3.(i)(a)
Certificate of Change of Location of Registered Office and of Registered Agent, dated July 6, 2001 (filed as Exhibit 3.1(i) to the Registration Statement on Form S-3 of Occidental dated February 6, 2002, File No. 333-82246).

3.(ii)	Amended and Restated By-laws of Occidental Petroleum Corporation as of March 25, 2020 (filed as Exhibit 3.1 to the Current Report on Form 8-K of Occidental filed on March 25, 2020, File No. 1-9210).
3.(ii)(a)
Certificate of Designations with respect to the Cumulative Perpetual Preferred Stock, Series A (filed as Exhibit 3.1 to the Current Report on Form 8-K of Occidental filed on August 8, 2019, File No. 1-9210).

3.(ii)(b)
Certificate of Designations with respect to the Junior Participating Preferred Stock, Series B (filed as Exhibit 3.1 to the Current Report on Form 8-K of Occidental filed on March 13, 2020, File No. 1-9210).

4.1	Description of Securities of Occidental Petroleum Corporation.
4.2
Rights Agreement, dated as of March 12, 2020, between Occidental Petroleum Corporation and Equiniti Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental filed on March 13, 2020, File No. 1-9210).

4.3
Indenture, dated as of August 8, 2019, between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental filed on August 8, 2019, File No. 1-9210).

Other instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request.
All of the Exhibits numbered 10.1 to 10.33 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.
10.1	Occidental Petroleum Corporation Savings Plan (Amended and Restated Effective as of January 1, 2021).
10.2	Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective December 31, 2006 and Amended and Restated Effective January 1, 2021).
10.3
Occidental Petroleum Corporation Supplemental Retirement Plan II (Effective as of January 1, 2005 and Amended and Restated as of July 1, 2020) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2020, File No. 1-9210).

10.4
Form of 2018 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2018, File No. 1-9210).

OXY 2020 FORM 10-K	137

10.5
Form of 2018 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2018, File No. 1-9210).

10.6
Form of Amendment to Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Performance Retention Incentive Award (filed as Exhibit 10.4 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2017, File No. 1-9210).

10.7
Occidental Petroleum Corporation Executive Incentive Compensation Plan (As Amended and Restated Effective January 1, 2020) (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2020, File No. 1-9210).

10.8	Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).
10.9	Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers.
10.10
Amended and Restated Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.7 to the Registration Statement on Form S-8 of Occidental filed on June 17, 2020, File No. 333-239236).

10.11
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.12
Form of 2016 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Incentive Award (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2016, File No. 1-9210).

10.13
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2016, File No. 1-9210).

10.14
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan, as amended through October 13, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on October 14, 2010, File No. 1-9210).

10.15	Description of financial counseling program (filed as Exhibit 10.50 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2003, File No. 1-9210).
10.16	Description of group excess liability insurance program.
10.17
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on July 16, 2013, File No. 1-9210).

10.18
Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Restricted Stock Incentive Award Terms and Conditions (Performance-Based) (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental filed on July 26, 2013, File No. 1-9210).

10.19
Form of Occidental Petroleum Corporation 2005 Long-Term Incentive Plan Nonstatutory Stock Option Award Terms and Conditions (filed as Exhibit 10.73 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2014, File No. 1-9210).

10.20
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Performance Retention Incentive Award (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2015, File No. 1-9210).

10.21
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2015, File No. 1-9210).

10.22
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2015, File No. 1-9210).

10.23	Retention Agreement with Christopher O. Champion (filed as Exhibit 10.3 to the Current Report on Form 8-K of Occidental filed on August 8, 2019, File No. 1-9210).
10.24
Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of July 1, 2020) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2020, File No. 1-9210).

10.25
Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective July 1, 2020) (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2020, File No. 1-9210).

10.26
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Cash Return on Capital Employed Incentive Award (applicable to annual grants made in 2020) (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).

10.27
Form of 2020 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).

10.28
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Stock Option Award (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).

10.29
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Stock Appreciation Right Award (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).

10.30	Occidental Petroleum Corporation Executive Severance Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).

138	OXY 2020 FORM 10-K

10.31
Form of 2020 Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Special Restricted Stock Unit Incentive Award (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).

10.32
Occidental Petroleum Corporation Executive Change in Control Severance Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2020, File No. 1-9210).

10.33
Form of Employee Notice, Impact of August 2020 Warrant Distribution on Long-Term Incentive Awards (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2020, File No. 1-9210).

10.34
Amended and Restated Revolving Credit Agreement, dated as of June 3, 2019, among Occidental Petroleum Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K of Occidental filed on August 8, 2019, File No. 1-9210).

10.35
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of March 23, 2020, among Occidental Petroleum Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on March 24, 2020, File No. 1-9210).

10.36
Director Appointment and Nomination Agreement dated March 25, 2020 by and among the Icahn Group, Occidental and, solely with respect to the provisions applicable to the New Independent Director, Margarita Paláu-Hernández (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on March 25, 2020, File No. 1-9210).

10.37
Warrant Agreement (including Form of Warrant), dated July 24, 2020, between the Company and Equiniti Trust Company, as Warrant Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on July 27, 2020, File No. 1-9210).

21	List of subsidiaries of Occidental at December 31, 2020.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Ryder Scott, Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Fee, Leasehold and Royalty Interests and Certain Economic Interests Derived Through Certain Production Sharing Contracts as of December 31, 2020.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page from Occidental Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

OXY 2020 FORM 10-K	139

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

	Title	Date

/s/ Vicki Hollub	President, Chief Executive Officer	February 26, 2021
Vicki Hollub	and Director

/s/ Robert L. Peterson	Senior Vice President and	February 26, 2021
Robert L. Peterson	Chief Financial Officer

/s/ Christopher O. Champion	Vice President, Chief Accounting Officer	February 26, 2021
Christopher O. Champion	and Controller

/s/ Stephen I. Chazen	Chairman of the Board of Directors	February 26, 2021
Stephen I. Chazen

/s/ Andrew F. Gould	Director	February 26, 2021
Andrew F. Gould

/s/ Carlos M. Gutierrez	Director	February 26, 2021
Carlos M. Gutierrez

/s/ Gaoxiang Hu	Director	February 26, 2021
Gaoxiang Hu

/s/ William R. Klesse	Director	February 26, 2021
William R. Klesse

/s/ Andrew N. Langham	Director	February 26, 2021
Andrew N. Langham

/s/ Jack B. Moore	Director	February 26, 2021
Jack B. Moore

/s/ Margarita Paláu-Hernández	Director	February 26, 2021
Margarita Paláu-Hernández

/s/ Avedick B. Poladian	Director	February 26, 2021
Avedick B. Poladian

/s/ Robert M. Shearer	Director	February 26, 2021
Robert M. Shearer

140	OXY 2020 FORM 10-K