Form 10-Q
period 2021-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2021-05-10
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2021
Common Stock, $0.20 par value	933,418,685

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	March 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,270	$2,008
Restricted cash and restricted cash equivalents	183	170
Trade receivables, net	3,046	2,115
Inventories	2,173	1,898
Other current assets	1,153	1,195
Assets held for sale	1,249	1,433
Total current assets	10,074	8,819

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,170	3,250

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	102,718	102,454
Chemical segment	7,387	7,356
Midstream and marketing segment	8,249	8,232
Corporate	924	922
Gross property, plant and equipment	119,278	118,964
Accumulated depreciation, depletion and amortization	(55,205)	(53,075)
Net property, plant and equipment	64,073	65,889

OPERATING LEASE ASSETS	949	1,062

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,089	1,044

TOTAL ASSETS	$79,355	$80,064
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except per share amounts	March 31, 2021	December 31, 2020

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$559	$440
Current operating lease liabilities	369	473
Accounts payable	3,416	2,987
Accrued liabilities	3,566	3,570
Liabilities of assets held for sale	721	753
Total current liabilities	8,631	8,223

LONG-TERM DEBT, NET
Long-term debt, net	35,466	35,745

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	6,941	7,113
Asset retirement obligations	4,030	3,977
Pension and postretirement obligations	1,553	1,763
Environmental remediation liabilities	1,029	1,028
Operating lease liabilities	628	641
Other	2,777	3,001
Total deferred credits and other liabilities	16,958	17,523

STOCKHOLDERS' EQUITY
Preferred stock at par value, 100,000 shares at March 31, 2021 and December 31, 2020	9,762	9,762
Common stock at par value, 1,082,618,615 shares at March 31, 2021 and 1,080,564,947 shares at December 31, 2020	217	216
Treasury stock, 149,199,930 shares at March 31, 2021 and 149,051,634 shares at December 31, 2020	(10,668)	(10,665)
Additional paid-in capital	16,585	16,552
Retained earnings	2,639	2,996
Accumulated other comprehensive loss	(235)	(288)
Total stockholders' equity	18,300	18,573
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,355	$80,064
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions, except per share amounts	2021	2020

REVENUES AND OTHER INCOME
Net sales	$5,293	$6,613
Interest, dividends and other income	75	34
Gains on sales of assets and equity investments, net	111	7
Total	5,479	6,654

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	776	1,069
Transportation and gathering expense	329	565
Chemical and midstream cost of sales	594	612
Purchased commodities	558	393
Selling, general and administrative expenses	166	264
Other operating and non-operating expense	258	197
Taxes other than on income	210	225
Depreciation, depletion and amortization	2,194	2,309
Asset impairments and other charges	135	1,803
Anadarko acquisition-related costs	41	148
Exploration expense	28	37
Interest and debt expense, net	395	352
Total	5,684	7,974

Loss before income taxes and other items	(205)	(1,320)

OTHER ITEMS
Gains (losses) on interest rate swaps and warrants, net	399	(585)
Income (loss) from equity investments	121	(133)
Total	520	(718)

Income (loss) from continuing operations before income taxes	315	(2,038)
Income tax benefit (expense)	(16)	25
Income (loss) from continuing operations	299	(2,013)
Loss from discontinued operations, net of tax	(445)	—
NET LOSS	(146)	(2,013)
Less: Preferred stock dividends	(200)	(219)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(346)	$(2,232)

PER COMMON SHARE
Income (loss) from continuing operations—basic	$0.11	$(2.49)
Loss from discontinued operations—basic	$(0.48)	$—
Net loss attributable to common stockholders—basic	$(0.37)	$(2.49)

Income (loss) from continuing operations—diluted	$0.10	$(2.49)
Loss from discontinued operations—diluted	$(0.46)	$—
Net loss attributable to common stockholders—diluted	$(0.36)	$(2.49)
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2021	2020

Net loss	$(146)	$(2,013)
Other comprehensive income (loss) items:
Losses on derivatives	1	—
Pension and postretirement gains (losses) (a)	52	(111)
Other	—	(2)
Other comprehensive income (loss), net of tax	53	(113)
Comprehensive loss attributable to preferred and common stockholders	$(93)	$(2,126)
(a) Net of tax expense of $15 million and tax benefit of $31 million for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(146)	$(2,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations, net	445	—
Depreciation, depletion and amortization of assets	2,194	2,309
Deferred income tax benefit	(81)	(218)
Asset impairments and other charges	135	1,768
Gains on sales of equity investments and other assets, net	(111)	(7)
Other noncash benefits to income	(301)	(355)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(937)	3,909
(Increase) in inventory	(311)	(68)
(Increase) decrease in other current assets	(82)	254
(Decrease) in accounts payable and accrued liabilities	(42)	(4,332)
Increase in current domestic and foreign income taxes	25	48
Operating cash flow from continuing operations	788	1,295
Operating cash flow from discontinued operations, net of taxes	122	44
Net cash provided by operating activities	910	1,339

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(579)	(1,300)
Change in capital accrual	(75)	(435)
Purchases of businesses and assets, net	(105)	(35)
Proceeds from sales of equity investments and other assets, net	496	112
Equity investments and other, net	(10)	142
Investing cash flow from continuing operations	(273)	(1,516)
Investing cash flow from discontinued operations	(9)	(14)
Net cash used by investing activities	(282)	(1,530)

CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt	(174)	—
Proceeds from issuance of common stock	6	90
Purchases of treasury stock	(3)	—
Cash dividends paid on common and preferred stock	(211)	(913)
Financing portion of net cash received (paid) for derivative instruments	45	(149)
Other financing, net	(15)	(47)
Financing cash flow from continuing operations	(352)	(1,019)
Financing cash flow from discontinued operations	(2)	—
Net cash used by financing activities	(354)	(1,019)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	274	(1,210)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,194	3,574
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$2,468	$2,364
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$18,573
Net loss	—	—	—	—	(146)	—	(146)
Other comprehensive income, net of tax	—	—	—	—	—	53	53
Dividends on common stock, $0.01 per share	—	—	—	—	(11)	—	(11)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	—	—	3	—	—	3
Issuance of common stock and other, net	—	1	—	30	—	—	31
Purchases of treasury stock	—	—	(3)	—	—	—	(3)
Balance at March 31, 2021	$9,762	$217	$(10,668)	$16,585	$2,639	$(235)	$18,300

		Equity Attributable to Common Stock
millions, except per share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$9,762	$209	$(10,653)	$14,955	$20,180	$(221)	$34,232
Net loss	—	—	—	—	(2,013)	—	(2,013)
Other comprehensive loss, net of tax	—	—	—	—	—	(113)	(113)
Dividends on common stock, $0.79 per share	—	—	—	—	(719)	—	(719)
Dividends on preferred stock, $2,222 per share	—	—	—	—	(219)	—	(219)
Issuance of common stock and other, net	—	1	—	126	—	—	127
Balance at March 31, 2020	$9,762	$210	$(10,653)	$15,081	$17,229	$(334)	$31,295
The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
In this report, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the U.S. Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes thereto. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K).
In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated condensed balance sheets as of March 31, 2021 and December 31, 2020, and the consolidated condensed statements of operations, comprehensive income, cash flows and stockholders' equity for the three months ended March 31, 2021 and 2020. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the income or cash flows to be expected for the full year.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balances at March 31, 2021 and 2020 included investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the consolidated condensed statements of cash flows for the three months ended March 31, 2021 and 2020, respectively.

millions	2021	2020
Cash and cash equivalents	$2,270	$2,021
Restricted cash and restricted cash equivalents	183	269
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	15	74
Cash, cash equivalents, restricted cash and restricted cash equivalents	$2,468	$2,364

Total restricted cash and restricted cash equivalents are primarily associated with international joint ventures, a benefits trust associated with the acquisition of Anadarko Petroleum Corporation (Anadarko) and a judicially controlled account related to a Brazilian tax dispute.

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the three months ended March 31, 2021 and 2020, respectively.

millions	2021	2020
Income tax payments	$(122)	$(168)
Income tax refunds received	$42	$26
Interest paid (a)	$(607)	$(548)
(a) Net of capitalized interest of $15 million and $24 million for the three months ended March 31, 2021 and 2020, respectively.

WES INVESTMENT
In March 2021, Occidental sold 11.5 million limited partner units of Western Midstream Partners, LP (WES) for proceeds of approximately $200 million, resulting in a gain of $102 million. As of March 31, 2021, Occidental owned all of the 2% non-voting general partner interest and 49.1% of the limited partner units in WES. On a combined basis, with its 2.0% non-voting limited partner interest in WES Operating, a WES subsidiary, Occidental's total effective economic interest in WES and its subsidiaries was 51.2%.
The following table represents the related-party transactions between Occidental and WES for the three months ended March 31, 2021 and 2020, respectively:

millions	2021	2020
Sales	$53	$113
Purchases	$37	$219
Transportation, gathering and other fees paid	$227	$310

DISCONTINUED OPERATIONS
Occidental is continuing to actively market its Ghana assets. The results of operations in Ghana, an after-tax loss of $42 million for the three months ended March 31, 2021, are presented as discontinued operations. The amounts related to the Ghana assets, of which approximately $1.2 billion and $1.4 billion are related to property, plant and equipment, net, as of March 31, 2021 and December 31, 2020, respectively. Approximately $607 million and $670 million of liabilities held for sale are related to deferred income taxes, asset retirement obligations and a finance lease liability as of March 31, 2021 and December 31, 2020, respectively.
Occidental recorded a $403 million after-tax loss contingency in discontinued operations associated with its former operations in Ecuador, see Note 8 - Lawsuits, Claims, Commitments and Contingencies.

NOTE 2 - DIVESTITURES AND OTHER TRANSACTIONS

DIVESTITURES
In March 2021, Occidental completed the sale of certain non-operated assets in the DJ Basin for net cash proceeds of approximately $280 million. The difference in the asset’s net book value and adjusted purchase price was treated as a recovery of cost and normal retirement, which resulted in no gain or loss being recognized.

ALGERIA OPERATIONS - RECLASSIFICATION
In April 2020, Occidental decided to continue to operate within Algeria. As a result, beginning in the second quarter of 2020, the Algerian operations were no longer classified as held for sale or within discontinued operations. The following table presents the amounts previously reported in discontinued operations, net of income taxes, which were reclassified to continuing operations for the three months ended March 31, 2020.

millions	Three months ended March 31, 2020

Revenues and other income
Net sales	$203

Costs and other deductions
Oil and gas lease operating expense	23
Transportation expense	7
Taxes other than on income	43
Depreciation, depletion and amortization	67
Other	6
Total costs and other deductions	146

Income before income taxes	57
Income tax expense	(57)
Net income of Algeria operations, after taxes	$—

NOTE 3 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, natural gas liquids (NGL), gas, chemicals or services, such as transportation. As of March 31, 2021, trade receivables, net, of $3.0 billion represent rights to payment, for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
millions	2021	2020

Revenue from customers	$5,184	$5,250
All other revenues (a)	109	1,363
Net sales	$5,293	$6,613
(a) Includes net marketing derivatives, natural gas collars, oil collars and calls and chemical exchange contracts.

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

millions	United States	International	Eliminations	Total

Three months ended March 31, 2021
Oil and gas
Oil	$2,464	$549	$—	$3,013
NGL	384	52	—	436
Gas	253	64	—	317
Other	(31)	—	—	(31)
Segment total	$3,070	$665	$—	$3,735
Chemical	$1,037	$50	$—	$1,087
Midstream and marketing
Gas processing	$101	$84	$—	$185
Marketing	438	47	—	485
Power and other	(42)	—	—	(42)
Segment total	$497	$131	$—	$628
Eliminations	$—	$—	$(266)	$(266)
Consolidated	$4,604	$846	$(266)	$5,184

millions	United States	International	Eliminations	Total

Three months ended March 31, 2020
Oil and gas
Oil	$2,755	$789	$—	$3,544
NGL	213	65	—	278
Gas	183	85	—	268
Other	11	—	—	11
Segment total	$3,162	$939	$—	$4,101
Chemical	$910	$51	$—	$961
Midstream and marketing
Gas processing	$105	$71	$—	$176
Marketing	246	(51)	—	195
Power and other	16	—	—	16
Segment total	$367	$20	$—	$387
Eliminations	$—	$—	$(199)	$(199)
Consolidated	$4,439	$1,010	$(199)	$5,250

NOTE 4 - INVENTORIES

Finished goods primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the last in first out (LIFO) method. Inventories consisted of the following:

millions	March 31, 2021	December 31, 2020

Raw materials	$69	$70
Materials and supplies	851	848
Commodity inventory and finished goods	1,282	1,009
	2,202	1,927
Revaluation to LIFO	(29)	(29)
Total	$2,173	$1,898

NOTE 5 - DERIVATIVES

OBJECTIVE AND STRATEGY
Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity price fluctuations, interest rate risks and transportation commitments and to fix margins on the future sale of stored commodity volumes. Occidental also enters into derivative financial instruments for trading purposes.
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on forecasted debt issuances. The value of cash flow hedges was insignificant at March 31, 2021 and December 31, 2020. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of March 31, 2021, Occidental’s derivatives not designated as hedges consist of oil call options, natural gas collars, interest rate swaps and marketing derivatives.
Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the ultimate realized cash value of the instrument at settlement.

COLLARS AND OIL CALL OPTIONS
Occidental's natural gas two-way collar derivative instruments settle in 2021 and were entered into to manage its near-term exposure to cash flow variability from natural gas price risk.
Occidental's Brent-priced call options were entered into to enhance the upside of three-way collars that expired in 2020. Net gains and losses associated with collars and calls are recognized in net sales.

Occidental had the following collars and calls outstanding at March 31, 2021:

Collars and Calls, not designated as hedges
2021 Settlement - oil
Call options sold (MMbbl)	96.3
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16

2021 Settlement - natural gas
Natural Gas Collars (millions of MMbtu)	154.4
Volume weighted-average price per MMbtu (NYMEX)
Ceiling sold price (call)	$3.61
Floor purchased price (put)	$2.50

INTEREST RATE SWAPS
Occidental's interest rate swap contracts lock in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London InterBank Offered Rate (LIBOR) throughout the reference period. Net gains and losses associated with interest rate swaps are recognized currently in gains (losses) on interest rate swaps and warrants, net.
Occidental had the following outstanding interest rate swaps at March 31, 2021:

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
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. In the first quarter of 2021, net cash payments related to settlements of interest rate swap agreements were $47 million. Additionally, $92 million of collateral was returned.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. Marketing derivative instruments do not include the collars and call options discussed above. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. As of March 31, 2021, the weighted-average settlement price of these forward contracts was $58.84 per barrel and $2.51 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively. The weighted-average settlement price was $46.05 per barrel and $2.58 per Mcf for crude oil and natural gas, respectively, at December 31, 2020. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments.

	March 31, 2021	December 31, 2020
Oil Commodity Contracts
Volume (MMbbl)	(28)	(31)
Natural gas commodity contracts
Volume (Bcf)	(130)	(117)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to master netting arrangements, and are presented on a net basis in the consolidated condensed balance sheets.

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

March 31, 2021
Collars and Call Options
Other current assets	$—	$8	$—	$—	$8
Accrued liabilities	—	(98)	—	—	(98)
Marketing Derivatives
Other current assets	1,649	136	—	(1,732)	53
Long-term receivables and other assets, net	38	2	—	(38)	2
Accrued liabilities	(1,861)	(94)	—	1,732	(223)
Deferred credits and other liabilities - other	(38)	—	—	38	—
Interest Rate Swaps
Accrued liabilities	—	(708)	—	—	(708)
Deferred credits and other liabilities - other	—	(604)	—	—	(604)

December 31, 2020
Collars and Call Options
Other current assets	$—	$25	$—	$—	$25
Accrued liabilities	—	(42)	—	—	(42)
Marketing Derivatives
Other current assets	1,155	80	—	(1,204)	31
Long-term receivables and other assets, net	7	2	—	(7)	2
Accrued liabilities	(1,252)	(81)	—	1,204	(129)
Deferred credits and other liabilities - other	(7)	—	—	7	—
Interest Rate Swaps
Accrued liabilities	—	(936)	—	—	(936)
Deferred credits and other liabilities - other	—	(822)	—	—	(822)
(a)These amounts do not include collateral. As of March 31, 2021 and December 31, 2020, $282 million and $374 million of collateral related to interest rate swaps had been netted against derivative liabilities, respectively. Occidental had $202 million and $85 million of initial margin related to marketing derivatives deposited with brokers as of March 31, 2021 and December 31, 2020, respectively.

GAINS AND LOSSES ON DERIVATIVES
The following table presents the effect of Occidental's derivative instruments on the consolidated condensed statements of operations:

millions	Three months ended March 31,
Income Statement Classification	2021	2020

Collars and Calls
Net sales	$(72)	$952
Marketing Derivatives
Net sales (a)	180	410
Interest Rate Swaps
Gains (losses) on interest rate swaps and warrants, net	399	(669)
Other (b)
Gains (losses) on interest rate swaps and warrants, net	$—	$84
(a) Includes derivative and non-derivative marketing activity.
(b) Includes gains on warrants which were reclassified to equity on May 29, 2020.

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
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed at March 31, 2021, was $210 million (net of $282 million of collateral), primarily related to interest rate swaps. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed at December 31, 2020, was $104 million (net of $374 million of collateral) primarily related to interest rate swaps.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

The following tables provide fair value measurement information for embedded derivatives that are measured on a recurring basis:

millions	Fair Value Measurements Using
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
As of March 31, 2021
Accrued liabilities	$—	$32	$—	$—	$32

As of December 31, 2020
Accrued liabilities	$—	$64	$—	$—	$64

FAIR VALUES - NONRECURRING
In the first quarter 2021, Occidental recorded pre-tax impairments of $135 million related to non-core domestic undeveloped leases that either expired in the first quarter of 2021 or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities.

NOTE 7 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	March 31, 2021	December 31, 2020
Total borrowings at face value	$35,061	$35,235
Adjustments to book value:
Unamortized premium, net	727	748
Debt issuance costs	(152)	(156)
Net book value of debt	$35,636	$35,827
Long-term finance leases	330	316
Current finance leases	59	42
Total debt and finance leases	$36,025	$36,185
Less current maturities of financing leases	(59)	(42)
Less current maturities of long-term debt	(500)	(398)
Long-term debt, net	$35,466	$35,745

DEBT ACTIVITY
In the first quarter of 2021, Occidental repaid $174 million of debt upon maturity.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of March 31, 2021, and December 31, 2020, substantially all of which was classified as Level 1, was approximately $34.5 billion and $33.8 billion, respectively.

NOTE 8 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar federal, regional, state, provincial, tribal, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction.
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated.
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The awarded amount represented a recovery of 60% of the value of Block 15. In 2017, Andes Petroleum Ecuador Ltd. (Andes) filed a demand for arbitration, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. On March 26, 2021, the arbitration tribunal issued an award in favor of Andes and against Occidental Exploration and Production Company (OEPC) in the amount of approximately $391 million plus interest. OEPC intends to pursue a petition to vacate the award due to concerns regarding the validity of the award. In addition, OEPC has made a demand for significant additional claims not addressed by the arbitration tribunal that OEPC has against Andes relating to Andes' 40% share of costs, liabilities, losses and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties.
In August 2019, Sanchez Energy Corporation and certain of its affiliates (Sanchez) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Sanchez is a party to agreements with Anadarko as a result of its 2017 purchase of Anadarko's Eagle Ford Shale assets. Sanchez is attempting to reject some of the agreements related to the purchase of Anadarko’s Eagle Ford Shale assets. If Sanchez is permitted to reject certain of those agreements, then Anadarko may owe deficiency payments to various third parties. Occidental intends to defend vigorously any attempt by Sanchez to reject the agreements. Occidental expects a final ruling from the bankruptcy court on Sanchez's purported contract rejection by the end of the third quarter in 2021.
On May 26, 2020, a putative securities class action captioned City of Sterling Heights General Employees’ Retirement System, et al. v. Occidental Petroleum Corporation, et al., No. 651994/2020 (City of Sterling), was filed in the Supreme Court of the State of New York. The complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the Securities Act), based on alleged misstatements in the Securities Act filings, including the registration statement filed in connection with the acquisition of Anadarko and Occidental’s related issuance of common stock and debt securities offerings that took place in August 2019. The lawsuit was filed against Occidental, certain current and former officers and directors and certain underwriters of the debt securities offerings and sought damages in an unspecified amount, plus attorneys’ fees and expenses. Two additional putative class actions were filed in the same court (together with City of Sterling, the State Cases) and the State Cases were consolidated into In re Occidental Petroleum Corporation Securities Litigation, No. 651830/2020. On March 4, 2021, the court granted Occidental's motion to dismiss the complaint with prejudice.
The ultimate outcome and impact of outstanding lawsuits, claims and proceedings on Occidental cannot be predicted. Management believes that the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on Occidental’s consolidated condensed balance sheets. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected. Occidental’s estimates are based on information known about the legal matters and its experience in contesting, litigating and settling similar matters. Occidental reassesses the probability and estimability of contingent losses as new information becomes available.

TAX MATTERS
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and international tax jurisdictions. Taxable years through 2017 for U.S. federal income tax purposes have been audited by the IRS pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Taxable years through 2009 have been audited for state income tax purposes. All other significant audit matters in international jurisdictions have been resolved through 2010. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated condensed balance sheets or consolidated condensed statements of operations.
For Legacy Anadarko, its taxable years through 2014 and tax year 2016 for U.S. federal and state income tax purposes have been audited by the IRS and respective state taxing authorities. There are outstanding significant audit matters in one international jurisdiction. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Other than the matter discussed below, Occidental believes that the resolution of these outstanding tax matters would not have a material adverse effect on its consolidated condensed balance sheets or consolidated condensed statements of operations.
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. The case was in the IRS appeals process until the second quarter of 2020. The case has since been returned to the U.S. Tax Court, where a trial date has been set for April 2022 and Occidental expects to continue pursuing resolution.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, Occidental would be required to repay approximately $925 million ($898 million in federal taxes and $27 million in state taxes) plus accrued interest of approximately $270 million. A liability for this amount plus interest is included in deferred credits and other liabilities-other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2021, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 9 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental’s operations are subject to stringent federal, regional, state, provincial, tribal, local and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including CERCLA and similar federal, regional, state, provincial, tribal, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.

ENVIRONMENTAL REMEDIATION
As of March 31, 2021, Occidental participated in or monitored remedial activities or proceedings at 168 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of March 31, 2021. The current portion, $123 million, is included in accrued liabilities and the non-current portion, $1.0 billion, in deferred credits and other liabilities-environmental remediation liabilities.

Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) and three categories of non-NPL sites—third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	34	$445
Third-party sites	69	303
Occidental-operated sites	17	141
Closed or non-operated Occidental sites	48	263
Total	168	$1,152

As of March 31, 2021, Occidental’s environmental remediation liabilities exceeded $10 million each at 19 of the 168 sites described above, and 96 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 45% of the period-end remediation balance at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2020.

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
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and remediation called for in the AOC and the ROD as well as for certain other Maxus-indemnified sites. Occidental's accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC and the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2018, Occidental filed a complaint under CERCLA in Federal District Court in the State of New Jersey against numerous potentially responsible parties for reimbursement of amounts incurred or to be incurred to comply with the AOC and the ROD, or to perform other remediation activities at the Site.
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

NOTE 10 - RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various defined benefit pension plans for certain domestic union, non-union hourly and foreign national employees. In addition, Occidental also provides medical and other benefits for certain active, retired and disabled employees and their eligible dependents.
The following table contains a summary of Occidental's retirement and postretirement benefits plan costs for the three months ended March 31, 2021, and 2020:

	Three months ended March 31,
millions	2021	2020
Net gains related to pension settlement and curtailment(a)	$6	$14
Net periodic benefit costs related to pension special termination benefits (a)	$—	$16
Net periodic benefit costs (gains) related to pension benefits excluding settlement, curtailment and special termination benefits	$(5)	$12
Net periodic benefit costs related to postretirement benefits	$20	$20
Contributions to qualified and supplemental pension plans	$147	$91
(a) Net gains related to settlement and curtailment and costs of special termination benefits for the three months ended March 31, 2021 and 2020 primarily relate to a separation program and the freezing of benefit accruals for Anadarko employees.

The increase in 2021 contributions is primarily due to distributions related to the separation program and freezing of benefit accruals described above and for contributions which were previously deferred in 2020 under the Coronavirus Aid, Relief, and Economic Security Act.

NOTE 11 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three months ended March 31,
millions except per share amounts	2021	2020

Net income (loss) from continuing operations	$299	$(2,013)
Loss from discontinued operations	(445)	—
Net loss	(146)	(2,013)
Less: Preferred stock dividends	(200)	(219)
Net loss attributable to common stockholders	$(346)	$(2,232)
Weighted-average number of basic shares	933.1	896.7
Basic loss per common share	$(0.37)	$(2.49)
Net loss, net of participating securities	(346)	(2,232)
Dilutive securities	947.9	896.7
Diluted loss per common share	$(0.36)	$(2.49)

For the three months ended March 31, 2021, warrants and options covering approximately 87 million shares of Occidental common stock were excluded from the diluted shares as their effect would have been anti-dilutive. In April 2021, Occidental paid $200 million cash in preferred stock dividends.

NOTE 12 - SEGMENTS

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended March 31, 2021
Net sales	$3,664	$1,088	$807	$(266)	$5,293
Income (loss) from continuing operations before income taxes	$(62)	$251	$282	$(156)	$315
Income tax expense	—	—	—	(16)	(16)
Income (loss) from continuing operations	$(62)	$251	$282	$(172)	$299

Three months ended March 31, 2020
Net sales	$5,060	$962	$790	$(199)	$6,613
Income (loss) from continuing operations before income taxes	$236	$186	$(1,287)	$(1,173)	$(2,038)
Income tax benefit	—	—	—	25	25
Income (loss) from continuing operations	$236	$186	$(1,287)	$(1,148)	$(2,013)
(a) The 2021 amount included a $135 million impairment charge related to non-core domestic undeveloped leases that either expired in the first quarter of 2021 or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities. The 2020 amount included $317 million related to domestic asset impairments and other charges, a $952 million gain on the oil collars and calls and a $264 million impairment charge related to international assets.
(b) The 2021 amount included a $102 million gain from the sale of 11.5 million limited partner units in WES. The 2020 amount included a $1.4 billion impairment related to the write-off of goodwill and a loss from an equity investment related to WES' write-off of its goodwill.
(c) The 2021 amount included a $399 million gain on interest rate swaps and $41 million in Anadarko acquisition-related costs. The 2020 amount included $148 million in expenses related to Anadarko acquisition-related costs, a $669 million loss on interest rate swaps and an $84 million gain on the Berkshire warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion should be read together with the consolidated condensed financial statements and the notes to consolidated condensed financial statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the consolidated financial statements and the notes to the consolidated financial statements, which are included in Part II, Item 8 of Occidental's Annual Report on Form 10-K for the year ended December 31, 2020; and the information set forth in Risk Factors under Part I, Item 1A of the 2020 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, and they include, but are not limited to: any projections of earnings, revenue or other financial items or future financial position or sources of financing; any statements of the plans, strategies and objectives of management for future operations or business strategy; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” "commit," "advance," “likely” or similar expressions that convey the prospective nature of events or outcomes are generally indicative of forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update, modify or withdraw any forward-looking statements as a result of new information, future events or otherwise.
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets, repay or refinance debt and the impact of changes in Occidental’s credit ratings; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of our proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; general economic conditions, including slowdowns, domestically or internationally, and volatility in the securities, capital or credit markets; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; governmental actions and political conditions and events; legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deepwater and onshore drilling and permitting regulations and environmental regulation (including regulations related to climate change); environmental risks and liability under federal, regional, state, provincial, tribal, local and international environmental laws and regulations (including remedial actions); Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Oxy Low Carbon Ventures or announced greenhouse gas reduction targets; potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors can be found in Occidental’s filings with the U.S. Securities and Exchange Commission, including Occidental’s 2020 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads and the prices it receives for its chemical products. While the worldwide economy continues to be impacted by the ongoing effects of the COVID-19 pandemic, certain restrictions, including stay-at-home orders in certain areas, have been lifted, which has resulted in an increase in oil and gas demand. The combination of increased oil and gas demand and a gradual increase in supply from members of OPEC and 10 non-OPEC partner countries (OPEC+) resulted in price support for an average WTI oil price above $57 per barrel for the first quarter of 2021. The oil price recovery could be negatively impacted by a resurgence of COVID-19 cases and slow vaccine distribution in certain large international economies. We expect that oil prices in the near-term will continue to be influenced by supply decisions made by OPEC+ as well as the duration and severity of the COVID-19 pandemic and its resulting impact on oil and gas demand.

2021 PRIORITIES
Occidental’s operational priorities for 2021 are intended to maximize cash flow by sustaining production in-line with its 2020 fourth quarter rate with an annualized $2.9 billion capital budget and by maintaining a majority of the costs savings achieved in 2020. During the first quarter of 2021, Occidental generated cash flow from continuing operations of $788 million, incurred capital expenditures of $579 million and generated cash proceeds from sales of equity investments and other assets, net of $496 million. Occidental is targeting additional asset sales, expected to be announced later in 2021.
Occidental intends to use excess cash flow generated during 2021, coupled with asset sales proceeds, to strengthen its balance sheet by reducing debt and other financial obligations.

LIABILITY MANAGEMENT
Occidental entered 2021 with reduced near-term debt maturity exposure. Through the use of proceeds from asset sales, cash on hand, debt issuances, repurchases and repayments during 2020, Occidental retired or tendered $6.0 billion of 2021, $2.7 billion of 2022 and $264 million of 2023 debt maturities. During the first quarter of 2021, Occidental repaid $174 million of debt upon maturity. Occidental has remaining near-term debt maturities of approximately $224 million in 2021, $2.1 billion in 2022 and $0.9 billion in 2023.
In addition to the above, Occidental’s Zero Coupon senior notes due 2036 (Zero Coupons) can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2021, which, if put in whole, would require a payment of approximately $1.0 billion at such date. Occidental currently has the ability to meet this obligation and may use available capacity under the revolving credit facility (RCF) to satisfy the put should it be exercised.
Interest rate swaps with a notional value of $750 million and a fair value of $664 million, as of March 31, 2021, have a mandatory termination date in September 2021. Interest rate swaps with a notional value of $725 million and a fair value of $648 million, as of March 31, 2021, have mandatory termination dates in September 2022 and 2023. The interest rate swaps' fair value, and cash required to settle them on their termination dates, will continue to fluctuate with changes in interest rates through the mandatory termination dates. Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions or settle or amend certain or all of the currently outstanding interest rate swaps.
As of March 31, 2021, Occidental had approximately $2.3 billion of cash and cash equivalents on hand, and as of the date of this filing, $5.0 billion of borrowing capacity under its RCF, which matures in 2023. Additionally, Occidental has up to $400 million of capacity, subject to monthly redetermination, under its receivables securitization facility, which matures in 2022. Occidental continues to pursue divestitures of certain assets and intends to use the net proceeds from asset sales and cash flow to repay debt maturities and other financial obligations, however the expected timing and final proceeds from such asset sales are uncertain. Occidental expects its cash on hand and funds available under its RCF to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.

DEBT RATINGS
As of March 31, 2021, Occidental’s long-term debt was rated Ba2 by Moody’s Investors Service, BB by Fitch Ratings and BB- by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.

As of the date of this filing, Occidental has provided required financial assurances through a combination of cash, letters of credit and surety bonds made available to us on a bilateral basis and has not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2020 Form 10-K.

IMPACT OF COVID-19 PANDEMIC TO GLOBAL OPERATIONS
Occidental continues to focus on protecting the health and safety of its employees and contractors during the COVID-19 pandemic. The workplace restrictions implemented in the initial stages of the pandemic for our offices and work sites for health and safety reasons remain in place. Occidental has not incurred material costs as a result of new protocols and procedures. Occidental continues to monitor national, state and local government directives where we have operations and/or offices. While Occidental has not incurred any significant disruptions to its day-to-day operations as a result of any workplace restrictions related to the COVID-19 pandemic to-date, the extent to which the COVID-19 pandemic adversely affects our business, results of operations and financial condition will depend on future developments, which remain uncertain.

CONSOLIDATED RESULTS OF OPERATIONS

Occidental reported after-tax income from continuing operations of $299 million for the first quarter of 2021 on net sales of $5.3 billion, compared to a loss from continuing operations of $2.0 billion on net sales of $6.6 billion for the first quarter of 2020. Diluted earnings from continuing operations per share was income of $0.10 for the first quarter of 2021 compared to a loss of $2.49 for the first quarter of 2020.
Excluding the impact of asset impairments, gains and losses on sales of assets and equity method investments, gains and losses on derivative mark-to-market adjustments and acquisition-related costs, the increase in income from continuing operations for the three months ended March 31, 2021, compared to the same period in 2020, was primarily related to higher crude oil prices, higher marketing margins resulting from the timing impact of crude export sales and improved prices across most products in the chemicals segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS
Net sales decreased for the three months ended March 31, 2021 compared to the same period in 2020, primarily as a result of lower crude oil, NGL and natural gas sales volumes and derivative gains recorded in the first quarter of 2020 for the 2020 three-way oil collars. The decrease was partially offset by higher crude oil, NGL and natural gas prices, and improved prices across most products in the chemicals segment. Gains on sales of assets and equity method investments, net for the three months ended March 31, 2021, was related to a gain recognized for the sale of limited partnership units in WES.
Oil and gas operating expenses for the three months ended March 31, 2021, compared to the same period in 2020, primarily reflected lower surface operations and maintenance costs, partially offset by higher operating expenses incurred during the winter storms. Transportation costs for the three months ended March 31, 2021, compared to the same period in 2020, reflected lower domestic production volumes.
The cost of purchased commodities increased for the three months ended March 31, 2021, compared to the same period in 2020, due to higher crude prices on third-party crude purchases related to the midstream and marketing segment.
Depreciation, depletion and amortization (DD&A) expense decreased for the three months ended March 31, 2021, compared to the same period in 2020, as a result of lower production volumes, which was partially offset by higher per-barrel DD&A rates due to lower reported proved reserves volumes, consistent with lower average prices in 2020.
Asset impairments and other charges for the three months ended March 31, 2021 were associated with non-core domestic undeveloped leases that either expired during the first quarter of 2021 or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities.
Gains (losses) on interest rate swaps and warrants, net increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to rising interest rates in the first quarter of 2021, resulting in a favorable change in the fair value of interest rate swaps.
Income (loss) from equity investments increased for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a 2020 loss from an equity investment due to WES' write-off of its goodwill.

SEGMENT RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY
SEGMENT RESULTS OF OPERATIONS
Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil, condensate, NGL, natural gas, CO2 and power. It also trades around its assets, including transportation and storage capacity, and invests in entities that conduct similar activities such as WES.
The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
millions	2021	2020
Net sales (a)
Oil and gas	$3,664	$5,060
Chemical	1,088	962
Midstream and marketing	807	790
Eliminations	(266)	(199)
Total	5,293	6,613
Income (loss) from continuing operations
Oil and gas (b)	(62)	236
Chemical	251	186
Midstream and marketing (c)	282	(1,287)
Total	471	(865)
Unallocated corporate items
Interest expense, net	(395)	(352)
Income tax benefit (expense)	(16)	25
Other items, net (d)	239	(821)
Income (loss) from continuing operations	$299	$(2,013)
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) The 2021 amount included a $135 million impairment charge related to non-core domestic undeveloped leases that either expired during the first quarter of 2021 or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities. The 2020 amount included $317 million related to domestic asset impairments and other charges, a $952 million gain on the oil collars and calls and a $264 million impairment charge related to international assets.
(c) The 2021 amount included a $102 million gain from the sale of 11.5 million limited partner units in WES. The 2020 amount included a $1.4 billion impairment related to the write-off of goodwill and a loss from an equity investment related to WES' write-off of its goodwill.
(d) The 2021 amount included a $399 million gain on interest rate swaps and $41 million in Anadarko acquisition-related costs. The 2020 amount included $148 million in expenses related to Anadarko acquisition-related costs, a $669 million loss on interest rate swaps and an $84 million gain on the Berkshire warrants.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended March 31,
millions	2021	2020
Oil and gas
Asset impairments - domestic	$(135)	$(282)
Asset impairments - international	—	(264)
Rig termination and others - domestic	—	(35)
Oil, gas and CO2 derivative gains (losses), net	(40)	870
Total oil and gas	(175)	289

Midstream and marketing
Asset sales gains, net	102	—
Goodwill impairment and equity losses	—	(1,458)
Derivative gains, net	15	251
Total midstream and marketing	117	(1,207)

Corporate
Anadarko acquisition-related costs	(41)	(148)
Interest rate swap gains (losses), net	399	(669)
Warrants gains	—	84
Total corporate	358	(733)

Income taxes	(65)	17
Income (loss) from continuing operations	235	(1,634)
Discontinued operations, net of taxes (a)	(445)	—
Total	$(210)	$(1,634)
(a) Included in discontinued operations, net of taxes are the results of Ghana and a $403 million loss contingency associated with Occidental's former operations in Ecuador, see Note 8 - Lawsuits, Claims, Commitments and Contingencies.

OIL AND GAS SEGMENT
Oil and gas segment losses were $62 million for the three months ended March 31, 2021, compared with segment earnings of $236 million for the same period in 2020. Excluding the impact of asset impairments and other charges and oil, gas and CO2 derivative gains (losses), oil and gas segment results for the three months ended March 31, 2021, compared to the same period in 2020, reflected higher commodity prices and lower lease operating and transportation costs, partially offset by lower sales volumes and higher DD&A rates.
The following table sets forth the average sales volumes per day for oil in thousands of barrels (Mbbl), for NGL in thousands of barrels equivalent (Mboe) and for natural gas in millions of cubic feet (MMcf):

	Three months ended March 31,
	2021	2020
Sales Volumes per Day
Oil (Mbbl)
United States	488	662
International	114	132
NGL (Mboe)
United States	200	230
International	26	36
Natural Gas (MMcf)
United States	1,294	1,695
International	414	536
Total Continuing Operations Volumes (Mboe) (a)	1,113	1,432
Operations Exited or Exiting (b)	28	63
Total Sales Volumes (Mboe) (a)	1,141	1,495
(a) Natural gas volumes have been converted to barrels of oil equivalent (Boe) based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.
(b) Operations exited or exiting included Ghana and Colombia.

The decrease in average daily sales volumes from continuing operations of 319 Mboe/d for the three months ended March 31, 2021, compared to the same period in 2020, primarily reflected declines in Permian and the DJ Basin as a result of reduced capital investment.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended March 31,
	2021	2020
Average Realized Prices
Oil ($/Bbl)
United States	$56.18	$45.71
International	$53.39	$53.24
Total Worldwide	$55.65	$46.96
NGL ($/Boe)
United States	$23.62	$11.98
International	$22.11	$20.32
Total Worldwide	$23.44	$13.09
Natural Gas ($/Mcf)
United States	$2.56	$1.18
International	$1.70	$1.73
Total Worldwide	$2.36	$1.31

Average Index Prices
WTI oil ($/Bbl)	$57.84	$46.17
Brent oil ($/Bbl)	$61.10	$50.95
NYMEX gas ($/Mcf)	$2.72	$2.05

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	96%	102%
Worldwide oil as a percentage of average Brent	91%	92%
Worldwide NGL as a percentage of average WTI	41%	28%
Domestic natural gas as a percentage of average NYMEX	94%	58%

CHEMICAL SEGMENT
Chemical segment earnings for the three months ended March 31, 2021 were $251 million, compared to $186 million for the same period in 2020. Compared to the same period in 2020, the three months ended March 31, 2021 reflected improved pricing across most products, partially offset by lower sales volumes and higher raw material costs.

MIDSTREAM AND MARKETING SEGMENT
Midstream and marketing segment earnings for the three months ended March 31, 2021 were $282 million, compared with losses of $1.3 billion for the same period in 2020. Excluding the impact of impairment charges, gains on sales of assets and equity investments and derivative gains, the increase in midstream and marketing segment results for the three months ended March 31, 2021, compared to the same period in 2020, was primarily driven by the timing impact of crude export sales.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended March 31,
millions, except percentages	2021	2020
Income (loss) from continuing operations before income taxes	$315	$(2,038)
Income tax benefit (expense)
Domestic - federal and state	102	90
International	(118)	(65)
Total income tax benefit (expense)	(16)	25
Income (loss) from continuing operations	$299	$(2,013)
Worldwide effective tax rate	5%	1%

Occidental estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates, adjusted for certain discrete items. Each quarter, Occidental updates these rates and records a cumulative adjustment to its income taxes by applying the rates to the pre-tax income excluding certain discrete items. Occidental’s quarterly estimate of its effective tax rates can vary significantly based on various forecasted items, including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized and the geographic mix of pre-tax income and losses. The difference between the 5% effective tax rate for income from continuing operations for the three months ended March 31, 2021, and the 21% U.S. federal statutory tax rate is primarily driven by the jurisdictional mix of income. U.S. losses, taxed at a U.S. federal statutory rate of 21%, are mostly offset by foreign income that is subject to tax at statutory rates as high as 55%. In addition, the effective tax rate was impacted by one-time benefits associated with the settlement of federal tax audit matters.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, Occidental had $2.3 billion in cash and cash equivalents and $183 million in restricted cash and restricted cash equivalents.
Operating cash flow from continuing operations was $0.8 billion for the three months ended March 31, 2021, compared to $1.3 billion for the same period in 2020. The decrease in operating cash flow from continuing operations was primarily due to an increase in working capital attributable to higher commodity prices during March 2021 as compared to the same period in 2020.
Occidental’s net cash used by investing activities from continuing operations was $0.3 billion for the three months ended March 31, 2021, compared to $1.5 billion for the same period in 2020. Capital expenditures for the three months ended March 31, 2021 and 2020 were approximately $0.6 billion and $1.3 billion respectively, of which substantially all was for the oil and gas segment. Additionally, for the three months ended March 31, 2021, proceeds from sales of equity investments and other assets, net primarily included the divestiture of non-operated assets in the DJ Basin as well as the sale of WES units.
Occidental’s net cash used by financing activities from continuing operations was $0.4 billion for the three months ended March 31, 2021, compared to approximately $1.0 billion for the same period in 2020. Cash used by financing activities for the three months ended March 31, 2021 reflected the dividend payments of $211 million on preferred and common stock and payments on current maturities of long-term debt of $174 million.
As of March 31, 2021, and as of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.
For information regarding upcoming debt maturities and other near-term obligations see the Current Business Outlook section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental’s operations are subject to stringent federal, regional, state, provincial, tribal, local and international laws and regulations related to improving or maintaining environmental quality. Occidental’s environmental compliance costs have generally increased over time and are expected to rise in the future. Occidental factors environmental expenditures for its operations as an integral part of its business planning process.
The laws that require or address environmental remediation, including CERCLA and similar federal, regional, state, provincial, tribal, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at operating, closed and third-party sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief and government oversight costs.
See Note 9 - Environmental Liabilities and Expenditures in the notes to the consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q and the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K for additional information regarding Occidental’s environmental liabilities and expenditures.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 8 - Lawsuits, Claims, Commitments and Contingencies, in the notes to consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2021, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2020 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2021.
There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note - 8 Lawsuits, Claims, Commitments and Contingencies in the notes to consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the three months ended March 31, 2021, were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	148,296	(a)	$22.62
February 1 - 28, 2021	—		$—
March 1 - 31, 2021	—		$—
Total 2021	148,296		$22.62	—	44,206,787	(b)
(a) Represented purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b) Represented the total number of shares remaining at March 31, 2021, under Occidental’s share repurchase program of 185 million shares. The program was initially announced in 2005. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 6. Exhibits

10.1#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (applicable to annual grants made in 2021).

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
# Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

May 10, 2021	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller