Form 10-Q
period 2021-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2021-08-03
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2021
Common Stock, $0.20 par value	933,734,637

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	June 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,569	$2,008
Restricted cash and restricted cash equivalents	180	170
Trade receivables, net	3,288	2,115
Inventories	1,837	1,898
Other current assets	1,196	1,195
Assets held for sale	1,774	1,433
Total current assets	12,844	8,819

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,249	3,250

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	99,926	102,454
Chemical segment	7,433	7,356
Midstream and marketing segment	8,276	8,232
Corporate	931	922
Gross property, plant and equipment	116,566	118,964
Accumulated depreciation, depletion and amortization	(54,720)	(53,075)
Net property, plant and equipment	61,846	65,889

OPERATING LEASE ASSETS	860	1,062

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,138	1,044

TOTAL ASSETS	$79,937	$80,064
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	June 30, 2021	December 31, 2020

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$651	$440
Current operating lease liabilities	331	473
Accounts payable	3,544	2,987
Accrued liabilities	4,325	3,570
Liabilities of assets held for sale	735	753
Total current liabilities	9,586	8,223

LONG-TERM DEBT, NET
Long-term debt, net	35,352	35,745

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	6,808	7,113
Asset retirement obligations	3,949	3,977
Pension and postretirement obligations	1,551	1,763
Environmental remediation liabilities	1,020	1,028
Operating lease liabilities	583	641
Other	2,844	3,001
Total deferred credits and other liabilities	16,755	17,523

STOCKHOLDERS' EQUITY
Preferred stock at par value, 100,000 shares at June 30, 2021 and December 31, 2020	9,762	9,762
Common stock at par value, 1,082,934,567 shares at June 30, 2021 and 1,080,564,947 shares at December 31, 2020	217	216
Treasury stock, 149,199,930 shares at June 30, 2021 and 149,051,634 shares at December 31, 2020	(10,668)	(10,665)
Additional paid-in capital	16,638	16,552
Retained earnings	2,533	2,996
Accumulated other comprehensive loss	(238)	(288)
Total stockholders' equity	18,244	18,573
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,937	$80,064
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions, except per-share amounts	2021	2020	2021	2020

REVENUES AND OTHER INCOME
Net sales	$5,958	$2,928	$11,251	$9,541
Interest, dividends and other income	49	33	124	67
Gains on sales of equity investments and other assets, net	3	15	114	22
Total	6,010	2,976	11,489	9,630

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	712	631	1,488	1,700
Transportation and gathering expense	364	367	693	932
Chemical and midstream cost of sales	676	577	1,270	1,189
Purchased commodities	487	214	1,045	607
Selling, general and administrative expense	177	225	343	489
Other operating and non-operating expense	248	114	506	311
Taxes other than on income	244	68	454	293
Depreciation, depletion and amortization	2,371	2,119	4,565	4,428
Asset impairments and other charges	21	6,470	156	8,273
Anadarko acquisition-related costs	52	149	93	297
Exploration expense	86	33	114	70
Interest and debt expense, net	385	310	780	662
Total	5,823	11,277	11,507	19,251

Income (loss) before income taxes and other items	187	(8,301)	(18)	(9,621)

OTHER ITEMS
Gains (losses) on interest rate swaps and warrants, net	(223)	(76)	176	(661)
Income from equity investments	179	193	300	60
Total	(44)	117	476	(601)

Income (loss) from continuing operations before income taxes	143	(8,184)	458	(10,222)
Income tax benefit (expense)	(43)	1,468	(59)	1,493
Income (loss) from continuing operations	100	(6,716)	399	(8,729)
Income (loss) from discontinued operations, net of tax	3	(1,415)	(442)	(1,415)
NET INCOME (LOSS)	103	(8,131)	(43)	(10,144)
Less: Preferred stock dividends	(200)	(222)	(400)	(441)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(97)	$(8,353)	$(443)	$(10,585)

PER COMMON SHARE
Loss from continuing operations—basic	$(0.11)	$(7.58)	$—	$(10.12)
Income (loss) from discontinued operations—basic	0.01	(1.54)	(0.47)	(1.56)
Net loss attributable to common stockholders—basic	$(0.10)	$(9.12)	$(0.47)	$(11.68)

Loss from continuing operations—diluted	$(0.11)	$(7.58)	$—	$(10.12)
Income (loss) from discontinued operations—diluted	0.01	(1.54)	(0.47)	(1.56)
Net loss attributable to common stockholders—diluted	$(0.10)	$(9.12)	$(0.47)	$(11.68)
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions	2021	2020	2021	2020

Net income (loss)	$103	$(8,131)	$(43)	$(10,144)
Other comprehensive income (loss) items:
Pension and postretirement gains (losses) (a)	(3)	20	49	(91)
Losses on derivatives	—	1	1	1
Other	—	1	—	(1)
Other comprehensive income (loss), net of tax	(3)	22	50	(91)
Comprehensive income (loss) attributable to preferred and common stockholders	$100	$(8,109)	$7	$(10,235)
The accompanying notes are an integral part of these consolidated condensed financial statements.
(a) Net of tax (expense) benefit of $1 million and $(5) million for the three months ended June 30, 2021 and 2020, respectively, and $(14) million and $26 million for the six months ended June 30, 2021 and 2020, respectively.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Six months ended June 30,
millions	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(43)	$(10,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Discontinued operations, net	442	1,415
Depreciation, depletion and amortization of assets	4,565	4,428
Deferred income tax benefit	(212)	(1,743)
Asset impairments and other charges	156	8,220
Gains on sales of equity investments and other assets, net	(114)	(22)
Other noncash reconciling items	51	(83)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,179)	3,999
Decrease in inventory	58	41
(Increase) decrease in other current assets	(105)	192
Increase (decrease) in accounts payable and accrued liabilities	475	(4,708)
Increase in current domestic and international income taxes	18	65
Operating cash flow from continuing operations	4,112	1,660
Operating cash flow from discontinued operations, net of taxes	112	39
Net cash provided by operating activities	4,224	1,699

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,277)	(1,675)
Change in capital accrual	(94)	(742)
Purchases of businesses and assets, net	(113)	(48)
Proceeds from sales of equity investments and other assets, net	503	181
Equity investments and other, net	(27)	203
Investing cash flow from continuing operations	(1,008)	(2,081)
Investing cash flow from discontinued operations	(28)	(25)
Net cash used by investing activities	(1,036)	(2,106)

CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt	(174)	—
Proceeds from issuance of common stock	11	108
Cash dividends paid on common and preferred stock	(420)	(1,627)
Financing portion of net cash received (paid) for derivative instruments	2	(367)
Other financing, net	(30)	(64)
Financing cash flow from continuing operations	(611)	(1,950)
Financing cash flow from discontinued operations	(5)	(4)
Net cash used by financing activities	(616)	(1,954)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	2,572	(2,361)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,194	3,574
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$4,766	$1,213
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2020	$9,762	$210	$(10,653)	$15,081	$17,229	$(334)	$31,295
Net loss	—	—	—	—	(8,131)	—	(8,131)
Other comprehensive income, net of tax	—	—	—	—	—	22	22
Dividends on common stock, $0.01 per share	—	—	—	—	(8)	—	(8)
Dividends on preferred stock, $2,222 per share	—	3	—	219	(222)	—	—
Stock warrants issued	—	—	—	870	(763)	—	107
Issuance of common stock and other, net	—	—	—	65	—	—	65
Purchases of treasury stock	—	—	(4)	—	—	—	(4)
Balance at June 30, 2020	$9,762	$213	$(10,657)	$16,235	$8,105	$(312)	$23,346

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2021	$9,762	$217	$(10,668)	$16,585	$2,639	$(235)	$18,300
Net income	—	—	—	—	103	—	103
Other comprehensive loss, net of tax	—	—	—	—	—	(3)	(3)
Dividends on common stock, $0.01 per share	—	—	—	—	(9)	—	(9)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Issuance of common stock and other, net	—	—	—	53	—	—	53
Balance at June 30, 2021	$9,762	$217	$(10,668)	$16,638	$2,533	$(238)	$18,244
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$9,762	$209	$(10,653)	$14,955	$20,180	$(221)	$34,232
Net loss	—	—	—	—	(10,144)	—	(10,144)
Other comprehensive loss, net of tax	—	—	—	—	—	(91)	(91)
Dividends on common stock, $0.80 per share	—	—	—	—	(727)	—	(727)
Dividends on preferred stock, $4,444 per share	—	3	—	219	(441)	—	(219)
Stock warrants issued	—	—	—	870	(763)	—	107
Issuance of common stock and other, net	—	1	—	191	—	—	192
Purchases of treasury stock	—	—	(4)	—	—	—	(4)
Balance at June 30, 2020	$9,762	$213	$(10,657)	$16,235	$8,105	$(312)	$23,346

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$18,573
Net loss	—	—	—	—	(43)	—	(43)
Other comprehensive income, net of tax	—	—	—	—	—	50	50
Dividends on common stock, $0.02 per share	—	—	—	—	(20)	—	(20)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(400)	—	(400)
Issuance of common stock and other, net	—	1	—	86	—	—	87
Purchases of treasury stock	—	—	(3)	—	—	—	(3)
Balance at June 30, 2021	$9,762	$217	$(10,668)	$16,638	$2,533	$(238)	$18,244
The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
In this report, "Occidental" means Occidental Petroleum Corporation, a Delaware corporation, and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the U.S. Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in consolidated financial statements and the notes thereto. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in Occidental’s Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K).
In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated condensed balance sheets as of June 30, 2021 and December 31, 2020, and the consolidated condensed statements of operations, comprehensive income (loss), cash flows and equity for the three and six months ended June 30, 2021 and 2020. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended June 30, 2021 and 2020 are not necessarily indicative of the income or cash flows to be expected for the full year.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balances at June 30, 2021 and 2020 included investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the consolidated condensed statements of cash flows for the six months ended June 30, 2021 and 2020, respectively.

millions	2021	2020
Cash and cash equivalents	$4,569	$1,011
Restricted cash and restricted cash equivalents	180	124
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	17	78
Cash, cash equivalents, restricted cash and restricted cash equivalents	$4,766	$1,213

Total restricted cash and restricted cash equivalents are primarily associated with international joint ventures, a benefits trust and a judicially controlled account related to a Brazilian tax dispute.

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the six months ended June 30, 2021 and 2020, respectively.

millions	2021	2020
Income tax payments	$(302)	$(281)
Income tax refunds received	$45	$96
Interest paid (a)	$(793)	$(728)
(a) Net of capitalized interest of $29 million and $47 million for the six months ended June 30, 2021 and 2020, respectively.

WES INVESTMENT
In March 2021, Occidental sold 11.5 million limited partner units of Western Midstream Partners, LP (WES) for proceeds of approximately $200 million, resulting in a gain of $102 million. As of June 30, 2021, Occidental owned all of the 2% non-voting general partner interest and 49.1% of the limited partner units in WES. On a combined basis, with its 2.0% non-voting limited partner interest in WES Operating, a WES subsidiary, Occidental's total effective economic interest in WES and its subsidiaries was 51.2%.
The following table presents the related-party transactions between Occidental and WES for the six months ended June 30, 2021 and 2020.

millions	2021	2020
Sales	$91	$119
Purchases	$17	$311
Transportation, gathering and other fees paid	$472	$546

DISCONTINUED OPERATIONS
Occidental is continuing to actively market its Ghana assets. The results of operations in Ghana, after-tax income of $7 million for the three months ended June 30, 2021 and after-tax losses of $35 million for the six months ended June 30, 2021, continue to be presented as discontinued operations. The amounts related to the Ghana assets, of which approximately $1.2 billion and $1.4 billion are related to property, plant and equipment, net, as of June 30, 2021 and December 31, 2020, respectively, and the amounts related to Ghana liabilities, of which approximately $600 million and $670 million are related to deferred income taxes, asset retirement obligations and a finance lease liability as of June 30, 2021 and December 31, 2020, respectively, are presented as assets and liabilities held for sale.
During the first quarter of 2021, Occidental recorded a $403 million after-tax loss contingency in discontinued operations associated with its former operations in Ecuador, see Note 8 - Lawsuits, Claims, Commitments and Contingencies.

NOTE 2 - DIVESTITURES AND OTHER TRANSACTIONS

DIVESTITURES
In June 2021, Occidental entered into an agreement to sell certain non-strategic assets in the Permian Basin. The transaction closed on July 29, 2021 for net proceeds of approximately $475 million. The difference in the asset’s net book value and adjusted purchase price was treated as a recovery of cost and normal retirement, which resulted in no gain or loss being recognized. The disposal group’s assets and liabilities, of which approximately $525 million is related to property, plant and equipment, net and approximately $50 million is related to asset retirement obligations, were presented as held for sale as of June 30, 2021.
In March 2021, Occidental completed the sale of certain non-operated assets in the DJ Basin for net cash proceeds of approximately $280 million. The difference in the asset’s net book value and adjusted purchase price was treated as a recovery of cost and normal retirement, which resulted in no gain or loss being recognized.

NOTE 3 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied, which generally occurs with the delivery of oil, natural gas liquids (NGL), gas, chemicals or services, such as transportation. As of June 30, 2021, trade receivables, net, of $3.3 billion represented rights to payment, for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table presents a reconciliation of revenue from customers to total net sales for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
millions	2021	2020	2021	2020

Revenue from customers	$6,102	$3,308	$11,286	$8,558
All other revenues (a)	(144)	(380)	(35)	983
Net sales	$5,958	$2,928	$11,251	$9,541
(a) Includes net marketing derivatives, natural gas collars, oil collars and calls and chemical exchange contracts.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical and midstream and marketing segment revenues are shown by geographic area based on the location of the sale.

millions	United States	International	Eliminations	Total

Three months ended June 30, 2021
Oil and gas
Oil	$3,028	$683	$—	$3,711
NGL	472	78	—	550
Gas	311	76	—	387
Other	23	1	—	24
Segment total	$3,834	$838	$—	$4,672
Chemical	$1,128	$59	$—	$1,187
Midstream and marketing	$322	$152	$—	$474
Eliminations	$—	$—	$(231)	$(231)
Consolidated	$5,284	$1,049	$(231)	$6,102

millions	United States	International	Eliminations	Total

Three months ended June 30, 2020
Oil and gas
Oil	$1,166	$455	$—	$1,621
NGL	127	40	—	167
Gas	138	86	—	224
Other	20	1	—	21
Segment total	$1,451	$582	$—	$2,033
Chemical	$793	$46	$—	$839
Midstream and marketing	$375	$223	$—	$598
Eliminations	$—	$—	$(162)	$(162)
Consolidated	$2,619	$851	$(162)	$3,308

millions	United States	International	Eliminations	Total

Six months ended June 30, 2021
Oil and gas
Oil	$5,492	$1,232	$—	$6,724
NGL	856	130	—	986
Gas	564	140	—	704
Other	(8)	1	—	(7)
Segment total	$6,904	$1,503	$—	$8,407
Chemical	$2,165	$109	$—	$2,274
Midstream and marketing	$819	$283	$—	$1,102
Eliminations	$—	$—	$(497)	$(497)
Consolidated	$9,888	$1,895	$(497)	$11,286

millions	United States	International	Eliminations	Total

Six months ended June 30, 2020
Oil and gas
Oil	$3,921	$1,244	$—	$5,165
NGL	340	105	—	445
Gas	321	171	—	492
Other	31	1	—	32
Segment total	$4,613	$1,521	$—	$6,134
Chemical	$1,703	$97	$—	$1,800
Midstream and marketing	$742	$243	$—	$985
Eliminations	$—	$—	$(361)	$(361)
Consolidated	$7,058	$1,861	$(361)	$8,558

NOTE 4 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the last in first out (LIFO) method. Inventories consisted of the following:

millions	June 30, 2021	December 31, 2020

Raw materials	$71	$70
Materials and supplies	878	848
Commodity inventory and finished goods	917	1,009
	1,866	1,927
Revaluation to LIFO	(29)	(29)
Total	$1,837	$1,898

Occidental did not recognize any inventory impairments due to obsolescence for the six months ended June 30, 2021. During the three and six months ended June 30, 2020, Occidental recognized impairments of $42 million and $54 million, respectively, due to obsolete material and supplies inventory and impairments of $7 million and $76 million, respectively, due to lower-than-cost or net-realizable value adjustments primarily related to commodity inventories.

NOTE 5 - DERIVATIVES

OBJECTIVE AND STRATEGY
Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity price fluctuations, interest rate risks and transportation commitments and to fix margins on the future sale of stored commodity volumes. Occidental also enters into derivative financial instruments for trading purposes.
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on future debt issuances. The value of cash flow hedges was insignificant at June 30, 2021 and December 31, 2020. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of June 30, 2021, Occidental’s derivatives not designated as hedging instruments consisted of oil call options, natural gas collars, interest rate swaps and marketing derivatives.
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

COLLARS AND OIL CALL OPTIONS
Occidental's Brent-priced call options were entered into in conjunction with three-way collars that expired in 2020. Net gains and losses associated with collars and calls are recognized in net sales.
Occidental's natural gas two-way collar derivative instruments settle in 2021 and were entered into to manage its near-term exposure to cash flow variability from natural gas price risk.
Occidental had the following collars and calls outstanding at June 30, 2021:

Collars and Calls, not designated as hedges
2021 Settlement - oil
Call options sold (MMbbl)	64.4
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16

2021 Settlement - natural gas
Natural gas collars (millions of MMbtu)	96.4
Volume weighted-average price per MMbtu (NYMEX)
Ceiling sold price (call)	$3.61
Floor purchased price (put)	$2.50

INTEREST RATE SWAPS
Occidental's interest rate swap contracts lock in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London InterBank Offered Rate (LIBOR) throughout the reference period. Net gains and losses associated with interest rate swaps are recognized currently in gains (losses) on interest rate swaps and warrants, net.
Occidental had the following interest rate swaps outstanding at June 30, 2021:

millions, except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$400	September 2016 - 2046	September 2021	6.348%
$350	September 2017 - 2047	September 2021	6.662%
$275	September 2016 - 2046	September 2022	6.709%
$450	September 2017 - 2047	September 2023	6.445%

Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions as well as amend or settle certain or all of the currently outstanding interest rate swaps.
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. Net cash payments related to settlements of interest rate swap agreements were $47 million for the six months ended June 30, 2021. For the six months ended June 30, 2021, $49 million of collateral was returned.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. Marketing derivative instruments do not include the collars and call options discussed above. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. As of June 30, 2021, the weighted-average settlement price of these forward contracts was $69.05 per barrel (Bbl) and $3.61 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively. The weighted-average settlement price was $46.05 per Bbl and $2.58 per Mcf for crude oil and natural gas, respectively, at December 31, 2020. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments.

	June 30, 2021	December 31, 2020
Oil Commodity Contracts
Volume (MMbbl)	(24)	(31)
Natural gas commodity contracts
Volume (Bcf)	(121)	(117)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to master netting arrangements, and are presented on a net basis in the consolidated condensed balance sheets.

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

June 30, 2021
Collars and Call Options
Accrued liabilities	$—	$(249)	$—	$—	$(249)
Marketing Derivatives
Other current assets	1,584	112	—	(1,679)	17
Long-term receivables and other assets, net	100	2	—	(100)	2
Accrued liabilities	(1,696)	(113)	—	1,679	(130)
Deferred credits and other liabilities - other	(101)	—	—	100	(1)
Interest Rate Swaps
Accrued liabilities	—	(823)	—	—	(823)
Deferred credits and other liabilities - other	—	(710)	—	—	(710)

December 31, 2020
Collars and Call Options
Other current assets	$—	$25	$—	$—	$25
Accrued liabilities	—	(42)	—	—	(42)
Marketing Derivatives
Other current assets	1,155	80	—	(1,204)	31
Long-term receivables and other assets, net	7	2	—	(7)	2
Accrued liabilities	(1,252)	(81)	—	1,204	(129)
Deferred credits and other liabilities - other	(7)	—	—	7	—
Interest Rate Swaps
Accrued liabilities	—	(936)	—	—	(936)
Deferred credits and other liabilities - other	—	(822)	—	—	(822)
(a)These amounts do not include collateral. As of June 30, 2021 and December 31, 2020, $326 million and $374 million of collateral related to interest rate swaps had been netted against derivative liabilities, respectively. Occidental netted $78 million and $85 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of June 30, 2021 and December 31, 2020, respectively.

GAINS AND LOSSES ON DERIVATIVES
The following table presents the effect of Occidental's derivative instruments on the consolidated condensed statements of operations:

millions	Three months ended June 30,		Six months ended June 30,
Income Statement Classification	2021	2020	2021	2020

Collars and Calls
Net sales	$(166)	$5	$(238)	$957
Marketing Derivatives
Net sales (a)	22	(392)	202	18
Interest Rate Swaps
Gains (losses) on interest rate swaps and warrants, net	(223)	4	176	(665)
Other
Gains (losses) on interest rate swaps and warrants, net (b)	$—	$(79)	$—	$5
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
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed at June 30, 2021, was $110 million (net of $326 million of collateral), which was primarily related to interest rate swaps. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed at December 31, 2020, was $104 million (net of $374 million of collateral), which was primarily related to interest rate swaps.

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

The following tables provide fair value measurement information for embedded derivatives that are measured on a recurring basis:

millions	Fair Value Measurements Using
Embedded derivatives	Level 1	Level 2	Level 3	Netting and Collateral	Total Fair Value
As of June 30, 2021
Accrued liabilities	$—	$6	$—	$—	$6

As of December 31, 2020
Accrued liabilities	$—	$64	$—	$—	$64

FAIR VALUES - NONRECURRING
2021:
For the three and six months ended June 30, 2021, Occidental recorded pre-tax impairments of $21 million and $156 million, respectively, related to non-core onshore and offshore domestic undeveloped leases that either expired or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities.

2020:
As a result of the expected prolonged period of lower commodity prices brought on by the COVID-19 pandemic’s impact on oil demand, Occidental tested substantially all of its oil and gas assets for impairment during the second quarter of 2020. Occidental recognized total pre-tax impairments to its oil and gas proved and unproved properties of $8.6 billion, of which $6.4 billion was included in oil and gas segment results and $2.2 billion ($1.4 billion net of tax) related to Ghana was included in discontinued operations for the three months ended June 30, 2020.
For the three months ended June 30, 2020, Occidental recorded proved property pre-tax impairments of $1.2 billion primarily related to certain assets for its domestic onshore and Gulf of Mexico assets and $0.9 billion to remeasure the Algeria oil and gas proved properties to their fair value. The fair value of the proved properties was measured based on the income approach.
Also during the three months ended June 30, 2020, $4.3 billion of unproved property pre-tax impairments were recorded primarily related to domestic onshore unproved acreage. The fair value of this acreage was measured based on a market approach using an implied acreage valuation derived from domestic onshore market participants excluding the fair value assigned to proved properties.
Income approaches are considered Level 3 fair value estimates and include significant assumptions of future production and timing of production, commodity price assumptions, and operating and capital cost estimates, discounted using a 10% weighted average cost of capital. Taxes were based on current statutory rates. Future production and timing of production is based on internal reserves estimates and internal economic models for a specific oil and gas asset. Internal reserve estimates consisted of proved reserves and risk adjusted unproved reserves based on reserve category. Price assumptions were based on a combination of market information and published industry resources adjusted for historical differentials. Price assumptions ranged from approximately $40 per Bbl of oil in 2020 increasing to approximately $70 per Bbl of oil in 2034, with an unweighted arithmetic average price of $59.17 and $62.42 for WTI and Brent indexed assets for the 15-year period, respectively. Natural gas prices ranged from approximately $2.00 per Mcf in 2020 to approximately $3.60 per Mcf in 2034, with an unweighted arithmetic average price of $3.13 for NYMEX based assets for the 15-year period. Both oil and natural gas commodity prices were held flat after 2034 and were adjusted for location and quality differentials. Operating and capital cost estimates were based on current observable costs and were further escalated 1% in every period where commodity prices exceeded $50 per Bbl and 2% in every period where commodity prices exceeded $60 per Bbl. The weighted average cost of capital is calculated based on industry peers and approximates the cost of capital an external market participant would expect to obtain.
In the first quarter of 2020, Occidental's oil and gas segment recognized pre-tax impairment and related charges of $581 million primarily related to both proved and unproved oil and gas properties and a lower of cost or net realizable value adjustment for crude inventory. Occidental recorded proved property impairments of $293 million related to certain international assets and the Gulf of Mexico. Occidental recorded unproved property impairments of $241 million primarily related to domestic onshore undeveloped leases and offshore Gulf of Mexico where Occidental no longer intends to pursue exploration, appraisal or development activities primarily due to the reduction in near-term capital plans.

NOTE 7 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	June 30, 2021	December 31, 2020
Total borrowings at face value	$35,061	$35,235
Adjustments to book value:
Unamortized premium, net	707	748
Debt issuance costs	(147)	(156)
Net book value of debt	$35,621	$35,827
Long-term finance leases	332	316
Current finance leases	50	42
Total debt and finance leases	$36,003	$36,185
Less current maturities of financing leases	(50)	(42)
Less current maturities of long-term debt	(601)	(398)
Long-term debt, net	$35,352	$35,745

DEBT ACTIVITY
In the first quarter of 2021, Occidental repaid $174 million of debt upon maturity. No debt matured or was otherwise paid during the second quarter of 2021.

JULY 2021 DEBT ACTIVITY
In July 2021, Occidental used cash on hand to purchase $3.1 billion in outstanding senior notes, inclusive of accrued interest and premiums, with maturities ranging from 2022 through 2026. A premium of approximately $90 million associated with the purchase and retirement will be expensed in the third quarter. Subsequent to the purchase and retirement of these outstanding senior notes, Occidental's face value of debt was $32.0 billion.
The following table summarizes the face value of senior notes tendered and retired in July 2021:

millions	Face value tendered

July tender and purchase:
2.700% senior notes due 2022	$(278)
2.700% senior notes due 2023	(484)
3.450% senior notes due 2024	(81)
2.900% senior notes due 2024	(1,620)
3.500% senior notes due 2025	(229)
3.400% senior notes due 2026	(224)
3.200% senior notes due 2026	(110)
Total	$(3,026)

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of June 30, 2021 and December 31, 2020, substantially all of which was classified as Level 1, was approximately $36.8 billion and $33.8 billion, respectively.

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
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The awarded amount represented a recovery of 60% of the value of Block 15. In 2017, Andes Petroleum Ecuador Ltd. (Andes) filed a demand for arbitration, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. On March 26, 2021, the arbitration tribunal issued an award in favor of Andes and against Occidental Exploration and Production Company (OEPC) in the amount of approximately $391 million plus interest. In June 2021, OEPC filed a motion to vacate the award due to concerns regarding the validity of the award. In addition, OEPC has made a demand for significant additional claims not addressed by the arbitration tribunal that OEPC has against Andes relating to Andes' 40% share of costs, liabilities, losses and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties.
In August 2019, Sanchez Energy Corporation and certain of its affiliates (Sanchez) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Sanchez is a party to agreements with Anadarko Petroleum Corporation (Anadarko) as a result of its 2017 purchase of Anadarko's Eagle Ford Shale assets. Sanchez is attempting to reject some of the agreements related to the purchase of Anadarko’s Eagle Ford Shale assets. If Sanchez is permitted to reject certain of those agreements, then Anadarko may owe deficiency payments to various third parties. Occidental expects a final ruling from the bankruptcy court on Sanchez's purported contract rejection by the end of the third quarter in 2021. Occidental intends to defend vigorously any attempt by Sanchez to reject the agreements.
On May 26, 2020, a putative securities class action captioned City of Sterling Heights General Employees’ Retirement System, et al. v. Occidental Petroleum Corporation, et al., No. 651994/2020 (City of Sterling), was filed in the Supreme Court of the State of New York. The complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the Securities Act), based on alleged misstatements in the Securities Act filings, including the registration statement filed in connection with the acquisition of Anadarko and Occidental’s related issuance of common stock and debt securities offerings that took place in August 2019. The lawsuit was filed against Occidental, certain current and former officers and directors and certain underwriters of the debt securities offerings and sought damages in an unspecified amount, plus attorneys’ fees and expenses. Two additional putative class actions were filed in the same court (together with City of Sterling, the State Cases) and the State Cases were consolidated into In re Occidental Petroleum Corporation Securities Litigation, No. 651830/2020. On March 4, 2021, the court dismissed the complaint, and on July 1, 2021, the court entered judgment.
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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. The case was in the IRS appeals process until the second quarter of 2020. The case has since been returned to the U.S. Tax Court, where a trial date has been set for July 2022 and Occidental expects to continue pursuing resolution.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, Occidental would be required to repay approximately $935 million ($908 million in federal taxes and $27 million in state taxes) plus accrued interest of approximately $284 million. A liability for this amount plus interest is included in deferred credits and other liabilities-other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2021, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

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

ENVIRONMENTAL REMEDIATION
As of June 30, 2021, Occidental participated in or monitored remedial activities or proceedings at 166 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of June 30, 2021. The current portion, $123 million, is included in accrued liabilities and the non-current portion, $1.0 billion, in deferred credits and other liabilities - environmental remediation liabilities.

Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) and three categories of non-NPL sites—third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	32	$438
Third-party sites	68	299
Occidental-operated sites	17	136
Closed or non-operated Occidental sites	49	270
Total	166	$1,143

As of June 30, 2021, Occidental’s environmental remediation liabilities exceeded $10 million each at 19 of the 166 sites described above, and 94 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 50% of the period-end remediation balance at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2020.

MAXUS ENVIRONMENTAL SITES
When Occidental acquired Diamond Shamrock Chemicals Company in 1986, Maxus, a subsidiary of YPF S.A., agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site (Site) along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in federal district court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Site.
In March 2016, the EPA issued a Record of Decision (ROD) specifying remedial actions required for the lower 8.3 miles of the Lower Passaic River. The ROD does not address any potential remedial action for the upper nine miles of the Lower Passaic River or Newark Bay. During the third quarter of 2016, and following Maxus’ bankruptcy filing, Occidental and the EPA entered into an Administrative Order on Consent (AOC) to complete the design of the proposed clean-up plan outlined in the ROD at an estimated cost of $165 million. The EPA announced that it will pursue similar agreements with other potentially responsible parties.
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

NOTE 10 - RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various defined contribution and defined benefit plans for its salaried, domestic union and non-union hourly and certain foreign national employees. In addition, Occidental also provides medical and other benefits for certain active, retired and disabled employees and their eligible dependents.
The following table contains a summary of Occidental's retirement and postretirement benefits plan costs for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
millions	2021	2020	2021	2020
Net gains related to pension settlement and curtailment(a)	$4	$120	$10	$134
Net periodic benefit costs related to pension special termination benefits (a)	$—	$2	$—	$18
Net periodic benefit costs (gains) related to pension benefits excluding settlement, curtailment and special termination benefits	$(3)	$13	$(8)	$24
Net periodic benefit costs related to postretirement benefits	$18	$18	$38	$38
Contributions to qualified and supplemental pension plans	$5	$11	$152	$102
(a) Net gains related to settlement and curtailment and costs of special termination benefits for the three and six months ended June 30, 2021 and 2020 primarily related to a separation program and the freezing of benefit accruals for Anadarko employees.

The increase in 2021 contributions was primarily due to distributions related to the separation program and freezing of benefit accruals described above and for contributions which were previously deferred in 2020 under the Coronavirus Aid, Relief, and Economic Security Act.

NOTE 11 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three months ended June 30,		Six months ended June 30,
millions except share and per-share amounts	2021	2020	2021	2020

Net income (loss) from continuing operations	$100	$(6,716)	$399	$(8,729)
Income (loss) from discontinued operations	3	(1,415)	(442)	(1,415)
Net income (loss)	103	(8,131)	(43)	(10,144)
Less: Preferred stock dividends	(200)	(222)	(400)	(441)
Net loss attributable to common stockholders	$(97)	$(8,353)	$(443)	$(10,585)
Weighted-average number of basic shares	934.2	915.5	933.8	906.2
Basic loss per common share	$(0.10)	$(9.12)	$(0.47)	$(11.68)
Net loss attributable to common stockholders	$(97)	$(8,353)	$(443)	$(10,585)
Weighted-average number of basic shares	934.2	915.5	933.8	906.2
Dilutive securities	—	—	—	—
Total diluted weighted-average common shares	934.2	915.5	933.8	906.2
Diluted loss per common share	$(0.10)	$(9.12)	$(0.47)	$(11.68)

For the three and six months ended June 30, 2021 and 2020, warrants and options covering approximately 200 million shares of Occidental common stock were excluded from the diluted shares as their effect would have been anti-dilutive.

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended June 30, 2021
Net sales	$4,505	$1,187	$497	$(231)	$5,958
Income (loss) from continuing operations before income taxes	$631	$312	$(30)	$(770)	$143
Income tax expense	—	—	—	(43)	(43)
Income (loss) from continuing operations	$631	$312	$(30)	$(813)	$100
Three months ended June 30, 2020
Net sales	$2,040	$846	$204	$(162)	$2,928
Income (loss) from continuing operations before income taxes	$(7,734)	$108	$(7)	$(551)	$(8,184)
Income tax benefit	—	—	—	1,468	1,468
Income (loss) from continuing operations	$(7,734)	$108	$(7)	$917	$(6,716)
millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Six months ended June 30, 2021
Net sales	$8,169	$2,275	$1,304	$(497)	$11,251
Income (loss) from continuing operations before income taxes	$569	$563	$252	$(926)	$458
Income tax expense	—	—	—	(59)	(59)
Income (loss) from continuing operations	$569	$563	$252	$(985)	$399
Six months ended June 30, 2020
Net sales	$7,100	$1,808	$994	$(361)	$9,541
Income (loss) from continuing operations before income taxes	$(7,498)	$294	$(1,294)	$(1,724)	$(10,222)
Income tax benefit	—	—	—	1,493	1,493
Income (loss) from continuing operations	$(7,498)	$294	$(1,294)	$(231)	$(8,729)
(a) The three months ended June 30, 2021 included $21 million of asset impairments and $140 million of net oil, gas, and CO2 derivative losses. The six months ended June 30, 2021 included $156 million of asset impairments and $180 million of net oil, gas, and CO2 derivative losses. The three months ended June 30, 2020 included $6.4 billion of asset impairments. The six months ended June 30, 2020 included $923 million of net oil, gas, and CO2 derivative gains and $7.0 billion of asset impairments.
(b) The three months ended June 30, 2021 included $180 million of net derivative mark-to-market losses, partially offset by a $22 million settlement gain. The six months ended June 30, 2021 included a $124 million of gains on sales, primarily from the sale of 11.5 million limited partner units in WES, and $165 million in derivative mark-to-market losses. The six months ended June 30, 2020 included $1.4 billion impairment of goodwill and a loss from an equity investment related to WES' write-off of its goodwill, partially offset by derivative mark-to-market gains of $305 million.
(c) The three months ended June 30, 2021 included $223 million of net derivative mark-to-market losses on interest rate swaps and $52 million of Anadarko acquisition-related costs. The six months ended June 30, 2021 included $176 million net derivative mark-to-market gains on interest rate swaps and $93 million of Anadarko acquisition-related costs. The three months ended June 30, 2020 included $149 million of Anadarko acquisition-related costs and $79 million of net derivative mark-to-market losses on warrants, partially offset by a $114 million Anadarko acquisition-related pension and termination benefits gain. The six months ended June 30, 2020 included $665 million of net derivative mark-to-market losses on interest rate swaps, $297 million of Anadarko acquisition-related costs, $5 million of net derivative mark-to-market gains on warrants, and the $114 million Anadarko acquisition-related pension and termination benefits gain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion should be read together with the consolidated condensed financial statements and the notes to consolidated condensed financial statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the consolidated financial statements and the notes to the consolidated financial statements, which are included in Part II, Item 8 of Occidental's 2020 Form 10-K; and the information set forth in Risk Factors under Part I, Item 1A of the 2020 Form 10-K.

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
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets, repay or refinance debt and the impact of changes in Occidental’s credit ratings; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of our proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; general economic conditions, including slowdowns, domestically or internationally, and volatility in the securities, capital or credit markets; inflation; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; governmental actions and political conditions and events; legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deepwater and onshore drilling and permitting regulations and environmental regulation (including regulations related to climate change); environmental risks and liability under federal, regional, state, provincial, tribal, local and international environmental laws and regulations (including remedial actions); Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Oxy Low Carbon Ventures or announced greenhouse gas reduction targets; potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors can be found in Occidental’s filings with the U.S. Securities and Exchange Commission, including Occidental’s 2020 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads and the prices it receives for its chemical products. Oil prices have increased significantly in 2021. Occidental's average worldwide realized price for the three months ended June 30, 2021 was $64.18, compared to $23.14 in the same period of 2020. While the worldwide economy continues to be impacted by the ongoing effects of the COVID-19 pandemic and emergence and spread of new variants of the virus, demand for Occidental's products has increased with the lifting of certain restrictions, including certain travel restrictions and stay-at-home orders. Subsequent to June 30, 2021, members of OPEC and 10 non-OPEC partner countries (OPEC+) agreed to a phased increase in production over the next eighteen months in anticipation of a return to pre-pandemic oil demand. Current oil prices could be negatively impacted by a resurgence of COVID-19 cases, slow vaccine distribution in certain large international economies, or the recurrence or tightening of travel restrictions and stay-at-home orders. We expect that oil prices in the near-term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on oil and gas demand.
Occidental's operational priorities for 2021 continue to be to maximize cash flow by sustaining production in-line with its 2020 fourth quarter rate with an annualized $2.9 billion capital budget and by maintaining a majority of the cost savings achieved in 2020. Occidental intends to use excess cash flow generated during 2021, coupled with divestiture proceeds, to continue to strengthen its balance sheet by reducing its debt and other financial obligations.

LIABILITY MANAGEMENT
In July 2021, Occidental settled cash tender offers to purchase approximately $3.1 billion in outstanding senior notes, inclusive of accrued interest and premiums, with maturities ranging from 2022 through 2026. Subsequent to the purchase and retirement of these senior notes, Occidental's face value of debt was approximately $32.0 billion. In addition, during the first quarter of 2021, Occidental repaid $174 million of debt upon maturity. Subsequent to the completion of the July tender offers, Occidental has remaining near-term debt maturities of approximately $224 million in 2021, $1.8 billion in 2022 and $465 million in 2023.
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
Interest rate swaps with a notional value of $750 million and a fair value of approximately $800 million, as of June 30, 2021, have a mandatory termination date in September 2021. Occidental intends to cash settle these in the third quarter of 2021. Interest rate swaps with a notional value of $725 million and a fair value of $405 million, net of collateral, as of June 30, 2021, have mandatory termination dates in September 2022 and 2023, respectively. The interest rate swaps' fair value, and cash required to settle on their termination dates, will continue to fluctuate with changes in interest rates through the mandatory termination dates. Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions or amend or settle certain or all of the currently outstanding interest rate swaps, as appropriate.
As of the date of this filing, Occidental had $5.0 billion of committed borrowing capacity under its RCF, which matures in January 2023. Additionally, Occidental has up to $400 million of capacity, subject to monthly redetermination, under its receivables securitization facility, which matures in November 2022. Occidental continues to pursue divestitures of certain assets and intends to use excess cash flow and the net proceeds from asset sales to repay debt maturities and other financial obligations, however the expected timing and final proceeds from such asset sales are uncertain. Occidental expects its cash on hand and funds available under its RCF to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.

DEBT RATINGS
As of June 30, 2021, Occidental’s long-term debt was rated Ba2 by Moody’s Investors Service, BB by Fitch Ratings and BB- by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental may be requested, and in some cases be required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.
As of the date of this filing, Occidental has provided required financial assurances through a combination of cash, letters of credit and surety bonds made available to it on a bilateral basis and has not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2020 Form 10-K.

IMPACT OF COVID-19 PANDEMIC TO GLOBAL OPERATIONS
Occidental continues to focus on protecting the health and safety of its employees and contractors during the COVID-19 pandemic. Certain workplace restrictions implemented in the initial stages of the pandemic for our offices and work sites for health and safety reasons were lifted in the second quarter of 2021 due to higher vaccination rates and lower infection rates. Other restrictions remain in place. Occidental has not incurred material costs as a result of new protocols and procedures. Occidental continues to monitor national, state and local government directives where it has operations and/or offices. While Occidental has not incurred any significant disruptions to its day-to-day operations as a result of any workplace restrictions related to the COVID-19 pandemic to date, the situation is still rapidly changing with the emergence and spread of new variants and the extent to which the COVID-19 pandemic adversely affects the business, results of operations and financial condition will depend on future developments, which remain uncertain.

CONSOLIDATED RESULTS OF OPERATIONS

Occidental reported after-tax income from continuing operations of $100 million on net sales of $6.0 billion, for the three months ended June 30, 2021, compared to an after tax loss from continuing operations of $6.7 billion on net sales of $2.9 billion for the same period of 2020. Diluted loss from continuing operations per share was $0.11 for the three months ended June 30, 2021 compared to $7.58 for the same period of 2020.
Occidental reported after-tax income from continuing operations of $399 million on net sales of $11.3 billion for the six months ended June 30, 2021, compared to an after-tax loss from continuing operations of $8.7 billion on net sales of $9.5 billion for the same period of 2020. Diluted loss from continuing operations per share was zero for the six months ended June 30, 2021 compared to $10.12 for the same period of 2020.
Excluding the impact of asset impairments, gains and losses on sales of assets and equity investments, gains and losses on derivative mark-to-market adjustments and acquisition-related costs, the increase in income from continuing operations for the three and six months ended June 30, 2021, compared to the same periods in 2020, was primarily related to higher crude oil, NGL and natural gas prices, higher marketing margins and increases in prices across most chemical product lines, partially offset by lower crude oil sales volumes, higher depreciation, depletion and amortization (DD&A) rates and higher chemical ethylene and energy costs.

SELECTED STATEMENTS OF OPERATIONS ITEMS
Net sales increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily as a result of higher crude oil, NGL and natural gas prices, increases in prices across most chemical product lines and higher marketing margins, partially offset by lower crude oil sales volumes.
Oil and gas operating expenses decreased for the six months ended June 30, 2021, compared to the same period in 2020, as a result of lower oil and gas production volumes. Transportation and gathering expenses decreased for the six months ended June 30, 2021, compared to the same period in 2020, primarily as a result of lower domestic oil and gas production volumes. The cost of purchased commodities increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, due to higher crude prices on third-party crude purchases related to the midstream and marketing segment.
DD&A expense increased for the three and six months ended June 30, 2021 compared to the same periods in 2020, as a result of higher DD&A rates due to lower reported proved reserves volumes, consistent with lower average prices in 2020. Occidental undertook a mid-year reserve review, which will result in lower DD&A rates for the second half of 2021 due to increased proved reserves primarily related to positive price revisions. Proved oil, NGL and natural gas reserves were estimated during this mid-year review using the unweighted arithmetic average of the first-day-of-the-month price for each month for the twelve months ended June 30, 2021, unless prices were defined by contractual arrangements.
Asset impairments and other charges for the three months ended June 30, 2020 included $6.4 billion in pre-tax impairments on oil and gas proved and unproved properties. In addition, asset impairments and other charges for the six months ended June 30, 2020 included a $1.2 billion impairment of goodwill attributable to Occidental's ownership in WES as well as $546 million of other impairments on proved and unproved oil and gas properties.
Gains (losses) on interest rate swaps and warrants, net, increased for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to rising interest rates in the first quarter of 2021, resulting in a favorable change in the fair value of interest rate swaps.
Income from equity investments for the six months ended June 30, 2020 included a loss of approximately $240 million from WES' write-off of its goodwill.
Income tax expense increased for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to higher crude oil, NGL and natural gas prices. See further discussion under the heading Income Taxes below.

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
The following table sets forth the sales and earnings of each operating segment and corporate items for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
millions	2021	2020	2021	2020
Net sales (a)
Oil and gas	$4,505	$2,040	$8,169	$7,100
Chemical	1,187	846	2,275	1,808
Midstream and marketing	497	204	1,304	994
Eliminations	(231)	(162)	(497)	(361)
Total	5,958	2,928	11,251	9,541
Income (loss) from continuing operations
Oil and gas (b)	631	(7,734)	569	(7,498)
Chemical	312	108	563	294
Midstream and marketing (b)	(30)	(7)	252	(1,294)
Total	913	(7,633)	1,384	(8,498)
Unallocated corporate items
Interest expense, net	(385)	(310)	(780)	(662)
Income tax benefit (expense) (b)	(43)	1,468	(59)	1,493
Other items, net (b)	(385)	(241)	(146)	(1,062)
Income (loss) from continuing operations	$100	$(6,716)	$399	$(8,729)
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) Please refer to the Items Affecting Comparability table below.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended June 30,		Six months ended June 30,
millions	2021	2020	2021	2020
Oil and gas
Asset impairments - domestic	$(21)	$(5,514)	$(156)	$(5,796)
Asset impairments - international	—	(931)	—	(1,195)
Asset sales gains, net	—	14	—	14
Rig termination and others - domestic	—	(3)	—	(38)
Rig termination and others - international	—	(6)	—	(6)
Oil, gas and CO2 derivative gains (losses), net	(140)	53	(180)	923
Total oil and gas	(161)	(6,387)	(336)	(6,098)

Midstream and marketing
Asset sales gains and other, net	22	—	124	—
Goodwill and other asset impairment	—	(7)	—	(1,465)
Derivative gains (losses), net	(180)	54	(165)	305
Total midstream and marketing	(158)	47	(41)	(1,160)

Corporate
Anadarko acquisition-related costs	(52)	(149)	(93)	(297)
Acquisition-related pension and curtailment gains	—	114	—	114
Interest rate swap gains (losses), net	(223)	4	176	(665)
Warrants gains (losses), net	—	(79)	—	5
Total corporate	(275)	(110)	83	(843)
State tax rate revaluation	55	—	55	—
Income taxes	128	1,204	63	1,221
Loss from continuing operations	$(411)	$(5,246)	$(176)	$(6,880)
Discontinued operations, net of taxes (a)	$3	$(1,415)	$(442)	$(1,415)
Total	$(408)	$(6,661)	$(618)	$(8,295)
(a) Included in discontinued operations, net of taxes are the results of Occidental's Ghana assets and a $403 million loss contingency which was recorded in the first quarter of 2021 associated with Occidental's former operations in Ecuador, see Note 8 - Lawsuits, Claims, Commitments and Contingencies in the notes to consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q.

OIL AND GAS SEGMENT
Oil and gas segment income was $631 million and $569 million for the three and six months ended June 30, 2021, respectively, compared with segment losses of $7.7 billion and $7.5 billion for the same periods in 2020, respectively. Excluding the impact of asset impairments and other charges and oil, gas and CO2 derivative gains (losses), oil and gas segment results for the three and six months ended June 30, 2021, compared to the same periods in 2020, reflected higher commodity prices, partially offset by lower sales volumes and higher DD&A rates.
The following table sets forth the average sales volumes per day for oil in thousands of barrels (Mbbl), for NGL in thousands of barrels equivalent (Mboe) and for natural gas in millions of cubic feet (MMcf):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales Volumes per Day
Oil (Mbbl)
United States	517	603	502	633
International	118	136	116	134
NGL (Mboe)
United States	224	230	212	230
International	36	39	32	37
Natural Gas (MMcf)
United States	1,322	1,697	1,306	1,696
International	501	571	457	552
Total Continuing Operations Volumes (Mboe) (a)	1,199	1,386	1,156	1,409
Operations Exited or Exiting (a)	9	58	19	60
Total Sales Volumes (Mboe) (b)	1,208	1,444	1,175	1,469
(a) Operations exited or exiting included Colombia and Ghana.
(b) Natural gas volumes have been converted to barrels of oil equivalent (Boe) based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.

Average daily sales volumes from continuing operations were 1,199 Mboe per day (Mboe/d) for the three months ended June 30, 2021, compared to 1,386 Mboe/d for the same period in 2020. The decrease in average daily sales volumes from continuing operations of 187 Mboe/d for the three months ended June 30, 2021, compared to the same period in 2020, primarily reflected declines in the Permian and DJ Basins as a result of reduced capital investment.
Total average daily sales volumes from continuing operations for the first six months of 2021 and 2020 were 1,156 Mboe/d and 1,409 Mboe/d, respectively. The decrease in average daily sales volumes from continuing operations of 253 Mboe/d for the six months ended June 30, 2021, compared to the same period in 2020, primarily reflected declines in the Permian and DJ Basins as a result of reduced capital investment.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Average Realized Prices (a)
Oil ($/Bbl)
United States	$64.39	$21.27	$60.43	$34.07
International	$63.26	$31.42	$58.44	$42.16
Total Worldwide	$64.18	$23.14	$60.05	$35.48
NGL ($/Boe)
United States	$25.33	$7.22	$24.53	$9.60
International	$23.36	$11.23	$22.84	$15.58
Total Worldwide	$25.06	$7.79	$24.31	$10.43
Natural Gas ($/Mcf)
United States	$2.59	$0.90	$2.58	$1.04
International	$1.68	$1.67	$1.69	$1.70
Total Worldwide	$2.34	$1.10	$2.35	$1.20

Average Index Prices
WTI oil ($/Bbl)	$66.07	$27.85	$61.96	$37.01
Brent oil ($/Bbl)	$69.02	$33.26	$65.06	$42.11
NYMEX gas ($/Mcf)	$2.76	$1.77	$2.74	$1.91

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	97%	83%	97%	96%
Worldwide oil as a percentage of average Brent	93%	70%	92%	84%
Worldwide NGL as a percentage of average WTI	38%	28%	39%	28%
Domestic natural gas as a percentage of average NYMEX	94%	51%	94%	54%
(a) For the three months ended June 30, 2020, average realized prices decreased relative to indexed prices due to price volatilities as a result of the COVID-19 pandemic, which decreased demand resulting in significant declines in regional oil prices especially in the Permian and DJ Basins.

CHEMICAL SEGMENT
Chemical segment earnings for the three and six months ended June 30, 2021 were $312 million and $563 million, respectively, compared to $108 million and $294 million for the same periods in 2020, respectively. Compared to the same periods in 2020, the three and six months ended June 30, 2021 reflected improved prices across most products, partially offset by higher ethylene and energy costs.

MIDSTREAM AND MARKETING SEGMENT
Midstream and marketing segment results for the three and six months ended June 30, 2021 were a loss of $30 million and income of $252 million, respectively, compared to losses of $7 million and $1.3 billion for the same periods in 2020, respectively. Excluding the impact of impairment charges, net derivative mark-to-market gains and losses and asset sale gains and losses, the increase in midstream and marketing segment results for the three and six months ended June 30, 2021, compared to the same period in 2020, reflected optimization of natural gas transportation and higher sulfur prices at Al Hosn Gas. The results for the six months ended June 30 2021 also included higher gas margins from the marketing business' ability to optimize long-haul gas transportation during the first three months of 2021.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended June 30,		Six months ended June 30,
millions, except percentages	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$143	$(8,184)	$458	$(10,222)
Income tax benefit (expense)
Domestic - federal and state	8	1,577	110	1,667
International	(51)	(109)	(169)	(174)
Total income tax benefit (expense)	(43)	1,468	(59)	1,493
Income (loss) from continuing operations	$100	$(6,716)	$399	$(8,729)
Worldwide effective tax rate	30%	18%	13%	15%

Occidental estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Occidental operates, adjusted for certain discrete items. Each quarter, Occidental updates these rates and records a cumulative adjustment to its income taxes by applying the rates to the pre-tax income excluding certain discrete items. Occidental’s quarterly estimate of its effective tax rates can vary significantly based on various forecasted items, including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized and the geographic mix of pre-tax income and losses. The difference between the 30% and 13% effective tax rates for income from continuing operations for the three and six months ended June 30, 2021, and the 21% U.S. federal statutory tax rate is primarily driven by the jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. In addition, the effective tax rate was impacted by a state margin tax rate reduction and one-time benefits associated with the settlement of federal and state audit matters.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, Occidental had $4.6 billion in cash and cash equivalents and $180 million in restricted cash and restricted cash equivalents classified as current assets.
Operating cash flow from continuing operations was $4.1 billion for the six months ended June 30, 2021, compared to $1.7 billion for the same period in 2020. The increase in operating cash flow from continuing operations was primarily due to higher commodity prices during the first half of 2021 as compared to the same period in 2020. This increase was partially offset by an increase in working capital related to receivables, which increased largely as a result of the improvement in prices.
Occidental’s net cash used by investing activities from continuing operations was $1.0 billion for the six months ended June 30, 2021, compared to $2.1 billion for the same period in 2020. Capital expenditures for the six months ended June 30, 2021 and 2020 were approximately $1.3 billion and $1.7 billion, respectively, of which substantially all were for the oil and gas segment. For the six months ended June 30, 2021, proceeds from sales of equity investments and other assets, net primarily included the divestiture of non-operated assets in the DJ Basin as well as the sale of WES units.
Occidental’s net cash used by financing activities from continuing operations was $0.6 billion for the six months ended June 30, 2021, compared to approximately $2.0 billion for the same period in 2020. Cash used by financing activities for the six months ended June 30, 2021 reflected the dividend payments of $420 million on preferred and common stock and payments on current maturities of long-term debt of $174 million.
As of June 30, 2021, and as of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.
For information regarding upcoming debt maturities and other near-term obligations, see the Current Business Outlook section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 8 - Lawsuits, Claims, Commitments and Contingencies in the notes to the consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, for the six months ended June 30, 2021, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2020 Form 10-K.
As of June 30, 2021, Occidental had Brent-priced call options which enhanced the upside of three-way collars that expired in 2020, with an underlying volume of 350 thousand Bbl/d. These call options settle or expire ratably throughout the remainder of 2021. Brent prices have increased substantially since December 31, 2020 and have increased the fair value of the liability of these call options. See Note 5 - Derivatives in the notes to the consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q.
The following table shows a sensitivity analysis based on both a 5% and 10% change in Brent crude oil prices and their effects on the net derivative liability position of $219 million at June 30, 2021:

millions except percentages
Percent change in commodity prices	Net derivative liability	Change to fair value from June 30, 2021 position
+ 5%	$(352)	$(133)
- 5%	$(126)	$93
+ 10%	$(518)	$(299)
- 10%	$(67)	$152

To the extent that calendar month average Brent prices settle higher than the strike price of each settling call option, Occidental will be required to pay the differential between the prevailing Brent price and the call's strike price.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2021.
There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 8 - Lawsuits, Claims, Commitments and Contingencies in the notes to the consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s 2020 Form 10-K.

Item 6. Exhibits

4.1
Second Supplemental Indenture to that certain Indenture, dated as of August 18, 2011, by and between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental dated July 14, 2021, filed July 15, 2021, File No. 1-9210).

4.2
Third Supplemental Indenture to that certain Indenture, dated as of August 8, 2019, by and between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental dated July 14, 2021, filed July 15, 2021, File No. 1-9210).

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

OCCIDENTAL PETROLEUM CORPORATION

August 3, 2021	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller