Form 10-Q
period 2021-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2021-11-04
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Stock, $0.20 par value	933,980,981

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	September 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,059	$2,008
Restricted cash and restricted cash equivalents	220	170
Trade receivables, net	3,477	2,115
Inventories	1,773	1,898
Other current assets	1,272	1,195
Assets held for sale	1,098	1,433
Total current assets	9,899	8,819

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,266	3,250

PROPERTY, PLANT AND EQUIPMENT
Oil and gas segment	100,483	102,454
Chemical segment	7,468	7,356
Midstream and marketing segment	8,304	8,232
Corporate	937	922
Gross property, plant and equipment	117,192	118,964
Accumulated depreciation, depletion and amortization	(56,548)	(53,075)
Net property, plant and equipment	60,644	65,889

OPERATING LEASE ASSETS	804	1,062

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,145	1,044

TOTAL ASSETS	$75,758	$80,064
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	September 30, 2021	December 31, 2020

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$780	$440
Current operating lease liabilities	265	473
Accounts payable	3,713	2,987
Accrued liabilities	3,654	3,570
Liabilities of assets held for sale	714	753
Total current liabilities	9,126	8,223

LONG-TERM DEBT, NET
Long-term debt, net	30,915	35,745

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	6,825	7,113
Asset retirement obligations	3,942	3,977
Pension and postretirement obligations	1,595	1,763
Environmental remediation liabilities	1,000	1,028
Operating lease liabilities	593	641
Other	2,889	3,001
Total deferred credits and other liabilities	16,844	17,523

STOCKHOLDERS' EQUITY
Preferred stock at par value, 100,000 shares at September 30, 2021 and December 31, 2020	9,762	9,762
Common stock at par value, 1,083,180,911 shares at September 30, 2021 and 1,080,564,947 shares at December 31, 2020	217	216
Treasury stock, 149,199,930 shares at September 30, 2021 and 149,051,634 shares at December 31, 2020	(10,668)	(10,665)
Additional paid-in capital	16,692	16,552
Retained earnings	3,152	2,996
Accumulated other comprehensive loss	(282)	(288)
Total stockholders' equity	18,873	18,573
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,758	$80,064
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions, except per-share amounts	2021	2020	2021	2020

REVENUES AND OTHER INCOME
Net sales	$6,792	$4,108	$18,043	$13,649
Interest, dividends and other income	18	21	142	88
Gains (losses) on sales of equity investments and other assets, net	5	(846)	119	(824)
Total	6,815	3,283	18,304	12,913

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	829	656	2,317	2,356
Transportation and gathering expense	360	343	1,053	1,275
Chemical and midstream cost of sales	731	618	2,001	1,807
Purchased commodities	588	333	1,633	940
Selling, general and administrative expense	240	166	583	655
Other operating and non-operating expense	256	231	762	542
Taxes other than on income	289	180	743	473
Depreciation, depletion and amortization	1,916	1,915	6,481	6,343
Asset impairments and other charges	17	2,723	173	10,996
Anadarko acquisition-related costs	29	5	122	302
Exploration expense	31	29	145	99
Interest and debt expense, net	449	353	1,229	1,015
Total	5,735	7,552	17,242	26,803

Income (loss) before income taxes and other items	1,080	(4,269)	1,062	(13,890)

OTHER ITEMS
Gains (losses) on interest rate swaps and warrants, net	(26)	88	150	(573)
Income from equity investments	163	123	463	183
Total	137	211	613	(390)

Income (loss) from continuing operations before income taxes	1,217	(4,058)	1,675	(14,280)
Income tax benefit (expense)	(387)	403	(446)	1,896
Income (loss) from continuing operations	830	(3,655)	1,229	(12,384)
Income (loss) from discontinued operations, net of tax	(2)	80	(444)	(1,335)
NET INCOME (LOSS)	828	(3,575)	785	(13,719)
Less: Preferred stock dividends	(200)	(203)	(600)	(644)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$628	$(3,778)	$185	$(14,363)

PER COMMON SHARE
Income (loss) from continuing operations—basic	$0.67	$(4.16)	$0.67	$(14.26)
Income (loss) from discontinued operations—basic	—	0.09	(0.47)	(1.46)
Net income (loss) attributable to common stockholders—basic	$0.67	$(4.07)	$0.20	$(15.72)

Income (loss) from continuing operations—diluted	$0.65	$(4.16)	$0.65	$(14.26)
Income (loss) from discontinued operations—diluted	—	0.09	(0.46)	(1.46)
Net income (loss) attributable to common stockholders—diluted	$0.65	$(4.07)	$0.19	$(15.72)
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions	2021	2020	2021	2020

Net income (loss)	$828	$(3,575)	$785	$(13,719)
Other comprehensive income (loss) items:
Pension and postretirement gains (losses) (a)	(45)	28	4	(63)
Gains (losses) on derivatives	2	(1)	3	2
Other	(1)	2	(1)	(1)
Other comprehensive income (loss), net of tax	(44)	29	6	(62)
Comprehensive income (loss) attributable to preferred and common stockholders	$784	$(3,546)	$791	$(13,781)
The accompanying notes are an integral part of these consolidated condensed financial statements.
(a) Net of tax benefit (expense) of zero and $(8) million for the three months ended September 30, 2021 and 2020, respectively, and $(13) million and $18 million for the nine months ended September 30, 2021 and 2020, respectively.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Nine months ended September 30,
millions	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$785	$(13,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	444	1,335
Depreciation, depletion and amortization of assets	6,481	6,343
Deferred income tax benefit	(192)	(2,117)
Asset impairments and other charges	173	10,915
(Gains) losses on sales of equity investments and other assets, net	(119)	824
Other noncash reconciling items	240	134
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,366)	4,248
(Increase) decrease in inventory	92	(242)
(Increase) decrease in other current assets	(172)	293
Increase (decrease) in accounts payable and accrued liabilities	593	(5,609)
Increase in current domestic and international income taxes	63	70
Operating cash flow from continuing operations	7,022	2,475
Operating cash flow from discontinued operations, net of taxes	320	76
Net cash provided by operating activities	7,342	2,551

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,933)	(1,921)
Change in capital accrual	(83)	(725)
Purchases of businesses and assets, net	(122)	(102)
Proceeds from sales of other assets and equity investments, net	1,005	193
Equity investments and other, net	(21)	188
Investing cash flow from continuing operations	(1,154)	(2,367)
Investing cash flow from discontinued operations	(48)	(31)
Net cash used by investing activities	(1,202)	(2,398)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	—	4,956
Payments of long-term debt	(4,555)	(4,615)
Proceeds from issuance of common stock	24	126
Cash dividends paid on common and preferred stock	(630)	(1,634)
Financing portion of net cash paid for derivative instruments	(824)	(377)
Other financing, net	(48)	(103)
Financing cash flow from continuing operations	(6,033)	(1,647)
Financing cash flow from discontinued operations	(7)	(6)
Net cash used by financing activities	(6,040)	(1,653)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	100	(1,500)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,194	3,574
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$2,294	$2,074
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2020	$9,762	$213	$(10,657)	$16,235	$8,105	$(312)	$23,346
Net loss	—	—	—	—	(3,575)	—	(3,575)
Other comprehensive income, net of tax	—	—	—	—	—	29	29
Dividends on common stock, $0.01 per share	—	—	—	—	(10)	—	(10)
Dividends on preferred stock, $2,000 per share	—	3	—	219	(203)	—	19
Issuance of common stock and other, net	—	—	—	51	—	—	51
Balance at September 30, 2020	$9,762	$216	$(10,657)	$16,505	$4,317	$(283)	$19,860

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2021	$9,762	$217	$(10,668)	$16,638	$2,533	$(238)	$18,244
Net income	—	—	—	—	828	—	828
Other comprehensive loss, net of tax	—	—	—	—	—	(44)	(44)
Dividends on common stock, $0.01 per share	—	—	—	—	(9)	—	(9)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Issuance of common stock and other, net	—	—	—	54	—	—	54
Balance at September 30, 2021	$9,762	$217	$(10,668)	$16,692	$3,152	$(282)	$18,873
The accompanying notes are an integral part of these consolidated condensed financial statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	$9,762	$209	$(10,653)	$14,955	$20,180	$(221)	$34,232
Net loss	—	—	—	—	(13,719)	—	(13,719)
Other comprehensive loss, net of tax	—	—	—	—	—	(62)	(62)
Dividends on common stock, $0.81 per share	—	—	—	—	(737)	—	(737)
Dividends on preferred stock, $6,444 per share	—	6	—	438	(644)	—	(200)
Stock warrants issued	—	—	—	870	(763)	—	107
Issuance of common stock and other, net	—	1	—	242	—	—	243
Purchases of treasury stock	—	—	(4)	—	—	—	(4)
Balance at September 30, 2020	$9,762	$216	$(10,657)	$16,505	$4,317	$(283)	$19,860

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$18,573
Net income	—	—	—	—	785	—	785
Other comprehensive income, net of tax	—	—	—	—	—	6	6
Dividends on common stock, $0.03 per share	—	—	—	—	(29)	—	(29)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(600)	—	(600)
Issuance of common stock and other, net	—	1	—	140	—	—	141
Purchases of treasury stock	—	—	(3)	—	—	—	(3)
Balance at September 30, 2021	$9,762	$217	$(10,668)	$16,692	$3,152	$(282)	$18,873
The accompanying notes are an integral part of these consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of Occidental’s management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s consolidated condensed balance sheets as of September 30, 2021 and December 31, 2020, and the consolidated condensed statements of operations, comprehensive income (loss), cash flows and equity for the three and nine months ended September 30, 2021 and 2020. Certain data in the financial statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended September 30, 2021 and 2020 are not necessarily indicative of the income or cash flows to be expected for the full year.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balances at September 30, 2021 and 2020 included investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the consolidated condensed statements of cash flows for the nine months ended September 30, 2021 and 2020, respectively.

millions	2021	2020
Cash and cash equivalents	$2,059	$1,896
Restricted cash and restricted cash equivalents	220	51
Cash and restricted cash included in assets held for sale	—	113
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	15	14
Cash, cash equivalents, restricted cash and restricted cash equivalents	$2,294	$2,074

Total restricted cash and restricted cash equivalents were primarily associated with international joint ventures, a benefits trust and a judicially controlled account related to a Brazilian tax dispute. Cash and restricted cash included in assets held for sale at September 30, 2020 included restricted cash for the payments of future hard-minerals royalties conveyed, of which the related assets were sold in October 2020.

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the nine months ended September 30, 2021 and 2020, respectively.

millions	2021	2020
Income tax payments	$(502)	$(375)
Income tax refunds received	$70	$223
Interest paid (a)	$(1,432)	$(1,253)
(a) Net of capitalized interest of $46 million and $64 million for the nine months ended September 30, 2021 and 2020, respectively.

WES INVESTMENT
In March 2021, Occidental sold 11.5 million limited partner units of Western Midstream Partners, LP (WES) for proceeds of approximately $200 million, resulting in a gain of $102 million. As of September 30, 2021, Occidental owned all of the 2% non-voting general partner interest and 49.6% of the limited partner units in WES. On a combined basis, with its 2.0% non-voting limited partner interest in WES Operating, a WES subsidiary, Occidental's total effective economic interest in WES and its subsidiaries was 51.7%.
The following table presents the related-party transactions between Occidental and WES for the nine months ended September 30, 2021 and 2020.

millions	2021	2020
Sales	$111	$165
Purchases	$17	$474
Transportation, gathering and other fees paid	$717	$804

At the end of the third quarter 2020, Occidental recorded an other-than-temporary impairment of $2.7 billion, as the fair value of Occidental’s investment in WES had remained significantly lower than its book value for the majority of the nine months ended September 30, 2020. Occidental concluded that the difference between the fair value and book value of WES was not temporary, primarily given both the magnitude and the duration that the fair value was below its book value. This other-than-temporary impairment was calculated based on the closing market price of WES as of September 30, 2020. The market value of WES’s publicly traded common units is considered a Level 1 input. Occidental's equity method investment in WES was $1.9 billion as of September 30, 2020.

DISCONTINUED OPERATIONS
In October 2021, Occidental closed the sale of its Ghana assets for $750 million and net proceeds of $555 million, after closing adjustments to reflect an April 1, 2021 effective date. In addition, Occidental settled certain tax claims related to historical operations in Ghana for $170 million. As of September 30, 2021, the results of operations in Ghana, after-tax income of $3 million for the three months ended September 30, 2021 and after-tax losses of $32 million for the nine months ended September 30, 2021, continue to be presented as discontinued operations. The amounts related to the Ghana assets, of which approximately $1.0 billion and $1.4 billion are related to property, plant and equipment, net, as of September 30, 2021 and December 31, 2020, respectively, and the amounts related to Ghana liabilities, of which approximately $550 million and $670 million are related to deferred income taxes, asset retirement obligations and a finance lease liability as of September 30, 2021 and December 31, 2020, respectively, are presented as assets and liabilities held for sale.
During the first quarter of 2021, Occidental recorded a $403 million after-tax loss contingency in discontinued operations associated with its former operations in Ecuador, see Note 8 - Lawsuits, Claims, Commitments and Contingencies.

NOTE 2 - DIVESTITURES AND OTHER TRANSACTIONS

DIVESTITURES
In October 2021, Occidental closed the sale of its Ghana assets. See Note 1 - General for additional information. This divestiture completes Occidental's large-scale asset divestiture program.
In June 2021, Occidental entered into an agreement to sell certain non-strategic assets in the Permian Basin. The transaction closed in July 2021 for net cash proceeds of approximately $475 million. The difference in the assets' net book value and adjusted purchase price was treated as a recovery of cost and normal retirement, which resulted in no gain or loss being recognized.
In March 2021, Occidental completed the sale of certain non-operated assets in the DJ Basin for net cash proceeds of approximately $280 million. The difference in the assets' net book value and adjusted purchase price was treated as a recovery of cost and normal retirement, which resulted in no gain or loss being recognized.

NOTE 3 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied, which generally occurs with the delivery of oil, natural gas liquids (NGL), gas, chemicals or services, such as transportation. As of September 30, 2021, trade receivables, net, of $3.5 billion represented rights to payment, for which

Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table presents a reconciliation of revenue from customers to total net sales for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
millions	2021	2020	2021	2020

Revenue from customers	$6,880	$4,018	$18,166	$12,576
All other revenues (a)	(88)	90	(123)	1,073
Net sales	$6,792	$4,108	$18,043	$13,649
(a) Includes net marketing derivatives, natural gas collars, oil collars and call options and chemical exchange contracts.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical and midstream and marketing segment revenues are shown by geographic area based on the location of the sale.

millions	United States	International	Eliminations	Total

Three months ended September 30, 2021
Oil and gas
Oil	$3,056	$766	$—	$3,822
NGL	642	90	—	732
Gas	399	76	—	475
Other	26	1	—	27
Segment total	$4,123	$933	$—	$5,056
Chemical	$1,329	$66	$—	$1,395
Midstream and marketing	$543	$147	$—	$690
Eliminations	$—	$—	$(261)	$(261)
Consolidated	$5,995	$1,146	$(261)	$6,880

millions	United States	International	Eliminations	Total

Three months ended September 30, 2020
Oil and gas
Oil	$1,784	$535	$—	$2,319
NGL	252	53	—	305
Gas	155	80	—	235
Other	23	—	—	23
Segment total	$2,214	$668	$—	$2,882
Chemical	$888	$51	$—	$939
Midstream and marketing	$244	$135	$—	$379
Eliminations	$—	$—	$(182)	$(182)
Consolidated	$3,346	$854	$(182)	$4,018

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2021
Oil and gas
Oil	$8,548	$1,998	$—	$10,546
NGL	1,498	220	—	1,718
Gas	963	216	—	1,179
Other	18	2	—	20
Segment total	$11,027	$2,436	$—	$13,463
Chemical	$3,494	$175	$—	$3,669
Midstream and marketing	$1,362	$430	$—	$1,792
Eliminations	$—	$—	$(758)	$(758)
Consolidated	$15,883	$3,041	$(758)	$18,166

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2020
Oil and gas
Oil	$5,705	$1,779	$—	$7,484
NGL	592	158	—	750
Gas	476	251	—	727
Other	54	1	—	55
Segment total	$6,827	$2,189	$—	$9,016
Chemical	$2,591	$148	$—	$2,739
Midstream and marketing	$986	$378	$—	$1,364
Eliminations	$—	$—	$(543)	$(543)
Consolidated	$10,404	$2,715	$(543)	$12,576

NOTE 4 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the last in first out (LIFO) method. Inventories consisted of the following:

millions	September 30, 2021	December 31, 2020

Raw materials	$75	$70
Materials and supplies	843	848
Commodity inventory and finished goods	884	1,009
	1,802	1,927
Revaluation to LIFO	(29)	(29)
Total	$1,773	$1,898

During the nine months ended September 30, 2020, Occidental recognized an impairment of $54 million due to obsolete material and supplies inventory, and an impairment of $76 million due to lower-than-cost or net-realizable value adjustments primarily related to commodity inventories.

NOTE 5 - DERIVATIVES

OBJECTIVE AND STRATEGY
Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity price fluctuations, interest rate risks and transportation commitments and to fix margins on the future sale of stored commodity volumes. Occidental also enters into derivative financial instruments for trading purposes.
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on future debt issuances. The value of cash flow hedges was insignificant at September 30, 2021 and December 31, 2020. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of September 30, 2021, Occidental’s derivatives not designated as hedging instruments consisted of oil call options, natural gas collars, interest rate swaps and marketing derivatives.
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

COLLARS AND OIL CALL OPTIONS
Occidental's Brent-priced call options were entered into in conjunction with three-way collars that expired in 2020. Net gains and losses associated with collars and call options are recognized in net sales.
Occidental's natural gas two-way collar derivative instruments settle in 2021 and were entered into to manage its near-term exposure to cash flow variability from natural gas price risk.
Occidental had the following collars and call options outstanding at September 30, 2021:

Collars and Call Options, not designated as hedges
2021 Settlement - oil
Call options sold (MMbbl)	32.2
Average price per barrel (Brent oil pricing)
Ceiling sold price (call)	$74.16

2021 Settlement - natural gas
Natural gas collars (millions of MMbtu)	38.4
Volume weighted-average price per MMbtu (NYMEX)
Ceiling sold price (call)	$3.61
Floor purchased price (put)	$2.50

INTEREST RATE SWAPS
Occidental's interest rate swap contracts lock in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London InterBank Offered Rate (LIBOR) throughout the reference period. Net gains and losses associated with interest rate swaps are recognized currently in gains (losses) on interest rate swaps and warrants, net.
Occidental had the following interest rate swaps outstanding at September 30, 2021:

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
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. Net cash payments related to settlements of interest rate swap agreements in advance of their mandatory termination dates were $885 million for the nine months ended September 30, 2021, which included $815 million paid to settle interest rate swaps with notional principal amounts of $400 million and $350 million and weighted average interest rates of 6.348% and 6.662%, respectively. For the nine months ended September 30, 2021, $61 million of collateral was returned. As of September 30, 2021 and December 31, 2020, $313 million and $374 million of collateral related to interest rate swaps had been netted against derivative liabilities, respectively.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. Marketing derivative instruments do not include the collars and call options discussed above. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. As of September 30, 2021, the weighted-average settlement price of these forward contracts was $69.26 per barrel (Bbl) and $5.63 per thousand cubic feet (Mcf) for crude oil and natural gas, respectively. The weighted-average settlement price was $46.05 per Bbl and $2.58 per Mcf for crude oil and natural gas, respectively, at December 31, 2020. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments.

	September 30, 2021	December 31, 2020
Oil commodity contracts
Volume (MMbbl)	(29)	(31)
Natural gas commodity contracts
Volume (Bcf)	(120)	(117)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to master netting arrangements, and are presented on a net basis in the consolidated condensed balance sheets.

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

September 30, 2021
Collars and Call Options
Accrued liabilities	$—	$(264)	$—	$—	$(264)
Marketing Derivatives
Other current assets	1,732	101	—	(1,800)	33
Long-term receivables and other assets, net	147	1	—	(147)	1
Accrued liabilities	(1,781)	(78)	—	1,800	(59)
Deferred credits and other liabilities - other	(148)	—	—	147	(1)
Interest Rate Swaps
Accrued liabilities	—	(312)	—	—	(312)
Deferred credits and other liabilities - other	—	(412)	—	—	(412)

December 31, 2020
Collars and Call Options
Other current assets	$—	$25	$—	$—	$25
Accrued liabilities	—	(42)	—	—	(42)
Marketing Derivatives
Other current assets	1,155	80	—	(1,204)	31
Long-term receivables and other assets, net	7	2	—	(7)	2
Accrued liabilities	(1,252)	(81)	—	1,204	(129)
Deferred credits and other liabilities - other	(7)	—	—	7	—
Interest Rate Swaps
Accrued liabilities	—	(936)	—	—	(936)
Deferred credits and other liabilities - other	—	(822)	—	—	(822)
(a)These amounts do not include collateral. As of September 30, 2021 and December 31, 2020, $313 million and $374 million of collateral related to interest rate swaps had been netted against derivative liabilities, respectively. Occidental netted $48 million and $85 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of September 30, 2021 and December 31, 2020, respectively.

GAINS AND LOSSES ON DERIVATIVES
The following table presents the effect of Occidental's derivative instruments on the consolidated condensed statements of operations:

millions	Three months ended September 30,		Nine months ended September 30,
Income Statement Classification	2021	2020	2021	2020

Collars and Call Options
Net sales	$(101)	$110	$(339)	$1,067
Marketing Derivatives
Net sales (a)	12	(18)	214	—
Interest Rate Swaps
Gains (losses) on interest rate swaps and warrants, net	(26)	88	150	(577)
(a) Includes derivative and non-derivative marketing activity.

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
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed at September 30, 2021 was $34 million (net of $313 million of collateral), which was primarily related to interest rate swaps. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed at December 31, 2020 was $104 million (net of $374 million of collateral), which was primarily related to interest rate swaps.

NOTE 6 - FAIR VALUE MEASUREMENTS

FAIR VALUES - NONRECURRING
2021:
For the three and nine months ended September 30, 2021, Occidental recorded pre-tax impairments of $17 million and $173 million, respectively, related to non-core onshore domestic undeveloped leases that either expired or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities.

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
Income approaches are considered Level 3 fair value estimates and include significant assumptions of future production and timing of production, commodity price assumptions, and operating and capital cost estimates, discounted using a 10% weighted average cost of capital. Taxes were based on current statutory rates. Future production and timing of production were based on internal reserves estimates and internal economic models for a specific oil and gas asset. Internal reserve estimates consisted of proved reserves and risk adjusted unproved reserves based on reserve category. Price assumptions were based on a combination of market information and published industry resources adjusted for historical differentials. Price assumptions ranged from approximately $40 per Bbl of oil in 2020 increasing to approximately $70 per Bbl of oil in 2034, with an unweighted arithmetic average price of $59.17 and $62.42 for WTI and Brent indexed assets for the 15-year period, respectively. Natural gas prices ranged from approximately $2.00 per Mcf in 2020 to approximately $3.60 per Mcf in 2034, with an unweighted arithmetic average price of $3.13 for NYMEX based assets for the 15-year period. Both oil and natural gas commodity prices were held flat after 2034 and were adjusted for location and quality differentials. Operating and capital cost estimates were based on current observable costs and were further escalated 1% in every period where commodity prices exceeded $50 per Bbl and 2% in every period where commodity prices exceeded $60 per Bbl. The weighted average cost of capital was calculated based on industry peers and approximated the cost of capital an external market participant would expect to obtain.
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

NOTE 7 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	September 30, 2021	December 31, 2020
Total borrowings at face value	$30,760	$35,235
Adjustments to book value:
Unamortized premium, net	688	748
Debt issuance costs	(135)	(156)
Net book value of debt	$31,313	$35,827
Long-term finance leases	330	316
Current finance leases	52	42
Total debt and finance leases	$31,695	$36,185
Less current maturities of financing leases	(52)	(42)
Less current maturities of long-term debt	(728)	(398)
Long-term debt, net	$30,915	$35,745

DEBT ACTIVITY
In the third quarter of 2021, Occidental completed a cash tender for outstanding senior notes with a face value of $3.0 billion and maturities ranging from 2022 through 2026, paid $224 million of senior notes upon maturity and fully retired $1.1 billion of floating interest rate notes due August 2022. As a result, the face value of total borrowings was reduced by $4.3 billion.
In the first quarter of 2021, Occidental repaid $174 million of debt upon maturity. No debt matured or was otherwise paid during the second quarter of 2021.

The following table summarizes debt repayments for the nine months ended September 30, 2021:

millions	Face Value

First quarter repayments:
4.850% senior notes due 2021	$(147)
Variable rate bonds due 2021	(27)
Third quarter repayments:
2.700% senior notes due 2022	$(278)
2.700% senior notes due 2023	(484)
3.450% senior notes due 2024	(81)
2.900% senior notes due 2024	(1,620)
3.500% senior notes due 2025	(229)
3.400% senior notes due 2026	(224)
3.200% senior notes due 2026	(110)
2.600% senior notes due 2021	(224)
Floating interest rate notes due August 2022	(1,051)
Total	$(4,475)

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of September 30, 2021 and December 31, 2020, substantially all of which was classified as Level 1, was approximately $33.0 billion and $33.8 billion, respectively.

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
In August 2019, Sanchez Energy Corporation and certain of its affiliates (Sanchez) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Sanchez is a party to agreements with Anadarko Petroleum Corporation and certain of its affiliates (Anadarko) as a result of its 2017 purchase of Anadarko's Eagle Ford Shale assets. Sanchez is attempting to reject some of the agreements related to the purchase of Anadarko’s Eagle Ford Shale assets (the Bankruptcy Litigation). If Sanchez was permitted to reject certain of those agreements, then Anadarko may owe deficiency payments to various third parties. Subsequent to the end of the third quarter of 2021, Occidental and certain of its affiliates reached an agreement in principle to resolve the Bankruptcy Litigation. Occidental expects the settlement, certain aspects of which will require court approval and the satisfaction of certain other conditions, to be finalized by the end of the fourth quarter of 2021. Occidental recorded a contingency reserve at September 30, 2021 associated with this expected settlement.
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

TAX MATTERS
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and international tax jurisdictions. Tax years through 2017 for U.S. federal income tax purposes have been audited by the IRS pursuant to its Compliance Assurance Program and subsequent tax years are currently under review. Tax years through 2012 have been audited for state income tax purposes. Significant audit matters in international jurisdictions have been resolved through 2010. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Occidental believes that the resolution of outstanding tax matters would not have a material adverse effect on its consolidated condensed balance sheets or consolidated condensed statements of operations.
For Anadarko, tax years through 2014 and tax year 2016 for U.S. federal tax purposes have been audited by the IRS. Tax years through 2008 have been audited for state income tax purposes. There are outstanding significant audit matters in one international jurisdiction. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law. Other than the matter discussed below, Occidental believes that the resolution of these outstanding tax matters would not have a material adverse effect on its consolidated condensed balance sheets or consolidated condensed statements of operations.
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
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, Occidental would be required to repay approximately $1 billion ($996 million in federal taxes and $27 million in state taxes) plus accrued interest of approximately $300 million. A liability for this amount, with the accrued interest, is included in deferred credits and other liabilities-other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2021, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

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

ENVIRONMENTAL REMEDIATION
As of September 30, 2021, Occidental participated in or monitored remedial activities or proceedings at 165 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of September 30, 2021. The current portion, $123 million, is included in accrued liabilities and the non-current portion, $1.0 billion, in deferred credits and other liabilities - environmental remediation liabilities.
Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. Environmental Protection Agency (EPA) on the CERCLA National Priorities List (NPL) and three categories of non-NPL sites—third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	30	$427
Third-party sites	69	298
Occidental-operated sites	16	131
Closed or non-operated Occidental sites	50	267
Total	165	$1,123

As of September 30, 2021, Occidental’s environmental remediation liabilities exceeded $10 million each at 18 of the 165 sites described above, and 95 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 40% of the period-end remediation balance at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.1 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus Energy Corporation (Maxus), has not changed materially since December 31, 2020.

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
In September 2021, the EPA issued a ROD for an interim remedy plan for the upper nine miles of Lower Passaic River. At this time Occidental’s potential role or responsibilities under this ROD, if any, have not yet been agreed to with the EPA. Occidental will continue to evaluate the ROD issued for the upper nine miles of the Lower Passaic River.
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

The following table contains a summary of Occidental's retirement and postretirement benefits plan costs for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
millions	2021	2020	2021	2020
Net gains related to pension settlement and curtailment (a)	1	$8	11	$142
Net periodic benefit costs related to pension special termination benefits (a)	—	$3	—	$21
Net periodic benefit costs (gains) related to pension benefits excluding settlement, curtailment and special termination benefits	(4)	$(2)	(12)	$22
Net periodic benefit costs related to postretirement benefits	23	$18	61	$56
Contributions to qualified and supplemental pension plans	5	$30	157	$132
(a) Net gains related to pension settlement and curtailment and costs of special termination benefits for the three and nine months ended September 30, 2021 and 2020 primarily related to a separation program and the freezing of benefit accruals for Anadarko employees.

The increase in 2021 contributions was primarily due to distributions related to the separation program and freezing of benefit accruals described above and for contributions which were previously deferred in 2020 under the Coronavirus Aid, Relief, and Economic Security Act.

NOTE 11 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted net income (loss) attributable to common stockholders per share:

	Three months ended September 30,		Nine months ended September 30,
millions except share and per-share amounts	2021	2020	2021	2020
Net income (loss) from continuing operations	$830	$(3,655)	$1,229	$(12,384)
Income (loss) from discontinued operations	(2)	80	(444)	(1,335)
Net income (loss)	828	(3,575)	785	(13,719)
Less: Preferred stock dividends	(200)	(203)	(600)	(644)
Net income (loss) attributable to common stockholders	$628	$(3,778)	$185	$(14,363)
Less: Net income allocated to participating securities	(5)	—	(1)	—
Net income (loss), net of participating securities	623	(3,778)	184	(14,363)
Weighted-average number of basic shares	935.4	929.3	934.4	913.9
Basic income (loss) per common share	$0.67	$(4.07)	$0.20	$(15.72)

Net income (loss), net of participating securities	$623	$(3,778)	$184	$(14,363)
Weighted-average number of basic shares	935.4	929.3	934.4	913.9
Dilutive securities	22.3	—	19.8	—
Dilutive effect of potentially dilutive securities	957.7	929.3	954.2	913.9
Diluted income (loss) per common share	$0.65	$(4.07)	$0.19	$(15.72)

As of September 30, 2021, warrants and options covering approximately 87 million shares of Occidental common stock were excluded from the diluted shares as their effect would have been anti-dilutive. As of September 30, 2020, warrants and options covering approximately 200 million shares of Occidental common stock were excluded from the diluted shares as their effect would have been anti-dilutive.

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended September 30, 2021
Net sales	$4,955	$1,396	$702	$(261)	$6,792
Income (loss) from continuing operations before income taxes	$1,467	$407	$20	$(677)	$1,217
Income tax expense	—	—	—	(387)	(387)
Income (loss) from continuing operations	$1,467	$407	$20	$(1,064)	$830
Three months ended September 30, 2020
Net sales	$2,989	$937	$364	$(182)	$4,108
Income (loss) from continuing operations before income taxes	$(1,072)	$178	$(2,791)	$(373)	$(4,058)
Income tax benefit	—	—	—	403	403
Income (loss) from continuing operations	$(1,072)	$178	$(2,791)	$30	$(3,655)
millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Nine months ended September 30, 2021
Net sales	$13,124	$3,671	$2,006	$(758)	$18,043
Income (loss) from continuing operations before income taxes	$2,036	$970	$272	$(1,603)	$1,675
Income tax expense	—	—	—	(446)	(446)
Income (loss) from continuing operations	$2,036	$970	$272	$(2,049)	$1,229
Nine months ended September 30, 2020
Net sales	$10,089	$2,745	$1,358	$(543)	$13,649
Income (loss) from continuing operations before income taxes	$(8,570)	$472	$(4,085)	$(2,097)	$(14,280)
Income tax benefit	—	—	—	1,896	1,896
Income (loss) from continuing operations	$(8,570)	$472	$(4,085)	$(201)	$(12,384)
(a) The three months ended September 30, 2021 included $97 million of net oil, gas, and CO2 derivative losses and $17 million in asset impairments. The nine months ended September 30, 2021 included $277 million of net oil, gas, and CO2 derivative losses and $173 million of asset impairments. The three and nine months ended September 30, 2020 included $795 million in net asset sale losses. Additionally, the nine months ended September 30, 2020 included $7.0 billion related to asset impairments and other charges partially offset by a $1.1 billion gain on the oil collars and call options.
(b) The three months ended September 30, 2021 included $11 million of net derivative mark-to-market losses. The nine months ended September 30, 2021 included $124 million of gains on sales, primarily from the sale of 11.5 million limited partner units in WES, and $176 million in derivative mark-to-market losses. The three and nine months ended September 30, 2020 included $2.7 billion of the other-than-temporary impairment of WES, an equity investment. Additionally, the nine months ended September 30, 2020 included $1.4 billion of impairments related to the write-off of goodwill and a loss from an equity investment related to WES's write-off of its goodwill.
(c) The three months ended September 30, 2021 included $88 million of losses on debt tenders, $26 million of net derivative mark-to-market losses on interest rate swaps and $29 million of Anadarko acquisition-related costs. The nine months ended September 30, 2021 included $88 million of losses on debt tenders, $150 million net derivative mark-to-market gains on interest rate swaps and $122 million of Anadarko acquisition-related costs. The nine months ended September 30, 2020 included $302 million of Anadarko acquisition-related costs and a $577 million loss on interest rate swaps.

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
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: the scope and duration of the COVID-19 pandemic and ongoing actions taken by governmental authorities and other third parties in response to the pandemic; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of our proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; general economic conditions, including slowdowns, domestically or internationally, and volatility in the securities, capital or credit markets; inflation; uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; governmental actions and political conditions and events; legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deepwater and onshore drilling and permitting regulations and environmental regulation (including regulations related to climate change); environmental risks and liability under federal, regional, state, provincial, tribal, local and international environmental laws and regulations (including remedial actions); Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Oxy Low Carbon Ventures or announced greenhouse gas reduction targets; potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors can be found in Occidental’s filings with the U.S. Securities and Exchange Commission, including Occidental’s 2020 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads and the prices it receives for its chemical products. Oil prices have increased significantly in 2021. Occidental's average worldwide realized price for the three months ended September 30, 2021 was $68.74, compared to $38.51 in the same period of 2020. While the worldwide economy continues to be impacted by the ongoing effects of the COVID-19 pandemic and emergence and spread of new variants of the virus, demand for Occidental's products has increased with the lifting of certain restrictions, including certain travel restrictions and stay-at-home orders. Current oil prices could be negatively impacted by a resurgence of COVID-19 cases, slow vaccine distribution in certain large international economies, or the recurrence or tightening of travel restrictions and stay-at-home orders. We expect that oil prices in the near-term will continue to be influenced by the duration and severity of the COVID-19 pandemic and its resulting impact on oil and gas supply and demand.
Occidental's operational priorities for 2021 continue to be to maximize cash flow by sustaining production in-line with its 2020 fourth quarter rate with an annualized $2.9 billion capital budget and by maintaining a majority of the cost savings achieved in 2020. Occidental intends to use excess cash flow generated during 2021, coupled with divestiture proceeds, to continue to strengthen its balance sheet by reducing its debt and other financial obligations. Year to date, Occidental has repaid a total of $4.5 billion of debt and retired $750 million in interest rate swaps, which are estimated to result in total annual interest and financing cost savings of approximately $170 million.

LIABILITY MANAGEMENT
In the third quarter of 2021, Occidental reduced total borrowings at face value by $4.3 billion, through a combination of cash tenders, scheduled repayments, and early retirements resulting in near-term debt maturities of $728 million in 2022 and $465 million in 2023. During the nine months ended September 30, 2021, Occidental has reduced total borrowings at face value by $4.5 billion.
Occidental’s Zero Coupon senior notes due 2036 (Zero Coupons) can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2022, which, if put in whole, would require a payment of approximately $1.1 billion at such date. None of the outstanding Zero Coupons were put to Occidental in October 2021. Occidental currently has the ability to meet this obligation and may use available capacity under the revolving credit facility (RCF) to satisfy the put should it be exercised.
During the third quarter of 2021, Occidental cash settled certain interest rate swaps in advance of their mandatory termination dates with a notional value of $750 million for $815 million. The interest rate swaps remaining with a notional value of $725 million and a fair value of approximately $410 million, net of collateral, as of September 30, 2021, have mandatory termination dates in September 2022 and 2023. The interest rate swaps' fair value, and cash required to settle on their termination dates, will continue to fluctuate with changes in interest rates through the mandatory termination dates. Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions or amend or settle certain or all of the currently outstanding interest rate swaps, as appropriate.
As of the date of this filing, Occidental had $5.0 billion of committed borrowing capacity under its RCF, which matures in January 2023. Additionally, Occidental has up to $400 million of capacity, subject to monthly redetermination, under its receivables securitization facility, which matures in November 2022. Occidental intends to use excess cash flow and the net proceeds from the Ghana asset sale to repay additional indebtedness. The closing of the Ghana asset sale completed Occidental's large-scale asset divestiture program. Occidental expects its cash on hand and funds available under its RCF to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.

DEBT RATINGS
As of September 30, 2021, Occidental’s long-term debt was rated Ba2 by Moody’s Investors Service, BB by Fitch Ratings and BB by Standard and Poor’s. In the third quarter of 2021, Standard and Poor's upgraded Occidental's credit rating from BB- to BB. Any downgrade in credit ratings could impact Occidental's ability to access capital and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental may be requested, and in some cases be required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.
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

IMPACT OF COVID-19 PANDEMIC TO GLOBAL OPERATIONS
Occidental continues to focus on protecting the health and safety of its employees and contractors during the COVID-19 pandemic. Certain workplace restrictions implemented in the initial stages of the pandemic for our offices and work sites for health and safety reasons were lifted in 2021 due to higher vaccination rates and lower infection rates. Other restrictions remain in place. Occidental has not incurred material costs as a result of new protocols and procedures. Occidental continues to monitor national, state and local government directives where it has operations and/or offices. Occidental has not incurred any significant disruptions to its day-to-day operations as a result of any workplace restrictions related to the COVID-19 pandemic to date; however, the extent to which the COVID-19 pandemic could adversely affect Occidental's business, results of operations and financial condition will depend on future developments, which remain uncertain.

CONSOLIDATED RESULTS OF OPERATIONS

Occidental reported after-tax income from continuing operations of $830 million on net sales of $6.8 billion, for the three months ended September 30, 2021, compared to an after-tax loss from continuing operations of $3.7 billion on net sales of $4.1 billion for the same period of 2020. Diluted income from continuing operations per share was $0.65 for the three months ended September 30, 2021 compared to a diluted loss of $4.16 for the same period of 2020.
Occidental reported after-tax income from continuing operations of $1.2 billion on net sales of $18.0 billion for the nine months ended September 30, 2021, compared to an after-tax loss from continuing operations of $12.4 billion on net sales of $13.6 billion for the same period of 2020. Diluted income from continuing operations per share was $0.65 for the nine months ended September 30, 2021 compared to a diluted loss of $14.26 for the same period of 2020.
Excluding the impact of asset impairments, gains and losses on sales of assets and equity investments, gains and losses on derivative mark-to-market adjustments and acquisition-related costs, the increase in income from continuing operations for the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily related to higher crude oil, NGL and natural gas prices, higher marketing margins in the midstream and marketing segment and higher realized prices across most chemical product lines, partially offset by lower crude oil sales volumes, higher depreciation, depletion and amortization (DD&A) rates and higher chemical ethylene and energy costs.

SELECTED STATEMENTS OF OPERATIONS ITEMS
Net sales increased for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily as a result of higher crude oil, NGL and natural gas prices, higher realized prices across most chemical product lines and higher marketing margins in the midstream and marketing segment, partially offset by lower crude oil sales volumes.
Gains on sales of assets and equity investments, net for the nine months ended September 30, 2021, was primarily related to a $102 million gain from the sale of limited partner units of WES in the first quarter of 2021. Losses on sales of assets and equity method investments, net for the three and nine months ended September 30, 2020 primarily comprised of $431 million in losses associated with mineral and surface acres located in Wyoming, Colorado and Utah and $356 million in losses related to onshore oil and gas Colombia assets.
Transportation and gathering expense decreased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily as a result of lower domestic oil and gas production volumes.
Purchased commodities increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, due to higher crude prices on third-party crude purchases related to the midstream and marketing segment.
Other operating and non-operating expense increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a net gain in the second quarter of 2020 related to the settlement, curtailment, and special termination benefits on pension plans acquired from Anadarko.
Taxes other than on income increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to higher production taxes, which are directly tied to higher commodity prices.
Asset impairments and other charges for the three months ended September 30, 2020 included a $2.7 billion other-than-temporary impairment on the WES equity investment. Asset impairments and other charges for the nine months ended September 30, 2020 also included $7.0 billion in pre-tax impairments on oil and gas proved and unproved properties, a $1.2 billion impairment of goodwill attributable to Occidental's ownership in WES and other impairments to both proved and unproved oil and gas properties and lower of cost or net realizable value adjustments for crude inventory.
Interest and debt expense, net increased for the nine months ended September 30, 2021 compared to the same period in 2020, as a result of higher effective interest rates and premiums and fees related to debt tenders.
Gains (losses) on interest rate swaps and warrants, net increased for the nine months ended September 30, 2021 compared to the same period in 2020, due to changes in the three-month LIBOR, upon which the floating rate of the underlying interest rate swaps are indexed. See Note 5 - Derivatives in the notes to the consolidated condensed financial statements in Part 1, Item 1 of this Form 10-Q for further discussion.
Income (loss) from equity investments for the nine months ended September 30, 2020 included a loss of approximately $240 million related to WES' write-off of its goodwill of $440 million in the first quarter of 2020.
Income tax expense increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to higher pre-tax income. See further discussion under the heading Income Taxes.

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
The following table sets forth the sales and earnings of each operating segment and corporate items for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
millions	2021	2020	2021	2020
Net sales (a)
Oil and gas	$4,955	$2,989	$13,124	$10,089
Chemical	1,396	937	3,671	2,745
Midstream and marketing	702	364	2,006	1,358
Eliminations	(261)	(182)	(758)	(543)
Total	6,792	4,108	18,043	13,649
Income (loss) from continuing operations
Oil and gas (b)	1,467	(1,072)	2,036	(8,570)
Chemical	407	178	970	472
Midstream and marketing (b)	20	(2,791)	272	(4,085)
Total	1,894	(3,685)	3,278	(12,183)
Unallocated corporate items (b)
Interest expense, net	(449)	(353)	(1,229)	(1,015)
Income tax benefit (expense)	(387)	403	(446)	1,896
Other items, net	(228)	(20)	(374)	(1,082)
Income (loss) from continuing operations	$830	$(3,655)	$1,229	$(12,384)
(a) Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b) Please refer to the Items Affecting Comparability table.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended September 30,		Nine months ended September 30,
millions	2021	2020	2021	2020
Oil and gas
Asset impairments - domestic	$(17)	$(21)	$(173)	$(5,817)
Asset impairments - international	—	—	—	(1,195)
Asset sales gains (losses), net - domestic	14	(439)	14	(425)
Asset sales losses, net - international	(12)	(356)	(12)	(356)
Rig termination and others - domestic	—	(23)	—	(61)
Rig termination and others - international	—	(4)	—	(10)
Oil, gas and CO2 derivative gains (losses), net	(97)	136	(277)	1,059
Total oil and gas	(112)	(707)	(448)	(6,805)

Midstream and marketing
Asset sales gains (losses) and other, net	—	(46)	124	(46)
Goodwill and other asset impairment	—	(2,729)	—	(4,194)
Derivative gains (losses), net	(11)	(20)	(176)	285
Total midstream and marketing	(11)	(2,795)	(52)	(3,955)

Corporate
Anadarko acquisition-related costs	(29)	(5)	(122)	(302)
Acquisition-related pension and curtailment gains	—	—	—	114
Interest rate swap gains (losses), net	(26)	88	150	(577)
Debt tender premium and related items, net	(88)	—	(88)	—
Warrants gains, net	—	—	—	5
Total corporate	(143)	83	(60)	(760)
Valuation allowance on tax assets	—	(37)	—	(37)
State tax rate revaluation	—	—	55	—
Income taxes	60	386	123	1,607
Loss from continuing operations	$(206)	$(3,070)	$(382)	$(9,950)
Discontinued operations, net of taxes (a)	$(2)	$80	$(444)	$(1,335)
Total	$(208)	$(2,990)	$(826)	$(11,285)
(a) Included in discontinued operations, net of taxes are the results of Occidental's Ghana assets and a $403 million loss contingency which was recorded in the first quarter of 2021 associated with Occidental's former operations in Ecuador; see Note 8 - Lawsuits, Claims, Commitments and Contingencies in the notes to consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q.

OIL AND GAS SEGMENT
Oil and gas segment pre-tax income was $1.5 billion and $2.0 billion for the three and nine months ended September 30, 2021, respectively, compared with segment pre-tax losses of $1.1 billion and $8.6 billion for the same periods in 2020, respectively. Excluding the impact of asset impairments and other charges and oil, gas and CO2 derivative gains (losses), oil and gas segment results for the three and nine months ended September 30, 2021, compared to the same periods in 2020, reflected higher commodity prices, partially offset by lower crude oil sales volumes and higher DD&A rates.
As a result of Occidental's mid-year reserve review undertaken in the second quarter of 2021, DD&A rates for the second half of 2021 were lower compared to the first half of 2021 due to increased proved reserves primarily related to positive price revisions. Proved oil, NGL and natural gas reserves were estimated during this mid-year review using the unweighted arithmetic average of the first-day-of-the-month price for each month for the twelve months ended June 30, 2021, unless prices were defined by contractual arrangements. DD&A rates for the three and nine months ended September 30, 2020 were lower compared to the current period as a result of higher reported reserves volumes at year-end 2019, consistent with higher average prices in 2019.
The following table sets forth the average sales volumes per day for oil in thousands of barrels (Mbbl), for NGL in thousands of barrels equivalent (Mboe) and for natural gas in millions of cubic feet (MMcf):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales Volumes per Day
Oil (Mbbl)
United States	483	508	496	591
International	121	108	118	125
NGL (Mboe)
United States	219	212	214	224
International	36	36	33	37
Natural Gas (MMcf)
United States	1,295	1,439	1,303	1,609
International	496	527	471	544
Total Continuing Operations Volumes (Mboe) (a)	1,158	1,192	1,157	1,336
Operations Exited or Exiting (a)	36	64	24	62
Total Sales Volumes (Mboe) (b)	1,194	1,256	1,181	1,398
(a) Operations exited or exiting included Colombia and Ghana.
(b) Natural gas volumes have been converted to barrels of oil equivalent (Boe) based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.

Average daily sales volumes from continuing operations were 1,158 Mboe per day (Mboe/d) for the three months ended September 30, 2021, compared to 1,192 Mboe/d for the same period in 2020. Average daily sales volumes from continuing operations for the first nine months of 2021 and 2020 were 1,157 Mboe/d and 1,336 Mboe/d, respectively. The decrease in average daily sales volumes from continuing operations of 34 Mboe/d and 179 Mboe/d for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily reflected declines in the Permian and DJ Basins as a result of reduced capital investment.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Average Realized Prices
Oil ($/Bbl)
United States	$68.76	$38.22	$63.16	$35.27
International	$68.65	$39.86	$61.98	$41.49
Total Worldwide	$68.74	$38.51	$62.94	$36.36
NGL ($/Boe)
United States	$35.20	$14.62	$28.20	$11.19
International	$26.85	$16.24	$24.32	$15.79
Total Worldwide	$34.01	$14.85	$27.68	$11.84
Natural Gas ($/Mcf)
United States	$3.35	$1.18	$2.84	$1.09
International	$1.68	$1.64	$1.68	$1.68
Total Worldwide	$2.89	$1.31	$2.53	$1.24

Average Index Prices
WTI oil ($/Bbl)	$70.56	$40.93	$64.82	$38.32
Brent oil ($/Bbl)	$73.23	$43.37	$67.78	$42.53
NYMEX gas ($/Mcf)	$3.71	$1.94	$3.06	$1.92

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	97%	94%	97%	95%
Worldwide oil as a percentage of average Brent	94%	89%	93%	85%
Worldwide NGL as a percentage of average WTI	48%	36%	43%	31%
Domestic natural gas as a percentage of average NYMEX	90%	61%	93%	57%

CHEMICAL SEGMENT
Chemical segment pre-tax earnings for the three and nine months ended September 30, 2021 were $407 million and $970 million, respectively, compared to $178 million and $472 million for the same periods in 2020, respectively. Compared to the same periods in 2020, the three and nine months ended September 30, 2021 reflected improved realized prices across most product lines, partially offset by higher raw material costs, primarily ethylene and energy.

MIDSTREAM AND MARKETING SEGMENT
Midstream and marketing segment pre-tax earnings for the three and nine months ended September 30, 2021 were $20 million and $272 million, respectively, compared to pre-tax losses of $2.8 billion and $4.1 billion for the same periods in 2020, respectively. Excluding the impact of impairment charges, net derivative mark-to-market gains and losses and asset sale gains and losses, the increase in midstream and marketing segment results for the nine months ended September 30, 2021, compared to the same period in 2020, was attributed to the rising crude oil price environment and its impact on export sales and higher realized sulfur prices at Al Hosn Gas.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
millions, except percentages	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$1,217	$(4,058)	$1,675	$(14,280)
Income tax benefit (expense)
Domestic - federal and state	(151)	511	(41)	2,178
International	(236)	(108)	(405)	(282)
Total income tax benefit (expense)	(387)	403	(446)	1,896
Income (loss) from continuing operations	$830	$(3,655)	$1,229	$(12,384)
Worldwide effective tax rate	32%	10%	27%	13%

Occidental estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Occidental operates, adjusted for certain discrete items. Each quarter, Occidental updates these rates and records a cumulative adjustment to its income taxes by applying the rates to the pre-tax income excluding certain discrete items. Occidental’s quarterly estimate of its effective tax rates can vary significantly based on various forecasted items, including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized and the geographic mix of pre-tax income and losses. The difference between the 32% and 27% effective tax rates for income from continuing operations for the three and nine months ended September 30, 2021, and the 21% U.S. federal statutory tax rate is primarily driven by the jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. In addition, the effective tax rate was impacted by a state margin tax rate reduction and one-time benefits associated with the settlement of federal and state audit matters.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, Occidental had $2.1 billion in cash and cash equivalents and $220 million in restricted cash and restricted cash equivalents classified as current assets.
Operating cash flow from continuing operations was $7.0 billion for the nine months ended September 30, 2021, compared to $2.5 billion for the same period in 2020. The increase in operating cash flow from continuing operations was primarily due to higher commodity prices as compared to the same period in 2020. This increase was partially offset by an increase in working capital related to receivables, which increased largely as a result of the improvement in prices.
Occidental’s net cash used by investing activities from continuing operations was $1.2 billion for the nine months ended September 30, 2021, compared to $2.4 billion for the same period in 2020. Capital expenditures for the nine months ended September 30, 2021 and 2020 were approximately $1.9 billion for each period, of which substantially all were for the oil and gas segment. For the nine months ended September 30, 2021, proceeds from sales of equity investments and other assets, net primarily included the divestitures of non-strategic assets in the Permian Basin and non-operated assets in the DJ Basin and the sale of WES units.
Occidental’s net cash used by financing activities from continuing operations was $6.0 billion for the nine months ended September 30, 2021, compared to approximately $1.6 billion for the same period in 2020. Cash used by financing activities for the nine months ended September 30, 2021 reflected the dividend payments of $630 million on preferred and common stock, debt repayments of $4.6 billion and $815 million paid in advance of the mandatory termination dates of interest rate swaps during the third quarter of 2021.
As of September 30, 2021, and as of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, for the nine months ended September 30, 2021, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2020 Form 10-K.
As of September 30, 2021, Occidental had Brent-priced call options which enhanced the upside of three-way collars that expired in 2020, with an underlying volume of 350 thousand Bbl/d. These call options settle or expire ratably throughout the remainder of 2021. Brent prices have increased substantially since December 31, 2020 which has increased the fair value of the liability of these call options. See Note 5 - Derivatives in the notes to the consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q.
The following table shows a sensitivity analysis based on both a 5% and 10% change in Brent crude oil prices and their effects on the net derivative liability position of $174 million at September 30, 2021:

millions except percentages
Percent change in commodity prices	Net derivative liability	Change to fair value from September 30, 2021 position
+ 5%	$(270)	$(96)
- 5%	$(99)	$75
+ 10%	$(378)	$(204)
- 10%	$(49)	$125

As of September 30, 2021, Occidental also had derivative instruments in place to reduce the price risk associated with future gas production of 630 thousand MMbtu/d through the remainder of 2021. NYMEX natural gas prices have increased substantially since December 31, 2020 which has increased the fair value of the liability of these options. See Note 5 - Derivatives in the notes to the consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q.

The following table shows a sensitivity analysis based on both a 5% and 10% change in NYMEX natural gas prices and their effects on the net derivative liability position of $90 million at September 30, 2021:

millions except percentages
Percent change in commodity prices	Net derivative liability	Change to fair value from September 30, 2021 position
+ 5%	$(101)	$(11)
- 5%	$(79)	$11
+ 10%	$(112)	$(22)
- 10%	$(68)	$22

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2021.
There has been no change in Occidental's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, Occidental's internal control over financial reporting.
Occidental is converting legacy Anadarko's information into Occidental's primary Enterprise Resource Planning system during the first quarter of 2022. Certain existing internal controls will be modified and new controls will be implemented.

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

OCCIDENTAL PETROLEUM CORPORATION

November 4, 2021	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller