Form 10-Q
period 2022-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2022-05-10
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2022
Common Stock, $0.20 par value	937,190,982

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
DD&A	depreciation, depletion and amortization
EPA	Environmental Protection Agency
LIFO	last in first out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OEPC	Occidental Exploration and Production Company
OPEC	Organization of the Petroleum Exporting Countries
OxyChem	Occidental Chemical Corporation
OXY USA	OXY USA Inc.
RCF	revolving credit facility
Repsol	Repsol, S.A.
ROD	Record of Decision
WES	Western Midstream Partners, LP
WTI	West Texas Intermediate
YPF	YPF S.A.
Zero Coupons	Zero Coupon senior notes due 2036
2021 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2021

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,909	$2,764
Trade receivables, net	5,434	4,208
Inventories	1,406	1,846
Assets held for sale	—	72
Other current assets	1,309	1,321
Total current assets	10,058	10,211

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,015	2,938

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	101,511	101,251
Chemical	7,588	7,571
Midstream and marketing	7,483	8,371
Corporate	960	964
Gross property, plant and equipment	117,542	118,157
Accumulated depreciation, depletion and amortization	(58,313)	(58,227)
Net property, plant and equipment	59,229	59,930

OPERATING LEASE ASSETS	689	726

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,231	1,231

TOTAL ASSETS	$74,222	$75,036

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	March 31, 2022	December 31, 2021

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$507	$186
Current operating lease liabilities	173	186
Accounts payable	4,664	3,899
Accrued liabilities	3,356	4,046
Liabilities of assets held for sale	—	7
Total current liabilities	8,700	8,324

LONG-TERM DEBT, NET
Long-term debt, net (b)	25,865	29,431

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,806	7,039
Asset retirement obligations	3,634	3,687
Pension and postretirement obligations	1,541	1,540
Environmental remediation liabilities	933	944
Operating lease liabilities	558	585
Other	3,278	3,159
Total deferred credits and other liabilities	14,750	16,954

STOCKHOLDERS' EQUITY
Preferred stock, at $1.00 per share par value (100,000 shares as of March 31, 2022 and December 31, 2021)	9,762	9,762
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2022 — 1,087,270,122 shares and 2021 — 1,083,423,094 shares	217	217
Treasury stock: 2022 — 150,079,140 shares and 2021 — 149,348,394 shares	(10,709)	(10,673)
Additional paid-in capital	16,785	16,749
Retained earnings	9,032	4,480
Accumulated other comprehensive loss	(180)	(208)
Total stockholders' equity	24,907	20,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,222	$75,036
(a)    Included $99 million and $85 million of current finance lease liabilities as of March 31, 2022 and December 31, 2021, respectively.
(b)    Included $540 million and $504 million of finance lease liabilities as of March 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions, except per-share amounts	2022	2021

REVENUES AND OTHER INCOME
Net sales	$8,349	$5,293
Interest, dividends and other income	49	75
Gains on sales of assets and equity investments, net	135	111
Total	8,533	5,479

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	864	776
Transportation and gathering expense	347	329
Chemical and midstream cost of sales	818	594
Purchased commodities	811	558
Selling, general and administrative expenses	196	166
Other operating and non-operating expense	299	258
Taxes other than on income	335	210
Depreciation, depletion and amortization	1,643	2,194
Asset impairments and other charges	—	135
Anadarko acquisition-related costs	65	41
Exploration expense	25	28
Interest and debt expense, net	371	395
Total	5,774	5,684

Income (loss) before income taxes and other items	2,759	(205)

OTHER ITEMS
Gains on interest rate swaps, net	135	399
Income from equity investments	189	121
Total	324	520

Income from continuing operations before income taxes	3,083	315
Income tax benefit (expense)	1,793	(16)
Income from continuing operations	4,876	299
Loss from discontinued operations, net of tax	—	(445)
NET INCOME (LOSS)	4,876	(146)
Less: Preferred stock dividends	(200)	(200)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,676	$(346)

PER COMMON SHARE
Income from continuing operations—basic	$4.96	$0.11
Loss from discontinued operations—basic	$—	$(0.48)
Net income (loss) attributable to common stockholders—basic	$4.96	$(0.37)

Income from continuing operations—diluted	$4.65	$0.10
Loss from discontinued operations—diluted	$—	$(0.46)
Net income (loss) attributable to common stockholders—diluted	$4.65	$(0.36)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2022	2021

Net income (loss)	$4,876	$(146)
Other comprehensive income items:
Gains on derivatives (a)	27	1
Pension and postretirement gains (b)	1	52
Other comprehensive income, net of tax	28	53
Comprehensive income (loss) attributable to preferred and common stockholders	$4,904	$(93)
(a)     Net of tax expense of $8 million and zero for the three months ended March 31, 2022 and 2021, respectively.
(b)     Net of tax expense of zero and $15 million for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$4,876	$(146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	—	445
Depreciation, depletion and amortization of assets	1,643	2,194
Deferred income tax benefit	(2,240)	(81)
Asset impairments and other charges	—	135
Gain on sales of assets, net	(135)	(111)
Other noncash reconciling items	34	(301)
Changes in operating assets and liabilities:
Increase in receivables	(1,238)	(937)
Decrease (increase) in inventories	439	(311)
Increase in other current assets	(158)	(82)
Decrease in accounts payable and accrued liabilities	(187)	(42)
Increase in current domestic and foreign income taxes	205	25
Operating cash flow from continuing operations	3,239	788
Operating cash flow from discontinued operations, net of taxes	—	122
Net cash provided by operating activities	3,239	910

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(858)	(579)
Change in capital accrual	(39)	(75)
Purchases of businesses and assets, net	(29)	(105)
Proceeds from sales of assets, net	267	496
Equity investments and other, net	(3)	(10)
Investing cash flow from continuing operations	(662)	(273)
Investing cash flow from discontinued operations	—	(9)
Net cash used by investing activities	(662)	(282)

CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt	(3,259)	(174)
Proceeds from issuance of common stock	27	9
Purchases of treasury stock	(36)	(3)
Cash dividends paid on common and preferred stock	(216)	(211)
Financing portion of net cash received for derivative instruments	79	45
Other financing, net	(24)	(18)
Financing cash flow from continuing operations	(3,429)	(352)
Financing cash flow from discontinued operations	—	(2)
Net cash used by financing activities	(3,429)	(354)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(852)	274
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,803	2,194
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$1,951	$2,468

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$18,573
Net loss	—	—	—	—	(146)	—	(146)
Other comprehensive income, net of tax	—	—	—	—	—	53	53
Dividends on common stock, $0.01 per share	—	—	—	—	(11)	—	(11)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	—	—	3	—	—	3
Issuance of common stock and other, net	—	1	—	30	—	—	31
Purchases of treasury stock	—	—	(3)	—	—	—	(3)
Balance as of March 31, 2021	$9,762	$217	$(10,668)	$16,585	$2,639	$(235)	$18,300

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$20,327
Net income	—	—	—	—	4,876	—	4,876
Other comprehensive income, net of tax	—	—	—	—	—	28	28
Dividends on common stock, $0.13 per share	—	—	—	—	(124)	—	(124)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	—	—	20	—	—	20
Options exercised	—	—	—	7	—	—	7
Issuance of common stock and other, net	—	—	—	9	—	—	9
Purchases of treasury stock	—	—	(36)	—	—	—	(36)
Balance as of March 31, 2022	$9,762	$217	$(10,709)	$16,785	$9,032	$(180)	$24,907

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the U.S. Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in Consolidated Financial Statements and the notes thereto. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in Occidental's Annual Report on Form 10-K for the year ended December 31, 2021.
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present Occidental’s Consolidated Condensed Balance Sheets as of March 31, 2022 and December 31, 2021, and the Consolidated Condensed Statements of Operations, Comprehensive Income (Loss), Cash Flows and Stockholders' Equity for the three months ended March 31, 2022 and 2021. Certain data in the Consolidated Condensed Financial Statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended March 31, 2022 and 2021 are not necessarily indicative of the income or cash flows to be expected for the full year.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balances for the periods presented included investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of March 31, 2022 and 2021:

millions	2022	2021
Cash and cash equivalents	$1,909	$2,270
Restricted cash and restricted cash equivalents included in other current assets	25	183
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	17	15
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,951	$2,468

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the three months ended March 31, 2022 and 2021, respectively.

millions	2022	2021
Income tax payments	$208	$122
Income tax refunds received	$70	$42
Interest paid (a)	$598	$607
(a)     Net of capitalized interest of $11 million and $15 million for the three months ended March 31, 2022 and 2021, respectively.

DISCONTINUED OPERATIONS
During the first quarter of 2021, Occidental recorded a $403 million after-tax loss contingency in discontinued operations associated with its former operations in Ecuador, see Note 10 - Lawsuits, Claims, Commitments and Contingencies. In addition, the results of operations for Ghana for the three months ended March 31, 2021, an after-tax loss of $42 million, are presented as discontinued operations.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of March 31, 2022, trade receivables, net, of $5.4 billion represent rights to payment, for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
millions	2022	2021

Revenue from customers	$8,213	$5,184
All other revenues (a)	136	109
Net sales	$8,349	$5,293
(a)    Includes net marketing derivatives, collars and calls and chemical exchange contracts in 2021 and the same in 2022 with the exception of the collars and calls which expired on or before December 31, 2021.

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

millions	United States	International	Eliminations	Total

Three months ended March 31, 2022
Oil and gas
Oil	$4,048	$751	$—	$4,799
NGL	698	62	—	760
Gas	455	58	—	513
Other	2	1	—	3
Segment total	$5,203	$872	$—	$6,075
Chemical	$1,602	$81	$—	$1,683
Midstream and marketing	$648	$99	$—	$747
Eliminations	$—	$—	$(292)	$(292)
Consolidated	$7,453	$1,052	$(292)	$8,213

millions	United States	International	Eliminations	Total

Three months ended March 31, 2021
Oil and gas
Oil	$2,464	$549	$—	$3,013
NGL	384	52	—	436
Gas	253	64	—	317
Other	(31)	—	—	(31)
Segment total	$3,070	$665	$—	$3,735
Chemical	$1,037	$50	$—	$1,087
Midstream and marketing	$497	$131	$—	$628
Eliminations	$—	$—	$(266)	$(266)
Consolidated	$4,604	$846	$(266)	$5,184

NOTE 3 - INVENTORIES

Finished goods primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. Inventories consisted of the following:

millions	March 31, 2022	December 31, 2021

Raw materials	$108	$96
Materials and supplies	798	783
Commodity inventory and finished goods	599	1,066
	1,505	1,945
Revaluation to LIFO	(99)	(99)
Total	$1,406	$1,846

NOTE 4 - DIVESTITURES AND OTHER TRANSACTIONS

DIVESTITURES
In November 2021, Occidental entered into an agreement to sell certain non-strategic assets in the Permian Basin. The transaction closed in January 2022 for net cash proceeds of approximately $190 million. The difference in the proved assets' net book value and adjusted purchase price was treated as a normal retirement, which resulted in no gain or loss being recognized. The difference in the unproved assets' net book value and adjusted purchase price resulted in a gain on sale of approximately $123 million. The gain has been presented within gains on sales of assets and equity investments, net in the Consolidated Condensed Statements of Operations.

NOTE 5 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	March 31, 2022	December 31, 2021
Total borrowings at face value	$25,187	$28,493
Adjustments to book value:
Unamortized premium, net	660	670
Debt issuance costs	(114)	(135)
Net book value of debt	$25,733	$29,028
Long-term finance leases	540	504
Current finance leases	99	85
Total debt and finance leases	$26,372	$29,617
Less current maturities of financing leases	(99)	(85)
Less current maturities of long-term debt	(408)	(101)
Long-term debt, net	$25,865	$29,431
DEBT ACTIVITY
In the first quarter of 2022, Occidental used cash on hand to repay debt with maturities ranging from 2022 through 2049 by $3.3 billion. Subsequent to March 31, 2022, but before the date of this filing, Occidental paid off additional debt with maturities ranging from 2024 to 2049 and principal of $263 million.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of March 31, 2022, and December 31, 2021, substantially all of which was classified as Level 1, was approximately $26.2 billion and $31.1 billion, respectively.

NOTE 6 - DERIVATIVES

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

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of March 31, 2022, Occidental’s derivatives not designated as hedges consisted of interest rate swaps and marketing derivatives.
Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

INTEREST RATE SWAPS
Occidental's interest rate swap contracts lock in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London InterBank Offered Rate throughout the reference period. Net gains and losses associated with interest rate swaps are recognized currently in gains on interest rate swaps, net in the Consolidated Condensed Statements of Operations.
Occidental had the following outstanding interest rate swaps as of March 31, 2022:

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
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. In the first quarter of 2022, net cash payments related to settlements of interest rate swap agreements were $23 million. Additionally, $102 million of collateral was returned.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. As of March 31, 2022, the weighted-average settlement price of these forward contracts was $96.63 per barrel and $5.15 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $74.85 per barrel and $4.61 per Mcf for crude oil and natural gas, respectively, as of December 31, 2021. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments.

	March 31, 2022	December 31, 2021
Oil commodity contracts
Volume (MMbbl)	(23)	(28)
Natural gas commodity contracts
Volume (Bcf)	(111)	(136)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets.

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

March 31, 2022
Marketing Derivatives
Other current assets	$3,486	$323	$—	$(3,708)	$101
Long-term receivables and other assets, net	71	1	—	(71)	1
Accrued liabilities	(3,796)	(264)	—	3,708	(352)
Deferred credits and other liabilities - other	(73)	—	—	71	(2)
Interest Rate Swaps
Accrued liabilities	—	(250)	—	—	(250)
Deferred credits and other liabilities - other	—	(343)	—	—	(343)

December 31, 2021
Marketing Derivatives
Other current assets	$1,516	$173	$—	$(1,645)	$44
Long-term receivables and other assets, net	4	1	—	(4)	1
Accrued liabilities	(1,608)	(196)	—	1,645	(159)
Deferred credits and other liabilities - other	(4)	—	—	4	—
Interest Rate Swaps
Accrued liabilities	—	(315)	—	—	(315)
Deferred credits and other liabilities - other	—	(436)	—	—	(436)
(a)These amounts do not include collateral. As of March 31, 2022 and December 31, 2021, $221 million and $323 million of collateral related to interest rate swaps had been netted against derivative liabilities, respectively. Occidental netted $296 million and $110 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of March 31, 2022 and December 31, 2021, respectively.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and (losses) related to Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended March 31,
Income Statement Classification	2022	2021

Collars and Calls
Net sales (a)	$—	$(72)
Marketing Derivatives
Net sales (b)	$135	$180
Interest Rate Swaps
Gains on interest rate swaps, net	$135	$399
(a)    All of Occidental's calls and collars expired on or before December 31, 2021.
(b)    Includes derivative and non-derivative marketing activity.

CREDIT RISK
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed as of March 31, 2022, was $34 million (net of $221 million of collateral), which was primarily related to interest rate swaps. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed as of December 31, 2021, was $107 million (net of $323 million of collateral), which was primarily related to interest rate swaps.

NOTE 7 - INCOME TAXES

LEGAL ENTITY REORGANIZATION
To align Occidental’s legal entity structure with the nature of its business activities after completing the acquisition of Anadarko and subsequent large scale post-Acquisition divestiture program, management undertook a legal entity reorganization that was completed in the first quarter of 2022.
As a result of this legal entity reorganization, management made an adjustment to the tax basis in a portion of its operating assets, thus reducing Occidental’s deferred tax liabilities. Accordingly, in the first quarter of 2022, Occidental recorded an estimated non-cash tax benefit of $2.6 billion in connection with this reorganization. The timing of any reduction in Occidental’s future cash taxes as a result of this legal entity reorganization will be dependent on a number of factors, including prevailing commodity prices, capital activity level and production mix. Further refinement of the non-cash tax benefit may be necessary as Occidental finalizes its tax basis calculations, its tax returns and other information.

The following summarizes components of income tax benefit (expense) on continuing operations for the three months ended March 31, 2022 and 2021:

	Three months ended
millions	March 31, 2022	March 31, 2021
Income from continuing operations before income taxes	$3,083	$315
Current
Federal	$(215)	$30
State and Local	(34)	(10)
Foreign	(198)	(117)
Total current tax expense	$(447)	$(97)
Deferred
Federal	2,213	78
State and Local	73	4
Foreign	(46)	(1)
Total deferred tax benefit	$2,240	$81
Total income tax benefit (expense)	$1,793	$(16)
Income from continuing operations	$4,876	$299
Worldwide effective tax rate	(58)%	5%

Occidental's worldwide effective tax rate for the three months ended March 31, 2022 was negative 58%. The difference between the negative 58% effective tax rate for income from continuing operations for the three months ended March 31, 2022, and the 21% U.S. federal statutory tax rate was primarily driven by a non-cash tax benefit associated with Occidental's legal entity reorganization, as described above, partially offset by higher tax rates in the foreign jurisdictions in which Occidental operates. The difference between the 5% effective tax rate for income from continuing operations for the three months ended March 31, 2021, and the 21% U.S. federal statutory tax rate was primarily driven by the jurisdictional mix of income. U.S. losses, taxed at a U.S. federal statutory rate of 21%, were mostly offset by foreign income that is subject to tax at statutory rates as high as 55%. In addition, the effective tax rate was impacted by benefits associated with the settlement of federal tax audit matters.

NOTE 8 - RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various defined benefit pension plans for certain domestic union, non-union hourly and foreign national employees. In addition, Occidental also provides medical and other benefits for certain active, retired and disabled employees and their eligible dependents.
Net periodic benefit gains related to pension benefits were zero and $11 million for the three months ended March 31, 2022, and 2021, respectively.
Net periodic benefit costs related to postretirement benefits were $19 million and $20 million for the three months ended March 31, 2022, and 2021, respectively.
Occidental's contributions to its defined benefit plans were $1 million and $147 million for the three months ended March 31, 2022, and 2021, respectively. The 2021 contributions were primarily due to distributions related to a separation program and freezing of benefit accruals for Anadarko employees in 2020 and for contributions which were previously deferred in 2020 under the Coronavirus Aid, Relief, and Economic Security Act.

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

ENVIRONMENTAL REMEDIATION
As of March 31, 2022, Occidental participated in or monitored remedial activities or proceedings at 166 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of March 31, 2022. The current portion, $155 million, is included in accrued liabilities and the non-current portion, $933 million, in deferred credits and other liabilities-environmental remediation liabilities.
Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. EPA on the CERCLA NPL and three categories of non-NPL sites—third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	30	$427
Third-party sites	69	269
Occidental-operated sites	15	120
Closed or non-operated Occidental sites	52	272
Total	166	$1,088

As of March 31, 2022, Occidental’s environmental liabilities exceeded $10 million each at 20 of the 166 sites described above, and 98 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 40% of the period-end remediation balance at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.3 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus, has not changed materially since December 31, 2021.

MAXUS ENVIRONMENTAL SITES
When Occidental acquired Diamond Shamrock Chemicals Company in 1986, Maxus, a subsidiary of YPF, agreed to indemnify Occidental for a number of environmental sites, including the Diamond Alkali Superfund Site along a portion of the Passaic River. On June 17, 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in Federal District Court in the State of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified Occidental in connection with clean-up and other costs associated with the sites subject to the indemnity, including the Diamond Alkali Superfund Site.
In March 2016, the EPA issued a ROD specifying remedial actions required for the lower 8.3 miles of the Lower Passaic River (OU-2). The ROD does not address any potential remedial action for the upper nine miles of the Lower Passaic River or Newark Bay. During the third quarter of 2016, and following Maxus’s bankruptcy filing, OxyChem and the EPA entered into an AOC to complete the design of the proposed clean-up plan outlined in the ROD at an estimated cost of $165 million. The EPA announced that it will pursue similar agreements with other potentially responsible parties.
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and remediation called for in the AOC and the ROD as well as for certain other Maxus-indemnified sites. Occidental's accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC and the ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2018, OxyChem filed a complaint under CERCLA in Federal District Court in the State of New Jersey against numerous potentially responsible parties for reimbursement of amounts incurred or to be incurred to comply with the AOC and the ROD, or to perform other remediation activities at the Diamond Alkali Superfund Site.
In September 2021, the EPA issued a ROD with an estimated cost of $441 million for an interim remedy plan for the upper nine miles of the Lower Passaic River. At this time, Occidental's role or responsibilities under this ROD, and those of other potentially responsible parties, have not been determined with the EPA. Discussions between Occidental and the EPA are ongoing about this ROD. In January 2022, OxyChem made an offer to design and implement the interim remedy for the upper nine miles of the Lower Passaic River (OU-4) subject to certain conditions. EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU-2 and OU-4.
In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation to liquidate Maxus and create a trust to pursue claims against current and former parents and each of its respective subsidiaries and affiliates of YPF and Repsol, as well as others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan of Liquidation became final and the trust became effective. The trust is pursuing claims against YPF, Repsol and others and is expected to distribute assets to Maxus' creditors in accordance with the trust agreement and Plan. In June 2018, the trust filed its complaint against YPF and Repsol in Delaware bankruptcy court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the bankruptcy court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case away from the bankruptcy court. Discovery remains ongoing at the time of this report. The bankruptcy court will hear motions for summary judgment in June 2022.

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
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for environmental remediation and the arbitration award disclosed below, that satisfy this criteria as of March 31, 2022 and 2021, were not material to Occidental’s Consolidated Condensed Balance Sheets.
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

TAX MATTERS
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and international tax jurisdictions. Tax years through 2019 for U.S. federal income tax purposes have been audited by the IRS pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Tax years through 2014 have been audited for state income tax purposes. Significant audit matters in international jurisdictions have been resolved through 2010. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
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
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, Occidental would be required to repay approximately $1.1 billion in federal taxes, $28 million in state taxes and accrued interest of $329 million. A liability for this amount plus interest is included in deferred credits and other liabilities-other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2022, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 11 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended March 31,
millions except per-share amounts	2022	2021

Net income from continuing operations	$4,876	$299
Loss from discontinued operations	—	(445)
Net income (loss)	$4,876	$(146)
Less: Preferred stock dividends	(200)	(200)
Net income (loss) attributable to common stock	$4,676	$(346)
Less: Net income allocated to participating securities	(34)	—
Net income (loss), net of participating securities	$4,642	$(346)
Weighted-average number of basic shares	936.7	933.1
Basic income (loss) per common share	$4.96	$(0.37)
Net income (loss), net of participating securities	4,642	(346)
Dilutive securities	997.7	947.9
Diluted income (loss) per common share	$4.65	$(0.36)

For the three months ended March 31, 2022, and 2021, warrants and options covering approximately 84 million and 87 million shares of Occidental common stock, respectively, were excluded from the diluted shares as their effect would have been anti-dilutive. In April 2022, Occidental paid $200 million cash in preferred stock dividends.

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended March 31, 2022
Net sales	$6,075	$1,684	$882	$(292)	$8,349
Income (loss) from continuing operations before income taxes	$2,898	$671	$(50)	$(436)	$3,083
Income tax benefit	—	—	—	1,793	1,793
Income (loss) from continuing operations	$2,898	$671	$(50)	$1,357	$4,876

Three months ended March 31, 2021
Net sales	$3,664	$1,088	$807	$(266)	$5,293
Income (loss) from continuing operations before income taxes	$(62)	$251	$282	$(156)	$315
Income tax expense	—	—	—	(16)	(16)
Income (loss) from continuing operations	$(62)	$251	$282	$(172)	$299
(a)    The 2022 amount included $125 million of gains related to the sale of certain non-strategic assets in the Permian Basin. The 2021 amount included a $135 million impairment charge related to non-core domestic undeveloped leases that either expired in the first quarter of 2021 or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities.
(b)    The 2022 amount included $198 million of net derivative mark-to-market losses. In March 2021, Occidental sold 11.5 million limited partner units of WES for proceeds of approximately $200 million, resulting in a gain of $102 million.
(c)    The 2022 amount included a non-cash tax benefit of $2.6 billion in connection with Occidental's legal entity reorganization, which is further discussed in the Income Taxes section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q as well as a $135 million gain on interest rate swaps and $65 million in Anadarko acquisition-related costs. The 2021 amount included a $399 million gain on interest rate swaps and $41 million in Anadarko acquisition-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Condensed Financial Statements and the notes to Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of Occidental's Annual Report on Form 10-K for the year ended December 31, 2021; and the information set forth in Risk Factors under Part I, Item 1A of the 2021 Form 10-K.

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
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: the scope and duration of the COVID-19 pandemic and ongoing actions taken by governmental authorities and other third parties in response to the pandemic; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of our proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; general economic conditions, including slowdowns, domestically or internationally, and volatility in the securities, capital or credit markets; inflation; governmental actions, war (including the Russia-Ukraine war) and political conditions and events; legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deep-water and onshore drilling and permitting regulations and environmental regulation (including regulations related to climate change); environmental risks and liability under federal, regional, state, provincial, tribal, local and international environmental laws and regulations (including remedial actions); Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2021 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads and the prices it receives for its chemical products. The average WTI $/bbl for the three months ended March 31, 2022 was $94.29, compared to $57.84 for the three months ended March 31, 2021. The return of oil demand to its pre-pandemic levels coupled with the ongoing global impact of the Russia-Ukraine war and whether the oil industry will be able to sustain a continued supply response have resulted in a significant increase in benchmark oil prices. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks and the effects on oil demand resulting from COVID-19-related travel restrictions and stay-at-home orders in certain international countries.
Occidental does not operate or own assets in either Russia or Ukraine, but continues to monitor any impacts resulting from the Russia-Ukraine war on the global markets for its commodities.

2022 PRIORITIES
Occidental’s capital and operational priorities for 2022 are intended to maximize cash flow by sustaining 2021 production levels. Occidental's cash flow priorities remain to continue to reduce financial leverage while concurrently instituting a shareholder return framework and to maintain a robust liquidity position. In the current commodity price environment, Occidental expects to fund its operational and capital requirements, return capital to shareholders in the form of an increased dividend and institute an active share buy back program with cash flows from operations. During the first quarter of 2022, Occidental generated cash flow from continuing operations of $3.2 billion and incurred capital expenditures of $858 million.

LIABILITY MANAGEMENT
In the first quarter of 2022, Occidental used cash on hand to reduce debt with maturities ranging from 2022 through 2049 by $3.3 billion. Occidental has remaining near-term debt maturities of approximately $362 million in 2023 and $1.4 billion in 2024. Subsequent to March 31, 2022, but before the date of this filing, Occidental paid off additional debt with maturities ranging from 2024 to 2049 and principal of $263 million.
Occidental’s $2.3 billion Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2022, which, if put in whole, would require a payment of approximately $1.1 billion at such date. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF to satisfy the put should it be exercised.
The remaining interest rate swaps with a fair value of $372 million, net of collateral, as of March 31, 2022, have mandatory termination dates in September 2022 and 2023. The interest rate swaps' fair value, and cash required to settle them on their termination dates, will continue to fluctuate with changes in interest rates through the mandatory termination dates. Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions or settle or amend certain or all of the currently outstanding interest rate swaps.
As of March 31, 2022, Occidental had approximately $1.9 billion of cash and cash equivalents on hand, and as of the date of this filing, $4.0 billion of borrowing capacity and no drawn amounts under its RCF, which matures in June 2025. Additionally, Occidental has up to $400 million of available borrowing capacity and no drawn amounts on its receivables securitization facility which matures in December 2024. Occidental expects its cash on hand and funds available under its RCF to be sufficient to meet its debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.

DEBT RATINGS
As of March 31, 2022, Occidental’s long-term debt was rated Ba1 by Moody’s Investors Service, BB+ by Fitch Ratings and BB+ by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.
As of the date of this filing, Occidental has provided required financial assurances through a combination of cash, letters of credit and surety bonds. Occidental has not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2021 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

Occidental’s operations and cash flows can vary significantly based on changes in oil, NGL and natural gas prices and the prices it receives for its chemical products. Such changes in prices could result in adjustments in capital investment levels and how such capital is allocated, which could impact production volumes. Significant changes have occurred in the macro-economic environment over the previous year, which have led to an increase in commodity prices, chemical product pricing, and correspondingly Occidental's results of operations and cash flows. Occidental's results of operations and cash flows are driven by these macro-economic effects rather than seasonality. In November 2020, the SEC issued a final rule to Regulation S-K which permits the option to discuss material changes to results of operations between the current and immediately preceding quarter. Occidental has elected to discuss its results of operations on a sequential-quarter basis starting with this filing. The implementation of this approach will provide more meaningful and useful information to investors to measure performance from the immediately preceding quarter. In accordance with this final rule, Occidental is not required to include a comparison of the current quarter and the same prior-year quarter for future filings.

	Three months ended
millions, except per-share amounts	March 31, 2022	December 31, 2021	March 31, 2021
Net sales	$8,349	$7,913	$5,293
Income from continuing operations	$4,876	$1,561	$299

Income from continuing operations — basic	$4.96	$1.44	$0.11
Income from continuing operations — diluted	$4.65	$1.39	$0.10

Q1 2022 compared to Q4 2021
Excluding the impact of asset impairments, gains and losses on sales of assets and equity method investments, gains and losses on derivative mark-to-market adjustments, acquisition-related costs, and the tax impact due to the legal entity reorganization, the increase in income from continuing operations for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, was primarily due to higher crude oil prices, partially offset by lower crude oil sales volumes in the oil and gas segment.

Q1 2022 compared to Q1 2021
Excluding the impact of asset impairments, gains and losses on sales of assets and equity method investments, gains and losses on derivative mark-to-market adjustments, acquisition-related costs, and the tax impact due to the legal entity reorganization, the increase in income from continuing operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to higher crude oil, NGL and natural gas prices, lower DD&A rates in the oil and gas segment, higher realized prices and margins across most chemical product lines, partially offset by lower crude oil sales volumes.

SELECTED STATEMENTS OF OPERATIONS ITEMS

	Three months ended
millions	March 31, 2022	December 31, 2021	March 31, 2021
Net sales	$8,349	$7,913	$5,293
Interest, dividends and other income	$49	$24	$75
Gain on sale of assets, net	$135	$73	$111
Oil and gas operating expenses	$864	$843	$776
Transportation and gathering expense	$347	$366	$329
Chemical and midstream cost of sales	$818	$771	$594
Purchased commodities	$811	$675	$558
Selling, general and administrative expenses	$196	$280	$166
Other operating and non-operating expense	$299	$303	$258
Taxes other than on income	$335	$262	$210
Depreciation, depletion and amortization	$1,643	$1,966	$2,194
Asset impairments and other charges	$—	$131	$135
Anadarko Acquisition-related costs	$65	$31	$41
Exploration expense	$25	$107	$28
Interest and debt expense, net	$371	$385	$395
Gains (losses) on interest rate swaps, net	$135	$(28)	$399
Income from equity investments	$189	$168	$121
Income tax benefit (expense)	$1,793	$(469)	$(16)

Q1 2022 compared to Q4 2021
Net sales increased for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, primarily due to higher crude oil prices, partially offset by lower sales volumes in the oil and gas segment.
Depreciation, depletion and amortization expenses decreased for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, primarily as a result of lower production volumes and lower per Boe DD&A rates due to higher reported proved reserves as a result of positive price revisions.
The income tax benefit for the three months ended March 31, 2022, compared to an expense for the three months ended December 31, 2021, resulted primarily from the non-cash tax benefit associated with Occidental's legal entity reorganization. See Income Taxes section for further discussion.

Q1 2022 compared to Q1 2021
Net sales increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher crude oil, NGL and natural gas prices in the oil and gas segment and higher realized prices and sales volumes across most chemical product lines.
Chemical and midstream cost of sales increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily driven by higher raw material costs in the chemical segment and increased power generation costs related to the midstream and marketing segment.
Purchased commodities increased for the three months ended March 31, 2022, compared to the same period in 2021, due to higher prices on third-party crude purchases related to the midstream and marketing segment.
Depreciation, depletion and amortization expenses decreased for the three months ended March 31, 2022, compared to the same period of 2021, primarily as a result of lower per Boe DD&A rates due to higher reported proved reserves as a result of positive price revisions.
Gains on interest rate swaps, net, decreased for the three months ended March 31, 2022, compared to the same period in 2021, primarily as a result of two interest rates swap tranches having settled during the third quarter of 2021 and thus no longer marked to market.
The income tax benefit for the three months ended March 31, 2022, compared to an expense for the same period in 2021, resulted primarily from the non-cash tax benefit associated with Occidental's legal entity reorganization. See Income Taxes section for further discussion.

SEGMENT RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY
SEGMENT RESULTS OF OPERATIONS
Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil (which includes condensate), NGL, natural gas, CO2 and power. It also optimizes its transportation and storage capacity, and invests in entities that conduct similar activities such as WES.
The following table sets forth the sales and earnings of each operating segment and corporate items for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three months ended
millions	March 31, 2022	December 31, 2021	March 31, 2021
Net sales (a)
Oil and gas	$6,075	$5,817	$3,664
Chemical	1,684	1,575	1,088
Midstream and marketing	882	857	807
Eliminations	(292)	(336)	(266)
Total	8,349	7,913	5,293
Income (loss) from continuing operations
Oil and gas (b)	2,898	2,109	(62)
Chemical	671	574	251
Midstream and marketing (b)	(50)	(15)	282
Total	3,519	2,668	471
Unallocated Corporate Items (b)
Interest expense, net	(371)	(385)	(395)
Income tax benefit (expense)	1,793	(469)	(16)
Other items, net	(65)	(253)	239
Income from continuing operations	$4,876	$1,561	$299
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
(b)    Please refer to the Items Affecting Comparability table.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended
millions	March 31, 2022	December 31, 2021	March 31, 2021
Oil and gas
Asset impairments - domestic	$—	$(109)	$(135)
Asset sales gains, net - domestic	125	13	—
Asset sales gains, net - foreign	—	55	—
Oil, gas and CO2 derivative losses, net	—	(3)	(40)
Total oil and gas	125	(44)	(175)

Midstream and marketing
Asset sales gains, net	—	—	102
Asset impairments	—	(21)	—
Derivative gains (losses), net	(198)	(76)	15
Total midstream and marketing	(198)	(97)	117

Corporate
Anadarko acquisition-related costs	(65)	(31)	(41)
Interest rate swap gains (losses), net	135	(28)	399
Early debt extinguishment expenses	(18)	(30)	—
Total corporate	52	(89)	358

Income tax impact of legal entity reorganization	2,594	—	—
State tax revaluation	(29)	88	—
Income taxes	5	55	(65)
Income (loss) from continuing operations	2,549	(87)	235
Discontinued operations, net of taxes (a)	—	(24)	(445)
Total	$2,549	$(111)	$(210)
(a)    Included in discontinued operations, net of taxes for the first quarter and fourth quarters of 2021 were the results of Ghana and a loss contingency associated with Occidental's former operations in Ecuador, see Note 10 - Lawsuits, Claims, Commitments and Contingencies.

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended
	March 31, 2022	December 31, 2021	March 31, 2021
Sales Volumes per Day
Oil (Mbbl)
United States	483	506	488
International	97	124	114
NGL (Mbbl)
United States	210	225	200
International	23	38	26
Natural Gas (MMcf)
United States	1,219	1,323	1,294
International	347	475	414
Total Continuing Operations Volumes (Mboe) (a)	1,074	1,193	1,113
Operations Exited or Exiting (b)	—	—	28
Total Sales Volumes (Mboe) (a)	1,074	1,193	1,141
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.
(b)    Operations exited or exiting consisted of Ghana.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended
	March 31, 2022	December 31, 2021	March 31, 2021
Average Realized Prices
Oil ($/Bbl)
United States	$93.23	$75.78	$56.18
International	$85.42	$73.79	$53.39
Total Worldwide	$91.91	$75.39	$55.65
NGL ($/Bbl)
United States	$40.60	$37.43	$23.62
International	$30.44	$30.95	$22.11
Total Worldwide	$39.61	$36.52	$23.44
Natural Gas ($/Mcf)
United States	$4.17	$4.64	$2.56
International	$1.85	$1.70	$1.70
Total Worldwide	$3.66	$3.86	$2.36

Average Index Prices
WTI oil ($/Bbl)	$94.29	$77.19	$57.84
Brent oil ($/Bbl)	$97.36	$79.76	$61.10
NYMEX gas ($/Mcf)	$4.16	$5.27	$2.72

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	97%	98%	96%
Worldwide oil as a percentage of average Brent	94%	95%	91%
Worldwide NGL as a percentage of average WTI	42%	47%	41%
Domestic natural gas as a percentage of average NYMEX	100%	88%	94%

Q1 2022 compared to Q4 2021
Oil and gas segment income was $2.9 billion for the three months ended March 31, 2022, compared with segment income of $2.1 billion for the three months ended December 31, 2021. Excluding the impact of asset impairments and other charges and oil, gas and CO2 derivative gains (losses), oil and gas segment results for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, reflected higher oil prices and lower DD&A rates, partially offset by lower sales volumes.
The decrease in average daily sales volumes from continuing operations of 119 Mboe/d for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, primarily reflected the impact of the first full shut down of the Al Hosn Gas Plant to allow for tie in work for the expansion project, scheduled maintenance in Algeria, declines in domestic volumes as a result of reduced capital investment in the DJ Basin and Permian Basin and the impact of rising prices that reduce Occidental's share of production under production sharing contracts.

Q1 2022 compared to Q1 2021
Oil and gas segment income was $2.9 billion for the three months ended March 31, 2022, compared with segment losses of $62 million for the three months ended March 31, 2021. Excluding the impact of asset impairments and other charges and oil, gas and CO2 derivative gains (losses), oil and gas segment results for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, reflected higher commodity prices and lower DD&A rates, partially offset by lower sales volumes and higher lease operating and transportation costs.
The decrease in average daily sales volumes from continuing operations of 67 Mboe/d for the three months ended March 31, 2022, compared to the same period in 2021, primarily reflected the impact of the first full shutdown of the Al Hosn Gas Plant to allow for tie in work for the expansion project, scheduled maintenance in Algeria and the impact of rising prices that reduce Occidental's share of production under production sharing contracts.

CHEMICAL SEGMENT
Q1 2022 compared to Q4 2021
Chemical segment earnings for the three months ended March 31, 2022 were $671 million, compared to $574 million for the three months ended December 31, 2021. The improvement in results was primarily driven by higher realized pricing and margins across most product lines along with continued strong product demand.

Q1 2022 compared to Q1 2021
Chemical segment earnings for the three months ended March 31, 2022 were $671 million, compared to $251 million for the three months ended March 31, 2021. The improvement in results was primarily due to significantly higher realized pricing, volumes, and margins across most product lines. In February 2021, winter storm Uri interrupted production and sales across multiple facilities and increased costs of raw materials.

MIDSTREAM AND MARKETING SEGMENT
Q1 2022 compared to Q4 2021
Midstream and marketing segment losses for the three months ended March 31, 2022 were $50 million, compared with losses of $15 million for the three months ended December 31, 2021. Excluding the impact of derivative losses and impairment charges, segment results improved as crude pricing continued to rise in the first quarter of 2022.

Q1 2022 compared to Q1 2021
Midstream and marketing segment losses for the three months ended March 31, 2022 were $50 million, compared with earnings of $282 million for the three months ended 2021. Excluding the impact of derivative accounting and gains on sales of assets, the decrease in midstream and marketing segment results was primarily driven by the timing impact of crude export sales when compared to the current period.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended
millions, except percentages	March 31, 2022	December 31, 2021	March 31, 2021
Income from continuing operations before income taxes	$3,083	$2,030	$315
Income tax benefit (expense)
Domestic - federal and state	2,037	(206)	102
International	(244)	(263)	(118)
Total income tax benefit (expense)	1,793	(469)	(16)
Income from continuing operations	$4,876	$1,561	$299
Worldwide effective tax rate	(58)%	23%	5%

Occidental estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates, adjusted for certain discrete items. Each quarter, Occidental updates these rates and records a cumulative adjustment to its income taxes by applying the rates to the pre-tax income excluding certain discrete items. Occidental’s quarterly estimate of its effective tax rates can vary significantly based on various forecasted items, including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized and the geographic mix of pre-tax income and losses. The difference between the negative 58% effective tax rate for income from continuing operations for the three months ended March 31, 2022, and the 21% U.S. federal statutory tax rate was primarily driven by a non-cash tax benefit associated with Occidental's legal entity reorganization, as further described below, partially offset by higher tax rates in the foreign jurisdictions in which Occidental operates.

LEGAL ENTITY REORGANIZATION
To align Occidental’s legal entity structure with the nature of its business activities after completing the acquisition of Anadarko and subsequent large scale post-Acquisition divestiture program, management undertook a legal entity reorganization that was completed in the first quarter of 2022.
As a result of this legal entity reorganization, management made an adjustment to the tax basis in a portion of its operating assets, thus reducing Occidental’s deferred tax liabilities. Accordingly, in the first quarter of 2022, Occidental recorded an estimated non-cash tax benefit of $2.6 billion in connection with this reorganization. The timing of any reduction in Occidental’s future cash taxes as a result of this legal entity reorganization will be dependent on a number of factors, including prevailing commodity prices, capital activity level and production mix. Further refinement of the non-cash tax benefit may be necessary as Occidental finalizes its tax basis calculations, its tax returns and other information.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, Occidental had $1.9 billion in cash and cash equivalents.
Operating cash flow from continuing operations was $3.2 billion for the three months ended March 31, 2022, compared to $788 million for the three months ended March 31, 2021. The increase in operating cash flow from continuing operations was primarily due to higher commodity prices as compared to the same period in 2021.
Occidental’s net cash used by investing activities from continuing operations was $662 million for the three months ended March 31, 2022, compared to $273 million for the three months ended March 31, 2021. Capital expenditures, of which substantially all were for the oil and gas segment, were approximately $858 million for the three months ended March 31, 2022, compared to $579 million for the three months ended March 31, 2021. Additionally, for the three months ended March 31, 2021, $496 million from proceeds from sales of assets, net primarily included the divestiture of non-operated assets in the DJ Basin as well as the sale of WES units.
Occidental’s net cash used by financing activities from continuing operations was $3.4 billion for the three months ended March 31, 2022, compared to $352 million for the three months ended March 31, 2021. Cash used by financing activities for the three months ended March 31, 2022 reflected the payments of $3.3 billion relating to long-term debt and dividend payments of $216 million on preferred and common stock. See Note 5 - Long-Term Debt in the notes to the Consolidated

Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding debt payments, including payments subsequent to March 31, 2022. Cash used by financing activities for the three months ended March 31, 2021 reflected the dividend payments of $211 million on preferred and common stock and payments on current maturities of long-term debt of $174 million.
As of March 31, 2022, and as of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental currently expects its cash on hand and funds available under its RCF to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.
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
See Note 9 - Environmental Liabilities and Expenditures in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K for additional information regarding Occidental’s environmental liabilities and expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2022, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2021 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2022.
During the three months ended March 31, 2022, Occidental converted its legacy Anadarko's information into Occidental's primary enterprise resource planning system. Certain existing internal controls were modified and new controls were implemented. This conversion affected Occidental's internal control over financial reporting. There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting other than the system conversion.

Part II Other Information

Item 1. Legal Proceedings

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. Occidental believes proceedings under this threshold are not material to Occidental's business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended March 31, 2022. For information regarding other legal proceedings, see Note - 10 Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the three months ended March 31, 2022, were as follows:

Period	Total Number of Shares Purchased	(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions)
January 1 - 31, 2022	149,072		$34.95	—
February 1 - 28, 2022	135,996		$39.35	—
March 1 - 31, 2022	445,678		$58.37	—
Total 2022	730,746		$50.05	—	$3,000	(b)
(a)    Represents purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b)    Represents the value of shares remaining in Occidental's share repurchase plan. In February 2022, Occidental announced an authorization to repurchase up to $3 billion of Occidental's shares. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

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

OCCIDENTAL PETROLEUM CORPORATION

May 10, 2022	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller