Form 10-Q
period 2022-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2022-08-02
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2022
Common Stock, $0.20 par value	931,491,947

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
DD&A	depreciation, depletion and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
LIFO	last in first out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OEPC	Occidental Exploration and Production Company
OPEC	Organization of the Petroleum Exporting Countries
OxyChem	Occidental Chemical Corporation
RCF	revolving credit facility
Repsol	Repsol, S.A.
ROD	Record of Decision
Sonatrach	The national oil and gas company of Algeria
WES	Western Midstream Partners, LP
WTI	West Texas Intermediate
YPF	YPF S.A.
Zero Coupons	Zero Coupon senior notes due 2036
2021 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2021

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,362	$2,764
Trade receivables, net	6,350	4,208
Inventories	1,564	1,846
Assets held for sale	—	72
Other current assets	1,132	1,321
Total current assets	10,408	10,211

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,328	2,938

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	102,122	101,251
Chemical	7,629	7,571
Midstream and marketing	7,577	8,371
Corporate	973	964
Gross property, plant and equipment	118,301	118,157
Accumulated depreciation, depletion and amortization	(59,728)	(58,227)
Net property, plant and equipment	58,573	59,930

OPERATING LEASE ASSETS	721	726

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,191	1,231

TOTAL ASSETS	$74,221	$75,036

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	June 30, 2022	December 31, 2021

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$459	$186
Current operating lease liabilities	178	186
Accounts payable	5,197	3,899
Accrued liabilities	3,896	4,046
Liabilities of assets held for sale	—	7
Total current liabilities	9,730	8,324

LONG-TERM DEBT, NET
Long-term debt, net (b)	21,743	29,431

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,020	7,039
Asset retirement obligations	3,600	3,687
Pension and postretirement obligations	1,513	1,540
Environmental remediation liabilities	918	944
Operating lease liabilities	589	585
Other	3,278	3,159
Total deferred credits and other liabilities	14,918	16,954

STOCKHOLDERS' EQUITY
Preferred stock, at $1.00 per share par value (100,000 shares as of June 30, 2022 and December 31, 2021)	9,762	9,762
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2022 — 1,090,722,384 shares and 2021 — 1,083,423,094 shares	218	217
Treasury stock: 2022 — 161,758,872 shares and 2021 — 149,348,394 shares	(11,391)	(10,673)
Additional paid-in capital	16,914	16,749
Retained earnings	12,462	4,480
Accumulated other comprehensive loss	(135)	(208)
Total stockholders' equity	27,830	20,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,221	$75,036
(a)    Included $97 million and $85 million of current finance lease liabilities as of June 30, 2022 and December 31, 2021, respectively.
(b)    Included $543 million and $504 million of finance lease liabilities as of June 30, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions, except per-share amounts	2022	2021	2022	2021

REVENUES AND OTHER INCOME
Net sales	$10,676	$5,958	$19,025	$11,251
Interest, dividends and other income	36	49	85	124
Gains on sales of assets and equity investments, net	23	3	158	114
Total	10,735	6,010	19,268	11,489

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,005	712	1,869	1,488
Transportation and gathering expense	364	364	711	693
Chemical and midstream cost of sales	835	676	1,653	1,270
Purchased commodities	1,031	487	1,842	1,045
Selling, general and administrative expenses	244	177	440	343
Other operating and non-operating expense	291	248	590	506
Taxes other than on income	426	244	761	454
Depreciation, depletion and amortization	1,728	2,371	3,371	4,565
Asset impairments and other charges	—	21	—	156
Anadarko acquisition-related costs	13	52	78	93
Exploration expense	26	86	51	114
Interest and debt expense, net	114	385	485	780
Total	6,077	5,823	11,851	11,507

Income (loss) before income taxes and other items	4,658	187	7,417	(18)

OTHER ITEMS
Gains (losses) on interest rate swaps, net	127	(223)	262	176
Income from equity investments	201	179	390	300
Total	328	(44)	652	476

Income from continuing operations before income taxes	4,986	143	8,069	458
Income tax benefit (expense)	(1,231)	(43)	562	(59)
Income from continuing operations	3,755	100	8,631	399
Income (loss) from discontinued operations, net of tax	—	3	—	(442)
NET INCOME (LOSS)	3,755	103	8,631	(43)
Less: Preferred stock dividends	(200)	(200)	(400)	(400)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,555	$(97)	$8,231	$(443)

PER COMMON SHARE
Income (loss) from continuing operations—basic	$3.76	$(0.11)	$8.71	$—
Income (loss) from discontinued operations—basic	$—	$0.01	$—	$(0.47)
Net income (loss) attributable to common stockholders—basic	$3.76	$(0.10)	$8.71	$(0.47)

Income (loss) from continuing operations—diluted	$3.47	$(0.11)	$8.11	$—
Income (loss) from discontinued operations—diluted	$—	$0.01	$—	$(0.47)
Net income (loss) attributable to common stockholders—diluted	$3.47	$(0.10)	$8.11	$(0.47)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions	2022	2021	2022	2021

Net income (loss)	$3,755	$103	$8,631	$(43)
Other comprehensive income (loss) items:
Gains on derivatives (a)	37	—	64	1
Pension and postretirement gains (losses) (b)	8	(3)	9	49
Other comprehensive income (loss), net of tax	45	(3)	73	50
Comprehensive income attributable to preferred and common stockholders	$3,800	$100	$8,704	$7
(a)     Net of tax expense of $(10) million and zero for the three months ended June 30, 2022 and 2021, respectively, and $(18) million and zero for the six months ended June 30, 2022 and 2021, respectively.
(b)     Net of tax benefit (expense) of $(3) million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $(3) million and $(14) million for the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Six months ended June 30,
millions	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$8,631	$(43)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net	—	442
Depreciation, depletion and amortization of assets	3,371	4,565
Deferred income tax benefit	(2,037)	(212)
Asset impairments and other charges	—	156
Gain on sales of assets, net	(158)	(114)
Other noncash reconciling items	(481)	51
Changes in operating assets and liabilities:
Increase in receivables	(2,155)	(1,179)
Decrease in inventories	287	58
(Increase) decrease in other current assets	12	(105)
Increase in accounts payable and accrued liabilities	771	475
Increase in current domestic and foreign income taxes	327	18
Operating cash flow from continuing operations	8,568	4,112
Operating cash flow from discontinued operations, net of taxes	—	112
Net cash provided by operating activities	8,568	4,224

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,830)	(1,277)
Change in capital accrual	(68)	(94)
Purchases of businesses and assets, net	(309)	(113)
Proceeds from sales of assets, net	324	503
Equity investments and other, net	(72)	(27)
Investing cash flow from continuing operations	(1,955)	(1,008)
Investing cash flow from discontinued operations	—	(28)
Net cash used by investing activities	(1,955)	(1,036)

CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	400	—
Payment of receivables securitization facility	(400)	—
Payments of long-term debt	(7,108)	(174)
Proceeds from issuance of common stock	117	11
Purchases of treasury stock	(568)	(3)
Cash dividends paid on common and preferred stock	(539)	(420)
Financing portion of net cash received for derivative instruments	140	2
Other financing, net	(57)	(27)
Financing cash flow from continuing operations	(8,015)	(611)
Financing cash flow from discontinued operations	—	(5)
Net cash used by financing activities	(8,015)	(616)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,402)	2,572
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,803	2,194
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$1,401	$4,766

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of March 31, 2021	$9,762	$217	$(10,668)	$16,585	$2,639	$(235)	$18,300
Net income	—	—	—	—	103	—	103
Other comprehensive loss, net of tax	—	—	—	—	—	(3)	(3)
Dividends on common stock, $0.01 per share	—	—	—	—	(9)	—	(9)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	—	—	1	—	—	1
Issuance of common stock and other, net	—	—	—	52	—	—	52
Balance as of June 30, 2021	$9,762	$217	$(10,668)	$16,638	$2,533	$(238)	$18,244

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of March 31, 2022	$9,762	$217	$(10,709)	$16,785	$9,032	$(180)	$24,907
Net income	—	—	—	—	3,755	—	3,755
Other comprehensive income, net of tax	—	—	—	—	—	45	45
Dividends on common stock, $0.13 per share	—	—	—	—	(125)	—	(125)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	1	—	69	—	—	70
Options exercised	—	—	—	10	—	—	10
Issuance of common stock and other, net	—	—	—	50	—	—	50
Purchases of treasury stock	—	—	(682)	—	—	—	(682)
Balance as of June 30, 2022	$9,762	$218	$(11,391)	$16,914	$12,462	$(135)	$27,830

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$18,573
Net loss	—	—	—	—	(43)	—	(43)
Other comprehensive income, net of tax	—	—	—	—	—	50	50
Dividends on common stock, $0.02 per share	—	—	—	—	(20)	—	(20)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(400)	—	(400)
Shareholder warrants exercised	—	—	—	4	—	—	4
Issuance of common stock and other, net	—	1	—	82	—	—	83
Purchases of Treasury Stock	—	—	(3)	—	—	—	(3)
Balance as of June 30, 2021	$9,762	$217	$(10,668)	$16,638	$2,533	$(238)	$18,244

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$20,327
Net income	—	—	—	—	8,631	—	8,631
Other comprehensive income, net of tax	—	—	—	—	—	73	73
Dividends on common stock, $0.26 per share	—	—	—	—	(249)	—	(249)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(400)	—	(400)
Shareholder warrants exercised	—	1	—	89	—	—	90
Options exercised	—	—	—	17	—	—	17
Issuance of common stock and other, net	—	—	—	59	—	—	59
Purchases of treasury stock	—	—	(718)	—	—	—	(718)
Balance as of June 30, 2022	$9,762	$218	$(11,391)	$16,914	$12,462	$(135)	$27,830

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the three and six months ended June 30, 2022 and 2021 and Occidental’s financial position as of June 30, 2022 and December 31, 2021. Certain data in the Consolidated Condensed Financial Statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended June 30, 2022 and 2021 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of June 30, 2022 and 2021:

millions	2022	2021
Cash and cash equivalents	$1,362	$4,569
Restricted cash and restricted cash equivalents included in other current assets	23	180
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	16	17
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,401	$4,766

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic, state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the six months ended June 30, 2022 and 2021, respectively:

millions	2022	2021
Income tax payments	$962	$302
Income tax refunds received	$70	$45
Interest paid (a)	$846	$793
(a)     Net of capitalized interest of $30 million and $29 million for the six months ended June 30, 2022 and 2021, respectively.

DISCONTINUED OPERATIONS
The six months ended 2021 includes a $407 million after-tax loss contingency in discontinued operations associated with its former operations in Ecuador, which Occidental recorded in the first quarter of 2021. See Note 10 - Lawsuits, Claims, Commitments and Contingencies. In addition, the results of operations for Ghana for the six months ended June 30, 2021, an after-tax loss of $35 million, are presented as discontinued operations. The Ghana assets were sold in October 2021.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of June 30, 2022, trade receivables, net, of $6.4 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
millions	2022	2021	2022	2021

Revenue from customers	$10,351	$6,102	$18,564	$11,286
All other revenues (a)	325	(144)	461	(35)
Net sales	$10,676	$5,958	$19,025	$11,251
(a)    Includes net marketing derivatives, collars and calls and chemical exchange contracts in 2021 and the same in 2022 with the exception of the collars and calls which expired on or before December 31, 2021.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended June 30, 2022
Oil and gas
Oil	$4,894	$1,146	$—	$6,040
NGL	783	113	—	896
Gas	675	79	—	754
Other	5	1	—	6
Segment total	$6,357	$1,339	$—	$7,696
Chemical	$1,810	$98	$—	$1,908
Midstream and marketing	$903	$247	$—	$1,150
Eliminations	$—	$—	$(403)	$(403)
Consolidated	$9,070	$1,684	$(403)	$10,351

millions	United States	International	Eliminations	Total

Three months ended June 30, 2021
Oil and gas
Oil	$3,028	$683	$—	$3,711
NGL	472	78	—	550
Gas	311	76	—	387
Other	23	1	—	24
Segment total	$3,834	$838	$—	$4,672
Chemical	$1,128	$59	$—	$1,187
Midstream and marketing	$322	$152	$—	$474
Eliminations	$—	$—	$(231)	$(231)
Consolidated	$5,284	$1,049	$(231)	$6,102

millions	United States	International	Eliminations	Total

Six months ended June 30, 2022
Oil and gas
Oil	$8,942	$1,897	$—	$10,839
NGL	1,481	175	—	1,656
Gas	1,130	137	—	1,267
Other	7	2	—	9
Segment total	$11,560	$2,211	$—	$13,771
Chemical	$3,412	$179	$—	$3,591
Midstream and marketing	$1,551	$346	$—	$1,897
Eliminations	$—	$—	$(695)	$(695)
Consolidated	$16,523	$2,736	$(695)	$18,564

millions	United States	International	Eliminations	Total

Six months ended June 30, 2021
Oil and gas
Oil	$5,492	$1,232	$—	$6,724
NGL	856	130	—	986
Gas	564	140	—	704
Other	(8)	1	—	(7)
Segment total	$6,904	$1,503	$—	$8,407
Chemical	$2,165	$109	$—	$2,274
Midstream and marketing	$819	$283	$—	$1,102
Eliminations	$—	$—	$(497)	$(497)
Consolidated	$9,888	$1,895	$(497)	$11,286

NOTE 3 - INVENTORIES

Finished goods primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. Inventories consisted of the following:

millions	June 30, 2022	December 31, 2021

Raw materials	$111	$96
Materials and supplies	837	783
Commodity inventory and finished goods	715	1,066
	1,663	1,945
Revaluation to LIFO	(99)	(99)
Total	$1,564	$1,846

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

NOTE 5 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	June 30, 2022	December 31, 2021
Total borrowings at face value	$20,361	$28,493
Adjustments to book value:
Unamortized premium, net	1,289	670
Debt issuance costs	(88)	(135)
Net book value of debt	$21,562	$29,028
Long-term finance leases	543	504
Current finance leases	97	85
Total debt and finance leases	$22,202	$29,617
Less current maturities of financing leases	(97)	(85)
Less current maturities of long-term debt	(362)	(101)
Long-term debt, net	$21,743	$29,431
DEBT ACTIVITY
In the second quarter of 2022, Occidental repaid debt with maturities ranging from 2024 through 2049 and a face value of $4.8 billion. In the first quarter of 2022, Occidental repaid debt with maturities ranging from 2022 through 2049 and a face value of $3.3 billion.
For the combined six months ended June 30, 2022, Occidental used $7.1 billion of cash to repay debt with a face value of $8.1 billion and a net book value of $7.4 billion, which resulted in a gain of $161 million.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of June 30, 2022 and December 31, 2021, substantially all of which was classified as Level 1, was approximately $20.0 billion and $31.1 billion, respectively.

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

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of June 30, 2022, Occidental’s derivatives not designated as hedges consisted of marketing derivatives and interest rate swaps.
Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. A substantial majority of Occidental's physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. As of June 30, 2022, the weighted-average settlement price of these forward contracts was $110.15 per barrel and $5.91 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $74.85 per barrel and $4.61 per Mcf for crude oil and natural gas, respectively, as of December 31, 2021. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments:

long (short)	June 30, 2022	December 31, 2021
Oil commodity contracts
Volume (MMbbl)	(32)	(28)
Natural gas commodity contracts
Volume (Bcf)	(111)	(136)

INTEREST RATE SWAPS
Occidental's interest rate swap contracts lock in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London InterBank Offered Rate throughout the reference period. Net gains and losses associated with interest rate swaps are recognized currently in gains (losses) on interest rate swaps, net in the Consolidated Condensed Statements of Operations.
Occidental had the following outstanding interest rate swaps as of June 30, 2022:

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
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. For the six months ended June 30, 2022, net cash payments related to settlements of interest rate swap agreements were $23 million and collateral of $163 million was returned.

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

June 30, 2022
Marketing Derivatives
Other current assets	$1,602	$319	$—	$(1,766)	$155
Long-term receivables and other assets, net	90	1	—	(90)	1
Accrued liabilities	(1,577)	(220)	—	1,766	(31)
Deferred credits and other liabilities - other	(90)	—	—	90	—
Interest Rate Swaps
Accrued liabilities	—	(194)	—	—	(194)
Deferred credits and other liabilities - other	—	(274)	—	—	(274)

December 31, 2021
Marketing Derivatives
Other current assets	$1,516	$173	$—	$(1,645)	$44
Long-term receivables and other assets, net	4	1	—	(4)	1
Accrued liabilities	(1,608)	(196)	—	1,645	(159)
Deferred credits and other liabilities - other	(4)	—	—	4	—
Interest Rate Swaps
Accrued liabilities	—	(315)	—	—	(315)
Deferred credits and other liabilities - other	—	(436)	—	—	(436)
(a)These amounts do not include collateral. As of June 30, 2022 and December 31, 2021, $160 million and $323 million of collateral related to interest rate swaps had been netted against derivative liabilities, respectively. Occidental netted $11 million of collateral received from brokers against derivative assets related to marketing derivatives as of June 30, 2022 and netted $110 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of December 31, 2021.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and (losses) related to Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended June 30,		Six months ended June 30,
Income Statement Classification	2022	2021	2022	2021

Interest Rate Swaps
Gains (losses) on interest rate swaps, net	$127	$(223)	$262	$176
Marketing Derivatives
Net sales (a)	$324	$22	$459	$202
Collars and Calls
Net sales (b)	$—	$(166)	$—	$(238)
(a)    Includes derivative and non-derivative marketing activity.
(b)    All of Occidental's calls and collars expired on or before December 31, 2021.

CREDIT RISK
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed as of June 30, 2022 was $47 million (net of $160 million of collateral), which was primarily related to interest rate swaps. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed as of December 31, 2021 was $107 million (net of $323 million of collateral), which was primarily related to interest rate swaps.

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

The following summarizes components of income tax benefit (expense) on continuing operations for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
millions	2022	2021	2022	2021
Income from continuing operations before income taxes	$4,986	$143	$8,069	$458
Current
Federal	$(640)	$(30)	$(855)	$—
State and Local	(50)	21	(84)	11
Foreign	(338)	(165)	(536)	(282)
Total current tax expense	$(1,028)	$(174)	$(1,475)	$(271)
Deferred
Federal	(231)	(62)	1,982	16
State and Local	5	79	78	83
Foreign	23	114	(23)	113
Total deferred tax benefit (expense)	$(203)	$131	$2,037	$212
Total income tax benefit (expense)	$(1,231)	$(43)	$562	$(59)
Income from continuing operations	$3,755	$100	$8,631	$399
Worldwide effective tax rate	25%	30%	(7)%	13%

The 25% and 30% worldwide effective tax rates for the three months ended June 30, 2022 and June 30, 2021, respectively, are primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. These effective rates differ from the negative 7% tax rate for income from continuing operations for the six months ended June 30, 2022, which was impacted by a non-cash tax benefit associated with Occidental's legal entity reorganization as described above. The effective tax rate of 13% for the six months ended June 30, 2021 was impacted by a state margin tax rate reduction and one-time benefits associated with the settlement of federal and state audit matters.

NOTE 8 - RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Occidental has various defined benefit pension plans for certain domestic union, non-union hourly and foreign national employees. In addition, Occidental also provides medical and other benefits for certain active, retired and disabled employees and their eligible dependents.
Net periodic benefit costs related to pension benefits were $1 million for the three months ended June 30, 2022 and net periodic benefit gains related to pension benefits were $7 million for the three months ended June 30, 2021. Net periodic benefit costs related to pension benefits were $1 million for the six months ended June 30, 2022 and net periodic benefit gains related to pension benefits were $18 million for the six months ended June 30, 2021.
Net periodic benefit costs related to postretirement benefits were $19 million and $18 million for the three months ended June 30, 2022 and 2021, respectively, and $38 million for the six months ended June 30, 2022 and 2021.
Occidental's contributions to its defined benefit plans were $1 million and $5 million for the three months ended June 30, 2022 and 2021, respectively, and $1 million and $152 million for the six months ended June 30, 2022 and 2021, respectively. The 2021 contributions were primarily due to distributions related to a separation program and freezing of benefit accruals for Anadarko employees in 2020 and for contributions which were previously deferred in 2020 under the Coronavirus Aid, Relief, and Economic Security Act.

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

ENVIRONMENTAL REMEDIATION
As of June 30, 2022, Occidental participated in or monitored remedial activities or proceedings at 167 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of June 30, 2022. The current portion, $155 million, is included in accrued liabilities and the non-current portion, $918 million, in deferred credits and other liabilities-environmental remediation liabilities.
Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. EPA on the CERCLA NPL and three categories of non-NPL sites—third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	30	$449
Third-party sites	70	242
Occidental-operated sites	14	114
Closed or non-operated Occidental sites	53	268
Total	167	$1,073

As of June 30, 2022, Occidental’s environmental liabilities exceeded $10 million each at 17 of the 167 sites described above, and 99 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 40% of the period-end remediation balance at the sites described above over the next three to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.2 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus, has not changed materially since December 31, 2021.

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
In March 2016, the EPA issued a ROD specifying remedial actions required for the lower 8.3 miles of the Lower Passaic River (OU-2 ROD). This ROD did not address any potential remedial action for the upper nine miles of the Lower Passaic River or Newark Bay. During the third quarter of 2016, and following Maxus’s bankruptcy filing, OxyChem and the EPA entered into an AOC to complete the design of the proposed cleanup plan outlined in the ROD at an estimated cost of $165 million. The EPA announced that it would pursue similar agreements with other potentially responsible parties.
Occidental has accrued a reserve relating to its estimated allocable share of the costs to perform the design and remediation called for in the AOC and the OU-2 ROD as well as for certain other Maxus-indemnified sites. Occidental's accrued estimated environmental reserve does not consider any recoveries for indemnified costs. Occidental’s ultimate share of this liability may be higher or lower than the reserved amount, and is subject to final design plans and the resolution of Occidental's allocable share with other potentially responsible parties. Occidental continues to evaluate the costs to be incurred to comply with the AOC and the OU-2 ROD and to perform remediation at other Maxus-indemnified sites in light of the Maxus bankruptcy and the share of ultimate liability of other potentially responsible parties. In June 2018, OxyChem filed a complaint under CERCLA in Federal District Court in the State of New Jersey against numerous potentially responsible parties for reimbursement of amounts incurred or to be incurred to comply with the AOC and the OU-2 ROD, or to perform other remediation activities at the Diamond Alkali Superfund Site.
In September 2021, the EPA issued a ROD with an estimated cost of $441 million for an interim remedy plan for the upper nine miles of the Lower Passaic River (OU-4 ROD). At this time, Occidental's role or responsibilities under the OU-4 ROD, and those of other potentially responsible parties, have not been determined with the EPA. In January 2022, OxyChem offered to design and implement the interim remedy for OU-4 subject to certain conditions. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU-2 and OU-4. OxyChem responded to the EPA's letter in June 2022, reaffirming the offer to design the remedy for OU-4 and offering to enter into additional sequential agreements to remediate OU-2 and OU-4, subject to certain conditions.
In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation to liquidate Maxus and create a trust to pursue claims against current and former parents and each of its respective subsidiaries and affiliates of YPF and Repsol, as well as others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan of Liquidation became final and the trust became effective. The trust is pursuing claims against YPF, Repsol and others and is expected to distribute assets to Maxus' creditors in accordance with the trust agreement and Plan. In June 2018, the trust filed its complaint against YPF and Repsol in Delaware bankruptcy court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the bankruptcy court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case away from the bankruptcy court. The trust, YPF, and Repsol each filed motions for summary judgment, which the bankruptcy court denied in the second quarter of 2022.

NOTE 10 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, regional, state, provincial, tribal, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental retains liability or indemnifies the other party for conditions that existed prior to the transaction.
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for environmental remediation and the arbitration award disclosed below, that satisfy this criteria as of June 30, 2022 and 2021 were not material to Occidental’s Consolidated Condensed Balance Sheets.
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The awarded amount represented a recovery of 60% of the value of Block 15. In 2017, Andes filed a demand for arbitration, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. On March 26, 2021, the arbitration tribunal issued an award in favor of Andes and against OEPC in the amount of $391 million plus interest. In June 2021, OEPC filed a motion to vacate the award due to concerns regarding the validity of the award. In addition, OEPC has made a demand for significant additional claims not addressed by the arbitration tribunal that OEPC has against Andes relating to Andes' 40% share of costs, liabilities, losses and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties. In December 2021, the U.S. District Court Southern District of New York confirmed the arbitration award, plus prejudgment interest, in the aggregate amount of $558 million. OEPC has appealed the judgment.
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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. The case was in the IRS appeals process until the second quarter of 2020, however it has since been returned to the U.S. Tax Court, where a trial date has been set for May 2023 and Occidental expects to continue pursuing resolution.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, Occidental would be required to repay approximately $1.2 billion in federal taxes, $28 million in state taxes and accrued interest of $347 million. A liability for this amount plus interest is included in deferred credits and other liabilities-other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2022, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 11 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the effects of Occidental's share repurchases as part of the plan announced in February 2022, along with other transactions in Occidental's stock:

Period	Exercise of Warrants and Options	(a)	Other	(b)	Treasury Stock Purchases	(c)	Common Stock Outstanding	(d)
December 31, 2021							934,074,700
First Quarter 2022	1,082,282		2,764,746		(730,746)		937,190,982
Second Quarter 2022	3,409,920		42,342		(11,679,732)		928,963,512
Total 2022	4,492,202		2,807,088		(12,410,478)		928,963,512
(a)    Approximately $106 million of cash was received as a result of the exercise of common stock warrants and options.
(b)    Consists of issuances from the 2015 long-term incentive plan, the OPC savings plan, dividend reinvestment plan and Anadarko restricted stock awards.
(c)    In addition to the 11.2 million shares that Occidental repurchased under its share repurchase plan during the six months ended June 30, 2022, Occidental subsequently repurchased an additional 6.8 million shares under its share repurchase plan in the period from July 1, 2022, through August 1, 2022.
(d)    As of June 30, 2022, Occidental has 111.5 million outstanding warrants with a strike of $22 per share and 83.9 million of warrants with a strike of $59.62 per share.

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
millions except per-share amounts	2022	2021	2022	2021

Income from continuing operations	$3,755	$100	$8,631	$399
Income (loss) from discontinued operations	—	3	—	(442)
Net income (loss)	$3,755	$103	$8,631	$(43)
Less: Preferred stock dividends	(200)	(200)	(400)	(400)
Net income (loss) attributable to common stock	$3,555	$(97)	$8,231	$(443)
Less: Net income allocated to participating securities	(28)	—	(59)	—
Net income (loss), net of participating securities	$3,527	$(97)	$8,172	$(443)
Weighted-average number of basic shares	939.2	934.2	938.3	933.8
Basic income (loss) per common share	$3.76	$(0.10)	$8.71	$(0.47)

Net income (loss) attributable to common stock	3,555	$(97)	8,231	$(443)
Less: Net income allocated to participating securities	(26)	0	(56)	—
Net income (loss), net of participating securities	3,529	(97)	8,175	(443)
Weighted-average number of basic shares	939.2	934.2	938.3	933.8
Dilutive securities	79.1	—	69.2	—
Dilutive effect of potentially dilutive securities	1,018.3	934.2	1,007.5	933.8
Diluted income (loss) per common share	$3.47	$(0.10)	$8.11	$(0.47)

For the three and six months ended 2022, warrants and options covering approximately zero shares of Occidental common stock were excluded from diluted shares. For the three and six months ended 2021, warrants and options covering approximately 200 million shares of Occidental common stock were excluded from diluted shares as their effect would have been anti-dilutive.

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended June 30, 2022
Net sales	$7,696	$1,909	$1,474	$(403)	$10,676
Income (loss) from continuing operations before income taxes	$4,094	$800	$264	$(172)	$4,986
Income tax expense	—	—	—	(1,231)	(1,231)
Income (loss) from continuing operations	$4,094	$800	$264	$(1,403)	$3,755

Three months ended June 30, 2021
Net sales	$4,505	$1,187	$497	$(231)	$5,958
Income (loss) from continuing operations before income taxes	$631	$312	$(30)	$(770)	$143
Income tax expense	—	—	—	(43)	(43)
Income (loss) from continuing operations	$631	$312	$(30)	$(813)	$100

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Six months ended June 30, 2022
Net sales	$13,771	$3,593	$2,356	$(695)	$19,025
Income (loss) from continuing operations before income taxes	$6,992	$1,471	$214	$(608)	$8,069
Income tax benefit	—	—	—	562	562
Income (loss) from continuing operations	$6,992	$1,471	$214	$(46)	$8,631

Six months ended June 30, 2021
Net sales	$8,169	$2,275	$1,304	$(497)	$11,251
Income (loss) from continuing operations before income taxes	$569	$563	$252	$(926)	$458
Income tax expense	—	—	—	(59)	(59)
Income (loss) from continuing operations	$569	$563	$252	$(985)	$399
(a)    The six months ended June 30, 2022 included $147 million of gains, primarily related to the sale of certain non-strategic assets in the Permian Basin. The three months ended June 30, 2021 included $140 million of net oil, gas and CO2 derivative losses. The six months ended June 30, 2021 included $156 million of asset impairments and $180 million of net oil, gas and CO2 derivative losses.
(b)    The three and six months ended June 30, 2022 included $96 million and $102 million of net derivative mark-to-market gains and losses, respectively. The three months ended June 30, 2021 included $180 million of net derivative mark-to-market losses. The six months ended June 30, 2021 included a $124 million of gains on sales, primarily from the sale of 11.5 million limited partner units in WES, and $165 million in derivative mark-to-market losses.
(c)    The three months ended June 30, 2022 included a $179 million gain on early debt extinguishment and a $127 million gain on interest rate swaps. The six months ended June 30, 2022 included a non-cash tax benefit of $2.6 billion in connection with Occidental's legal entity reorganization, which is further discussed in the Income Taxes section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q, as well as a $262 million gain on interest rate swaps and a $161 million gain on debt tenders. The three months ended June 30, 2021 included $223 million of net derivative mark-to-market losses on interest rate swaps. The six months ended June 30, 2021 included $176 million of net derivative mark-to-market gains on interest rate swaps.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Condensed Financial Statements and the notes to the Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of Occidental's Annual Report on Form 10-K for the year ended December 31, 2021; and the information set forth in Risk Factors under Part I, Item 1A of the 2021 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, and they include, but are not limited to: any projections of earnings, revenue or other financial items or future financial position or sources of financing; any statements of the plans, strategies and objectives of management for future operations, business strategy or financial position; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” "commit," "advance," “likely” or similar expressions that convey the prospective nature of events or outcomes are generally indicative of forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Occidental does not undertake any obligation to update, modify or withdraw any forward-looking statements as a result of new information, future events or otherwise.
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings; the scope and duration of the COVID-19 pandemic and ongoing actions taken by governmental authorities and other third parties in response to the pandemic; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of our proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation and its impact on markets and economic activity; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets; governmental actions, war (including the Russia-Ukraine war) and political conditions and events; legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deep-water and onshore drilling and permitting regulations and environmental regulation (including regulations related to climate change); environmental risks and liability under federal, regional, state, provincial, tribal, local and international environmental laws and regulations (including remedial actions); Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2021 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads and chemical product prices. The average WTI price per barrel for the six months ended June 30, 2022 was $101.35, compared to $61.96 for the six months ended June 30, 2021. The return of oil demand to its pre-pandemic levels, the ongoing global impact of the Russia-Ukraine war and whether the oil industry will be able to sustain a continued supply response have resulted in a significant increase in benchmark oil prices. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks and the effects on oil demand resulting from international COVID-19-related travel restrictions and stay-at-home orders.
Occidental does not operate or own assets in either Russia or Ukraine, but continues to monitor any impacts resulting from the Russia-Ukraine war on the global markets for its commodities.

2022 PRIORITIES
Occidental’s capital and operational priorities for 2022 are intended to maximize cash flow by sustaining 2021 production levels and maintaining capital discipline. Occidental intends to utilize operating cash flows to:

■continue to reduce financial leverage;
■maintain a robust liquidity position; and
■continue its shareholder return framework in the form of a sustainable common share dividend and active share buyback plan.

During the first half of 2022, Occidental generated cash flow from continuing operations of $8.6 billion and incurred capital expenditures of $1.8 billion.

LIABILITY MANAGEMENT
In the second quarter of 2022, Occidental repaid debt with maturities ranging from 2024 through 2049 and a face value of $4.8 billion. In the first quarter of 2022, Occidental repaid debt with maturities ranging from 2022 through 2049 and a face value of $3.3 billion.
For the combined first and second quarter repayments, Occidental used $7.1 billion of cash, which reduced outstanding debt with a total face value of $8.1 billion and a net book value of $7.4 billion, and resulted in a gain of $161 million. As of June 30, 2022, Occidental has remaining near-term debt maturities of approximately $362 million in 2023 and $1.4 billion in 2024.

DEBT RATINGS
As of June 30, 2022, Occidental’s long-term debt was rated Ba1 by Moody’s Investors Service, BB+ by Fitch Ratings and BB+ by Standard and Poor’s. Occidental received credit rating upgrades from all three agencies in the period from December 2021 through March 2022. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental or its subsidiaries may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.

SHAREHOLDER RETURNS
During the six months ended June 30, 2022, Occidental declared dividends to common shareholders of $249 million or $0.26 per share. In the same period, Occidental purchased 12.4 million common shares at an average price of $57.89. Occidental repurchased an additional 6.8 million shares for $420 million under its share repurchase plan in the period from July 1, 2022, through August 1, 2022.

CONSOLIDATED RESULTS OF OPERATIONS

Occidental’s operations and cash flows can vary significantly based on changes in oil, NGL and natural gas prices and the prices it receives for its chemical products. Such changes in prices could result in adjustments in capital investment levels and how such capital is allocated, which could impact production volumes. Significant changes have occurred in the macro-economic environment over the previous year, which have led to an increase in commodity prices, chemical product pricing, and correspondingly Occidental's results of operations and cash flows. Occidental's results of operations and cash flows are driven by these macro-economic effects rather than seasonality. In accordance with the SEC final rule issued in November 2020, Occidental elected to discuss its results of operations on a sequential-quarter basis starting with Occidental’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

SELECTED STATEMENTS OF OPERATIONS ITEMS
The following tables set forth consolidated sales from continuing operations as well as sales and earnings of each operating segment and corporate items:

Q2 2022 compared to Q1 2022

millions	Three months ended June 30, 2022	% Change	Three months ended March 31, 2022
Net sales (a)
Oil and gas	$7,696	27%	$6,075
Chemical	1,909	13%	1,684
Midstream and marketing	1,474	67%	882
Eliminations	(403)	38%	(292)
Total	10,676	28%	8,349
Income (loss) from continuing operations
Oil and gas (b)	4,094	41%	2,898
Chemical	800	19%	671
Midstream and marketing (b)	264	628%	(50)
Total	5,158	47%	3,519
Unallocated Corporate Items (b)
Interest expense, net	(114)	69%	(371)
Income tax benefit (expense)	(1,231)	(169)%	1,793
Other items, net	(58)	11%	(65)
Income from continuing operations	$3,755	(23)%	$4,876
(a)    Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

Net sales increased for the three months ended June 30, 2022, compared to the immediately preceding quarter, primarily due to higher crude oil, NGL and natural gas prices and higher crude oil and NGL sales volumes in the oil and gas segment as well as higher realized prices and improved demand across most chemical product lines.
Purchased commodities increased for the three months ended June 30, 2022, compared to the immediately preceding quarter, due to higher prices on third-party crude purchases related to the midstream and marketing segment.
Interest and debt expense decreased for the three months ended June 30, 2022, compared to the immediately preceding quarter, due to debt repayments.
The income tax expense for the three months ended June 30, 2022, compared to a benefit for the immediately preceding quarter, resulted primarily from the non-cash tax benefit associated with Occidental's legal entity reorganization that was recognized in the first quarter of 2022. See Income Taxes section for further discussion.

YTD 2022 compared to YTD 2021

millions	Six months ended June 30, 2022	% Change	Six months ended June 30, 2021
Net sales (a)
Oil and gas	$13,771	69%	$8,169
Chemical	3,593	58%	2,275
Midstream and marketing	2,356	81%	1,304
Eliminations	(695)	(40)%	(497)
Total	19,025	69%	11,251
Income (loss) from continuing operations
Oil and gas (b)	6,992	1,129%	569
Chemical	1,471	161%	563
Midstream and marketing (b)	214	(15)%	252
Total	8,677	527%	1,384
Unallocated Corporate Items (b)
Interest expense, net	(485)	38%	(780)
Income tax benefit (expense)	562	1,053%	(59)
Other items, net	(123)	16%	(146)
Income from continuing operations	$8,631	2,063%	$399
(a)    Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b)    Please refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

Net sales increased for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to higher crude oil, NGL and natural gas prices in the oil and gas segment and higher realized prices and improved demand across most chemical product lines.
Oil and gas operating expense increased for the six months ended June 30, 2022, compared to the same period in 2021, primarily as a result of higher downhole maintenance, energy, well enhancement and purchased injectant costs in the Permian and higher surface operations and maintenance costs in the Gulf of Mexico.
Chemical and midstream cost of sales increased for the six months ended June 30, 2022, compared to the same period in 2021, primarily as a result of higher raw material costs in the chemical segment and increased power generation costs related to the midstream and marketing segment.
Purchased commodities increased for the six months ended June 30, 2022, compared to the same period in 2021, due to higher prices on third-party crude purchases related to the midstream and marketing segment.
Taxes other than on income increased for the six months ended June 30, 2022, compared to the same period of 2021, primarily due to higher production taxes, which are directly tied to revenues.
Depreciation, depletion and amortization expenses decreased for the six months ended June 30, 2022, compared to the same period of 2021, primarily as a result of lower per Boe DD&A rates due to higher proved reserves as a result of positive program adds during 2021.
Interest and debt expense decreased for the six months ended June 30, 2022, compared to the same period in 2021, due to debt repayments.
The income tax benefit for the six months ended June 30, 2022, compared to an expense for the same period in 2021, resulted primarily from the non-cash tax benefit associated with Occidental's legal entity reorganization that was recognized in the first quarter of 2022. See Income Taxes section for further discussion.
The loss from discontinued operations, net of tax for the six months ended June 30, 2021 was primarily associated with Occidental's former operations in Ecuador, see Note 10 - Lawsuits, Claims, Commitments and Contingencies.

INCOME FROM CONTINUING OPERATIONS
Q2 2022 compared to Q1 2022
Excluding the impact of Items Affecting Comparability detailed in the table below, the increase in income from continuing operations for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, was primarily due to higher crude oil and natural gas prices in the oil and gas segment and higher realized pricing across most chemical product lines.

YTD 2022 compared to YTD 2021
Excluding the impact of Items Affecting Comparability detailed in the table below, the increase in income from continuing operations for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to higher crude oil and natural gas prices in the oil and gas segment and higher realized pricing across most chemical product lines.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Six months ended June 30,
millions	June 30, 2022	March 31, 2022	2022	2021
Oil and gas
Asset impairments - domestic	$—	$—	$—	$(156)
Asset sales gains, net - domestic	12	125	137	—
Asset sales gains, net - international	10	—	10	—
Oil, gas and CO2 derivative gains (losses), net	—	—	—	(180)
Total oil and gas	22	125	147	(336)

Midstream and marketing
Asset sales gains, net	—	—	—	124
Derivative gains (losses), net	96	(198)	(102)	(165)
Total midstream and marketing	96	(198)	(102)	(41)

Corporate
Anadarko acquisition-related costs	(13)	(65)	(78)	(93)
Interest rate swap gains, net	127	135	262	176
Maxus environmental reserve adjustment	(22)	—	(22)	—
Early debt extinguishment gains (losses)	179	(18)	161	—
Total corporate	271	52	323	83

Income tax impact of legal entity reorganization	—	2,594	2,594	—
Exploration license expiration tax benefit	13	—	13	—
State tax revaluation	—	(29)	(29)	55
Income taxes	(87)	5	(82)	63
Income (loss) from continuing operations	315	2,549	2,864	(176)
Discontinued operations, net of taxes (a)	—	—	—	(442)
Total	$315	$2,549	$2,864	$(618)
(a)    Included in discontinued operations, net of taxes for the first and second quarters of 2021 was a loss contingency associated with Occidental's former operations in Ecuador, see Note 10 - Lawsuits, Claims, Commitments and Contingencies. Results of operations for Ghana was also included in discontinued operations. The Ghana assets were sold in October 2021.

SEGMENT RESULTS OF OPERATIONS
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

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Six months ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Sales Volumes per Day
Oil (Mbbl)
United States	495	483	489	502
International	121	97	109	116
NGL (Mbbl)
United States	225	210	217	212
International	34	23	29	32
Natural Gas (MMcf)
United States	1,191	1,219	1,204	1,306
International	458	347	403	457
Total Continuing Operations Volumes (Mboe) (a)	1,150	1,074	1,112	1,156
Operations Exited or Exiting (b)	—	—	—	19
Total Sales Volumes (Mboe) (a)	1,150	1,074	1,112	1,175
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.
(b)    Operations exited or exiting consisted of Ghana.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended		Six months ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Average Realized Prices
Oil ($/Bbl)
United States	$108.64	$93.23	$101.08	$60.43
International	$103.99	$85.42	$95.75	$58.44
Total Worldwide	$107.72	$91.91	$100.10	$60.05
NGL ($/Bbl)
United States	$42.80	$40.60	$41.74	$24.53
International	$36.92	$30.44	$34.32	$22.84
Total Worldwide	$42.04	$39.61	$40.90	$24.31
Natural Gas ($/Mcf)
United States	$6.25	$4.17	$5.20	$2.58
International	$1.89	$1.85	$1.87	$1.69
Total Worldwide	$5.03	$3.66	$4.37	$2.35

Average Index Prices
WTI oil ($/Bbl)	$108.41	$94.29	$101.35	$61.96
Brent oil ($/Bbl)	$111.69	$97.36	$104.53	$65.06
NYMEX gas ($/Mcf)	$6.62	$4.16	$5.39	$2.74

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	99%	97%	99%	97%
Worldwide oil as a percentage of average Brent	96%	94%	96%	92%
Worldwide NGL as a percentage of average WTI	39%	42%	40%	39%
Domestic natural gas as a percentage of average NYMEX	94%	100%	96%	94%

Q2 2022 compared to Q1 2022
Oil and gas segment income was $4.1 billion for the three months ended June 30, 2022, compared with segment income of $2.9 billion for the three months ended March 31, 2022. Excluding the impact of gains on sale, oil and gas segment results for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, reflected higher commodity prices and higher crude oil and NGL sales volumes, which were partially offset by higher lease operating costs.
The increase in average daily sales volumes from continuing operations of 76 Mboe/d for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, primarily reflected Al Hosn Gas and Algeria coming back online from the scheduled expansion and maintenance activities in the first quarter, as well as increased activity in the Permian Basin.

YTD 2022 compared to YTD 2021
Oil and gas segment income was $7.0 billion for the six months ended June 30, 2022, compared with segment income of $569 million for the six months ended June 30, 2021. Excluding the impact of asset impairments and other charges, gains on sale and oil, gas and CO2 derivative gains (losses), oil and gas segment results for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, reflected higher commodity prices and lower DD&A rates, partially offset by lower crude oil sales volumes and higher lease operating costs.
The decrease in average daily sales volumes from continuing operations of 44 Mboe/d for the six months ended June 30, 2022, compared to the same period in 2021, primarily reflected the impact of the planned shutdown of Al Hosn Gas in the first quarter of 2022 to allow for tie in work for the expansion project, reduced capital investment in the DJ Basin and the impact of rising commodity prices that reduce Occidental's share of production under production sharing contracts.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

			Increase (Decrease) Related to
millions	Three Months Ended March 31, 2022	(b)	Price Realizations	Net Sales Volumes	Three Months Ended June 30, 2022	(b)
United States Revenue
Oil	$4,048		$692	$154	$4,894
NGL	698		22	63	783
Natural gas	455		227	(7)	675
Total	$5,201		$941	$210	$6,352
International Revenue
Oil (a)	$751		$160	$235	$1,146
NGL	62		20	31	113
Natural gas	58		2	19	79
Total	$871		$182	$285	$1,338
(a)    Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue.

			Increase (Decrease) Related to
millions	Six Months Ended June 30, 2021	(b)	Price Realizations	Net Sales Volumes	Six Months Ended June 30, 2022	(b)
United States Revenue
Oil	$5,492		$3,593	$(143)	$8,942
NGL	856		604	21	1,481
Natural gas	564		573	(7)	1,130
Total	$6,912		$4,770	$(129)	$11,553
International Revenue
Oil (a)	$1,232		$577	$88	$1,897
NGL	130		57	(12)	175
Natural gas	140		10	(13)	137
Total	$1,502		$644	$63	$2,209
(a)    Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue.

Subsequent Event
On July 19, 2022, Occidental entered into a new production sharing arrangement with Sonatrach and the other Algeria working interest partners which, if approved by the government, will be for a new 25-year term for all of the fields under the current agreement.

CHEMICAL SEGMENT
Chemical segment results generally correlate with the health of the global economy, specifically in the housing, construction, automotive and durable goods markets. Margins depend on market supply and demand balances and feedstock and energy prices which could be negatively affected by supply chain interruptions, labor constraints and rising inflation rates. Despite strong year-to-date results, adverse economic conditions in the markets listed above and the resulting changes in the prices of the chemical segment's products and feedstocks may negatively impact results.

Q2 2022 compared to Q1 2022
Chemical segment earnings for the three months ended June 30, 2022 were $800 million, compared to $671 million for the three months ended March 31, 2022. The improvement in results was primarily driven by higher realized pricing and volumes across most product lines, partially offset by higher raw material costs.

YTD 2022 compared to YTD 2021
Chemical segment earnings for the six months ended June 30, 2022 were $1.5 billion, compared to $563 million for the six months ended June 30, 2021. The improvement in results was primarily due to significantly higher realized pricing and volumes across most product lines, partially offset by higher raw material costs.

MIDSTREAM AND MARKETING SEGMENT
Midstream and marketing segment results are affected primarily by commodity price changes and margins in oil and gas transportation. The marketing business results can experience significant volatility depending on commodity prices and the Midland-to-Gulf-Coast oil spreads. Midstream results are affected by the volumes that are processed and transported through the segment's plants and pipelines, as well as the margins obtained on related services.

Q2 2022 compared to Q1 2022
Midstream and marketing segment earnings for the three months ended June 30, 2022 were $264 million, compared with losses of $50 million for the three months ended March 31, 2022. Excluding the impact of derivative losses, the improvement in midstream and marketing segment results was primarily driven by higher sulfur prices and volumes from Al Hosn Gas, which was shutdown during the first quarter of 2022 to allow for tie in work for the expansion project, and higher Dolphin pipeline equity income due to planned maintenance in the first quarter, partially offset by the timing impact of crude oil sales.

YTD 2022 compared to YTD 2021
Midstream and marketing segment earnings for the six months ended June 30, 2022 were $214 million, compared with earnings of $252 million for the six months ended June 30, 2021. Excluding the impact of derivative accounting and gains on sales of assets, the increase in midstream and marketing segment results was due to higher equity income from WES, higher sulfur prices at Al Hosn Gas, and higher domestic NGL prices impacting the gas processing business, which were partially offset by lower marketing income due to the timing of crude oil sales.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended		Six months ended June 30,
millions, except percentages	June 30, 2022	March 31, 2022	2022	2021
Income from continuing operations before income taxes	$4,986	$3,083	$8,069	$458
Income tax benefit (expense)
Domestic - federal and state	(916)	2,037	1,121	110
International	(315)	(244)	(559)	(169)
Total income tax benefit (expense)	(1,231)	1,793	562	(59)
Income from continuing operations	$3,755	$4,876	$8,631	$399
Worldwide effective tax rate	25%	(58)%	(7)%	13%

Occidental estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Occidental operates, adjusted for certain discrete items. Each quarter, Occidental updates these rates and records a cumulative adjustment to its income taxes by applying the rates to the pre-tax income excluding certain discrete items. Occidental’s quarterly estimate of its effective tax rates can vary significantly based on various forecasted items, including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized and the geographic mix of pre-tax income and losses. The 25% worldwide effective tax rate for the three months ended June 30, 2022 is primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. This effective rate differs from the negative 58% and negative 7% effective tax rates for income from continuing operations for the three months ended March 31, 2022 and six months ended June 30, 2022, respectively, which were impacted by a non-cash tax benefit associated with Occidental's legal entity reorganization, as further described below. The effective tax rate of 13% for the six months ended June 30, 2021 was impacted by a state margin tax rate reduction and one-time benefits associated with the settlement of federal and state audit matters.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, Occidental had approximately $1.4 billion of cash and cash equivalents on hand. Through the date of this filing, Occidental has drawn no amounts under its RCF, which has $4.0 billion of borrowing capacity and matures in June 2025. Additionally, Occidental has up to $400 million of available borrowing capacity on its receivables securitization facility which matures in December 2024. There were no amounts outstanding on Occidental's receivable securitization facility as of June 30, 2022.
Operating cash flow from continuing operations was $8.6 billion for the six months ended June 30, 2022, compared to $4.1 billion for the six months ended June 30, 2021. The increase in operating cash flow from continuing operations was primarily due to higher commodity prices as compared to the same period in 2021.
Occidental’s net cash used by investing activities from continuing operations was $2.0 billion for the six months ended June 30, 2022, compared to $1.0 billion for the six months ended June 30, 2021. Capital expenditures, of which substantially all were for the oil and gas segment, were approximately $1.8 billion for the six months ended June 30, 2022, compared to $1.3 billion for the six months ended June 30, 2021. For the six months ended June 30, 2021, $503 million from proceeds from sales of assets, net primarily included the divestiture of non-operated assets in the DJ Basin as well as the sale of WES units.
Occidental’s net cash used by financing activities from continuing operations was $8.0 billion for the six months ended June 30, 2022, compared to $611 million for the six months ended June 30, 2021. Cash used by financing activities for the six months ended June 30, 2022 reflected the payments of $7.1 billion relating to long-term debt, dividend payments of $539 million on preferred and common stock, and treasury share repurchases of $568 million. See Note 5 - Long-Term Debt in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding debt payments. Cash used by financing activities for the six months ended June 30, 2021 reflected dividend payments of $420 million on preferred and common stock and payments on current maturities of long-term debt of $174 million.
Occidental’s Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2022, which, if put in whole, would require a payment of approximately $415 million at such date. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF to satisfy the put should it be exercised.
The remaining interest rate swaps with a fair value of $308 million, net of collateral, as of June 30, 2022, have mandatory termination dates in September 2022 and 2023. The interest rate swaps' fair value, and cash required to settle them on their termination dates, will continue to fluctuate with changes in interest rates through the mandatory termination dates. Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions or settle or amend certain or all of the currently outstanding interest rate swaps.
As of June 30, 2022, and as of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental currently expects its cash on hand, funds available under its RCF and receivables securitization facility to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.
As of the date of this filing, Occidental or its subsidiaries have provided required financial assurances through a combination of cash, letters of credit and surety bonds. Occidental has not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2021 Form 10-K.
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

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 10 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended June 30, 2022, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2021 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2022.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. Occidental believes proceedings under this threshold are not material to Occidental's business and financial condition. Applying this threshold, there are no such proceedings to disclose for the three months ended June 30, 2022. For information regarding other legal proceedings, see Note - 10 Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the six months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased	(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions)	(b)
First Quarter 2022	730,746		$50.05	—	$3,000
April 1 - 30, 2022	170,765		$57.68	—
May 1 - 31, 2022	177,284		$67.72	—
June 1 - 30, 2022	11,331,683		$58.24	11,190,640
Second Quarter 2022	11,679,732		$58.38	11,190,640
Total 2022 (c)	12,410,478		$57.89	11,190,640	$2,350
(a)    Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b)    Represents the value of shares remaining in Occidental's share repurchase plan. In February 2022, Occidental announced an authorization to repurchase up to $3.0 billion of Occidental's shares of common stock. The plan does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.
(c)    In addition to the 11.2 million shares that Occidental repurchased under its share repurchase plan during the six months ended June 30, 2022, Occidental subsequently repurchased an additional 6.8 million shares in the period from July 1, 2022, through August 1, 2022. As of August 1, 2022, the maximum value of shares that may yet be purchased under the plan is approximately $1,930 million.

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

OCCIDENTAL PETROLEUM CORPORATION

August 2, 2022	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller