Form 10-Q
period 2022-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2022-11-08
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2022
Common Stock, $0.20 par value	908,914,149

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
DD&A	depreciation, depletion and amortization
EPA	Environmental Protection Agency
EPS	earnings per share
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OEPC	Occidental Exploration and Production Company
OPEC	Organization of the Petroleum Exporting Countries
OxyChem	Occidental Chemical Corporation
PVC	polyvinyl chloride
RCF	revolving credit facility
Repsol	Repsol, S.A.
ROD	Record of Decision
Sonatrach	The national oil and gas company of Algeria
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
YPF	YPF S.A.
Zero Coupons	Zero Coupon senior notes due 2036
2021 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2021

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,233	$2,764
Trade receivables, net	4,046	4,208
Inventories	1,937	1,846
Assets held for sale	—	72
Other current assets	1,533	1,321
Total current assets	8,749	10,211

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,156	2,938

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	103,236	101,251
Chemical	7,685	7,571
Midstream and marketing	7,669	8,371
Corporate	864	964
Gross property, plant and equipment	119,454	118,157
Accumulated depreciation, depletion and amortization	(61,183)	(58,227)
Net property, plant and equipment	58,271	59,930

OPERATING LEASE ASSETS	825	726

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,143	1,231

TOTAL ASSETS	$72,144	$75,036

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	September 30, 2022	December 31, 2021

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$546	$186
Current operating lease liabilities	248	186
Accounts payable	3,715	3,899
Accrued liabilities	3,426	4,046
Liabilities of assets held for sale	—	7
Total current liabilities	7,935	8,324

LONG-TERM DEBT, NET
Long-term debt, net (b)	20,478	29,431

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,304	7,039
Asset retirement obligations	3,553	3,687
Pension and postretirement obligations	1,427	1,540
Environmental remediation liabilities	893	944
Operating lease liabilities	616	585
Other	3,218	3,159
Total deferred credits and other liabilities	15,011	16,954

STOCKHOLDERS' EQUITY
Preferred stock, at $1.00 per share par value (100,000 shares as of September 30, 2022 and December 31, 2021)	9,762	9,762
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2022 — 1,098,408,209 shares and 2021 — 1,083,423,094 shares	220	217
Treasury stock: 2022 — 190,330,448 shares and 2021 — 149,348,394 shares	(13,192)	(10,673)
Additional paid-in capital	17,129	16,749
Retained earnings	14,888	4,480
Accumulated other comprehensive loss	(87)	(208)
Total stockholders' equity	28,720	20,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,144	$75,036
(a)    Included $141 million and $85 million of current finance lease liabilities as of September 30, 2022 and December 31, 2021, respectively.
(b)    Included $552 million and $504 million of finance lease liabilities as of September 30, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions, except per-share amounts	2022	2021	2022	2021

REVENUES AND OTHER INCOME
Net sales	$9,390	$6,792	$28,415	$18,043
Interest, dividends and other income	37	18	122	142
Gains on sales of assets and equity investments, net	74	5	232	119
Total	9,501	6,815	28,769	18,304

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,056	829	2,925	2,317
Transportation and gathering expense	378	360	1,089	1,053
Chemical and midstream cost of sales	835	731	2,488	2,001
Purchased commodities	785	588	2,627	1,633
Selling, general and administrative expenses	247	240	687	583
Other operating and non-operating expense	319	256	909	762
Taxes other than on income	427	289	1,188	743
Depreciation, depletion and amortization	1,736	1,916	5,107	6,481
Asset impairments and other charges	—	17	—	173
Anadarko acquisition-related costs	4	29	82	122
Exploration expense	47	31	98	145
Interest and debt expense, net	285	449	770	1,229
Total	6,119	5,735	17,970	17,242

Income before income taxes and other items	3,382	1,080	10,799	1,062

OTHER ITEMS
Gains (losses) on interest rate swaps, net	70	(26)	332	150
Income from equity investments	196	163	586	463
Total	266	137	918	613

Income from continuing operations before income taxes	3,648	1,217	11,717	1,675
Income tax expense	(902)	(387)	(340)	(446)
Income from continuing operations	2,746	830	11,377	1,229
Loss from discontinued operations, net of tax	—	(2)	—	(444)
NET INCOME	2,746	828	11,377	785
Less: Preferred stock dividends	(200)	(200)	(600)	(600)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,546	$628	$10,777	$185

PER COMMON SHARE
Income from continuing operations—basic	$2.74	$0.67	$11.47	$0.67
Loss from discontinued operations—basic	$—	$—	$—	$(0.47)
Net income attributable to common stockholders—basic	$2.74	$0.67	$11.47	$0.20

Income from continuing operations—diluted	$2.52	$0.65	$10.64	$0.65
Loss from discontinued operations—diluted	$—	$—	$—	$(0.46)
Net income attributable to common stockholders—diluted	$2.52	$0.65	$10.64	$0.19

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions	2022	2021	2022	2021

Net income	$2,746	$828	$11,377	$785
Other comprehensive income (loss) items:
Gains on derivatives (a)	1	2	65	3
Pension and postretirement gains (losses) (b)	48	(45)	57	4
Other	(1)	(1)	(1)	(1)
Other comprehensive income (loss), net of tax	48	(44)	121	6
Comprehensive income attributable to preferred and common stockholders	$2,794	$784	$11,498	$791
(a)     Net of tax expense of zero for the three months ended September 30, 2022 and 2021, and $18 million and zero for the nine months ended September 30, 2022 and 2021, respectively.
(b)     Net of tax expense of $13 million and zero for the three months ended September 30, 2022 and 2021, respectively, and $16 million and $13 million for the nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Nine months ended September 30,
millions	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$11,377	$785
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	—	444
Depreciation, depletion and amortization of assets	5,107	6,481
Deferred income tax benefit	(1,765)	(192)
Asset impairments and other charges	—	173
Gain on sales of assets, net	(232)	(119)
Other noncash reconciling items	(461)	240
Changes in operating assets and liabilities:
(Increase) decrease in receivables	138	(1,366)
(Increase) decrease in inventories	(96)	92
Increase in other current assets	(313)	(172)
Increase (decrease) in accounts payable and accrued liabilities	(815)	593
Increase (decrease) in current domestic and foreign income taxes	(105)	63
Operating cash flow from continuing operations	12,835	7,022
Operating cash flow from discontinued operations, net of taxes	—	320
Net cash provided by operating activities	12,835	7,342

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(2,977)	(1,933)
Change in capital accrual	2	(83)
Purchases of businesses and assets, net	(466)	(122)
Proceeds from sales of assets, net	562	1,005
Equity investments and other, net	(95)	(21)
Investing cash flow from continuing operations	(2,974)	(1,154)
Investing cash flow from discontinued operations	—	(48)
Net cash used by investing activities	(2,974)	(1,202)

CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	400	—
Payment of receivables securitization facility	(400)	—
Payments of long-term debt	(8,325)	(4,555)
Proceeds from issuance of common stock	291	24
Purchases of treasury stock	(2,467)	—
Cash dividends paid on common and preferred stock	(863)	(630)
Financing portion of net cash received (paid) for derivative instruments	61	(824)
Other financing, net	(82)	(48)
Financing cash flow from continuing operations	(11,385)	(6,033)
Financing cash flow from discontinued operations	—	(7)
Net cash used by financing activities	(11,385)	(6,040)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,524)	100
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,803	2,194
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$1,279	$2,294

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of June 30, 2021	$9,762	$217	$(10,668)	$16,638	$2,533	$(238)	$18,244
Net income	—	—	—	—	828	—	828
Other comprehensive loss, net of tax	—	—	—	—	—	(44)	(44)
Dividends on common stock, $0.01 per share	—	—	—	—	(9)	—	(9)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Issuance of common stock and other, net	—	—	—	54	—	—	54
Balance as of September 30, 2021	$9,762	$217	$(10,668)	$16,692	$3,152	$(282)	$18,873

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of June 30, 2022	$9,762	$218	$(11,391)	$16,914	$12,462	$(135)	$27,830
Net income	—	—	—	—	2,746	—	2,746
Other comprehensive income, net of tax	—	—	—	—	—	48	48
Dividends on common stock, $0.13 per share	—	—	—	—	(120)	—	(120)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	1	—	162	—	—	163
Options exercised	—	—	—	10	—	—	10
Issuance of common stock and other, net	—	1	—	43	—	—	44
Purchases of treasury stock	—	—	(1,801)	—	—	—	(1,801)
Balance as of September 30, 2022	$9,762	$220	$(13,192)	$17,129	$14,888	$(87)	$28,720
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$18,573
Net income	—	—	—	—	785	—	785
Other comprehensive income, net of tax	—	—	—	—	—	6	6
Dividends on common stock, $0.03 per share	—	—	—	—	(29)	—	(29)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(600)	—	(600)
Issuance of common stock and other, net	—	1	—	140	—	—	141
Purchases of treasury stock	—	—	(3)	—	—	—	(3)
Balance as of September 30, 2021	$9,762	$217	$(10,668)	$16,692	$3,152	$(282)	$18,873

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$20,327
Net income	—	—	—	—	11,377	—	11,377
Other comprehensive income, net of tax	—	—	—	—	—	121	121
Dividends on common stock, $0.39 per share	—	—	—	—	(369)	—	(369)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(600)	—	(600)
Shareholder warrants exercised	—	2	—	251	—	—	253
Options exercised	—	—	—	27	—	—	27
Issuance of common stock and other, net	—	1	—	102	—	—	103
Purchases of treasury stock	—	—	(2,519)	—	—	—	(2,519)
Balance as of September 30, 2022	$9,762	$220	$(13,192)	$17,129	$14,888	$(87)	$28,720
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021 and Occidental’s financial position as of September 30, 2022 and December 31, 2021. Certain data in the Consolidated Condensed Financial Statements and notes for prior periods have been reclassified to conform to the current presentation. The income and cash flows for the periods ended September 30, 2022 and 2021 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of September 30, 2022 and 2021:

millions	2022	2021
Cash and cash equivalents	$1,233	$2,059
Restricted cash and restricted cash equivalents included in other current assets	31	220
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	15	15
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,279	$2,294

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic, state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the nine months ended September 30, 2022 and 2021, respectively:

millions	2022	2021
Income tax payments	$1,885	$502
Income tax refunds received	$89	$70
Interest paid (a)	$1,236	$1,432
(a)    Net of capitalized interest of $50 million and $46 million for the nine months ended September 30, 2022 and 2021, respectively.

BERKSHIRE HATHAWAY OWNERSHIP
Berkshire Hathaway is a related party of Occidental due to its ownership of Occidental's common stock. During the third quarter of 2022, Berkshire Hathaway increased its ownership in Occidental to approximately 194 million shares of common stock. Occidental has, from time to time, contracted with Berkshire Hathaway for the provision of electricity, rail and insurance. In addition, certain Berkshire Hathaway subsidiaries purchase various chemicals from our chemical segment. While these types of transactions between Berkshire Hathaway and Occidental have not been significant, Occidental will continue to assess the financial significance of our transactions with Berkshire Hathaway and its subsidiaries.

WES INVESTMENT
In July 2022, Occidental sold 10.0 million limited partner units of WES for proceeds of $253 million, resulting in a gain of $62 million. As of September 30, 2022, Occidental owned all of the 2.3% non-voting general partner interest and 49.4% of the limited partner units in WES. On a combined basis, with its 2% non-voting limited partner interest in WES Operating, Occidental's total effective economic interest in WES and its subsidiaries was 51.5%.

DISCONTINUED OPERATIONS
The nine months ended 2021 included a $412 million after-tax loss contingency in discontinued operations associated with its former operations in Ecuador, which was primarily recorded in the first quarter of 2021. See Note 9 - Lawsuits, Claims, Commitments and Contingencies. In addition, the results of operations for Ghana for the nine months ended September 30, 2021, an after-tax loss of $32 million, are presented as discontinued operations. The Ghana assets were sold in October 2021.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of September 30, 2022, trade receivables, net, of $4.0 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
millions	2022	2021	2022	2021

Revenue from customers	$9,359	$6,880	$27,923	$18,166
All other revenues (a)	31	(88)	492	(123)
Net sales	$9,390	$6,792	$28,415	$18,043
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

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended September 30, 2022
Oil and gas
Oil	$4,369	$1,061	$—	$5,430
NGL	658	127	—	785
Gas	786	88	—	874
Other	8	1	—	9
Segment total	$5,821	$1,277	$—	$7,098
Chemical	$1,572	$102	$—	$1,674
Midstream and marketing	$859	$132	$—	$991
Eliminations	$—	$—	$(404)	$(404)
Consolidated	$8,252	$1,511	$(404)	$9,359

millions	United States	International	Eliminations	Total

Three months ended September 30, 2021
Oil and gas
Oil	$3,056	$766	$—	$3,822
NGL	642	90	—	732
Gas	399	76	—	475
Other	26	1	—	27
Segment total	$4,123	$933	$—	$5,056
Chemical	$1,329	$66	$—	$1,395
Midstream and marketing	$543	$147	$—	$690
Eliminations	$—	$—	$(261)	$(261)
Consolidated	$5,995	$1,146	$(261)	$6,880

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2022
Oil and gas
Oil	$13,311	$2,958	$—	$16,269
NGL	2,139	302	—	2,441
Gas	1,916	225	—	2,141
Other	15	3	—	18
Segment total	$17,381	$3,488	$—	$20,869
Chemical	$4,984	$281	$—	$5,265
Midstream and marketing	$2,410	$478	$—	$2,888
Eliminations	$—	$—	$(1,099)	$(1,099)
Consolidated	$24,775	$4,247	$(1,099)	$27,923

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2021
Oil and gas
Oil	$8,548	$1,998	$—	$10,546
NGL	1,498	220	—	1,718
Gas	963	216	—	1,179
Other	18	2	—	20
Segment total	$11,027	$2,436	$—	$13,463
Chemical	$3,494	$175	$—	$3,669
Midstream and marketing	$1,362	$430	$—	$1,792
Eliminations	$—	$—	$(758)	$(758)
Consolidated	$15,883	$3,041	$(758)	$18,166

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. Inventories consisted of the following:

millions	September 30, 2022	December 31, 2021

Raw materials	$110	$96
Materials and supplies	882	783
Commodity inventory and finished goods	1,044	1,066
	2,036	1,945
Revaluation to LIFO	(99)	(99)
Total	$1,937	$1,846

NOTE 4 - DIVESTITURES AND OTHER TRANSACTIONS

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

NOTE 5 - LONG-TERM DEBT

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	September 30, 2022	December 31, 2021
Total borrowings at face value	$19,089	$28,493
Adjustments to book value:
Unamortized premium, net	1,321	670
Debt issuance costs	(79)	(135)
Net book value of debt	$20,331	$29,028
Long-term finance leases	552	504
Current finance leases	141	85
Total debt and finance leases	$21,024	$29,617
Less: current maturities of financing leases	(141)	(85)
Less: current maturities of long-term debt	(405)	(101)
Long-term debt, net	$20,478	$29,431

DEBT ACTIVITY
In the third quarter of 2022, Occidental repaid debt with maturities ranging from 2024 through 2048 and a face value of $1.3 billion.
For the nine months ended September 30, 2022, Occidental used $8.3 billion of cash to repay debt maturities ranging from 2022 through 2049 with a face value of $9.4 billion and a net book value of $8.7 billion, which resulted in a gain of $143 million. Subsequent to September 30, 2022, but before the date of this filing, Occidental repaid additional debt principal of $191 million with maturities ranging from 2024 to 2049. Following these repayments, the face value of Occidental's debt was $18.9 billion.
In October, Occidental exercised a par call for all $340 million of its 2.70% Senior Notes due February 2023. The 2.70% Senior Notes will be redeemed on November 15, 2022.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of September 30, 2022 and December 31, 2021, substantially all of which was classified as Level 1, was approximately $18.6 billion and $31.1 billion, respectively.

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
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on debt issuances. The value of cash flow hedges was insignificant for all periods presented.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of September 30, 2022, Occidental’s derivatives not designated as hedges consisted of marketing derivatives and interest rate swaps.
Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. As of September 30, 2022, the weighted-average settlement price of these forward contracts was $86.82 per barrel and $6.11 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $74.85 per barrel and $4.61 per Mcf for crude oil and natural gas, respectively, as of December 31, 2021. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments:

long (short)	September 30, 2022	December 31, 2021
Oil commodity contracts
Volume (MMbbl)	(28)	(28)
Natural gas commodity contracts
Volume (Bcf)	(141)	(136)

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
Occidental had the following outstanding interest rate swaps as of September 30, 2022:

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
Derivative settlements and collateralization are classified as cash flow from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. Net cash receipts for the nine months ended September 30, 2022 related to interest rate swap agreements were $61 million, which included $86 million paid to settle interest rate swaps, periodic interest settlements of $34 million and the return of $181 million of collateral.

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

September 30, 2022
Marketing Derivatives
Other current assets	$1,921	$210	$—	$(1,970)	$161
Long-term receivables and other assets, net	84	1	—	(84)	1
Accrued liabilities	(1,828)	(159)	—	1,970	(17)
Deferred credits and other liabilities - other	(84)	—	—	84	—
Interest Rate Swaps
Accrued liabilities	—	(221)	—	—	(221)

December 31, 2021
Marketing Derivatives
Other current assets	$1,516	$173	$—	$(1,645)	$44
Long-term receivables and other assets, net	4	1	—	(4)	1
Accrued liabilities	(1,608)	(196)	—	1,645	(159)
Deferred credits and other liabilities - other	(4)	—	—	4	—
Interest Rate Swaps
Accrued liabilities	—	(315)	—	—	(315)
Deferred credits and other liabilities - other	—	(436)	—	—	(436)
(a)These amounts do not include collateral. As of September 30, 2022 and December 31, 2021, $64 million and $323 million of collateral related to interest rate swaps had been netted against derivative liabilities, respectively. Occidental netted $16 million of collateral received from brokers against derivative assets related to marketing derivatives as of September 30, 2022 and netted $110 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of December 31, 2021.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and (losses) related to Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended September 30,		Nine months ended September 30,
Income Statement Classification	2022	2021	2022	2021

Interest Rate Swaps
Gains (losses) on interest rate swaps, net	$70	$(26)	$332	$150
Marketing Derivatives
Net sales (a)	$14	$12	$473	$214
Collars and Calls
Net sales (b)	$—	$(101)	$—	$(339)
(a)    Includes derivative and non-derivative marketing activity.
(b)    All of Occidental's calls and collars expired on or before December 31, 2021.

CREDIT RISK
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed as of September 30, 2022 was $21 million (net of $64 million of collateral), which was primarily related to interest rate swaps. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed as of December 31, 2021 was $107 million (net of $323 million of collateral), which was primarily related to interest rate swaps.

NOTE 7 - INCOME TAXES

LEGAL ENTITY REORGANIZATION
To align Occidental’s legal entity structure with the nature of its business activities after completing the acquisition of Anadarko and subsequent large scale post-acquisition divestiture program, management undertook a legal entity reorganization that was completed in the first quarter of 2022.
As a result of this legal entity reorganization, management made an adjustment to the tax basis in a portion of its operating assets, thus reducing Occidental’s deferred tax liabilities. Accordingly, in the first quarter of 2022, Occidental recorded an estimated non-cash tax benefit of $2.6 billion in connection with this reorganization. The timing of any reduction in Occidental’s future cash taxes as a result of this legal entity reorganization will be dependent on a number of factors, including prevailing commodity prices, capital activity level and production mix. Further refinement of the non-cash tax benefit may be necessary as Occidental finalizes its tax basis calculations, its 2022 tax returns and other information.

INFLATION REDUCTION ACT
In August 2022, Congress passed the Inflation Reduction Act which contains, among other provisions, a corporate book minimum tax on financial statement income, an excise tax on stock buybacks and certain tax incentives related to climate change and clean energy. Occidental is currently evaluating the provisions of this act. The ultimate impact of the Inflation Reduction Act to Occidental will depend on a number of factors including future commodity prices, interpretations and assumptions as well as additional regulatory guidance.

The following summarizes components of income tax expense on continuing operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
millions	2022	2021	2022	2021
Income from continuing operations before income taxes	$3,648	$1,217	$11,717	$1,675
Current
Federal	$(297)	$(170)	$(1,152)	$(170)
State and Local	(43)	(23)	(127)	(12)
Foreign	(290)	(174)	(826)	(456)
Total current tax expense	$(630)	$(367)	$(2,105)	$(638)
Deferred
Federal	(264)	19	1,718	35
State and Local	5	23	83	106
Foreign	(13)	(62)	(36)	51
Total deferred tax benefit (expense)	$(272)	$(20)	$1,765	$192
Total income tax expense	$(902)	$(387)	$(340)	$(446)
Income from continuing operations	$2,746	$830	$11,377	$1,229
Worldwide effective tax rate	25%	32%	3%	27%

The 25% and 32% worldwide effective tax rates for the three months ended September 30, 2022 and 2021, respectively, and 27% for the nine months ended September 30, 2021, were primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. These effective rates differ from the 3% tax rate for income from continuing operations for the nine months ended September 30, 2022, which was impacted by a non-cash tax benefit associated with Occidental's legal entity reorganization as described above.

NOTE 8 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

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

ENVIRONMENTAL REMEDIATION
As of September 30, 2022, Occidental participated in or monitored remedial activities or proceedings at 166 sites. The following table presents Occidental’s current and non-current environmental remediation liabilities as of September 30, 2022. The current portion, $155 million, is included in accrued liabilities and the non-current portion, $893 million, in deferred credits and other liabilities-environmental remediation liabilities.
Occidental’s environmental remediation sites are grouped into four categories: sites listed or proposed for listing by the U.S. EPA on the CERCLA NPL and three categories of non-NPL sites—third-party sites, Occidental-operated sites and closed or non-operated Occidental sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL sites	30	$445
Third-party sites	71	237
Occidental-operated sites	13	105
Closed or non-operated Occidental sites	52	261
Total	166	$1,048

As of September 30, 2022, Occidental’s environmental liabilities exceeded $10 million each at 16 of the 166 sites described above and 99 of the sites had liabilities from zero to $1 million each. Based on current estimates, Occidental expects to expend funds corresponding to approximately 40% of the period-end remediation balance at the sites described above over the next three years to four years and the remaining balance at these sites over the subsequent 10 or more years. Occidental believes its range of reasonably possible additional losses beyond those liabilities recorded for environmental remediation at these sites could be up to $1.2 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus, has not changed materially since December 31, 2021.

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
In September 2021, the EPA issued a ROD with an estimated cost of $441 million for an interim remedy plan for the upper nine miles of the Lower Passaic River (OU-4 ROD). At this time, Occidental's role or responsibilities under the OU-4 ROD, and those of other potentially responsible parties, have not been determined with the EPA. In January 2022, OxyChem offered to design and implement the interim remedy for OU-4 subject to certain conditions. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU-2 and OU-4. OxyChem responded to the EPA's letter in June 2022, reaffirming the offer to design the remedy for OU-4 and offering to enter into additional sequential agreements to remediate OU-2 and OU-4, subject to certain conditions. The EPA has not responded to OxyChem's June 2022 response.
In June 2017, the court overseeing the Maxus bankruptcy approved a Plan of Liquidation to liquidate Maxus and create a trust to pursue claims against current and former parents and certain of their respective subsidiaries and affiliates of YPF and Repsol, as well as others to satisfy claims by Occidental and other creditors for past and future cleanup and other costs. In July 2017, the court-approved Plan of Liquidation became final and the trust became effective. The trust is pursuing claims against YPF, Repsol and others and is expected to distribute assets to Maxus' creditors in accordance with the trust agreement and Plan. In June 2018, the trust filed its complaint against YPF and Repsol in Delaware bankruptcy court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the bankruptcy court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case away from the bankruptcy court. The trust, YPF, and Repsol each filed motions for summary judgment, and the bankruptcy court denied all but one motion in the second quarter of 2022. Trial is set for March 2023.

NOTE 9 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

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
In accordance with applicable accounting guidance, Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for environmental remediation and the arbitration award disclosed below, that satisfy this criteria as of September 30, 2022 and 2021 were not material to Occidental’s Consolidated Condensed Balance Sheets.
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The awarded amount represented a recovery of Occidental's 60% of the value of Block 15. In 2017, Andes filed a demand for arbitration, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental contends that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. On March 26, 2021, the arbitration tribunal issued an award in favor of Andes and against OEPC in the amount of $391 million plus interest. In June 2021, OEPC filed a motion to vacate the award due to concerns regarding the validity of the award. In addition, OEPC has made a demand for significant additional claims not addressed by the arbitration tribunal that OEPC has against Andes relating to Andes' 40% share of costs, liabilities, losses and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties. In December 2021, the U.S. District Court Southern District of New York confirmed the arbitration award, plus prejudgment interest, in the aggregate amount of $558 million. OEPC has appealed the judgment.
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

TAX MATTERS
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and international tax jurisdictions. Tax years through 2020 for U.S. federal income tax purposes have been audited by the IRS pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Tax years through 2014 have been audited for state income tax purposes. Significant audit matters in international jurisdictions have been resolved through 2010. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
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
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, Occidental would be required to repay approximately $1.3 billion in federal taxes, $28 million in state taxes and accrued interest of $369 million. A liability for this amount plus interest is included in deferred credits and other liabilities-other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2022, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the effects of Occidental's share repurchases as part of the $3.0 billion stock repurchase plan announced in February 2022, along with other transactions in Occidental's stock:

Period	Exercise of Warrants and Options	(a)	Other	(b)	Treasury Stock Purchases	(c)	Common Stock Outstanding	(d)
December 31, 2021							934,074,700
First Quarter 2022	1,082,282		2,764,746		(730,746)		937,190,982
Second Quarter 2022	3,409,920		42,342		(11,679,732)		928,963,512
Third Quarter 2022	7,667,545		18,280		(28,571,576)		908,077,761
Total 2022	12,159,747		2,825,368		(40,982,054)		908,077,761
(a)    Approximately $280 million of cash was received as a result of the exercise of common stock warrants and options.
(b)    Consists of issuances from the 2015 long-term incentive plan, the OPC savings plan, dividend reinvestment plan and Anadarko restricted stock awards.
(c)    In addition to the 39.6 million shares that Occidental repurchased under its share repurchase plan during the nine months ended September 30, 2022, Occidental subsequently repurchased an additional 2.2 million shares under its share repurchase plan in the period from October 1, 2022, through November 7, 2022.
(d)    As of September 30, 2022, Occidental has 104.1 million outstanding warrants with a strike of $22 per share and 83.9 million of warrants with a strike of $59.62 per share.

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
millions except per-share amounts	2022	2021	2022	2021

Income from continuing operations	$2,746	$830	$11,377	$1,229
Loss from discontinued operations	—	(2)	—	(444)
Net income	$2,746	$828	$11,377	$785
Less: Preferred stock dividends	(200)	(200)	(600)	(600)
Net income attributable to common stock	$2,546	$628	$10,777	$185
Less: Net income allocated to participating securities	(18)	(5)	(76)	(1)
Net income, net of participating securities	$2,528	$623	$10,701	$184
Weighted-average number of basic shares	922.0	935.4	933.0	934.4
Basic income per common share	$2.74	$0.67	$11.47	$0.20

Net income attributable to common stock	$2,546	$628	$10,777	$185
Less: Net income allocated to participating securities	(17)	(5)	(70)	(1)
Net income, net of participating securities	2,529	623	10,707	184
Weighted-average number of basic shares	922.0	935.4	933.0	934.4
Dilutive securities	80.5	22.3	72.9	19.8
Dilutive effect of potentially dilutive securities	1,002.5	957.7	1,005.9	954.2
Diluted income per common share	$2.52	$0.65	$10.64	$0.19

For the three and nine months ended 2022, there were no Occidental common stock warrants nor options that were excluded from diluted shares. For the three and nine months ended 2021, warrants and options covering approximately 87 million shares of Occidental common stock were excluded from diluted shares as their effect would have been anti-dilutive.

NOTE 11 - SEGMENTS

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended September 30, 2022
Net sales	$7,098	$1,691	$1,005	$(404)	$9,390
Income (loss) from continuing operations before income taxes	$3,345	$580	$104	$(381)	$3,648
Income tax expense	—	—	—	(902)	(902)
Income (loss) from continuing operations	$3,345	$580	$104	$(1,283)	$2,746

Three months ended September 30, 2021
Net sales	$4,955	$1,396	$702	$(261)	$6,792
Income (loss) from continuing operations before income taxes	$1,467	$407	$20	$(677)	$1,217
Income tax expense	—	—	—	(387)	(387)
Income (loss) from continuing operations	$1,467	$407	$20	$(1,064)	$830

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Nine months ended September 30, 2022
Net sales	$20,869	$5,284	$3,361	$(1,099)	$28,415
Income (loss) from continuing operations before income taxes	$10,337	$2,051	$318	$(989)	$11,717
Income tax expense	—	—	—	(340)	(340)
Income (loss) from continuing operations	$10,337	$2,051	$318	$(1,329)	$11,377

Nine months ended September 30, 2021
Net sales	$13,124	$3,671	$2,006	$(758)	$18,043
Income (loss) from continuing operations before income taxes	$2,036	$970	$272	$(1,603)	$1,675
Income tax expense	—	—	—	(446)	(446)
Income (loss) from continuing operations	$2,036	$970	$272	$(2,049)	$1,229
(a)    The three months ended September 30, 2021 included $97 million of oil, gas and CO2 net derivative losses. The nine months ended September 30, 2022 included $147 million of gains, primarily related to the sale of certain non-strategic assets in the Permian Basin. The nine months ended September 30, 2021 included $277 million of oil, gas and CO2 net derivative losses and $173 million of asset impairments.
(b)    The three and nine months ended September 30, 2022 included $84 million and $186 million of net derivative mark-to-market losses, respectively, and $62 million of gain on the sale of 10 million limited partner units in WES. The nine months ended September 30, 2021 included $124 million of gains on sales, primarily from the sale of 11.5 million limited partner units in WES, and $176 million in net derivative mark-to-market losses.
(c)    The three months ended September 30, 2022 included a $70 million net gain on interest rate swaps. The nine months ended September 30, 2022 included a non-cash tax benefit of $2.6 billion in connection with Occidental's legal entity reorganization, which is further discussed in the Income Taxes section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q, as well as $332 million of net gains on interest rate swaps, $143 million of net gains on early debt extinguishment and $82 million of Anadarko acquisition-related costs. The three months ended September 30, 2021 included $88 million of losses on debt tenders. The nine months ended September 30, 2021 also included $150 million of net gains on interest rate swaps and $122 million of Anadarko acquisition-related costs.

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
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings; the scope and duration of the COVID-19 pandemic and ongoing actions taken by governmental authorities and other third parties in response to the pandemic; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets; governmental actions, war (including the Russia-Ukraine war) and political conditions and events; legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deep-water and onshore drilling and permitting regulations and environmental regulations (including regulations related to climate change); environmental risks and liability under federal, regional, state, provincial, tribal, local and international environmental laws and regulations (including remedial actions); Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2021 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the nine months ended September 30, 2022 was $98.09, compared to $64.82 for the nine months ended September 30, 2021. The return of oil demand to its pre-pandemic levels, the ongoing global impact of the Russia-Ukraine war and whether the oil industry will be able to sustain a continued supply response have resulted in a significant increase in benchmark oil prices year-over-year. Occidental does not operate or own assets in either Russia or Ukraine. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, evolving macro-economic environment and recent activity from OPEC and non-OPEC oil producing countries and the Biden Administration.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, locking in pricing on longer term contracts and working closely with vendors to secure the supply of critical materials. As of September 30, 2022, substantially all of Occidental's outstanding debt is fixed rate. As interest rates have been increasing the fair value of our debt and interest rate swaps have decreased, this has resulted in more favorable terms to repay or settle such instruments.

2022 PRIORITIES
Occidental’s capital and operational priorities for 2022 are intended to maximize cash flow by sustaining 2021 production levels and maintaining capital discipline. Occidental intends to utilize operating cash flows to:

■continue to reduce financial leverage;
■maintain a robust liquidity position; and
■continue its shareholder return framework in the form of a sustainable common share dividend and an active share buyback plan.

During the first nine months of 2022, Occidental generated cash flow from continuing operations of $12.8 billion and incurred capital expenditures of $3.0 billion.

LIABILITY MANAGEMENT
Occidental repaid debt with maturities ranging from 2024 through 2048 and a face value of $1.3 billion. Subsequent to September 30, 2022, but before the date of this filing, Occidental repaid additional debt principal of $191 million with maturities ranging from 2024 to 2049. Following these repayments, the face value of Occidental's debt was $18.9 billion and near-term debt maturities are $362 million in 2023 and $1.3 billion in 2024. In October, Occidental exercised a par call for all $340 million of its 2.70% Senior Notes due February 2023, which will be redeemed on November 15, 2022. Cash on hand, cash flow from operations, funds available from the RCF and/or the receivables securitization facility could be used to service near term debt maturities.
For the nine months ended September 30, 2022, Occidental used $8.3 billion of cash, which reduced outstanding debt with a total face value of $9.4 billion and a net book value of $8.7 billion, which resulted in a gain of $143 million. In addition, in the third quarter of 2022, Occidental terminated interest rate swaps with a notional principal amount of $275 million for $86 million, which is net of collateral previously held by the bank.

DEBT RATINGS
As of September 30, 2022, Occidental’s long-term debt was rated Ba1 by Moody’s Investors Service, BB+ by Fitch Ratings and BB+ by Standard and Poor’s. Occidental received credit rating upgrades from all three agencies in the period from December 2021 through March 2022. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental or its subsidiaries may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.

SHAREHOLDER RETURNS
During the nine months ended September 30, 2022, Occidental declared dividends to common shareholders of $369 million or $0.39 per share and repurchased 41.0 million common shares at an average price of $61.47. In the period from October 1, 2022, through November 7, 2022, Occidental repurchased an additional 2.2 million shares for $148 million under its share repurchase plan.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

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

SELECTED STATEMENTS OF OPERATIONS ITEMS
The following tables set forth consolidated sales from continuing operations as well as sales and earnings of each operating segment and corporate items:

Q3 2022 compared to Q2 2022

millions	Three months ended September 30, 2022	% Change	Three months ended June 30, 2022
Net sales (a)
Oil and gas	$7,098	(8)%	$7,696
Chemical	1,691	(11)%	1,909
Midstream and marketing	1,005	(32)%	1,474
Eliminations	(404)	—%	(403)
Total	9,390	(12)%	10,676
Income from continuing operations
Oil and gas (b)	3,345	(18)%	4,094
Chemical	580	(28)%	800
Midstream and marketing (b)	104	(61)%	264
Total	4,029	(22)%	5,158
Unallocated Corporate Items (b)
Interest expense, net	(285)	(150)%	(114)
Income tax expense	(902)	27%	(1,231)
Other items, net	(96)	(66)%	(58)
Income from continuing operations	$2,746	(27)%	$3,755
(a)    Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

Net sales decreased for the three months ended September 30, 2022, compared to the immediately preceding quarter, primarily due to lower sulfur prices at Al Hosn Gas in the midstream and marketing segment, lower crude oil and NGL prices in the oil and gas segment, and, in the chemical segment, lower sales volumes across most product lines and lower realized PVC prices, partially offset by higher caustic soda prices. Decreases were partially offset by higher sales volumes and natural gas prices in the oil and gas segment and the timing impact of crude oil sales in the marketing business.
Purchased commodities decreased for the three months ended September 30, 2022, compared to the immediately preceding quarter, due to lower prices on third-party crude purchases related to the midstream and marketing segment.
Interest expense, net increased for the three months ended September 30, 2022, compared to the immediately preceding quarter, due to the net gains recorded in the second quarter for early debt repayments. See further discussion in Note 5 - Long-Term Debt in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
Income tax expense decreased for the three months ended September 30, 2022, compared to the immediately preceding quarter, primarily due to lower pre-tax income. See further discussion under the heading Income Taxes.

YTD 2022 compared to YTD 2021

millions	Nine months ended September 30, 2022	% Change	Nine months ended September 30, 2021
Net sales (a)
Oil and gas	$20,869	59%	$13,124
Chemical	5,284	44%	3,671
Midstream and marketing	3,361	68%	2,006
Eliminations	(1,099)	(45)%	(758)
Total	28,415	57%	18,043
Income from continuing operations
Oil and gas (b)	10,337	408%	2,036
Chemical	2,051	111%	970
Midstream and marketing (b)	318	17%	272
Total	12,706	288%	3,278
Unallocated Corporate Items (b)
Interest expense, net	(770)	37%	(1,229)
Income tax expense	(340)	24%	(446)
Other items, net	(219)	41%	(374)
Income from continuing operations	$11,377	826%	$1,229
(a)    Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.
(b)    Please refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

Net sales increased for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to higher crude oil, NGL and natural gas prices in the oil and gas segment and higher realized prices and improved demand across most chemical product lines.
Oil and gas operating expense increased for the nine months ended September 30, 2022, compared to the same period in 2021, primarily as a result of higher surface operations costs in the domestic operations and higher purchased injectant costs in the Permian.
Chemical and midstream cost of sales increased for the nine months ended September 30, 2022, compared to the same period in 2021, primarily as a result of higher raw material costs in the chemical segment and increased power generation costs in the midstream and marketing segment.
Purchased commodities increased for the nine months ended September 30, 2022, compared to the same period in 2021, due to higher prices on third-party crude purchases related to the midstream and marketing segment.
Taxes other than on income increased for the nine months ended September 30, 2022, compared to the same period of 2021, primarily due to higher production taxes, which are directly tied to revenues.
Depreciation, depletion and amortization expenses decreased for the nine months ended September 30, 2022, compared to the same period of 2021, primarily as a result of lower per Boe DD&A rates due to higher proved reserves as a result of positive program adds during 2021.
Interest and debt expense decreased for the nine months ended September 30, 2022, compared to the same period in 2021, due to lower outstanding debt as a result of debt repayments and debt tenders.
The loss from discontinued operations, net of tax for the nine months ended September 30, 2021 was primarily associated with Occidental's former operations in Ecuador, see Note 9 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

INCOME FROM CONTINUING OPERATIONS
Q3 2022 compared to Q2 2022
Excluding the impact of Items Affecting Comparability detailed in the table below, the decrease in income from continuing operations for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, was primarily due to lower crude oil and NGL prices in the oil and gas segment and lower sales volumes across most chemical product lines and lower PVC prices in the chemical segment, partially offset by higher sales volumes and natural gas prices in the oil and gas segment.

YTD 2022 compared to YTD 2021
Excluding the impact of Items Affecting Comparability detailed in the table below, the increase in income from continuing operations for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to higher crude oil, natural gas liquids and natural gas prices in the oil and gas segment and higher realized pricing across most chemical product lines.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Nine months ended September 30,
millions	September 30, 2022	June 30, 2022	2022	2021
Oil and gas
Asset impairments - domestic	$—	$—	$—	$(173)
Asset sales gains, net	10	22	157	2
Oil, gas and CO2 derivative losses, net	—	—	—	(277)
Total oil and gas	10	22	157	(448)

Midstream and marketing
Asset sales gains, net	62	—	62	124
Derivative gains (losses), net	(84)	96	(186)	(176)
Total midstream and marketing	(22)	96	(124)	(52)

Corporate
Anadarko acquisition-related costs	(4)	(13)	(82)	(122)
Interest rate swap gains, net	70	127	332	150
Maxus environmental reserve adjustment	—	(22)	(22)	—
Early debt extinguishment gains (losses)	(18)	179	143	(88)
Total corporate	48	271	371	(60)

Income tax impact of legal entity reorganization	42	—	2,636	—
Exploration license expiration tax benefit	10	13	23	—
State tax rate revaluation	—	—	(29)	55
Income taxes	(7)	(87)	(89)	123
Income (loss) from continuing operations	81	315	2,945	(382)
Discontinued operations, net of taxes (a)	—	—	—	(444)
Total	81	315	2,945	(826)
(a) Included in discontinued operations, net of taxes for the nine months ended September 30, 2021 was a loss contingency associated with Occidental's former operations in Ecuador, see Note 9 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information. Results of operations for Ghana were also included in discontinued operations. The Ghana assets were sold in October 2021.

SEGMENT RESULTS OF OPERATIONS
SEGMENT RESULTS OF OPERATIONS
Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil (which includes condensate), NGL, natural gas, CO2 and power. It also optimizes its transportation and storage capacity and invests in entities that conduct similar activities such as WES.

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Nine months ended September 30,
	September 30, 2022	June 30, 2022	2022	2021
Sales Volumes per Day
Oil (Mbbl)
United States	508	495	495	496
International	114	121	111	118
NGL (Mbbl)
United States	233	225	223	214
International	38	34	31	33
Natural Gas (MMcf)
United States	1,217	1,191	1,210	1,303
International	497	458	437	471
Total Continuing Operations Volumes (Mboe) (a)	1,179	1,150	1,135	1,157
Operations Exited or Exiting (b)	—	—	—	24
Total Sales Volumes (Mboe) (a)	1,179	1,150	1,135	1,181
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.
(b)    Operations exited or exiting consisted of Ghana.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended		Nine months ended September 30,
	September 30, 2022	June 30, 2022	2022	2021
Average Realized Prices
Oil ($/Bbl)
United States	$93.43	$108.64	$98.43	$63.16
International	$101.46	$103.99	$97.72	$61.98
Total Worldwide	$94.89	$107.72	$98.30	$62.94
NGL ($/Bbl)
United States	$35.04	$42.80	$39.38	$28.20
International	$36.32	$36.92	$35.14	$24.32
Total Worldwide	$35.22	$42.04	$38.85	$27.68
Natural Gas ($/Mcf)
United States	$7.06	$6.25	$5.83	$2.84
International	$1.92	$1.89	$1.89	$1.68
Total Worldwide	$5.57	$5.03	$4.79	$2.53

Average Index Prices
WTI oil ($/Bbl)	$91.55	$108.41	$98.09	$64.82
Brent oil ($/Bbl)	$97.59	$111.69	$102.21	$67.78
NYMEX gas ($/Mcf)	$7.86	$6.62	$6.21	$3.06

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	104%	99%	100%	97%
Worldwide oil as a percentage of average Brent	97%	96%	96%	93%
Worldwide NGL as a percentage of average WTI	38%	39%	40%	43%
Domestic natural gas as a percentage of average NYMEX	90%	94%	94%	93%

Q3 2022 compared to Q2 2022
Oil and gas segment income was $3.3 billion for the three months ended September 30, 2022, compared with segment income of $4.1 billion for the three months ended June 30, 2022. Excluding the impact of gains on sale, oil and gas segment results for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, reflected lower oil and NGL prices, partially offset by higher sales volumes and natural gas prices.
The increase in average daily sales volumes from continuing operations of 29 Mboe/d for the three months ended September 30, 2022, compared to the three months ended June 30, 2022, primarily reflected increased activity in the Permian Basin.

YTD 2022 compared to YTD 2021
Oil and gas segment income was $10.3 billion for the nine months ended September 30, 2022, compared with segment income of $2.0 billion for the nine months ended September 30, 2021. Excluding the impact of asset impairments and other charges, gains on sale and oil, gas and CO2 derivative gains (losses), oil and gas segment results for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, reflected higher oil, NGL and natural gas prices and lower DD&A rates, partially offset by higher lease operating costs and lower crude oil sales volumes.
The decrease in average daily sales volumes from continuing operations of 22 Mboe/d for the nine months ended September 30, 2022, compared to the same period in 2021, primarily reflected reduced capital investment in the DJ Basin, the impact of rising commodity prices that reduce Occidental's share of production under production sharing contracts and the impact of the planned shutdown of Al Hosn Gas in the first quarter of 2022 to allow for tie in work for the expansion project. These decreases were partially offset by increased development activity resulting in higher oil and NGL production in the Permian Basin.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

			Increase (Decrease) Related to
millions	Three Months Ended June 30, 2022	(b)	Price Realizations	Net Sales Volumes	Three Months Ended September 30, 2022	(b)
United States Revenue
Oil	$4,894		$(712)	$187	$4,369
NGL	783		(163)	38	658
Natural gas	675		91	20	786
Total	$6,352		$(784)	$245	$5,813
International Revenue
Oil (a)	$1,146		$(29)	$(56)	$1,061
NGL	113		(8)	22	127
Natural gas	79		2	7	88
Total	$1,338		$(35)	$(27)	$1,276

			Increase (Decrease) Related to
millions	Nine Months Ended September 30, 2021	(b)	Price Realizations	Net Sales Volumes	Nine Months Ended September 30, 2022	(b)
United States Revenue
Oil	$8,548		$4,763	$—	$13,311
NGL	1,498		574	67	2,139
Natural gas	963		988	(35)	1,916
Total	$11,009		$6,325	$32	$17,366
International Revenue
Oil (a)	$1,998		$762	$198	$2,958
NGL	220		86	(4)	302
Natural gas	216		19	(10)	225
Total	$2,434		$867	$184	$3,485
(a)    Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

Other Significant Activity
In July 2022, Occidental entered into a new production sharing arrangement with Sonatrach and the other Algeria working interest partners which, if approved by the government, will be for a new 25-year term for all of the fields under the current agreement.

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

Q3 2022 compared to Q2 2022
Chemical segment earnings for the three months ended September 30, 2022 were $580 million, compared to $800 million for the three months ended June 30, 2022. The decrease in results was primarily from lower PVC prices and volumes across most product lines, as well as higher energy prices.

YTD 2022 compared to YTD 2021
Chemical segment earnings for the nine months ended September 30, 2022 were $2.1 billion, compared to $970 million for the nine months ended September 30, 2021. The improvement in results was primarily due to higher realized pricing across most product lines, partially offset by higher raw material costs, primarily energy.

MIDSTREAM AND MARKETING SEGMENT
The midstream and marketing segment results can experience volatility depending on commodity price changes, demand impacting export sales and the Midland-to-Gulf-Coast oil spreads. Gas gathering, processing and transportation results are affected by fluctuations in commodity prices and the volumes that are processed and transported through the segment’s plants, as well as the margins obtained on related services from investments in which Occidental has an equity interest.

Q3 2022 compared to Q2 2022
Midstream and marketing segment earnings for the three months ended September 30, 2022 were $104 million, compared with $264 million for the three months ended June 30, 2022. Excluding the impact of derivative gains and losses and gains on sales of assets, the decrease in midstream and marketing segment results was primarily driven by lower sulfur prices at Al Hosn Gas, partially offset by the timing impact of crude oil sales in the marketing business.

YTD 2022 compared to YTD 2021
Midstream and marketing segment earnings for the nine months ended September 30, 2022 were $318 million, compared with $272 million for the nine months ended September 30, 2021. Excluding the impact of derivative losses and gains on sales of assets, the increase in midstream and marketing segment results was due to higher equity income from WES and higher sulfur prices at Al Hosn Gas, which were partially offset by lower marketing results due to the timing impact of crude oil sales.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

	Three months ended		Nine months ended September 30,
millions, except percentages	September 30, 2022	June 30, 2022	2022	2021
Income from continuing operations before income taxes	$3,648	$4,986	$11,717	$1,675
Income tax benefit (expense)
Domestic - federal and state	(599)	(916)	522	(41)
International	(303)	(315)	(862)	(405)
Total income tax expense	(902)	(1,231)	(340)	(446)
Income from continuing operations	$2,746	$3,755	$11,377	$1,229
Worldwide effective tax rate	25%	25%	3%	27%

Occidental estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Occidental operates, adjusted for certain discrete items. Each quarter, Occidental updates these rates and records a cumulative adjustment to its income taxes by applying the rates to the pre-tax income excluding certain discrete items. Occidental’s quarterly estimate of its effective tax rates can vary significantly based on various forecasted items, including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized and the geographic mix of pre-tax income and losses. The 25% worldwide effective tax rate for both the three months ended September 30, 2022 and June 30, 2022 and 27% for the nine months ended September 30, 2021, were primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. This effective rate differs from the 3% effective tax rate for income from continuing operations for the nine months ended September 30, 2022, which was impacted by a non-cash tax benefit associated with Occidental's legal entity reorganization, as further described below.

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

INFLATION REDUCTION ACT
In August 2022, Congress passed the Inflation Reduction Act that contains, among other provisions, a corporate book minimum tax on financial statement income, an excise tax on stock buybacks and certain tax incentives related to climate change and clean energy. Occidental is currently evaluating the provisions of this act. The ultimate impact of the act is yet to be determined and will depend on additional regulatory guidance and interpretations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, Occidental had approximately $1.2 billion of cash and cash equivalents on hand. Through the date of this filing, Occidental has drawn no amounts under its RCF, which has $4.0 billion of borrowing capacity and matures in June 2025. Additionally, Occidental has up to $400 million of available borrowing capacity on its receivables securitization facility which matures in December 2024. There were no amounts outstanding on Occidental's receivable securitization facility as of September 30, 2022.
As of September 30, 2022, Occidental has $562 million remaining of the $3.0 billion share repurchase program that was announced in February 2022. Occidental expects to use cash on hand and cash flow from operations to complete the program in the fourth quarter.
Operating cash flow from continuing operations was $12.8 billion for the nine months ended September 30, 2022, compared to $7.0 billion for the nine months ended September 30, 2021. The increase in operating cash flow from continuing operations was primarily due to higher commodity prices as compared to the same period in 2021.
Occidental’s net cash used by investing activities from continuing operations was $3.0 billion for the nine months ended September 30, 2022, compared to $1.2 billion for the nine months ended September 30, 2021. Capital expenditures, of which the majority were for the oil and gas segment, were approximately $3.0 billion for the nine months ended September 30, 2022, compared to $1.9 billion for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, proceeds from sales of equity investments and other assets, net primarily included the divestitures of non-strategic assets in the Permian Basin and non-operated assets in the DJ Basin as well as the sale of WES units.
Occidental’s net cash used by financing activities from continuing operations was $11.4 billion for the nine months ended September 30, 2022, compared to $6.0 billion for the nine months ended September 30, 2021. Cash used by financing activities for the nine months ended September 30, 2022 reflected the payments of $8.3 billion relating to long-term debt, dividend payments of $863 million on preferred and common stock and treasury share repurchases of $2.5 billion. See Note 5 - Long-Term Debt in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding debt payments. Cash used by financing activities for the nine months ended September 30, 2021 reflected payments on debt of $4.6 billion, net cash payments on interest rate swaps of $824 million and dividend payments on preferred and common stock of $630 million.
Occidental’s Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2023, which, if put in whole, would require a payment of approximately $344 million at such date. None of the outstanding Zero Coupons were put to Occidental in October 2022. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF to satisfy the put should it be exercised.
The remaining interest rate swaps with a fair value of $221 million as of September 30, 2022, have mandatory termination dates in September 2023. The interest rate swaps' fair value, and cash required to settle them on their termination dates, will continue to fluctuate with changes in interest rates through the mandatory termination dates. Depending on market conditions, liability management actions or other factors, Occidental may enter into offsetting interest rate swap positions or settle or amend certain or all of the currently outstanding interest rate swaps.
As of September 30, 2022, and as of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental currently expects its cash on hand, cash flow from operations, funds available from the RCF and/or receivables securitization facility to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.
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
See Note 8 - Environmental Liabilities and Expenditures in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K for additional information regarding Occidental’s environmental liabilities and expenditures.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 9 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended September 30, 2022, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2021 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2022.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party and potential monetary sanctions are involved. Occidental believes proceedings under this threshold are not material to Occidental's business and financial condition. In October 2022, two Occidental subsidiaries reached a settlement in principle of a citizen suit alleging violations of certain federal air quality regulations in New Mexico, which the subsidiaries deny. Under the settlement, which is subject to approval by the New Mexico Federal District Court, the subsidiaries would pay a civil penalty of $500,000 to the U.S. Department of the Treasury and commit to perform a $500,000 supplemental environmental project in lieu of penalties, among other terms. For information regarding other legal proceedings, see Note - 9 Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the nine months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased	(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions)	(b)
First Quarter 2022	730,746		$50.05	—	$3,000
Second Quarter 2022	11,679,732		$58.38	11,190,640
July 1 - 31, 2022	6,427,771		$61.08	6,427,771
Aug 1 - 31, 2022	7,974,189		$64.58	7,811,712
Sept 1 - 30, 2022	14,169,616		$63.02	14,169,616
Third Quarter 2022	28,571,576		$63.02	28,409,099
Total 2022 (c)	40,982,054		$61.47	39,599,739	$562
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
(c)    In addition to the 39.6 million shares that Occidental repurchased under its share repurchase plan during the nine months ended September 30, 2022, Occidental subsequently repurchased an additional 2.2 million shares in the period from October 1, 2022, through November 7, 2022. As of November 7, 2022, the maximum value of shares that may yet be purchased under the plan is approximately $414 million.

Item 6. Exhibits

10.1#*	Letter Agreement by and between Occidental Petroleum Corporation and Sylvia J. Kerrigan dated September 14, 2022.

10.2#*	Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (for awards to Chief Legal Officer).

10.3#*	Transition Services and Separation Agreement by and between Occidental Petroleum Corporation and Marcia E. Backus dated September 29, 2022.

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

November 8, 2022	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller