Form 10-K
period 2022-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2023-02-27
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934		☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2022		For the transition period from to

Commission File Number 1-9210
Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	5 Greenway Plaza, Suite 110	Houston,	Texas
Zip Code	77046
Registrant’s telephone number, including area code	(713)	215-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	OXY	New York Stock Exchange
Warrants to Purchase Common Stock, $0.20 par value	OXY WS	New York Stock Exchange

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

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $53.0 billion computed by reference to the closing price on the New York Stock Exchange of $58.88 per share of Common Stock on June 30, 2022.

As of January 31, 2023, there were 900,072,447 shares of Common Stock outstanding, par value $0.20 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, relating to its 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

ABBREVIATIONS USED WITHIN THIS DOCUMENT
AAPG	American Association of Petroleum Geologists
AOC	Administrative Order on Consent
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Anadarko Acquisition	A transaction pursuant to the Agreement and Plan of Merger dated May 9, 2019, in which Occidental acquired all of the outstanding shares of Anadarko on August 8, 2019, and in which a wholly owned subsidiary of Occidental merged with and into Anadarko
Andes	Andes Petroleum Ecuador Ltd.
ARO	asset retirement obligations
Bcf	billions of cubic feet
Bcf/d	billions of cubic feet per day
Berkshire Hathaway	Berkshire Hathaway Inc.
BLM	U.S. Bureau of Land Management
the Board	Occidental Board of Directors
Boe	barrels of oil equivalent
BOEM	U.S. Bureau of Ocean Energy Management
CCUS	carbon capture, utilization and storage
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
COGCC	Colorado Oil and Gas Conservation Commission
Common Stock Warrants	a distribution of warrants to holders of Occidental common stock
CROCE	cash returns on capital employed
CROCEI	cash return on capital employed incentive
DAC	direct air capture
DASS	Diamond Alkali Superfund Site
DD&A	depreciation, depletion and amortization
DEL	Dolphin Energy Limited
DIB	diversity, inclusion and belonging
DOJ	U.S. Department of Justice
DSCC	Diamond Alkali Chemicals Company
EDC	ethylene dichloride
EOR	enhanced oil recovery
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERG	Employee Resource Group
Exchange Act	Securities Exchange Act of 1934
GAAP	Generally accepted accounting principles
GHG	greenhouse gas
HSE	health, safety and environmental
Kerr-McGee	Kerr-McGee Corporation and certain of its subsidiaries
LIBOR	London Interbank Offered Rate
LIFO	last-in, first-out
OCI	other comprehensive income
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mbbl/d	thousands of barrels per day
Mboe	thousands of barrels equivalent

ABBREVIATIONS USED WITHIN THIS DOCUMENT
Mboe/d	thousands of barrels equivalent per day
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMbtu	million British thermal units
MMcf	millions of cubic feet
NAV	net asset value
NEPA	National Environmental Policy Act
NGL	natural gas liquids
NPL	National Priorities List
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OEPC	Occidental Exploration and Production Company
OLCV	Occidental’s low-carbon ventures businesses
OPEC	Organization of the Petroleum Exporting Countries
Options	stock options
OTC	Over-the-Counter
OU	Operable Unit
OxyChem	Occidental Chemical Corporation, and its consolidated subsidiaries
the Plan	stockholder-approved 2015 Long-Term Incentive Plan, as amended and restated, for certain employees and directors
PP&E	property, plant & equipment
PSC	production sharing contracts
PUD	proved undeveloped
PVC	polyvinyl chloride
RCF	revolving credit facility
Reserves Committee	Corporate Reserves Review Committee
ROD	Record of Decision
RSUs	restricted stock units
Ryder Scott	Ryder Scott Company, L.P.
S&P 500	Standard & Poor’s 500 Stock Index
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sonatrach	The national oil and gas company of Algeria
STEP	Strategic Technical Excellence Program
the Trust	Maxus Liquidating Trust
TSRI	total shareholder return incentive
UAE	United Arab Emirates
VCM	Vinyl chloride monomer
WES	Western Midstream Partners, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2022 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2022

BUSINESS AND PROPERTIES
Part I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES

In this Form 10-K, “Occidental”, “we”, “our” and “the Company” refers to Occidental Petroleum Corporation, a Delaware corporation incorporated in 1986, or Occidental and one or more entities in which it owns a controlling interest (subsidiaries). Occidental conducts its operations through its various subsidiaries and affiliates. Occidental’s executive offices are located at 5 Greenway Plaza, Suite 110, Houston, Texas 77046; telephone (713) 215-7000.

GENERAL

Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical and midstream and marketing. The oil and gas segment explores for, develops and produces oil (which includes condensate), NGL and natural gas. The chemical segment primarily manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil, NGL, natural gas, CO2 and power. It also optimizes its transportation and storage capacity, and invests in entities that conduct similar activities, such as WES.
The midstream and marketing segment also includes OLCV. OLCV seeks to leverage Occidental’s legacy of carbon management expertise to develop CCUS projects, including the commercialization of DAC technology, and invests in other low-carbon technologies intended to reduce GHG emissions from its operations and strategically partner with other industries to help reduce their emissions.

HUMAN CAPITAL RESOURCES

Occidental’s culture is built upon the following core values:

■Lead with Passion
■Outperform Expectations
■Deliver Results Responsibly
■Unleash Opportunities
■Commit to Good

Occidental’s human capital resources and programs are managed by its Human Resources department, with support from business leaders across the company. Occidental’s senior management team plays a key role in setting and monitoring Occidental’s culture, values and broader human capital management practices, with oversight by Occidental’s Board of Directors, the Sustainability and Shareholder Engagement Committee of the Board and the Environmental, Health & Safety Committee of the Board. The Sustainability and Shareholder Engagement Committee periodically receives briefings on Occidental’s human capital strategy and the Environmental, Health & Safety Committee receives briefings on employee and contractor health and safety statistics and related matters, including workforce health and safety initiatives. Senior management and the Board also engage regularly on workforce-related topics.
To enhance senior leadership’s engagement with employees, Occidental hosts quarterly executive virtual conversations where Occidental’s President and CEO, Vicki Hollub, and other executive officers review recent financial and operational performance as well as topics pertinent to employees. Occidental’s CEO also answers employee questions during these conversations. The quarterly executive virtual conversations form one piece of Occidental’s employee outreach and engagement, which consists of newsletters, focus groups and employee resource groups, among other channels and tools.

DIVERSITY, INCLUSION AND BELONGING
The intent of Occidental’s DIB culture is to create an environment where employees’ differences are appreciated, celebrated and encouraged. Occidental conducted a robust survey across the organization, the results of which were reviewed by the Board and became a basis for Occidental’s core values.
The Company’s human capital resources extend across several regions. Occidental has attracted, and continues to recruit, a diverse workforce of exceptional talent, including employees from many nations. This diversity enriches Occidental’s culture, its employees' experiences on the job and contributes to an innovative and effective business model that encourages local communities to thrive. DIB powers Occidental’s innovation and spirit of excellence, as well as its knowledge and results. Embedding DIB into Occidental’s culture enhances collaboration, performance and growth and helps uphold its organizational values.
The DIB Advisory Board, which is chaired by Occidental’s President and CEO and includes members of senior leadership, provides DIB governance and oversight to ensure that Occidental’s integrated DIB strategy is executed and aligns with the Company’s mission, vision and strategic objectives. The DIB Ambassador Committee, which is chaired by Occidental’s Vice President of Diversity and Inclusion, consists of a diverse group of employee representatives from all

OXY 2022 FORM 10-K	3

BUSINESS AND PROPERTIES
business segments, domestic and international. This committee leads company-wide initiatives to raise DIB awareness through educational resources and programs. Educational sessions are available to the entire workforce for continued growth and development on topics such as inclusive leadership, diversity advocacy, recognizing and addressing micro aggressions, overcoming unconscious bias and psychological safety at work.
Occidental’s senior management, together with the support of Occidental’s DIB Advisory Board and the DIB Ambassador Committee, works to leverage employees’ varied backgrounds, unique experiences and points of view to spark innovation, empower growth, outperform expectations and maximize results.
In October 2022, as part of Occidental’s integrated DIB strategy, the Human Resources department launched eight new Employee Resource Groups. An ERG is a group of employees who actively engage in communicating or gathering around a central purpose, mission, background or activity. ERGs can help advance inclusion and a sense of belonging of employees with a common set of interests and/or goals. The mission and goals of ERGs are fully aligned with Occidental’s expectation to be an employer, partner, and neighbor of choice. Each ERG is inclusive of all employees—everyone can benefit from and participate in an ERG, either as a member or an ally. Occidental’s ERGs are as follows:

•Allyship
•Black Employee Network
•Early Career Network
•FRIEND (Friends, Relatives and Individuals Empowering Neurodiversity)
•Hispanic Network
•Mental Health Matters
•Mosaic (Multicultural) Network
•Out (LGBT+) Network
•Veterans Network
•Women of Oxy Network

TALENT ATTRACTION AND RETENTION
Occidental recruits candidates through job fairs, professional societies and campus recruiting, including expanded recruiting at historically black colleges and universities.
In 2022, Occidental began to return to in-person interviews, and the university relations team worked with universities and their staff to ensure that any in-person interviews and events were conducted safely. In addition, all college internships were in-person with appropriate health and safety precautions as senior leadership continued to monitor federal, state and local guidance and public health data.
In response to employee feedback received by the Human Resources department, to attract and retain talent, Occidental implemented the Balanced Workplace Program in 2022 under which eligible office-based employees may opt to work three days in the office and two days at home each week. The program affords employees more flexibility and promotes increased balance. The Human Resources department solicited feedback from employees participating in the Balanced Workplace Program regarding their experience and to gauge interest in other work arrangements. Following review of such feedback, in June 2022, the Human Resources department began conducting a fully remote pilot program for employees in certain functions.
In 2021, Occidental implemented its global Strategic Technical Excellence Program to recruit, develop and retain highly skilled and valued geoscientists, engineers, scientists and other petrotechnical professionals who will collectively drive innovation, advance performance and inspire the future of energy. STEP is a highly valued program for technical contributors to focus and advance on a technical, non-managerial career path and provides a competitive advantage for Occidental through the optimum application of technology. The Chief Petrotechnical Officer leads all aspects of STEP and reports directly to Occidental’s President and CEO.
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

In January 2022, Occidental expanded its development and training opportunities and programs from 94 on-demand professional development classes to over 3,000 on-demand classes with over 26,000 types of learning materials (videos, audio books, etc.).

4	OXY 2022 FORM 10-K

BUSINESS AND PROPERTIES
In May 2022, Occidental launched its new domestic mentoring program, EMPower. The purpose of this program is to provide an avenue for enhancing critical business skills, broadening employee networks, and engaging our employees. This program is available for all domestic employees. EMPower is intended to help employees reach their potential through training and empowerment, allowing employees to advance in their careers and develop critical skills.

EMPLOYEE COMPENSATION AND BENEFITS
In addition to prioritizing employee engagement and development, Occidental’s compensation and benefits program is designed to attract and retain the talent necessary to achieve its business strategy. The compensation and benefits program recognizes and rewards strong company and individual performance with competitive base salaries, an annual bonus program, recognition awards, long-term performance incentives and advancement opportunities. In 2022, Occidental awarded a one-time special bonus to recognize the innovative and dedicated work of the company’s employees and resulting strong operational and financial performance. The Company’s compensation and benefits program is routinely reviewed and benchmarked to ensure competitiveness and to provide the benefits that matter most to current and future employees.
Occidental strives to give employees the tools and resources they need to succeed both professionally and personally and to foster a safe and collaborative work environment. To that end, Occidental offers, and regularly evaluates, its comprehensive health, welfare and retirement and savings benefits plans, professional memberships and work/life balance benefits. It also provides programs to enhance and support employees’ overall well-being, including their physical, mental, social and financial health.
In January 2022, Occidental introduced a new benefit service provider that provides a health care concierge service to help families manage and navigate medical, in-home care, housing, and social/emotional support, for their own or their families’ complex care needs. Furthermore, to make the most of employees’ benefits, it is important employees are aware of all that the company has to offer to help employees live well and work well. In the fall of 2022, members of the company’s Employee Benefits department presented a Total Rewards Roadshow and traveled to numerous Occidental sites to connect with employees, answer questions and share valuable information about benefits.

MENTAL HEALTH
Addressing well-being is imperative to ensure that Occidental’s employees stay resilient, healthy and productive. In 2021, Occidental launched the global well-being campaign “Commit to You” to educate employees and leaders about how its benefits can support them under the four pillars of well-being: mental, physical, social and financial.
In 2022, Occidental prioritized the importance of mental health and well-being through manager and employee programs and events. One program, sponsored by OxyHealth and the Mental Health Matters ERG, was a "Talk Saves Lives" conversation with the American Foundation for Suicide Prevention to learn about common risk factors, how to spot warning signs in others, and how to keep employees, loved ones, and those in the community safe. Most recently, on January 1, 2023, the company launched an enhanced mental health benefit through Lyra Health. Lyra Health provides mental and emotional healthcare that is effective, convenient and personalized to all employees globally.
Occidental continues to be a member of One Mind at Work, an employer coalition dedicated to implementing a gold standard for workplace mental health by combating stigma, improving access to treatment and prevention services and fostering a psychologically safe culture. In 2022, Occidental’s CEO and the Chairman of One Mind at Work participated in a video broadcast for employees about breaking down the stigma around mental health challenges at work and what Occidental employees can expect as we transition into an organization where mental health is an accepted and visible part of its well-being.

HEALTH AND SAFETY
The health and safety of Occidental’s workforce and communities is a top priority. In 2022, the Board approved updates to the company’s longstanding Health, Safety and Environmental Principles (as revised, the HSE and Sustainability Principles) that management recommended based on engagement with shareholders, employees and other stakeholders. The HSE and Sustainability Principles reinforce the alignment among Occidental’s core values, goals and strategies, underpin the operational management system, and help to guide Occidentals global workforce. Occidental endeavors to apply these principles to improve workplace and contractor safety, prevent and mitigate incidents, and safeguard people and the environment in the communities where it operates. In addition to complying with applicable HSE laws, regulations, policies and procedures, employees and contractors are empowered and expected to stop any job or activity if they observe conditions that may give rise to a safety or environmental incident, and they are often recognized for doing so.

OXY 2022 FORM 10-K	5

BUSINESS AND PROPERTIES
WORKFORCE COMPOSITION
The below table approximates regional distribution of Occidental’s employees as of December 31, 2022:

	North America	Middle East	Latin America	Other (a)	Total (b)
Union	416	800	50	—	1,266
Non-Union	7,842	2,624	121	120	10,707
Total	8,258	3,424	171	120	11,973
(a)Other headcount included North Africa, Europe and Asia.
(b)Included approximately 2,800 employees in OxyChem.

The below table approximates the self-reported gender and ethnicity, excluding non-specified ethnicities, of Occidental’s domestic leadership and other employees as of December 31, 2022. Executive and senior officials and managers are considered top leadership while first- and mid-level officials and managers are considered junior leadership. Individual contributors are excluded from the leadership categories but included in all employee percentages.

	Male	Female	White	non-White
All employees	78%	22%	66%	34%
All leadership	78%	22%	75%	25%
Top leadership	83%	17%	85%	15%
Junior leadership	78%	22%	75%	25%

We have also publicly disclosed the Consolidated EEO-1 Report that Occidental submitted in 2022 to the U.S. Equal Employment Opportunity Commission for the 2021 fiscal year, which can be found on the sustainability section of our website.

ENVIRONMENTAL REGULATION

For environmental regulation information, including associated costs, see the information under Environmental Liabilities and Expenditures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Part II, Item 7 of this Form 10-K, Risk Factors under Part I, Item 1A of this Form 10K and in Note 12 - Environmental Liabilities and Expenditures and Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

AVAILABLE INFORMATION

Occidental’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge on its website, www.oxy.com, as soon as reasonably practicable after Occidental electronically files the material with, or furnishes it to, the SEC. In addition, copies of Occidental’s annual report will be made available, free of charge, upon written request.
From time to time, Occidental has made and expects in the future to use its website as a channel of distribution of material information regarding the Company. Financial and other material information regarding the Company is routinely posted on Occidental’s website and accessible at www.oxy.com/investors/.
Information contained on Occidental’s website is not part of or incorporated into this Form 10-K or any other filings with the SEC.

6	OXY 2022 FORM 10-K

BUSINESS AND PROPERTIES

OIL AND GAS OPERATIONS

GENERAL
Occidental primarily conducts its ongoing exploration and production activities in the United States, the Middle East and North Africa. Within the United States, Occidental has operations primarily in Texas, New Mexico and Colorado, as well as offshore in the Gulf of Mexico. Internationally, Occidental primarily conducts operations in the UAE, Oman and Algeria. Refer to the Oil and Gas Acreage section in Supplemental Oil and Gas Information under Item 8 of this Form 10-K for further disclosure of Occidental’s holdings of developed and undeveloped oil and gas acreage.

COMPETITION
As a producer of oil, NGL and natural gas, Occidental competes with numerous other domestic and international public, private and government producers. Oil, NGL and natural gas are sensitive to prevailing global and local market conditions, as well as anticipated market conditions. Occidental’s competitive strategy relies on producing hydrocarbons in a capital efficient manner through developing conventional and unconventional fields, and utilizing primary, secondary (waterflood) and tertiary (CO2 and steam flood) recovery techniques in areas where Occidental has a competitive advantage as a result of its successful operations or investments in shared infrastructure. Occidental also competes to develop and produce its worldwide oil and gas reserves safely, sustainably and cost-effectively, maintain a skilled workforce and use high quality service providers. Occidental believes that its core competencies in CO2 separation, transportation, use, recycling and storage in EOR provide a competitive advantage over its peers as the world transitions to a less carbon-intensive economy and seeks to remove CO2 from the atmosphere.

PROVED RESERVES AND SALES VOLUMES
The table below shows Occidental’s year-end oil, NGL and natural gas proved reserves. See the information under Oil and Gas Segment in the Management's Discussion and Analysis section under Part II, Item 7, of this Form 10-K for details regarding Occidental’s proved reserves, the reserves estimation process, sales and production volumes, production costs and other reserves-related data.

COMPARATIVE OIL AND GAS PROVED RESERVES AND SALES VOLUMES
Oil and NGL is in MMbbl; natural gas is in Bcf.

	2022					2021					2020
	Oil	NGL	Gas	Boe	(a)	Oil	NGL	Gas	Boe	(a)	Oil	NGL	Gas	Boe	(a)
Proved Reserves (b)
United States	1,639	654	4,073	2,972		1,466	564	3,419	2,600		1,144	384	2,446	1,936
International	274	192	2,277	845		305	202	2,431	912		331	215	2,573	975
Total	1,913	846	6,350	3,817		1,771	766	5,850	3,512		1,475	599	5,019	2,911
Sales Volumes
United States	185	83	445	342		182	79	477	341		205	81	561	380
International	41	12	164	81		44	12	172	85		59	13	195	104
Total	226	95	609	423		226	91	649	426		264	94	756	484
(a)Natural gas volumes are converted to Boe at six Mcf of gas per one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.
(b)Excluded reserves and sales volumes related to Occidental’s discontinued operations.

OXY 2022 FORM 10-K	7

BUSINESS AND PROPERTIES

CHEMICAL OPERATIONS

GENERAL
OxyChem owns and operates manufacturing plants at 21 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, Ohio, Tennessee and Texas and at two international sites in Canada and Chile.

COMPETITION
OxyChem competes with numerous other domestic and international chemical producers. OxyChem’s market position was first or second in the United States in 2022 for the principal basic chemical products it manufactured and marketed as well as for VCM. OxyChem ranks in the top three producers of PVC in the United States. OxyChem’s competitive strategy is to be a low-cost producer of its products in order to compete on price.
OxyChem produced the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Raw material for EDC, water treatment and pharmaceuticals	3.2 million tons
Caustic soda	Pulp, paper and aluminum production	3.3 million tons
Chlorinated organics	Refrigerants(a), silicones and pharmaceuticals	1 billion pounds
Potassium chemicals	Fertilizers, batteries, soaps, detergents and specialty glass	0.4 million tons
EDC	Raw material for VCM	2.1 billion pounds
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	150 million pounds
Sodium silicates	Catalysts, soaps, detergents and paint pigments	0.6 million tons
Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons
Vinyls
VCM	Precursor for PVC	6.2 billion pounds
PVC	Piping, building materials and automotive and medical products	3.7 billion pounds
Ethylene	Raw material for VCM	1.3 billion pounds(b)
(a)Included 4CPe, a raw material used in making next generation refrigerants with low global warming and zero ozone depletion potential.
(b)Amount is gross production capacity for 50/50 joint venture with Orbia.

8	OXY 2022 FORM 10-K

BUSINESS AND PROPERTIES

MIDSTREAM AND MARKETING OPERATIONS

GENERAL
Occidental’s midstream and marketing operations primarily support and enhance its oil and gas and chemical businesses. The midstream and marketing segment strives to optimize the use of its gathering, processing, transportation, storage and terminal commitments and to provide access to domestic and international markets. To generate returns, the segment evaluates opportunities across the value chain to provide services to Occidental subsidiaries, as well as third parties. The midstream and marketing segment operates or contracts for services on gathering systems, gas plants, co-generation facilities and storage facilities and invests in entities that conduct similar activities, such as WES and DEL, which are accounted for as equity method investments. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties. DEL owns and operates a pipeline that connects its gas processing and compression plant in Qatar and its receiving facilities in the UAE, and uses its network of DEL-owned and other existing leased pipelines to supply natural gas across the UAE and to Oman. The midstream segment includes Al Hosn Gas, a processing facility in the UAE that removes sulfur from natural gas and processes the natural gas and sulfur for sale. The midstream and marketing segment also includes OLCV businesses.

LOW-CARBON BUSINESS
Leveraging Occidental’s carbon management expertise, OLCV primarily focuses on advancing carbon removal and CCUS projects, including developing and commercializing DAC technology. OLCV also invests in third-party entities that are developing technologies that advance other low-carbon initiatives, including NET Power, a clean energy technology company.

COMPETITION
Occidental’s midstream and marketing businesses operate in competitive and highly regulated markets. Occidental competes for capacity and infrastructure for the gathering, processing, transportation, storage and delivery of its products, which are sold at current market prices or on a forward basis to refiners, end users and other market participants. Occidental’s marketing business competes with other market participants on exchange platforms and through other bilateral transactions with direct counterparties. OLCV and its businesses and investees also face a broad range of competitors including state-owned enterprises; multinational companies in the energy, infrastructure, manufacturing, transportation, technology and financial sectors; and startup companies, with nascent markets for low-carbon products and CO2 removal credits that are subject to rapidly changing laws, regulations, policies and reporting and verification mechanisms that can significantly impact the financing, construction and operation of projects and the development of markets.
Occidental’s midstream and marketing operations are conducted in the locations described below as of December 31, 2022:

Location	Description	Capacity (a)
Gas Plants
Texas, New Mexico and Colorado	Occidental and third-party-operated natural gas/CO2 gathering, compression and processing systems	2.2 Bcf/d
Texas, Rocky Mountains and Other	Equity investment in WES - gas processing facilities	5.0 Bcf/d
UAE	Natural gas processing facilities for Al Hosn Gas	1.3 Bcf/d
Pipelines and Gathering Systems
Texas, New Mexico and Colorado	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	2.8 Bcf/d
Qatar, UAE and Oman	Equity investment in the DEL natural gas pipeline	3.2 Bcf/d
United States	Equity investment in WES involved in gathering and transportation	14,712 miles of pipeline
Power Generation
Texas and Louisiana	Occidental-operated power and steam generation facilities	1,218 megawatts of electricity and 1.6 million pounds of steam per hour
OLCV
Texas	Occidental-owned solar generation facility	16.8 megawatts of electricity
Texas	Equity investment in a zero-emission natural gas generation demonstration facility	up to 50 megawatts of electricity
Canada	Equity investment in developing DAC technology, which captures CO2 directly from the atmosphere	N/A
(a)Amounts are gross, including interests held by third parties. Gas capacities are expressed in Bcf/d.

OXY 2022 FORM 10-K	9

RISK FACTORS

ITEM 1A.    RISK FACTORS
Risks related to government regulations and the environment

Governmental actions and political instability may adversely affect Occidental’s businesses and results of operations.
Occidental’s businesses are subject to, and may be adversely affected by, the actions and decisions of many federal, state, local and international governments and political interests. As a result, Occidental faces risks of:

■New or amended laws and regulations, or new or different applications or interpretations of existing laws and regulations, including those related to drilling, manufacturing or production processes (including flaring and well stimulation techniques such as hydraulic fracturing and acidization), pipelines, labor and employment, taxes, royalty rates, permitted production rates, entitlements, import, export and use of raw materials, equipment or products, use or increased use of land, water and other natural resources, air emissions (including restrictions, taxes or fees on emissions of methane, CO2,or other substances), water recycling and disposal, waste minimization and disposal, public and occupational health and safety, the manufacturing of chemicals, asset integrity management, the marketing or export of commodities, security, environmental protection, and climate change-related and sustainability initiatives, all of which may restrict or prohibit activities of Occidental or its contractors or customers, increase Occidental’s costs or reduce demand for Occidental’s products.
■Violation of certain governmental laws and regulations, which may result in strict, joint and several liability and the imposition of significant administrative, civil or criminal fines and penalties and may also result in liability for remedial actions or assessments. Litigation, orders or other proceedings asserting strict, joint and several liability under such laws and regulations may seek to impose significant administrative, civil or criminal fines and penalties, damages or remedial actions or to require significant changes to, or even closure of, facilities or operations;
■Refusal of, or delay in, the extension or grant of exploration, development or production contracts; and
■Development delays and cost overruns due to approval delays for, or denial of, drilling, construction, environmental and other regulatory approvals, permits and authorizations
.
In November 2021, Congress passed and President Biden signed the Infrastructure Investment and Jobs Act. The Infrastructure Investment and Jobs Act reinstated the federal Superfund excise taxes on various chemicals that OxyChem manufactures. These excise taxes could lead to higher costs and impact margins. The Infrastructure Investment and Jobs Act also authorized the U.S. government to award grants for CCUS research, development and demonstration; carbon transport and storage infrastructure and permitting; carbon utilization and market development; and carbon removal. These grant programs were developed during 2022 and the awarding of grants in 2023 or future years could affect the selection and deployment of competing low-carbon technologies and the financing and market acceptance of proposed projects.
In August 2022, Congress passed and President Biden signed the Inflation Reduction Act, which expanded policy support and incentives for deployment of DAC, CCUS, hydrogen and other low-carbon projects, including several enhancements to federal tax credits. The Inflation Reduction Act also established an escalating methane emissions fee that the EPA will impose on certain upstream and midstream oil and gas operations per metric ton of methane emissions above certain thresholds commencing in 2024. The impact of this fee on Occidental will depend on implementing regulations that are expected to be issued in 2023.
In November 2021, the U.S. Department of the Interior released its Report on the Federal Oil and Gas Leasing Program, recommending increasing royalty rates and rents for drilling programs on federal public lands and in federal offshore waters, in addition to prioritizing leasing in areas with known resource potential and in proximity to existing oil and gas infrastructure and avoiding leasing in areas with competing uses such as recreation, wildlife habitat, conservation and historical and cultural resources. If the U.S. Department of the Interior were to issue regulations implementing these recommendations, Occidental’s subsidiaries could incur increased federal royalties and face restrictions on future potential drilling sites or infrastructure on federal lands.
In January 2022, the U.S. District Court for the District of Columbia invalidated the results of the BOEM oil and gas lease sale 257 in the Gulf of Mexico, in which an Occidental subsidiary was the high bidder on 30 additional new blocks located nearby to its existing host platforms, ruling that the BOEM’s environmental analysis of GHG emissions was inadequate under NEPA. The U.S. Department of the Interior, which oversees federal oil and gas development, is currently reviewing the decision. In August 2022, Congress reinstated the lease sale in the IRA, and the Occidental subsidiary received the leases in October 2022. Motions to dismiss are pending in the legal challenge to the lease sale. The BOEM’s authorization to hold lease sales expired in July 2022. The Bureau of Ocean Energy Management has issued a proposed 2023-2028 Five-Year Program which is subject to environmental review and public comment, and must be approved before future lease sales can occur.
In June 2022, advocacy groups filed a petition in the U.S. District Court for the District of Columbia against the BLM seeking to invalidate numerous drilling permits for oil and gas wells on federal lands in New Mexico and Wyoming, and potentially other states, that were approved by the BLM during the Biden Administration, including certain permits obtained by Occidental subsidiaries. The plaintiffs allege that the BLM failed to comply with various statutes, including NEPA, the Endangered Species Act and the Federal Land Policy and Management Act, by not adequately addressing GHG emissions

10	OXY 2022 FORM 10-K

RISK FACTORS

and climate change in the environmental documents underlying the approvals. Occidental, other producers and multiple trade associations have intervened and the BLM is preparing an administrative record. Similar cases challenge permits issued to other operators with respect to the BLM’s consideration of GHG and other air emissions under NEPA and other statutes.
In January 2023, the White House Council on Environmental Quality issued interim guidance to federal agencies for evaluating GHG emissions under NEPA that applies to certain federal actions such as oil and gas leasing and permitting on federal lands. The interim guidance, which is subject to public comment until March 2023, recommends that agencies quantify a project’s reasonably foreseeable direct and indirect GHG emissions and assign a monetary impact of the GHGs by applying a social cost of carbon selected by the government.
Although the foregoing BOEM proposed Five-Year Program for offshore leasing, the White House Council on Environmental Quality guidance and lawsuits do not affect Occidental’s existing production or planned 2023 drilling and completions activity, restrictions or uncertainty regarding federal lease sales and permits and associated royalty and regulatory requirements could impact the future ability to develop resources efficiently on federal lands and in federal waters.
Significant areas of the Permian Basin in West Texas and Southeast New Mexico are subject to current or proposed land use restrictions under the Endangered Species Act. In August 2022, in response to a lawsuit by advocacy groups, the U.S. Fish and Wildlife Service agreed to decide before the end of June 2023 whether to add the Dunes Sagebrush Lizard to the list of threatened and endangered species. In November 2022, the U.S. Fish and Wildlife Service published a final rule listing the Lesser Prairie Chicken as endangered. Although Occidental has entered into voluntary conservation agreements with respect to these and other species and their associated habitat in the Permian Basin, listing of such species may impose significant operational requirements and costs and increase the potential for litigation and enforcement actions.
In January 2021, the COGCC adopted new regulations that impose siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Pursuant to the regulations, well pads cannot be located within 500 feet of an occupied structure without the consent of the property owner. As part of the permitting process, the COGCC will consider a series of siting requirements for all drilling locations located between 500 feet and 2,000 feet of an occupied structure. Alternatively, the operator may seek a waiver from each owner and tenant within the designated distance. Occidental has a dedicated, multidisciplinary stakeholder relations team that conducts regulatory and community outreach with respect to its permit applications and operations in Colorado. Under these new regulations and through thoughtful surface location planning, Occidental has obtained COGCC approval for five Oil and Gas Development Plans, inclusive of 12 well pad and facility locations and approximately 150 wells. In addition to the approximately 150 wells approved through the Oil and Gas Development Plan process, during the third quarter of 2022, Occidental became the first oil and gas operator in Colorado to obtain COGCC approval for the first Comprehensive Area Plan under the new COGCC rules. This comprehensive plan will support nine well pads and approximately 140 new wells and will provide for substantial future development in a geographically remote area on Colorado’s eastern plains. Oil and Gas Development Plans associated with the Comprehensive Area Plan will be submitted in 2023. While, as of December 31, 2022, Occidental is permitted, or had permit applications submitted to applicable regulatory agencies, for nearly all planned 2023 drilling and completions activity in the DJ Basin, any significant delays could result in changes to our development program in the DJ Basin and our ability to establish new proved undeveloped locations by meeting the SEC’s “reasonably certain” threshold for adding PUD reserves.
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
In 2016, the Toxic Substances Control Act (TSCA) was amended to expand the EPA’s authority to evaluate and regulate new and existing chemicals. The EPA is currently evaluating, or developing regulations with respect to, certain chemicals that OxyChem produces or uses in its chemical manufacturing operations. In April 2022, the EPA issued a proposed rule with respect to one chemical used in OxyChem’s manufacturing operations, but the EPA has not issued final regulations under the 2016 TSCA amendments with respect to any of these chemicals to date. Depending on the scope of any such final regulations, or of future TSCA regulations, OxyChem’s ability to use certain chemicals or to manufacture or sell certain of its products could be restricted and its costs could increase.

OXY 2022 FORM 10-K	11

RISK FACTORS

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

Climate change and further regulation of GHG and other air emissions may adversely affect Occidental’s businesses and results of operations.
Continuing political, social and industry attention to climate change has resulted in both existing and pending international agreements and national, regional and local legislation and regulatory programs to reduce GHG emissions. The Biden Administration has identified climate change as a priority and has described a variety of avenues to prohibit or restrict oil and gas development activities in certain areas. In addition to the governmental actions described above, in February 2021, the Biden Administration established an Interagency Working Group to assign a price to the impact of each metric ton of GHG emissions that federal agencies could use to assess the benefits of more stringent GHG regulations and policy support for low-carbon projects. The Interagency Working Group set an interim value of $51 per metric ton of CO2 emissions at a 3% discount rate, and is expected to issue an updated value in April 2023.
In June 2021, Congress and President Biden reinstated the methane provisions of EPA’s 2012 and 2016 regulations, an action that Occidental supported. In November 2021, the White House Office of Domestic Climate Policy issued a U.S. Methane Emissions Reduction Action Plan that solicited public comment on the EPA’s proposed framework to expand federal regulation of methane and volatile organic compound emissions from a broader set of new upstream and midstream oil and gas operations, as well as various existing operations.
In November 2022, the EPA issued a supplemental proposal that would, through a combination of direct EPA regulation and state implementation plans, expand leak detection and repair programs, require rapid reporting and correction of larger emission sources, require emission controls for new and existing wells and facilities and certain types of activities, require replacement or conversion of certain emitting equipment such as pneumatic controllers, and encourage the use of advanced technologies to detect and measure methane emissions. Provisions applicable to emission sources built or modified after November 2021 would apply upon publication of the final rule, expected in 2023, provisions applicable to existing sources would take effect in 2028, and state plans to implement the rule would be due in 2025. The EPA has also requested public comments on the implementation of the IRA’s methane fee, and on the future expansion of the methane and volatile organic compound regulations to cover additional potential emission sources from abandoned but unplugged wells and certain pipeline and trucking activities. In November 2022, the BLM also proposed regulations to restrict venting and flaring from oil and gas operations on federal lands which are expected to be issued in 2023.
In June 2022, the EPA proposed to amend its GHG Reporting Rule to incorporate additional oil and gas sources and equipment, revise existing emissions estimation methodologies and calculations, and increase data collection, particularly for new or modified emissions sources. The EPA has proposed the amendments to apply to 2023 emissions that must be reported in the first quarter of 2024. These proposed amendments could increase Occidental’s reported estimated emissions from certain sources or types of equipment in its U.S. oil and gas operations. The EPA also proposed changes to the reporting that Occidental submits as a CO2 supplier and for the injection of CO2, as well as a new reporting category for sequestration of CO2 associated with enhanced oil recovery. The IRA also directed the EPA to update its GHG Reporting Rule to require greater use of measurements or empirical data, instead of emissions factors, by the third quarter of 2024.
Several state governments have also established rules aimed at reducing GHG emissions, some including GHG cap and trade programs and others directly regulating equipment that emits GHGs, including methane, and other compounds. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, including refineries and natural gas processing plants, to acquire and surrender emission allowances. Other U.S. states where Occidental operates, including Colorado, New Mexico and Texas, adopted or proposed new regulations, policies or strategies in 2021 and 2022 that increase inspection, recordkeeping, reporting, enforcement and controls on flaring, venting and equipment that emit methane and other compounds at oil and gas facilities. In certain instances, these states anticipate tying the processing and active status of oil and gas permits, including drilling permits, to air emissions and compliance. For example, Colorado has established GHG intensity targets for DJ Basin operators in 2025, 2027 and 2030, which Occidental currently meets.
These and other governmental actions relating to GHG and other air emissions are expected to require Occidental to incur increased operating and maintenance costs including higher rates charged by service providers and costs to purchase, operate and maintain emissions control systems, acquire emission allowances, pay taxes or fees for methane or carbon emissions and comply with new regulatory or reporting requirements; and they could prevent Occidental from conducting oil and gas development activities in certain areas. They could also promote the use of alternative sources of energy and thereby decrease demand for oil, NGL and natural gas and other products that Occidental’s businesses produce, and could also materially impact OLCV’s current or future operations and strategy. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil, NGL, natural gas or other products produced by Occidental’s businesses and lower the value of its reserves. Consequently, governmental actions designed to reduce GHG emissions could have an adverse effect on Occidental’s businesses, financial condition, results of operations, cash flows and reserves.
It is difficult to predict the timing, certainty and scope of such government actions and their ultimate effect on Occidental, which could depend on, among other things, the type and extent of GHG emissions reductions required, the availability and price of emission allowances or credits, the availability and price of alternative fuel sources, the energy sectors covered and

12	OXY 2022 FORM 10-K

RISK FACTORS

Occidental’s ability to recover the costs incurred through its operating agreements or the pricing of its oil, NGL, natural gas and other products and whether service providers are able to pass increased costs through to Occidental.
There also have been efforts in the investment community, including investment advisers, financial institutions and certain sovereign wealth, pension and endowment funds, as well as political actors and other stakeholders, promoting divestment of fossil fuel equities, reducing access to capital markets and pressuring lenders to limit funding or increase the cost of lending to companies engaged in the extraction of fossil fuel reserves. Additionally, institutional lenders who provide financing to oil and gas companies have become more attentive to sustainable lending practices, and some of them may substantially reduce, or elect not to provide, funding for oil and gas companies. Such environmental initiatives aimed at limiting climate change and reducing air emissions could adversely affect Occidental’s business activities, operations and ability to access capital, cause the market value of its securities to decrease or its cost of capital to increase, and adversely affect its reputation. Finally, increasing attention to climate change risks has resulted in an increased possibility of governmental investigations and additional private litigation against Occidental without regard to causation or its contribution to the asserted damage, which could increase its costs or otherwise adversely affect our businesses.

Compliance costs and liabilities associated with health, safety and environmental laws and regulations could have a material adverse effect on Occidental’s or its subsidiaries’ businesses, financial condition and results of operations.
Occidental and its subsidiaries and their respective operations are subject to numerous laws and regulations relating to public and occupational health, safety and environmental protection, including those governing air and GHG emissions, water use and discharges, waste management and protection of wildlife and ecosystems. The requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. Costs of compliance with these laws and regulations are significant and can be unpredictable. These laws sometimes provide for strict liability for events that pose an impact or threat to public health and safety or to the environment, including for funding or performance of remediation and, in some cases, compensation for alleged personal injury, property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs. Strict liability can render Occidental or its subsidiaries liable for damages without regard to their degree of care or fault. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances or materials, and, as a result, Occidental or its subsidiaries could be liable for the actions of others.
Occidental and its subsidiaries use and generate hazardous substances or materials in their respective operations. In addition, many of their current and former properties are, or have been, used for industrial purposes. Accordingly, Occidental or its subsidiaries have been, and could become, subject to significant liabilities relating to the investigation, assessment and remediation of potentially contaminated properties and to claims alleging personal injury or property damage as a result of exposures to, or releases of, hazardous substances or materials. As of the date of this filing, Occidental believes its range of reasonably possibly additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation could be up to $2.7 billion on a consolidated basis. For additional discussion of some of these matters, see Note 12 – Environmental Liabilities and Expenditures and Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
In addition, stricter enforcement or changing interpretations of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require Occidental or its subsidiaries to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on their respective businesses, financial condition and results of operations.

Occidental’s businesses may experience catastrophic events.
The occurrence of severe weather events such as hurricanes, floods, freezes and heat waves, droughts, earthquakes or other acts of nature, pandemics, well blowouts, fires, explosions, pipeline ruptures, chemical releases, oil releases, including maritime releases, releases into navigable waters and groundwater contamination, material or mechanical failure, power outages, industrial accidents, physical or cyber attacks, abnormally pressured or structured formations and other events that cause operations to cease or be curtailed may negatively affect Occidental’s businesses and the communities in which it operates. Coastal operations are particularly susceptible to disruption from severe weather events. Any of these risks could adversely affect Occidental’s ability to conduct operations or result in substantial losses as a result of:

■Damage to and destruction of property and equipment, including property and equipment owned by third-parties which its operations rely upon;
■Damage to natural resources;
■Pollution and other environmental damage, including spillage or mishandling of recovered chemicals or fluids;
■Regulatory investigations, fines and penalties;
■Loss of well location, acreage, expected production and related reserves;
■Suspension or delay of its operations;
■Substantial liability claims; and
■Significant repair and remediation costs that increase its break-even economics.

OXY 2022 FORM 10-K	13

RISK FACTORS

Third-party insurance may not provide adequate coverage or Occidental or its subsidiaries may be self-insured with respect to the related losses. In addition, under certain circumstances, Occidental or its subsidiaries may be liable for environmental conditions on properties that they currently own, lease or operate that were caused by previous owners or operators of those properties. As a result, Occidental or its subsidiaries may incur substantial liabilities to third parties or governmental entities for environmental matters for which they do not have insurance coverage, which could reduce or eliminate funds available for exploration, development, acquisitions or other investments in their respective businesses, or cause them to incur losses.

The COVID-19 pandemic and resulting adverse economic conditions have had, and may continue to have, an adverse effect on Occidental’s businesses and operations and financial condition.
The COVID-19 pandemic caused, and any resurgence of the pandemic could again cause, disrupted global supply chains and significant volatility in the financial markets. Current crude oil, NGL and natural gas demand and prices could be negatively impacted by a resurgence of COVID-19 cases, slow vaccine distribution in certain large international economies or the recurrence or tightening of travel restrictions and stay-at-home orders. If reduced demand for and lower prices of crude oil, NGL and natural gas persist for a prolonged period, Occidental’s operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to its properties may be materially and adversely affected. Occidental has not experienced any significant disruptions as a result of any new COVID-19 variants, and it continues to monitor national, state and local government directives where we have operations or offices. The extent to which the COVID-19 pandemic adversely affects Occidental’s businesses, results of operations and financial condition will depend on future developments, many of which are outside of its control. To the extent the COVID-19 pandemic may continue to adversely affect Occidental’s businesses, results of operations and financial condition, it may also have the effect of heightening the other risks described herein.

Risks related to Occidental’s businesses and operations

Volatile global and local commodity pricing strongly affect Occidental’s results of operations.
Occidental’s financial results correlate closely to the prices it obtains for its products, particularly oil and, to a lesser extent, NGL, natural gas and its chemical products.
Prices for oil, NGL and natural gas fluctuate widely. Historically, the markets for oil, NGL and natural gas have been volatile and may continue to be volatile in the future. If the prices of oil, NGL or natural gas continue to be volatile or decline, Occidental’s operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to its properties may be materially and adversely affected. Prices are set by global and local market forces which are not in Occidental’s control. These factors include, among others:

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
■The ongoing global impact of the Russia-Ukraine war;
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

14	OXY 2022 FORM 10-K

RISK FACTORS

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

Generally, Occidental’s historical practice has been to remain exposed to the market prices of commodities. As of December 31, 2022, there were no active commodity hedges in place. Management may choose to put hedges in place in the future for oil, NGL and natural gas commodities. Commodity price risk management activities may prevent Occidental from fully benefiting from price increases and may expose it to regulatory, counterparty credit and other risks.
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
Oil, NGL and natural gas exploration and production activities are subject to numerous risks beyond Occidental’s control, including the risk that drilling will not result in commercially viable oil, NGL and natural gas production. In its development and exploration activities, Occidental bears the risks of:

■Equipment failures;
■Construction delays;
■Escalating costs or competition for services, materials, supplies or labor;
■Increasing prices as a result of broad inflation
■Property or border disputes;
■Disappointing drilling results or reservoir performance;
■Title problems and other associated risks that may affect its ability to profitably grow production, replace reserves and achieve its targeted returns;
■Actions by third-party operators of its properties;
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

Claims, litigation, government investigations and other proceedings may adversely affect Occidental’s business, consolidated financial position, results of operations and cash flows.
Occidental is subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including regarding our drilling, manufacturing or production processes, commercial disputes, environmental compliance, public health and safety and taxes. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, Occidental may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on Occidental’s business, consolidated financial position, results of operations and cash flows.
For additional discussion of some of these matters, see Note 12 – Environmental Liabilities and Expenditures and Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

OXY 2022 FORM 10-K	15

RISK FACTORS

Disruptions in the political, regulatory, economic, and social environments of the countries in which Occidental operates could adversely affect its reputation, financial condition, results of operations and cash flows.
Occidental’s non-US operations accounted for approximately 15% of its consolidated revenue in 2022, 16% in 2021 and 19% in 2020. Instability and unforeseen changes in any of the markets in which Occidental operates could result in business disruptions or operational challenges that may adversely affect the demand for Occidental’s products and services, or its reputation, financial condition, results of operations or cash flows. These factors include, but are not limited to, the following:

■    Uncertain or volatile political, social, and economic conditions;
■    Social unrest, acts of terrorism, war, or other armed conflict;
■    Public health crises and other catastrophic events, such as the COVID-19 pandemic;
■    Confiscatory taxation or other adverse tax policies;
■    Theft of, or lack of sufficient legal protection for, proprietary technology and other intellectual property;
■    Unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
■    Restrictions on the repatriation of income or capital;
■    Currency exchange controls;
■    Inflation; and
■    Currency exchange, rate fluctuations and devaluations.

Occidental’s oil and gas business operates in highly competitive environments, which affect, among other things, its ability to source production and replace reserves.
Results of operations, reserves replacement and the level of oil and gas production depend, in part, on Occidental’s ability to profitably acquire additional reserves. Occidental has many competitors (including national oil companies), some of which: (i) are larger and better funded; (ii) may be willing to accept greater risks; (iii) have greater access to capital; (iv) have substantially larger staffs; or (v) have special competencies. Competition for access to reserves may make it more difficult to find attractive investment opportunities or require delay of reserve replacement efforts. Further, during periods of low product prices, any cash conservation efforts may delay production growth and reserve replacement efforts. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Occidental’s failure to acquire properties, potentially grow production, replace reserves and attract and retain qualified personnel could have a material adverse effect on its cash flows and results of operations.
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
Reported oil and gas reserves are an estimate based on periodic review of reservoir characteristics and recoverability, including production decline rates, operating performance and economic feasibility at the prescribed weighted average commodity prices, future operating costs and capital expenditures, workover and remedial costs, assumed effects of regulation by governmental agencies, the quantity, quality and interpretation of relevant data, taxes and availability of funds. The procedures and methods for estimating the reserves by Occidental’s internal engineers were reviewed by independent petroleum consultants; however, there are inherent uncertainties in estimating reserves. Actual production, revenues, expenditures, oil, NGL and natural gas prices and taxes with respect to Occidental’s reserves may vary from estimates and the variance may be material. Additional regulation around GHG emissions and future costs related to a less carbon-intensive economy could result in a shortened oil and gas reservoir reserve life as the underlying reserves become uneconomical. If Occidental were required to make significant negative reserve revisions, its results of operations and stock price could be adversely affected.
In addition, the discounted cash flows included in this Form 10-K should not be construed as the fair value of the reserves attributable to Occidental’s properties. The estimated discounted future net cash flows from proved reserves are based on an unweighted arithmetic average of the first-day-of-the-month price for each month within the year in accordance with SEC regulations. Actual future prices and costs may differ materially from SEC regulation-compliant prices and costs used for purposes of estimating future discounted net cash flows from proved reserves. Also, actual future net cash flows may differ from these discounted net cash flows due to the amount and timing of actual production, availability of financing for capital expenditures necessary to develop Occidental’s undeveloped reserves, supply and demand for oil, NGL and natural gas, increases or decreases in consumption of oil, NGL and natural gas and changes in governmental regulations or taxation.

16	OXY 2022 FORM 10-K

RISK FACTORS

Occidental’s future results could be adversely affected if it is unable to execute new business strategies effectively.
Occidental’s results of operations depend on the extent to which it can execute new business strategies effectively relative to both the societal transition to a less carbon-intensive economy and laws, regulations and governmental and private actions regarding the environment and climate change. Occidental’s strategies seek to advance its goals of achieving net-zero emissions (i) from its operations and energy use before 2040, with an ambition to do so before 2035, and (ii) from its total carbon inventory, including the use of its sold products, with an ambition to do so before 2050. Occidental’s strategies and goals are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond its control. Additionally, Occidental may be forced to develop or implement new technologies at substantial costs to achieve its strategies. Effective execution of these goals may require substantial new capital, which might not be available to Occidental in the amounts or at the times expected. In addition, raising such capital may increase its leverage or overall costs of doing business. These uncertainties and costs could cause Occidental to not be able to fully implement or realize the anticipated results and benefits of its business strategies.
Certain of Occidental’s emissions goals are dependent upon the successful implementation of new and existing technologies on an industrial scale. These technologies are in various stages of development or implementation and may require more capital, or take longer to develop, than currently expected. Further, these carbon management technologies are in competition with technologies being developed by other companies. The carbon management solutions are not well established and, while Occidental believes it has access to the technologies and the expertise necessary to develop these solutions on an industrial scale, Occidental may not ultimately succeed in achieving its GHG emissions reduction and net-zero goals.
Occidental’s strategy to include carbon management in its product line is also dependent upon demand for carbon sequestration and related CO2 removal credits, offsets or other attributes. If this market does not develop, or if the regulatory environment does not support carbon management activities, Occidental may not be successful in entering this industry.

Occidental’s aspirations, goals and initiatives related to carbon management and overall sustainability expose it to numerous risks.
Occidental continues to develop new technologies and strategies to position it to meet its emissions reduction and net-zero goals. Occidental’s efforts to research, establish, accomplish and accurately report on our emissions goals, targets and strategies expose it to numerous operational, reputational, financial, legal and other risks. Occidental’s ability to reach our target emissions is subject to a multitude of factors and conditions, many of which are out of its control. Examples of such factors include evolving government regulation and voluntary protocols for reporting or verification of emissions, capture or sequestration, the pace of changes in technology, the successful development and deployment of existing or new technologies and business solutions on a commercial scale, the availability, timing and cost of equipment, manufactured goods and services, and the availability of requisite financing and federal and state incentive programs.
In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. There are multiple proposed or recently adopted changes to various GHG reporting regulations and protocols, including from the EPA, as noted earlier, as well as the SEC, the GHG Protocol and certain countries and states, as well as for additional controls, fees or taxes on emissions. In March 2022, for example, the SEC proposed climate disclosure rules that would require public companies to significantly increase disclosure of GHG emissions and strategies, targets, costs and risks associated with climate change and the energy transition. While Occidental has reported voluntarily on its net-zero pathway and associated goals and targets, as well as GHG emissions estimates, the proposed rules would require both significant additional disclosure and integration of such disclosure directly into financial reporting processes. Occidental and numerous other stakeholders submitted comments to the SEC on the proposed rules. The SEC is expected to issue final rules in 2023. Given the potential significance of these changes for estimation, reporting and verification of GHG emissions, establishing and reporting on goals targets, and estimating and disclosing costs of emissions reduction and the energy transition, Occidental may be required or elect to modify or update reported emissions and its current set of GHG goals and targets to reflect such new or changed regulations and protocols, although we currently expect to retain our overarching net-zero goals and to continue to implement emissions reduction plans that we believe will complement our investments in DAC, CCUS and other low-carbon technologies and infrastructure.
Occidental may face increased scrutiny from the investment community, customers, other stakeholders and the media related to its emissions reduction and net-zero goals and strategies. If Occidental’s emissions goals and strategies to achieve them do not meet evolving investor or other stakeholder expectations or standards, Occidental’s reputation, ability to attract and retain employees and attractiveness as an investment, business partner, supplier or acquirer could be negatively impacted. Similarly, Occidental’s failure or perceived failure to fulfill its emissions goals and targets, to comply with ethical, health, safety, environmental, social, governance or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters effectively could have the same negative impacts and further expose Occidental to government enforcement actions and private litigation. Even if Occidental achieves its goals, targets and objectives, it may not realize all of the benefits that it expected at the time the goals were established.

OXY 2022 FORM 10-K	17

RISK FACTORS

Occidental has previously recorded impairments of its proved and unproved oil and gas properties and will continue to assess further impairments in the future.
Occidental has recorded impairments of its proved and unproved oil and gas properties resulting from prolonged declines in oil and gas prices and may record such impairments in the future. Past impairments included pre-tax impairment and related charges to both proved and unproved oil and gas properties and a lower of cost or net realizable value adjustment for crude inventory. If there is an adverse downturn of the macroeconomic conditions and if such downturn is expected to or does persist for a prolonged period of time, Occidental’s oil and gas properties may be subject to further testing for impairment, which could result in additional non-cash asset impairments. Such impairments could be material to the financial statements.
Future costs associated with reducing emissions and carbon impacts, as well as impacts resulting from other risk factors described herein, could lead to impairments in the future, if such costs significantly increase Occidental’s breakeven economics.

Occidental uses CO2 for its EOR operations. Occidental’s production from these operations may decline if Occidental is not able to obtain sufficient amounts of CO2.
Occidental’s CO2 EOR operations are critical to Occidental’s long-term strategy. Oil production from Occidental’s CO2 EOR projects depends largely on having access to sufficient amounts of naturally occurring or anthropogenic (human-made) CO2. Occidental’s ability to produce oil from its CO2 EOR projects would be hindered if the supply of CO2 was limited due to, among other things, problems with current CO2 producing wells and facilities, including compression equipment, catastrophic pipeline failure or the ability to economically purchase naturally occurring or anthropogenic CO2. This could have a material adverse effect on Occidental’s financial condition, results of operations or cash flows. Future oil production from its CO2 EOR operations is dependent on the timing, volumes and location of CO2 injection and, in particular, Occidental’s ability to obtain sufficient volumes of CO2. Market conditions may cause the delay or cancellation of the development of naturally occurring CO2 sources or construction of plants that produce anthropogenic CO2 as a byproduct that can be purchased, thus limiting the amount of CO2 available for use in Occidental’s CO2 EOR operations.

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
Information and industrial control technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays, impeding processing of transactions and reporting financial results, leading to the unintentional disclosure of company, partner, customer or employee information or could damage our reputation. A cyber attack involving our information or industrial control systems and related infrastructure, or that of our business associates, could negatively impact our operations in a variety of ways, including, but not limited to, the following:

■Unauthorized access to seismic data, reserves information, strategic information or other sensitive or proprietary information could have a negative impact on Occidental’s ability to compete for oil and natural gas resources;
■Data corruption, communication or systems interruption or other operational disruption during drilling activities could result in delays and failure to reach the intended target or cause a drilling incident;
■Data corruption, communication or systems interruption or operational disruptions of production-related infrastructure could result in a loss of production or accidental discharge;
■A cyber attack on OxyChem’s operations could result in a disruption of the manufacturing and marketing of its products or a potential HSE hazard;
■A cyber attack on a vendor or service provider could result in supply chain disruptions, which could delay or halt our construction and development projects;
■A cyber attack on third-party gathering, pipeline, processing, terminal or other infrastructure systems could delay or prevent Occidental from producing, transporting, processing and marketing its production;
■A cyber attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing Occidental from marketing its production or engaging in hedging activities;
■A cyber attack that halts activities at a power generation facility or refinery using natural gas as feedstock could have a significant impact on the natural gas market;
■A cyber attack on a communications network or power grid could cause operational disruption;
■A cyber attack on Occidental’s automated and surveillance systems could cause a loss in production and potential HSE hazards;
■A deliberate corruption of Occidental’s financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and
■A cyber attack resulting in the loss or disclosure of, or damage to, Occidental’s or any of its customer’s or supplier’s data or confidential information could harm its business by damaging its reputation, subjecting Occidental to

18	OXY 2022 FORM 10-K

RISK FACTORS

potential financial or legal liability and requiring it to incur significant costs, including costs to repair or restore its systems and data or to take other remedial steps.

Although Occidental has implemented controls and multiple layers of security that it believes are reasonable to mitigate the risks of a cyber attack, there can be no assurance that such cyber security measures will be sufficient to prevent security breaches of its systems from occurring, and if a breach occurs, it may remain undetected for an extended period of time. Further, Occidental has no control over the comparable systems of the third parties with whom it does business. While Occidental has experienced cyber attacks in the past, Occidental has not suffered any material losses. However, if in the future Occidental’s cyber security measures are compromised or prove insufficient, the potential consequences to Occidental’s businesses and the communities in which it operates could be significant. As cyber attacks continue to evolve in magnitude and sophistication, Occidental may be required to expend additional resources in order to continue to enhance its cyber security measures and to investigate and remediate any digital and operational systems, related infrastructure, technologies and network security vulnerabilities, which would increase its costs. A system failure or data security breach, or a series of such failures or breaches, could have a material adverse effect on Occidental’s financial condition, results of operations or cash flows.

Occidental’s oil and gas reserve additions may not continue at the same rate and a failure to replace reserves may negatively affect Occidental’s business.
Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless Occidental conducts successful exploration or development activities, acquires properties containing proved reserves, or both, proved reserves will generally decline and negatively impact our business. The value of Occidental’s securities and its ability to raise capital will be adversely impacted if it is not able to replace reserves that are depleted by production or replace our declining production with new production by successfully allocating annual capital to maintain our reserves and production base. Occidental expects infill development projects, extensions, discoveries and improved recovery to continue as main sources for reserve additions but factors such as geology, government regulations and permits, the effectiveness of development plans and the ability to make the necessary capital investments or acquire capital are partially or fully outside management’s control and could cause results to differ materially from expectations.

Occidental’s operations and financial results could be significantly negatively impacted by its offshore operations.
Occidental is vulnerable to risks associated with offshore operations that could negatively impact its operations and financial results. Certain Occidental subsidiaries conduct offshore operations primarily in the Gulf of Mexico and their operations and financial results are vulnerable to certain unique risks associated with operating offshore, including conditions relating to the following:

■Hurricanes and other adverse weather conditions;
■Geological complexities and water depths associated with such operations;
■Limited number of partners available to participate in projects;
■Oilfield service costs and availability;
■Compliance with HSE and other laws and regulations;
■Terrorist attacks or piracy;
■Remediation and other costs and regulatory changes resulting from oil spills, emissions or releases of hazardous substances or materials;
■Failure of equipment or facilities; and
■Response capabilities for personnel, equipment or environmental incidents.

In addition, certain Occidental subsidiaries conduct some of their exploration in deep waters (greater than 1,000 feet) where operations, support services and decommissioning activities are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico, as well as international deep-water locations, lack the physical and oilfield service infrastructure present in shallower waters. As a result, deep-water operations may require significant time between a discovery and the time that Occidental can market its production, thereby increasing the risk involved with these operations.

Anadarko’s Tronox settlement may not be deductible for income tax purposes; Occidental may be required to repay the tax refund Anadarko received in 2016 related to the deduction of the Tronox settlement payment, which may have a material adverse effect on Occidental’s results of operations, liquidity and financial condition.
In April 2014, Anadarko and Kerr-McGee entered into a settlement agreement for $5.2 billion, resolving, among other things, all claims that were or could have been asserted in connection with the May 2009 lawsuit filed by Tronox against Anadarko and Kerr-McGee in the U.S. Bankruptcy Court for the Southern District of New York. After the settlement became effective in January 2015, Anadarko paid $5.2 billion and deducted this payment on its 2015 federal income tax return. Due

OXY 2022 FORM 10-K	19

RISK FACTORS

to the deduction, Anadarko had a net operating loss carryback for 2015, which resulted in a tentative tax refund of $881 million in 2016.
The IRS audited Anadarko’s tax position regarding the deductibility of the payment and in September 2018 issued a statutory notice of deficiency rejecting Anadarko’s refund claim. Anadarko disagreed and filed a petition with the U.S. Tax Court to dispute the disallowance in November 2018. In December 2022, the parties filed competing motions for partial summary judgment. The motions are not fully briefed. Trial is set for May 2023. Occidental expects to continue pursuing resolution. In accordance with Accounting Standards Codification (ASC) Topic 740’s guidance on the accounting for uncertain tax positions, as of December 31, 2022, Occidental had recorded no tax benefit on the tentative cash tax refund. If the payment is ultimately determined not to be deductible, Occidental would be required to repay the tentative refund received plus interest totaling approximately $1.8 billion as of December 31, 2022, which could have a material adverse effect on our liquidity and consolidated balance sheets. Occidental’s Consolidated Financial Statements include an uncertain tax position for the approximate repayment of $1.4 billion ($1.4 billion federal and $28 million in state taxes) plus accrued interest of approximately $415 million. This amount is not covered by insurance. For additional information on income taxes, see Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Occidental’s indebtedness may make it more vulnerable to economic downturns and adverse developments in its businesses. Downgrades in Occidental’s credit ratings or future increases in interest rates may negatively impact Occidental’s cost of capital, and ability to access capital markets.
Occidental’s level of indebtedness could increase its vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its businesses or limit Occidental’s flexibility in planning for or reacting to changes in its business and the industries in which it operates. From time to time, Occidental has relied on access to capital markets for funding. Occidental’s ability to obtain additional financing or refinancing will be subject to a number of factors, including general economic and market conditions, Occidental’s performance, investor sentiment and its ability to meet existing debt compliance requirements. If Occidental is unable to generate sufficient funds from its operations to satisfy its capital requirements, including its existing debt obligations, or to raise additional capital on acceptable terms, Occidental’s business could be adversely affected. As of the date of this filing, Occidental’s long-term debt was rated BB+ by Fitch Ratings, Ba1 by Moody’s Investors Service and BB+ by Standard and Poor’s.

One of Occidental’s subsidiaries acts as the general partner of WES, a publicly traded master limited partnership, which may involve potential legal liability.
One of Occidental’s subsidiaries acts as the general partner of WES, a publicly traded master limited partnership. Its general partner interest in WES may increase the possibility that it could be subject to claims of breach of duties owed to WES, including claims of conflict of interest. Any such claims could increase Occidental’s costs and any liability resulting from such claims could have a material adverse effect on Occidental’s financial condition, operating results or cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 3.    LEGAL PROCEEDINGS

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party and potential monetary sanctions are involved. Occidental believes proceedings under this threshold are not material to Occidental's business and financial condition. In January 2023, the U.S. District Court for the District of New Mexico entered a consent decree under which two Occidental subsidiaries settled a previously-reported citizen suit alleging violations of certain federal air quality regulations, which the subsidiaries deny, by paying a civil penalty of $500,000 to the U.S. Department of the Treasury and depositing an additional $500,000 with the U.S. District Court for the District of New Mexico to fund a supplemental environmental project in lieu of penalties, among other terms. For information regarding other legal proceedings, see the information under Lawsuits, Claims, Commitments and Contingencies in the Management’s Discussion and Analysis section of this Form 10-K and in Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

20	OXY 2022 FORM 10-K

OTHER INFORMATION

INFORMATION ABOUT EXECUTIVE OFFICERS

Each executive officer holds his or her office from the date of election by the Board of Directors until the first board meeting held after the next Annual Meeting of Stockholders or until his or her removal or departure or a successor is duly elected, if earlier.
The following table sets forth the executive officers of Occidental as of February 27, 2023:

Name Current Title	Age as of February 27, 2023	Positions with Occidental and Employment History
Peter J. Bennett Vice President	55
President, Commercial Development U.S. Onshore Resources and Carbon Management since October 2020; President and General Manager of Permian Resources and the Rockies, 2020; Senior Vice President, Permian Resources, 2018-2020; President and General Manager - Permian Resources New Mexico, 2017-2018; Chief Transformation Officer, 2016-2017.

Christopher O. Champion Vice President, Chief Accounting Officer and Controller	53
Vice President, Chief Accounting Officer and Controller since August 2019; Anadarko Petroleum Corporation: Senior Vice President, Chief Accounting Officer and Controller, 2017-2019, Vice President, Chief Accounting Officer and Controller, 2015-2017.

Kenneth Dillon Senior Vice President	63	Senior Vice President since December 2016; President – International Oil and Gas Operations since June 2016.
Vicki Hollub President and Chief Executive Officer	63	President, Chief Executive Officer and Director since April 2016.
Richard A. Jackson Senior Vice President	47
President Operations U.S. Onshore Resources and Carbon Management since October 2020; President and General Manager, EOR and Oxy Low Carbon Ventures, LLC, 2020; President Low Carbon Ventures, 2019-2020; Senior Vice President, Operation Support, 2018-2019; Vice President, Investor Relations, 2017-2018; President and General Manager Permian Resources Delaware Basin, 2014-2017.

Sylvia J. Kerrigan Senior Vice President and Chief Legal Officer	57
Senior Vice President and Chief Legal Officer since October 2022; Executive Director of the Kay Bailey Hutchison Energy Center for Business, Law and Policy at The University of Texas, 2017-2022; Executive Vice President, General Counsel and Corporate Secretary of Marathon Oil Corporation, 2009-2017.

Robert L. Peterson Senior Vice President and Chief Financial Officer	52
Senior Vice President and Chief Financial Officer since April 2020; Senior Vice President, Permian EOR, 2019-2020; Vice President Permian Strategy, 2018-2019; Director Permian Business Area, 2017-2018; President OxyChem, 2014-2017.

OXY 2022 FORM 10-K	21

MARKET FOR REGISTRANT’S COMMON EQUITY
Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDEND POLICY

Occidental’s common stock is listed and traded on the NYSE under the ticker symbol “OXY.” The common stock was held by approximately 24,400 stockholders of record as of January 31, 2023, which does not include beneficial owners for whom Cede and Co. or others act as nominees.
Occidental declared dividends of $0.52 per share for the year ended December 31, 2022. In February 2023, the Board of Directors declared a regular quarterly dividend of $0.18 per share on common stock, an increase of five cents from the previous quarter, payable in April 2023. The declaration of future dividends is a business decision made by the Board of Directors from time to time and will depend on Occidental’s financial condition and other factors deemed relevant by the Board of Directors.

SHARE REPURCHASE ACTIVITIES

Occidental’s share repurchase activities for the year ended December 31, 2022, were as follows:

Period	Total Number of Shares Purchased	(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs	(b)
First Quarter 2022	730,746		$50.05	—	$3,000
Second Quarter 2022	11,679,732		58.38	11,190,640	2,350
Third Quarter 2022	28,571,576		63.02	28,409,099	562
October 1 - 31, 2022	2,330,221		67.35	2,205,352	414
November 1 - 30, 2022	5,993,013		70.68	5,859,478	—
December 1 - 31, 2022	—		—	—	—
Fourth Quarter 2022	8,323,234		69.75	8,064,830	—
Total 2022	49,305,288		62.86	47,664,569	—
(a)Included purchases of 1,640,719 shares from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b)Represented the value remaining in Occidental's share repurchase plan. In February 2022, Occidental announced an authorization to repurchase up to $3.0 billion of Occidental's shares of common stock. The plan was completed in the fourth quarter of 2022. In February 2023, the Board authorized a new share repurchase program of up to $3.0 billion of Occidental’s shares of common stock.

22	OXY 2022 FORM 10-K

MARKET FOR REGISTRANT’S COMMON EQUITY

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the S&P 500, which includes Occidental, with that of Occidental’s peer group over the five-year period ended December 31, 2022. The graph assumes that $100 was invested at the beginning of the five-year period shown in the graph below and that all dividends were reinvested in: (i) Occidental common stock, (ii) the stock of the companies in the S&P 500 and (iii) each of the peer group companies’ common stock weighted by their relative market capitalization within the peer group.
Occidental’s peer group consists of BP p.l.c., Chevron Corporation, ConocoPhillips, EOG Resources, Inc., ExxonMobil Corporation, Shell, and TotalEnergies.

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
S&P 500
Peer Group
Occidental

Fiscal Year Ended December 31,	2017	2018	2019	2020	2021	2022
Occidental	$100	$87	$62	$29	$49	$107
Peer Group	$100	$92	$98	$65	$96	$149
S&P 500	$100	$96	$126	$149	$191	$157

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

OXY 2022 FORM 10-K	23

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8 and the information set forth in Risk Factors under Part 1, Item 1A. The following sections include a discussion of results for fiscal 2022 compared to fiscal 2021 as well as certain 2020 results. The comparative results for fiscal 2021 with fiscal 2020 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

24	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

CURRENT BUSINESS OUTLOOK AND STRATEGY

GENERAL
Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. In 2022, as compared to 2021, the average annual price per barrel of WTI crude increased to $94.23 from $67.91 and the average annual Brent price per barrel increased to $98.83 from $70.78. The return of oil demand to its pre-pandemic levels, the ongoing global impact of the Russia-Ukraine war and the limited increase in supply in 2022 have resulted in an increase in benchmark oil prices year-over-year. Occidental does not operate or own assets in either Russia or Ukraine. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, the ongoing global impact of the Russia-Ukraine war, and uncertainty around the global economy, oil demand in China as it emerges from its zero-COVID policy, production levels in OPEC and non-OPEC oil producing countries and further releases from or additions to the US Strategic Petroleum Reserve.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, locking in pricing on longer term contracts and working closely with vendors to secure the supply of critical materials. As of December 31, 2022, substantially all of Occidental's outstanding debt is fixed rate.

STRATEGY
Occidental is focused on delivering a unique shareholder value proposition with its portfolio of oil and gas, chemicals and midstream and marketing assets and its ongoing development of carbon management and storage solutions and GHG emissions reduction efforts. Occidental conducts its operations with a priority on HSE, sustainability and social responsibility. Occidental aims to maximize shareholder returns through a combination of:

■Returning capital to shareholders, while redeeming a portion of preferred equity to continue improving Occidental’s financial position;
■Enhancing its existing asset base with new investments in its core cash-generative oil and gas and chemical businesses as well as emerging low-carbon businesses with a focus on its net-zero pathway;
■Advancing technologies and business solutions to help drive a sustainable low-carbon future; and
■Further reducing long-term financial leverage.

OPERATIONAL EXCELLENCE AND CAPITAL EFFICIENCY
Occidental's operational priorities for 2022 were to maximize operational efficiencies by investing $4.5 billion in high return assets to generate long-term sustainable free cash flow that will provide cash flow stability throughout the commodity cycle. Occidental set new operational records and efficiency benchmarks in the Permian, Rockies, Gulf of Mexico, Oman and UAE. OxyChem generated record earnings, beating its previous record set in 2021. With the increase in commodity prices and Occidental’s focus on its operational efficiencies, Occidental’s higher cash flow allowed it to reduce its leverage and advance its shareholder return framework.

DEBT AND INTEREST RATE SWAPS
Strong cash flow in 2022 allowed Occidental to continue its deleveraging efforts. In 2022, Occidental reduced its debt principal by more than $10.5 billion, leaving less than $18.0 billion outstanding as of December 31, 2022, and meeting its near-term debt reduction goal. As of December 31, 2022, Occidental had debt maturities of approximately $22 million in 2023, $1.1 billion in 2024 and $1.2 billion in 2025. The current maturity of $22 million was paid in January 2023, leaving no debt maturing in 2023.
Occidental’s $673 million Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2023, which, if put in whole, would require a payment of approximately $344 million at such date. Occidental currently has the intent and ability to meet this obligation, including, if necessary, using amounts available under the RCF should the put right be exercised.
In the year ended December 31, 2022, Occidental settled all outstanding interest rate swaps with $255 million in cash and the application of $144 million collateral, leaving none outstanding as of December 31, 2022.

DEBT RATINGS
As of the date of this filing, Occidental’s long-term debt was rated BB+ by Fitch Ratings, Ba1 by Moody’s Investors Service and BB+ by Standard and Poor’s. Occidental believes the deleveraging performed to date may lead to future ratings upgrades, but cannot determine the timing of any potential ratings change. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. Occidental’s non-investment grade debt rating may require Occidental or its subsidiaries to provide financial assurance in the form of cash, letters of credit, surety bonds or other acceptable support under certain contractual arrangements.

OXY 2022 FORM 10-K	25

MANAGEMENT’S DISCUSSION AND ANALYSIS

SHAREHOLDER RETURN FRAMEWORK
Capital is returned to shareholders through Occidental’s dividend and share repurchases. Occidental’s current dividend is $0.18 per share per quarter, or $0.72 on an annualized basis. During the fourth quarter of 2022, Occidental completed its $3.0 billion share repurchase program. In February 2023, the Board authorized a new share repurchase program of up to $3.0 billion of Occidental’s shares of common stock. Occidental anticipates that a higher percentage of excess free cash flow is expected to be allocated to shareholder returns in 2023 with the intention to begin redeeming the preferred stock. Occidental’s preferred stock includes a mandatory redemption provision that obligates Occidental to redeem the preferred at 110% of the par value on a dollar-for-dollar basis for every dollar distributed to common shareholders above $4.00 per share, on a trailing 12-month basis.

SUSTAINABILITY AND ENVIRONMENTAL STEWARDSHIP STRATEGY
In 2020, Occidental was the first U.S. oil and gas company to announce goals to achieve net-zero GHG emissions for its total emissions inventory including use of sold products. These goals include achieving net-zero GHG emissions (i) from its operations and energy use before 2040, with an ambition to do so before 2035, and (ii) from its total carbon inventory, including the use of its sold products, with an ambition to do so before 2050. In 2020, Occidental also set various interim targets, including 2025 carbon and methane intensity targets, and Occidental was the first U.S. oil and gas company to endorse the World Bank’s initiative for zero routine flaring by 2030. In 2022, the Board of Directors adopted Occidental’s updated HSE and Sustainability Principles, based on engagement with shareholders, employees and other stakeholders. The Principles reinforce the alignment among Occidental’s core values, goals and strategies, underpin our operational management system, and help to guide our workforce across our businesses.
Occidental seeks to meet its sustainability and environmental goals through its development and commercialization of technologies that lower both GHG emissions from industrial processes and existing atmospheric concentrations of CO2. Occidental believes that carbon removal technologies, including DAC and CCUS, can, with incentives necessary for their development and deployment, provide essential CO2 reductions to assist the world’s transition to a less carbon-intensive economy. During 2022, Occidental undertook the following actions, among others, toward advancing its low-carbon strategy:

■Achieved zero routine flaring of gas across its U.S. oil and gas operations, 8 years ahead of the World Bank’s 2030 target;
■Reduced estimated methane emissions by 33% from the 2020 baseline;
■Began construction activities for DAC 1 in the Permian;
■Acquired interests in approximately 265,000 net acres of pore space access along the U.S. Gulf Coast; and
■Invested approximately $530 million in low-carbon businesses, technologies, and net-zero pathway advancements, including the aforementioned pore space.

The future costs associated with emissions reduction, carbon removal and CCUS to meet its long-term net-zero GHG goals may be substantial and execution of its plans and net-zero pathway depends on securing third-party capital investments. Occidental is pursuing multiple pathways to fund these projects including project financing, long-term carbon removal or CCUS agreements, and identifying business opportunities with stakeholders in carbon-intensive industries

KEY PERFORMANCE INDICATORS
Occidental seeks to meet its strategic goals by continually measuring its success against key performance indicators that drive total stockholder return. In addition to efficient capital allocation and deployment discussed below in the section titled Oil and Gas Segment - Business Strategy, Occidental believes its most significant performance indicators are:
OPERATIONAL
■Total spend per barrel - In 2023, Occidental will continue to focus on controlling total costs from a per-barrel perspective. Total spend per barrel is the sum of capital spending, general and administrative expenses, other operating and non-operating expenses and oil and gas lease operating costs divided by global oil, NGL and natural gas sales volumes.
■Daily production - Occidental seeks to maximize field operability and minimize production down-time.
FINANCIAL
■CROCE - CROCE is calculated as (i) the cash flows from operating activities, before changes in working capital, plus distributions from WES classified as investing cash flows, divided by (ii) the average of the opening and closing balances of total equity plus total debt.
■Maintain and improve financial leverage to a level consistent with investment grade credit metrics.
SUSTAINABILITY AND ENVIRONMENTAL
■Specific interim emissions reduction and emissions intensity targets to advance our goal of net-zero operational and energy use emissions before 2040, with an ambition to achieve before 2035.
■Milestones in specific carbon removal and CCUS projects that advance our net-zero total emissions inventory, including use of sold products, with an ambition to achieve before 2050.
■Facilitate deployment of carbon removal, CCUS and other solutions to advance total carbon impact past 2050.

26	OXY 2022 FORM 10-K

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
Occidental is one of the largest U.S. producers of liquids, which includes oil and NGL, allowing Occidental to maximize cash margins on a per barrel basis. The advantages that Occidental’s portfolio provides, coupled with its advanced subsurface characterization ability and the proven ability to execute, position Occidental for full-cycle success in the years ahead. The oil and gas segment maximizes efficiencies to deliver lower breakeven costs and generate excess free cash flow. The oil and gas segment strives to achieve low development and operating costs to maximize full-cycle value of the assets.
The oil and gas business implements Occidental’s strategy primarily by:

■Operating and developing areas where reserves are known to exist and optimizing capital intensity in core areas, primarily in the Permian Basin, DJ Basin, Gulf of Mexico, UAE, Oman and Algeria;
■Maintaining a disciplined and prudent approach to capital expenditures with a focus on high-return, short and mid-cycle, cash-flow-generating opportunities and an emphasis on creating value and further enhancing Occidental’s existing positions;
■Focusing Occidental’s subsurface characterization and technical activities on unconventional opportunities, primarily in the Permian Basin and Rockies;
■Using secondary and tertiary recovery techniques in mature fields; and
■Focusing on cost-reduction efficiencies and innovative technologies to reduce carbon emissions.

In 2022, oil and gas capital expenditures were approximately $3.8 billion and primarily focused on Occidental’s assets in the Permian Basin, DJ Basin, Gulf of Mexico and Oman. In 2023, Occidental plans to spend $4.3 billion to $4.7 billion to develop its oil and gas assets.

OIL AND GAS PRICE ENVIRONMENT
Oil and gas prices are the major variables that drive the industry’s financial performance. The following table presents the average daily WTI and Brent prices for oil and NYMEX natural gas prices for 2022 and 2021:

	2022	2021	% Change
WTI Oil ($/Bbl)	$94.23	$67.91	39%
Brent Oil ($/Bbl)	$98.83	$70.78	40%
NYMEX Natural Gas ($/Mcf)	$6.35	$3.61	76%

The following table presents Occidental’s average realized prices for continuing operations as a percentage of WTI, Brent and NYMEX for 2022 and 2021:

	2022	2021
Worldwide oil as a percentage of average WTI	100%	97%
Worldwide oil as a percentage of average Brent	95%	93%
Worldwide NGL as a percentage of average WTI	38%	44%
Worldwide NGL as a percentage of average Brent	36%	42%
Domestic natural gas as a percentage of NYMEX	86%	91%

Prices and differentials can vary significantly, even on a short-term basis, making it difficult to predict realized prices with a reliable degree of certainty.

OXY 2022 FORM 10-K	27

MANAGEMENT’S DISCUSSION AND ANALYSIS

DOMESTIC INTERESTS
BUSINESS REVIEW
Occidental conducts its domestic operations through land leases, subsurface mineral rights it owns, or a combination of both. Occidental’s domestic oil and gas leases have a primary term ranging from one to 10 years, which is extended through the end of production once it commences. Occidental has leasehold and mineral interests in 9.5 million net acres, of which approximately 52% is leased, 47% is owned subsurface mineral rights and 1% is owned land with mineral rights. Approximately $3.6 billion to $4.0 billion of Occidental’s worldwide capital budget is expected to be allocated to its domestic operations in 2023.

DOMESTIC ASSETS (a)

1. Powder River Basin 2. DJ Basin 3. Permian Basin 4. Gulf of Mexico
(a)Map represents geographic outlines of the respective basins.

The Permian Basin
The Permian Basin extends throughout West Texas and Southeast New Mexico and is one of the largest and most active oil basins in the United States, accounting for more than 43% of total United States oil production in 2022. Overall in 2022, Occidental’s production in the Permian Basin was approximately 513 Mboe/d.
Occidental manages its Permian Basin operations through two businesses: Permian Resources, which includes unconventional opportunities, and Permian EOR, which utilizes secondary and tertiary recovery techniques. Occidental had a leading position in the Permian Basin, producing approximately 8% of the total oil in the basin in 2022. By exploiting the natural synergies between Permian Resources and Permian EOR, Occidental is able to deliver unique short- and long-term advantages, efficiencies and expertise across its Permian Basin operations.
The Permian Resources unconventional business is focused on developing and producing unconventional reservoir targets using horizontal drilling technology. The development programs are designed to create long-term value from primary development by maximizing the recovery of oil, utilizing sustainable practices and providing strong financial returns. Occidental’s unconventional oil and gas operations in Permian Resources include approximately 1.4 million net acres. In 2022, our activities were focused in the core development areas with emphasis on maintaining the industry leading capital intensity through optimized surface infrastructure and customized well designs. Overall, in 2022, Permian Resources produced from approximately 3,300 gross wells and added 387 MMboe to Occidental’s proved reserves through development and extensions of proved areas.
The Permian Basin’s concentration of large conventional reservoirs, strong CO2 flooding performance and the expansive CO2 transportation and processing infrastructure has resulted in decades of high-value enhanced oil production. With 34 active CO2 floods and over 50 years of experience, Occidental is the industry leader in Permian Basin CO2 flooding, which can increase ultimate oil recovery by 10% to 25%. Technology improvements, such as the recent trend toward vertical

28	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

expansion of the CO2 flooded interval into residual oil zone targets, continue to yield more recovery from existing projects, and Permian EOR produced from approximately 13,000 gross wells in 2022.
Significant opportunities also remain to gain additional recovery by expanding Occidental’s existing CO2 projects into new portions of reservoirs that have only been waterflooded. Permian EOR has a large inventory of future CO2 projects, which could be developed over the next 20 years or accelerated, depending on market conditions.
In 2022, Occidental spent approximately $2.3 billion of capital in the Permian Basin, of which approximately 93% was spent on Permian Resources assets.

Rockies and Other Domestic
In 2022, Occidental produced approximately 277 Mboe/d net in the Rockies and Other Domestic locations. Production in the DJ Basin is derived from 2,000 operated vertical wells and 2,400 operated horizontal wells primarily focused in the Niobrara and Codell formations. The DJ Basin, including the North DJ Basin, comprises approximately 800,000 total net acres and provides competitive economics, low breakeven costs and free cash flow generation through Occidental’s contiguous acreage position and royalty uplift.
In the DJ Basin, horizontal drilling results in the field continue to be strong, with improved operational efficiencies in drilling and completions. In 2022, Occidental drilled 68 operated horizontal wells and completed 54 operated horizontal wells.
Occidental is focusing on obtaining the necessary state, local and federal permits required to construct facilities and drill and complete wells in the DJ Basin. In January 2021, the COGCC adopted new regulations that impose siting requirements, or “setbacks,” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Under these new regulations and through thoughtful surface location planning, Occidental obtained COGCC approval for five Oil and Gas Development Plans, inclusive of 12 well pad and facility locations and approximately 150 wells. In addition to the approximately 150 wells approved through the Oil and Gas Development Plan process, during the third quarter of 2022, Occidental became the first oil and gas operator in Colorado to obtain COGCC approval for the first Comprehensive Area Plan under the new COGCC rules. This comprehensive plan will support nine well pads and approximately 140 new wells and will provide for substantial future development in a geographically remote area on Colorado’s eastern plains. Oil and Gas Development Plans associated with the Comprehensive Area Plan will be submitted in 2023.
As of December 31, 2022, Occidental is permitted, or had permit applications submitted to applicable regulatory agencies, for nearly all planned 2023 drilling and completions activity in the DJ Basin. In 2023, Occidental plans to submit state and local permits with the goal of building operational inventory and maintaining its social license to operate in Colorado. Occidental has a dedicated stakeholder relations team that conducts regulatory and community outreach with respect to its permit applications and operations in Colorado with a focus on building trust and fostering open communication with those that live and work near our operations.
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
Occidental has interest in over 300,000 net acres in the Powder River Basin, mainly located in Converse County and Campbell County, Wyoming. The field contains the Turner, Niobrara, Mowry and Parkman formations that hold both liquids and natural gas. In 2022, Occidental drilled 19 operated horizontal wells and completed 14 horizontal wells in the Powder River Basin. The company plans to run one continuous operated drilling rig in 2023 with targeted completion activity throughout the year.
Occidental holds approximately 4.6 million net acres in other domestic locations, which consist of legacy acreage and fee minerals outside of Occidental’s core operated areas including parts of Arkansas, Colorado, Louisiana, Texas, West Virginia and Wyoming.

OFFSHORE DOMESTIC ASSETS
Gulf of Mexico
Occidental is the fourth-largest oil and gas producer in the deep-water Gulf of Mexico, operating 10 strategically located deep-water floating platforms, the highest number among all the deep water operators, and producing from 18 active fields while owning a working interest across 252 blocks, including approximately 1.0 million net acres. Occidental’s position is one of the largest portfolios in the Gulf of Mexico.
Occidental further operates two marine shore-bases in Galveston, Texas, and Port Fourchon, Louisiana, as well as two helicopter bases in Louisiana that all provide back up and redundancy to each other to support the Gulf operations. A central logistics base with an integrated training center is located in Broussard, Louisiana, and the Gulf of Mexico operations and development are managed and supported with engineering and technical staff from The Woodlands, Texas, office tower.
In 2022, Occidental increased net production to 147 Mboe/d from approximately 88 gross wells, investing over $450 million in capital, including exploration capital, primarily directed towards drilling activity in its new Horn Mountain West subsea development, Lucius and Holstein facilities, drilling five wells using one floating drill ship, one platform rig and several service rigs. Occidental successfully and safely initiated first production from its new Horn Mountain West field and tied back to the Horn Mountain facility, increasing production at the platform by over 34 Mboe/d from three subsea oil wells,

OXY 2022 FORM 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

on budget and three months ahead of schedule. In the fourth quarter of 2022, the new Caesar-Tonga Subsea Expansion project was also started several months ahead of schedule, debottlenecking the prolific giant Caesar-Tonga field and thus enabling future field expansion projects. Major subsea-pumping projects supporting the Marco Polo/K2 field and the Marlin/King field were progressed as well as extensive 4D seismic shoots in the Holstein field and elsewhere, setting up a runway of future development opportunities.
Operational excellence and efficiency continued as the prime objective in 2022 and gathered further momentum, reducing overall base production decline rates through the implementation of several successful well stimulations and artificial lift projects. Platform operating efficiencies were significantly improved and machinery uptimes were increased all through subordinated focus and condition monitoring initiatives as well as multiple upgrade projects. Continued optimum sequencing of annual platform turn-arounds provided further operational efficiencies, avoiding around two hundred days per year of shut-ins.
During 2022, all necessary regulatory permits for new wells and existing operations were obtained timely without any operational delays. Occidental was further awarded 30 new leases from BOEM’s Lease Sale 257 and was the second most successful bidder.
Occidental’s Gulf of Mexico assets continued to be among the lowest carbon emissions operations in the industry with zero routine flaring and zero cold venting.
The following table shows key areas of ongoing development in the Gulf of Mexico, along with the corresponding working interest in those areas.

Working Interest
Horn Mountain	100%
Holstein	100%
Marlin	100%
Lucius	67%
K2 Complex	42%
Caesar Tonga	34%
Constellation	33%

In 2023, Occidental expects to continue development and expansion of its existing assets across the Gulf of Mexico, to safely deliver high-margin production while continuing to add to its drill well inventory on existing leases through expansion and infrastructure led exploration opportunities around existing infrastructure. Occidental plans to conduct development and exploration activities in 2023 using one to two floating drill ships, one platform rig and several other well service vessels and continue to optimize its extensive portfolio of lease working interests.

30	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTERNATIONAL INTERESTS
BUSINESS REVIEW
Occidental conducts its ongoing international operations in two sub-regions: the Middle East and North Africa. Its activities include oil, NGL and natural gas production through direct working-interests, PSAs and PSCs. Under the PSCs, Occidental records a share of production and reserves to recover certain development and production costs and an additional share for profit. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher. Approximately $0.5 billion of Occidental’s worldwide capital budget is expected to be allocated to its international operations in 2023.

MIDDLE EAST / NORTH AFRICA ASSETS

1.Algeria 2.Oman 3.Qatar 4.UAE

Algeria
Occidental’s interest in Algeria involves development and production rights in 18 fields within Blocks 404a and 208, which are located in the Berkine Basin in Algeria’s Sahara Desert and are governed by an agreement amongst Occidental, Sonatrach and other partners. Occidental is responsible for 24.5% of the development and production costs. The El Merk central processing facility in Block 208 processes produced oil, NGL and natural gas, while the Hassi Berkine South and Ourhoud central processing facilities in Block 404a process produced oil. The rights to produce from the Block 404a fields expire between May 2023 and 2036, and the rights to produce from the Block 208 fields expire in 2032.
In 2022, net production in Algeria was 45 Mbbl/d, two gross development wells were drilled and annual net capital expenditures were $25 million.
In July 2022, Occidental signed a new PSC with Sonatrach and other partners which, upon approval by the Algerian government, will be for a new 25-year term for all of the fields under the current hydrocarbon agreement. With respect to the new PSC, Occidental is responsible for 35% of the development and production costs, and government approval is expected in the first half of 2023.

Oman
In Oman, Occidental is the operator of Block 9, Block 27, Block 53 (Mukhaizna Field), Block 62 and Block 65 and has additional interests in Blocks 30, 51 and 72, which are under the Exploration phase. The working interest and contract expiration year for each of the respective blocks are shown in the table below. Occidental holds 6.0 million gross acres and has 10,000 potential well inventory locations. In 2022, Occidental’s share of production was 65 Mboe/d.

OXY 2022 FORM 10-K	31

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Working Interest	Block Expiration (Year)
Block 9	50%	2030
Block 27	65%	2035
Block 53	47%	2035
Block 62	100%	2028
Block 65	51%	2037
Blocks 30, 51 and 72	100%	Exploration Phase

Occidental has produced over 754 million gross barrels from Block 9 since the beginning of its operation through successful exploration, continuous drilling improvements and EOR projects. The Mukhaizna Field in Block 53 is a major pattern steam flood project for EOR that utilizes some of the largest mechanical vapor compressors ever built. Since assuming operations in the Mukhaizna Field in 2005, Occidental has drilled close to 3,580 new wells and has produced over 575 million gross barrels. In 2022, Occidental declared commerciality for Block 65 and invested capital of $362 million across all of the Oman blocks to drill 92 wells and execute facilities projects to support development and EOR activities.
In 2023, Occidental will continue to enhance production by adding extended and dual laterals, stimulating wells with the OXY JETTINGTM wellbore stimulation system, and expanding thermal conformance. Occidental will also continue to execute projects in Oman targeting emissions reductions.

Qatar
In Qatar, Occidental partners in the Dolphin Energy Project, an investment that is comprised of two separate economic interests. Occidental has a 24.5% interest in the upstream operations (Dolphin) to develop and produce NGL, natural gas and condensate from Qatar’s North Field through mid-2032. Occidental also has a 24.5% interest in DEL, which operates a pipeline and is discussed further in the midstream and marketing segment section in this Form 10-K under Pipeline. In 2022, Occidental’s net share of production from Dolphin was 37 Mboe/d.

UAE
In 2011, Occidental acquired a 40% participating interest in the Shah gas field (Al Hosn Gas), joining with the Abu Dhabi National Oil Company, which expires in 2041. In 2022, Occidental’s net share of production from Al Hosn Gas was 227 million cubic feet per day (MMcf/d) of natural gas and 35 Mbbl/d of NGL and condensate. Al Hosn Gas includes gas processing facilities which are discussed further in the midstream and marketing segment section in this Form 10-K under Gas Processing, Gathering and CO2.
In 2019 and 2020, Occidental acquired 9-year exploration concessions and, subject to a declaration of commerciality, 35-year production concessions for Onshore Block 3 and Block 5, which cover an area approximately 1.5 million acres and 1.0 million acres, respectively, and are adjacent to Al Hosn Gas. In 2022 and 2021, Occidental announced multi-zone oil and gas discoveries in Onshore Block 3.
In 2023, Occidental plans to complete an expansion project that commenced in 2022 to increase the production capacity of the Al Hosn Gas processing facilities from 1.28 Bcf/d to 1.45 Bcf/d and continue further exploration and appraisal activities in Onshore Block 3 and Block 5.

32	OXY 2022 FORM 10-K

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
The following table shows the 2022, 2021 and 2020 calculated first-day-of-the-month average prices for both WTI and Brent oil prices, as well as the Henry Hub gas prices measured in MMbtu:

	2022	2021	2020
WTI Oil ($/Bbl)	$93.67	$66.56	$39.57
Brent Oil ($/Bbl)	$97.77	$69.24	$43.41
Henry Hub Natural Gas ($/MMbtu)	$6.36	$3.60	$1.98
Mt. Belvieu NGL ($/Bbl)	$47.81	$44.22	$18.74

Occidental had proved reserves from continuing operations at year-end 2022 of 3,817 MMboe, compared to the year-end 2021 amount of 3,512 MMboe. Proved developed reserves represented approximately 71% and 75% of Occidental’s total proved reserves at year-end 2022 and 2021, respectively. The following table shows the breakout of Occidental’s proved reserves from continuing operations by commodity as a percentage of total proved reserves:

	2022	2021
Oil	50%	50%
NGL	22%	22%
Natural gas	28%	28%

Occidental does not have any reserves from non-traditional sources. For further information regarding Occidental’s proved reserves, see the Supplemental Oil and Gas Information section in Item 8 of this Form 10-K.

CHANGES IN PROVED RESERVES
Changes in Occidental’s 2022 reserves were as follows:

MMboe	2022
Revisions of previous estimates	474
Improved recovery	89
Extensions and discoveries	176
Purchases	10
Sales	(21)
Production	(423)
Total	305

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

OXY 2022 FORM 10-K	33

MANAGEMENT’S DISCUSSION AND ANALYSIS

In 2022, Occidental’s revisions of previous estimates of proved reserves were positive 474 MMboe. These revisions were primarily due to 335 MMboe of positive revisions related to additions associated with infill development projects, mainly in the Permian Basin (232 MMboe) and the DJ Basin (94 MMboe). An additional 136 MMboe of positive revisions were related price revisions. The positive price revisions were primarily associated with the Permian Basin (147 MMboe), the Gulf of Mexico (8 MMboe) and the DJ Basin (4 MMboe), which were partially offset by negative price revisions of 29 MMboe on international PSCs.
Further positive revisions of 93 MMboe were associated with updates based on reservoir performance and 5 MMBoe were associated with management changes in development plans. The positive revisions were offset by negative revisions associated with various other cost and interest related revisions (95 MMboe).

Improved Recovery
In 2022, Occidental added proved reserves of 89 MMboe related to improved recovery, primarily in the Permian EOR, which accounted for 87% of the improved recovery reserve additions. These properties comprise conventional projects, which are characterized by the deployment of EOR development methods, largely employing application of CO2 flood, waterflood or steam flood. These types of conventional EOR development methods can be applied through existing wells, though additional drilling is frequently required to fully optimize the development configuration. Waterflooding is the technique of injecting water into the formation to displace the oil to the offsetting oil production wells. The use of either CO2 or steam flooding depends on the geology of the formation, the evaluation of engineering data, availability and cost of either CO2 or steam and other economic factors. Both techniques work similarly to lower viscosity causing the oil to move more easily to the producing wells. The remaining improved recovery additions were due to secondary and tertiary projects for certain international assets.

Extensions and Discoveries
Occidental also added proved reserves from extensions and discoveries, which are dependent on successful exploration and exploitation programs. In 2022, extensions and discoveries added 176 MMboe primarily related to the recognition of proved reserves in the Permian Basin (155 MMboe) and Powder River Basin (7 MMboe).

Purchases of Proved Reserves
In 2022, Occidental purchased proved reserves of 10 MMboe primarily consisting of proved reserves in the Permian Basin.

Sales of Proved Reserves
In 2022, Occidental sold 21 MMboe in proved reserves related to the divestitures of certain non-strategic assets in the Permian Basin.

Proved Undeveloped Reserves
Occidental had PUD reserves at year-end 2022 of 1,119 MMboe, compared to the year-end 2021 amount of 865 MMboe.

Changes in PUD reserves were as follows:

MMboe	2022
Revisions of previous estimates	270
Improved recovery	49
Extensions and discoveries	107
Purchases	1
Sales	(10)
Transfer to proved developed reserves	(163)
Total	254

Revisions of previous estimates were a positive 270 MMboe. Approximately 263 MMboe of the positive revisions were related to additions associated with infill development projects in the Permian Basin (170 MMboe) and the DJ Basin (93 MMboe). Additionally, the revisions included positive price revisions of 24 MMboe. The positive price revisions were primarily associated with the Permian Basin. The remaining positive revisions were associated with various updates based on reservoir performance. The positive revisions were offset by negative revisions associated with various other cost and interest related revisions (21 MMboe).
Extensions and discoveries added 107 MMboe primarily related to the recognition of proved reserves in the Permian Basin (100 MMboe). Total improved recovery additions of 49 MMboe were primarily the result of conventional projects in the Permian EOR (44 MMboe) and secondary and tertiary projects in international assets (5 MMboe). The 2022 additions to

34	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

PUD reserves were partially offset by transfers to proved developed reserves of 163 MMboe. The transfers were primarily associated with the Permian Basin (89 MMboe), the DJ Basin (40 MMboe) and Gulf of Mexico (21 MMboe).
In 2022, Occidental incurred approximately $1.2 billion to convert PUD reserves to proved developed reserves, and in 2022 Occidental converted approximately 19% of its PUD reserves to proved developed, when adjusted for revisions and sales. As of December 31, 2022, Occidental had 1,119 MMboe of PUD reserves of which 73% were associated with domestic onshore, 4% with Gulf of Mexico and 23% with international assets. Occidental’s most active development areas are located in the Permian Basin, which represented 54% of the PUD reserves as of December 31, 2022. Occidental’s total planned 2023 capital expenditures are between $5.4 billion and $6.2 billion. Overall, Occidental plans to spend approximately $4.6 billion over the next five years to develop its PUD reserves in the Permian Basin.
PUD reserves are supported by a five-year detailed field-level development plan, which includes the timing, location and capital commitment of the wells to be drilled. Only PUD reserves which are reasonably certain to be drilled within five years of booking and are supported by a final investment decision to drill them are included in the development plan. A portion of the PUD reserves are expected to be developed beyond the five years and are tied to approved long-term development projects.
As of December 31, 2022, Occidental had 241 MMboe of pre-2018 PUD reserves that remained undeveloped. These PUD reserves relate to approved long-term development plans, 175 MMboe of which are primarily associated with international development projects with physical limitations in existing gas processing capacity and 66 MMboe of which are related to approved long-term development plans for Permian EOR projects, also with physical limitations in existing gas processing capacity. Occidental remains committed to these projects and continues to actively progress the development of these volumes. In addition to the above, Occidental has 57 MMboe of PUD reserves that are scheduled to be developed more than five years from their initial date of booking. These PUD reserves are related to approved long-term development plans, 41 MMboe of which are associated with international development projects and 16 MMboe with the Gulf of Mexico projects.

RESERVES EVALUATION AND REVIEW PROCESS
Occidental’s estimates of proved reserves and associated future net cash flows as of December 31, 2022, were made by Occidental’s technical personnel and are the responsibility of management. The estimation of proved reserves is based on the requirement of reasonable certainty of economic producibility and funding commitments by Occidental to develop the reserves. This process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of the proved reserves estimation process, all reserve volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices (the unweighted arithmetic average of the first-day-of-the-month price for each month within the year) and realized prices and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analysis, type well profile analysis, computer simulation of the reservoir performance, volumetric analysis and material balance calculations that take into account the volumes of substances replacing the volumes produced and associated reservoir pressure changes supported by various technologies including seismic analysis. These reliable field-tested technologies have demonstrated reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Operating and capital costs are forecast using the current cost environment applied to expectations of future operating and development activities.
Net proved developed reserves are those volumes that are expected to be recovered through existing wells with existing equipment and operating methods for which the incremental cost of any additional required investment is relatively minor.
Net PUD reserves are those volumes that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. PUD reserves are supported by a five-year, detailed, field-level development plan, which includes the timing, location and capital commitment of the wells to be drilled. The development plan is reviewed and approved annually by senior management and technical personnel. Annually, a detailed review is performed by Occidental’s Corporate Reserves Group and its technical personnel on a lease-by-lease basis to assess whether PUD reserves are being converted on a timely basis within five years from the initial disclosure date. Any leases not showing timely transfers from PUD reserves to proved developed reserves are reviewed by senior management to determine if the remaining reserves will be developed in a timely manner and have sufficient capital committed in the development plan. Only PUD reserves that are reasonably certain to be drilled within five years of booking and are supported by a final investment decision to drill them are included in the development plan. A portion of the PUD reserves associated with international operations are expected to be developed beyond the five years and are tied to approved long-term development plans.
The current Senior Vice President, Reserves for Oxy Oil and Gas is responsible for overseeing the preparation of reserve estimates, in compliance with SEC rules and regulations, including the internal audit and review of Occidental’s oil and gas reserves data. He has over 40 years of experience in the upstream sector of the exploration and production business and has held various assignments in North America, Asia and Europe. He is a three-time past Chair of the Society of Petroleum Engineers Oil and Gas Reserves Committee. He is an AAPG Certified Petroleum Geologist and currently serves on the AAPG Committee on Resource Evaluation. He is a member of the Society of Petroleum Evaluation Engineers, the Colorado School of Mines Potential Gas Committee and the United Nations Economic Commission for Europe Expert

OXY 2022 FORM 10-K	35

MANAGEMENT’S DISCUSSION AND ANALYSIS

Group on Resource Management. He has Bachelor of Science and Master of Science degrees in geology from Emory University in Atlanta.
Occidental has a Reserves Committee, consisting of senior corporate officers, to review and approve Occidental’s oil and gas reserves. The Reserves Committee reports to the Audit Committee of Occidental’s Board of Directors during the year. Since 2003, Occidental has retained Ryder Scott, independent petroleum engineering consultants, to review its annual oil and gas reserve estimation processes. For additional reserves information, see Supplemental Oil and Gas Information under Item 8 of this Form 10-K.
In 2022, Ryder Scott conducted a process review of the methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2022, in accordance with SEC regulatory standards. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s 2022 year-end total proved reserves portfolio. In 2022, Ryder Scott reviewed approximately 42% of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 92% of Occidental’s existing proved oil and gas reserves.
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

INDUSTRY OUTLOOK
The oil and gas exploration and production industry is highly competitive, is subject to significant volatility due to various market conditions and operations are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices. Oil prices increased significantly in 2022. During 2022, as compared to 2021, the average annual $/Bbl of WTI crude increased to $94.23 from $67.91 and the average annual Brent price per barrel increased to $98.83 from $70.78.
Oil prices will continue to be affected by: (i) global supply and demand, which are generally a function of global economic conditions, inventory levels, production or supply chain disruptions, technological advances, regional market conditions and the actions of OPEC, other significant producers and governments; (ii) transportation capacity, infrastructure constraints, and costs in producing areas; (iii) currency exchange rates and inflation rates; and (iv) the effect of changes in these variables on market perceptions. The ongoing global impact of the Russia-Ukraine war and whether the oil industry will be able to sustain a continued supply response have resulted in an increase in benchmark oil prices year-over-year. Occidental does not operate or own assets in either Russia or Ukraine. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, the ongoing global impact of the Russia-Ukraine war, the evolving macro-economic environment and supply activity (as a result of COVID-19) from OPEC and non-OPEC oil producing countries and the Biden Administration’s releases from the US Strategic Petroleum Reserve.
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
These and other factors make it difficult to predict the future direction of oil, NGL and domestic gas prices reliably. For purposes of the current capital plan, Occidental will continue to focus on allocating capital to high return assets with the flexibility to adjust based on fluctuations in commodity prices. International gas prices are generally fixed under long-term contracts. Occidental continues to adjust capital expenditures in line with current economic conditions, such as supply chain constraints, rising interest rates, global logistics and high inflation, which has continued to disrupt global supply and demand balances, with the goal of keeping returns well above its cost of capital.
The timing, process and ultimate cost to transition to a less carbon-intensive economy remains largely unknown; various industry forecasts indicate a growing demand for hydrocarbons for the remainder of the current decade. Occidental believes its operational flexibility to achieve low development and operating costs to maximize full-cycle value of its assets and its knowledge and experience in CO2 separation, transportation, use, recycling and storage position its oil and gas segment to support Occidental’s transition to net zero as well as create opportunities in a low-carbon future.

36	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

CHEMICAL SEGMENT

BUSINESS STRATEGY
OxyChem concentrates on the chlorovinyls chain, beginning with the co-production of caustic soda and chlorine. Caustic soda and chlorine are marketed to external customers. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into PVC. OxyChem seeks to be a low-cost producer in order to generate cash flow in excess of its normal capital expenditure requirements and achieve above-cost-of-capital returns. OxyChem’s focus on chlorovinyls allows it to maximize the benefits of integration and take advantage of economies of scale. Capital is employed to sustain production capacity and to focus on projects and developments designed to improve the competitiveness of segment assets. Acquisitions and plant development opportunities may be pursued when they are expected to enhance the existing core chlor-alkali and PVC businesses or take advantage of other specific opportunities. The conversion of the Battleground chlor-alkali plant to membrane technology is expected to commence in 2023 with completion expected in 2026. In 2022, capital expenditures for OxyChem totaled $322 million.

BUSINESS ENVIRONMENT
Although the United States economic growth lagged significantly behind that of 2021, demand for domestically produced products remained high, including liquid caustic soda and PVC. Lockdowns in China, along with Russia’s invasion of Ukraine increased the demand for U.S. produced products in 2022, as ethylene and energy costs remained advantaged over global pricing. Caustic soda prices were significantly higher in 2022 and PVC pricing trended downward during the second half of 2022, as supply chain constraints, rising interest rates, global logistics and high inflation continued to disrupt global supply and demand balances.

BUSINESS REVIEW
BASIC CHEMICALS
Despite the slower U.S. economic growth in 2022, chlor-alkali operating rates increased compared to 2021 as the U.S. maintained its competitive advantage in energy and feedstock costs. Pricing and margins for most products were higher in 2022 due to strong demand in most market segments, and weather events and other supply disruptions restricted supply.

VINYLS
PVC demand softened in 2022 from record highs in 2021 resulting in a 7% decrease in domestic PVC demand. Export demand strengthened in 2022 by 46% compared to 2021. Year over year operating rates were flat in 2022 due to a softening PVC market during the second half of 2022 that was offset by the weather-related events experienced in early 2021. Higher interest rates, lower housing starts, and inflation contributed to the lower domestic PVC demand and US producers shifted available volumes to the export markets. PVC exports represented 27% of total North American production in 2022 compared to 19% in 2021.

INDUSTRY OUTLOOK
Industry performance will depend on the health of the global economy. Response to inflation will continue to control the housing and construction sectors during 2023. Automotive markets are expected to improve as semiconductor supply normalizes and demand responds. Product margins will depend on market supply and demand balances, feedstock and energy prices, supply chain interruptions, labor constraints and rising inflation rates. Further recovery in the petroleum industry should strengthen the demand and margins for some of Occidental’s products that are consumed by industry participants. U.S. commodity export markets could be impacted by the relative strength of the U.S. dollar.

BASIC CHEMICALS
Demand for basic chemicals is expected to decline from the robust levels of 2022. Demand in most market segments is expected to follow the trend of the general economy throughout 2023. Demand for chlorine and derivatives should gradually improve across the year as international growth returns and the domestic housing, general construction and automotive markets begin to stabilize. Demand for alkali products, particularly caustic soda, may decline moderately with lower demand in the pulp and paper, industrial and alumina markets. Chlor-alkali operating rates should remain relatively flat overall in comparison with 2022 due to continued globally advantaged energy and raw material pricing as compared to global feedstock costs.

VINYLS
Domestic PVC demand is expected to remain neutral to lower in 2023. Residential construction spending is expected to be lower in 2023, while new domestic infrastructure projects and recovering global demand is expected to offset the domestic decline. New domestic PVC capacity came online in 2022 but is not expected to have a material impact on PVC production rates.

OXY 2022 FORM 10-K	37

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
This segment also seeks to minimize the costs of gas and power used in Occidental’s various businesses. Capital is employed to sustain or expand assets to improve the competitiveness of Occidental’s businesses. In 2022, capital expenditures related to the midstream and marketing segment totaled $268 million.
Also included in the midstream and marketing segment is OLCV. OLCV seeks to leverage Occidental’s carbon management expertise through the development of CCUS projects, and invests in emerging low-carbon technologies that are expected to reduce our carbon footprint and enable others to do the same.

BUSINESS ENVIRONMENT
Midstream and marketing segment earnings are affected by the performance of its various businesses, including its marketing, gathering and transportation, gas processing and power-generation assets. The marketing business aggregates, markets and stores Occidental and third-party volumes. Marketing performance is affected primarily by commodity price changes and margins in oil and gas transportation and storage programs. The marketing business results can experience significant volatility depending on commodity prices and the Midland-to-Gulf-Coast oil spreads. The Midland-to-Gulf-Coast oil spreads have decreased from an average of $0.48 per barrel in 2021 to $0.36 per barrel for the year ended December 31, 2022. A $0.25 change in the Midland-to-Gulf-Coast oil spreads impacts total year operating cash flows by approximately $65 million. Gas gathering, processing and transportation results are affected by fluctuations in commodity prices and the volumes that are processed and transported through the segment’s plants, as well as the margins obtained on related services from investments in which Occidental has an equity interest.

BUSINESS REVIEW
MARKETING
The marketing group markets substantially all of Occidental’s oil, NGL and natural gas production and optimizes its transportation and storage capacity. Occidental’s third-party marketing activities focus on purchasing oil, NGL and natural gas for resale from parties whose oil and gas supply is located near its transportation and storage capacity. These purchases allow Occidental to aggregate volumes to better utilize and optimize its assets. In 2022, compared to the prior year, marketing results were impacted by the timing of crude oil sales, partially offset by higher gas marketing margin from transportation capacity optimization.

DELIVERY AND TRANSPORTATION COMMITMENTS
Occidental has made long-term commitments to certain refineries and other buyers to deliver oil, NGL and natural gas. The total amount contracted to be delivered is approximately 80 MMbbl of oil through 2025, 567 MMbbl of NGL through 2029 and 845 Bcf of gas through 2029. The price for these deliveries is set at the time of delivery of the product.
Occidental has crude pipeline take-or-pay capacity of approximately 850 Mbbl/d to the Gulf Coast, leased crude storage capacity of approximately 10 MMbbl and capacity at the crude terminal of approximately 525 Mbbl/d. Certain of Occidental’s crude pipeline take-or-pay agreements expire in 2025 and take-or-pay commitments will reduce by two thirds by 2027.

PIPELINE
Occidental’s pipeline business mainly consists of its 24.5% ownership interest in DEL. DEL owns and operates a 230-mile-long, 48-inch-diameter natural gas pipeline, known as the Dolphin Pipeline, which transports dry natural gas from Qatar to the UAE and Oman. The Dolphin Pipeline has capacity to transport up to 3.2 Bcf/d and currently transports approximately 2.0 Bcf/d and up to 2.2 Bcf/d in the summer months.

GAS PROCESSING, GATHERING AND CO2
Occidental processes its own and third-party domestic wet gas to extract NGL and other gas byproducts, including CO2 and delivers dry gas to pipelines. Margins primarily result from the difference between inlet costs of wet gas and market prices for NGL.
As of December 31, 2022, Occidental owned all of the 2.3% non-voting general partner interest and 49.5% of the limited partner units in WES. On a combined basis, with its 2% non-voting limited partner interest in WES Operating, Occidental's total effective economic interest in WES and its subsidiaries was 51.7%. See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information regarding

38	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

Occidental’s equity method investment in WES. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties.
Occidental’s 40% participating interest in Al Hosn Gas also includes sour gas processing facilities that are designed to process 1.33 Bcf/d of natural gas and separate it into salable gas, condensate, NGL and sulfur. In 2022, the project produced 568 MMcf/d of natural gas, 88 Mbbl/d of NGL and condensate, and 10,700 tons/d of sulfur, of which Occidental’s net share was 227 MMcf/d of natural gas, 35 Mbbl/d of NGL and condensate and 4,280 tons/d of sulfur.
In 2022, compared to the prior year, gas processing, gathering and CO2 results increased primarily due to higher sulfur and NGL prices.

POWER GENERATION FACILITIES
Earnings from power and steam generation facilities are derived from sales to affiliates and third parties.

LOW-CARBON VENTURES
OLCV was formed to execute on Occidental’s vision to reduce global emissions and provide a more sustainable future through the development of low-carbon energy and products. OLCV capitalizes on Occidental’s extensive experience in utilizing CO2 in its development of CCUS projects and providing services to third parties to facilitate the implementation of their CCUS projects. Moreover, OLCV is fostering emerging technologies, including DAC and low-carbon power sources, and other business models with the potential to position Occidental as a leader in the production of low-carbon energy and products.
Occidental has developed standards and protocols recognized by the EPA for monitoring, reporting and verifying the amount, safety and permanence of CO2 stored through secure geologic sequestration. Occidental holds the nation’s first two EPA-approved monitoring, reporting and verification plans for geologic sequestration through EOR production and obtained a third monitoring, reporting and verification plan in 2021. In 2022, OLCV acquired approximately three hundred thousand acres of pore space. In 2022, Occidental also commenced EPA Class 6 permitting with the intention of developing five sequestration hubs.
OLCV commenced construction on the world’s largest DAC facility in 2022, which is expected to be online in 2025. OLCV is also currently conducting front-end engineering design work and feasibility studies on a number of projects to capture and sequester CO2, either from the atmosphere or from industrial point sources. In 2023, OLCV plans to invest between $100 million and $500 million, dependent upon potential partner participation, to pursue various projects.
The profitability of sequestration projects is dependent upon the costs of developing, building and operating sequestration infrastructure, demand for sequestration services from emitters and the availability of certain tax attributes and credits generated from the capture and storage of CO2.
In August 2022, Congress passed the Inflation Reduction Act that contains, among other provisions, certain tax incentives related to climate change and clean energy. These incentives may attract more third-party investment of OLCV’s projects which may help accelerate certain projects. The ultimate impact of the Inflation Reduction Act on Occidental’s emerging low-carbon businesses and net-zero pathway will depend on a number of factors, interpretations and assumptions as well as additional regulatory guidance.

INDUSTRY OUTLOOK
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
Throughout 2022, the U.S. experienced economy-wide cost increases, which could increase the cost of sequestration projects. Occidental saw increased interest from third parties in providing sequestration services during the year. Additionally, grants, credits and other tax-advantaged low-carbon attributes continue to be actively discussed at both state and federal levels. These trends are expected to continue, which Occidental believes will enhance the economics of sequestration projects.

OXY 2022 FORM 10-K	39

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
The following table sets forth the sales and earnings of each operating segment and corporate items for the years ended December 31:

millions, except per share amounts	2022	2021	2020
NET SALES (a)
Oil and gas	$27,165	$18,941	$13,066
Chemical	6,757	5,246	3,733
Midstream and marketing	4,136	2,863	1,768
Eliminations	(1,424)	(1,094)	(758)
Total	$36,634	$25,956	$17,809
SEGMENT RESULTS AND EARNINGS
Domestic	$10,439	$2,900	$(8,758)
International	2,580	1,497	(742)
Exploration	(216)	(252)	(132)
Oil and gas	12,803	4,145	(9,632)
Chemical	2,508	1,544	664
Midstream and marketing	273	257	(4,175)
Total	$15,584	$5,946	$(13,143)
Unallocated corporate items
Interest expense, net	(1,030)	(1,614)	(1,424)
Income tax benefit (expense)	(813)	(915)	2,172
Other	(437)	(627)	(1,138)
Income (loss) from continuing operations	$13,304	$2,790	$(13,533)
Discontinued operations, net	—	(468)	(1,298)
Net income (loss)	13,304	2,322	(14,831)
Less: Preferred stock dividends	(800)	(800)	(844)
Net income (loss) attributable to common stockholders	$12,504	$1,522	$(15,675)
Net income (loss) attributable to common stockholders—basic	$13.41	$1.62	$(17.06)
Net income (loss) attributable to common stockholders—diluted	$12.40	$1.58	$(17.06)
(a)Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

40	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEMS AFFECTING COMPARABILITY
OIL AND GAS SEGMENT
Results of Operations

millions	2022	2021	2020
Segment Sales	$27,165	$18,941	$13,066
Segment Results (a)
Domestic	$10,439	$2,900	$(8,758)
International	2,580	1,497	(742)
Exploration	(216)	(252)	(132)
Total	$12,803	$4,145	$(9,632)

Items affecting comparability
Asset sale gains (losses), net - domestic (b)	$148	$27	$(1,275)
Asset sale gains (losses), net - international (c)	$55	$43	$(353)
Asset impairments and related items - domestic (d)	$—	$(282)	$(5,904)
Asset impairments and related items - international (e)	$—	$—	$(1,195)
Oil, natural gas and CO2 mark-to-market gains (losses)	$—	$(280)	$1,090
Rig terminations and other - domestic	$—	$—	$(59)
Rig terminations and other - international	$—	$—	$(13)
(a)Results included significant items affecting comparability discussed in the footnotes below.
(b)The 2022 amount included $148 million of gains, primarily related to the sale of certain non-strategic assets in the Permian Basin. The 2021 amount included $27 million in post-closing consideration earned from 2020 asset sales as a result of certain production and pricing targets being met. The 2020 amount included a $440 million loss on the sale of Occidental’s mineral and fee surface acres in Wyoming, Colorado and Utah and losses of $820 million related to the sale of non-core, largely non-operated acreage in the Permian Basin.
(c)The 2022 amount included $55 million related to post-closing consideration earned from 2020 asset sales as a result of certain production and pricing targets being met as well as the closing of the sale of certain assets that were negotiated with the 2020 Colombia divestiture. The 2021 amount primarily included $55 million in post-closing consideration earned from 2020 asset sales as a result of certain production and pricing targets being met. The 2020 amount included a loss on the sale of Occidental’s Colombia assets of $353 million.
(d)The 2021 amount included $282 million of asset impairments primarily related to undeveloped leases that either expired or were set to expire in the near term where Occidental had no plans to pursue exploration activities. The 2020 amount included pre-tax impairments of $4.5 billion primarily related to domestic onshore unproved acreage as well as $1.3 billion primarily related to other domestic onshore assets and the Gulf of Mexico.
(e)The 2020 amount included $1.2 billion of impairment and related charges associated with Occidental’s proved properties in Algeria and Oman.

OXY 2022 FORM 10-K	41

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average Realized Prices
The following table sets forth the average realized prices for oil, NGL and natural gas from ongoing operations for each of the three years in the period ended December 31, 2022, and includes a year-over-year change calculation:

	2022	Year over Year Change	2021	Year over Year Change	2020
Average Realized Prices
Oil ($/Bbl)
United States	$94.12	42%	$66.39	82%	$36.39
International	$95.46	47%	$65.08	57%	$41.50
Total worldwide	$94.36	43%	$66.14	77%	$37.34
NGL ($/Bbl)
United States	$35.69	17%	$30.62	156%	$11.98
International	$34.09	30%	$26.13	61%	$16.22
Total worldwide	$35.48	18%	$30.01	139%	$12.58
Natural Gas ($/Mcf)
United States	$5.48	66%	$3.30	180%	$1.18
International	$1.89	12%	$1.69	1%	$1.67
Total worldwide	$4.51	57%	$2.87	119%	$1.31
Domestic oil and gas results, excluding significant items affecting comparability, increased in 2022 compared to 2021 primarily due to higher realized oil, NGL and natural gas prices and lower DD&A rates, partially offset by higher lease operating costs.
International oil and gas results, excluding significant items affecting comparability, increased in 2022 compared to 2021 primarily due to higher oil prices.

Realized Price and Sales Volume Variance
The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

			Increase (Decrease) Related to
millions	Year Ended December 31, 2021	(a)	Price Realizations	Net Sales Volumes	Year Ended December 31, 2022	(a)
United States Revenue
Oil	$12,072		$5,118	$231	$17,421
NGL	2,203		332	96	2,631
Natural gas	1,524		969	(71)	2,422
Total	$15,799		$6,419	$256	$22,474
International Revenue
Oil (b)	$2,844		$902	$189	$3,935
NGL	325		85	11	421
Natural gas	291		23	(3)	311
Total	$3,460		$1,010	$197	$4,667
(a)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information regarding other revenue.
(b)    Includes the impact of international production sharing contracts.

42	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

Production
The following table sets forth the production volumes of oil, NGL and natural gas per day from ongoing operations for each of the three years in the period ended December 31, 2022, and includes a year-over-year change calculation:

Production per Day, Ongoing Operations (Mboe/d)	2022	Year over Year Change	2021	Year over Year Change	2020
United States
Permian	513	5%	487	(15)%	575
Rockies & Other Domestic	277	(8)%	302	(9)%	332
Gulf of Mexico	147	2%	144	11%	130
Total	937	0%	933	(10)%	1,037
International
Algeria & Other International	47	7%	44	(2)%	45
Al Hosn Gas	73	(4)%	76	(3)%	78
Dolphin	37	(8)%	40	(9)%	44
Oman	65	(12)%	74	(13)%	85
Total	222	(5)%	234	(7)%	252
Total Production from Ongoing Operations	1,159	(1)%	1,167	(9)%	1,289
Operations exited (a)	—	(100)%	16	(72)%	58
Total Production (Mboe/d) (b)	1,159	(2)%	1,183	(12)%	1,347
(a)Operations exited include the Ghana assets (sold in October 2021) and the Colombia onshore assets (sold in December 2020).
(b)Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Boe equivalent does not necessarily result in price equivalency. Please refer to the Supplemental Oil and Gas Information (unaudited) section of this Form 10-K for additional information on oil and gas production and sales.

Average daily production volumes from ongoing operations remained materially consistent in 2022 as compared to 2021. Production increased in the Permian Basin due to increased development activity, which was partially offset by a decrease in production, especially natural gas, in the DJ Basin reflecting reduced capital investment and the impact of rising commodity prices that reduce Occidental's share of production under international production sharing contracts.

Lease Operating Expense
The following table sets forth the average lease operating expense per Boe from ongoing operations for each of the three years in the period ended December 31, 2022:

	2022	2021	2020
Average lease operating expense per Boe	$9.52	$7.58	$6.38

Average lease operating expense per Boe increased in 2022 compared to 2021 primarily as a result of inflationary pressures which led to higher workover, support and maintenance costs in the Permian Basin, Rockies and Other and Gulf of Mexico, as well as higher purchase injectant costs in the Permian Basin.

OXY 2022 FORM 10-K	43

MANAGEMENT’S DISCUSSION AND ANALYSIS

CHEMICAL SEGMENT

millions	2022	2021	2020
Segment Sales	$6,757	$5,246	$3,733
Segment Results	$2,508	$1,544	$664

Chemical segment results increased in 2022 compared to 2021 due to improved demand and stronger realized prices across most product lines, including caustic soda, partially offset by higher raw material costs, primarily energy costs.

MIDSTREAM AND MARKETING SEGMENT

millions	2022	2021	2020
Segment Sales	$4,136	$2,863	$1,768
Segment Results (a)	$273	$257	$(4,175)

Items affecting comparability
Asset sales gains (losses) and others, net (b)	$98	$124	$(46)
Derivative gains (losses), net	$(259)	$(252)	$97
Goodwill impairments and other charges (c)	$—	$(21)	$(4,194)
(a)Results included significant items affecting comparability discussed in the footnotes below.
(b)The 2022 amount included $62 million relating to a gain on the sale of 10 million limited partner units in WES and a $36 million gain on the sale of a joint venture. The 2021 amount included a $102 million gain from the sale of 11.5 million limited partner units in WES. The 2020 amount represented a loss on the exchange of WES common units to retire a $260 million note.
(c)The 2020 amount included a $2.7 billion other-than-temporary impairment of the equity investment in WES and $1.4 billion of impairments related to the write-off of goodwill and a loss from an equity investment related to WES’ write-off of its goodwill.

Midstream and marketing segment results, excluding items affecting comparability, increased in 2022 compared to 2021, primarily due to higher equity income from WES, improved gas marketing margin from transportation capacity optimization and improved sulfur prices at Al Hosn Gas, partially offset by the timing impact of crude oil sales in the marketing business.

CORPORATE
Significant corporate items include the following:

millions	2022	2021	2020
Items Affecting Comparability
Anadarko acquisition-related costs	$(89)	$(153)	$(339)
Interest rate swap gains (losses), net (a)	$317	$122	$(428)
Maxus environmental reserve adjustment	$(22)	$—	$—
Early debt extinguishment	$149	$(118)	$—
Acquisition-related pension & termination benefits	$—	$—	$114
Warrants gains, net (a)	$—	$—	$5
(a)See Note 8 - Derivatives in the Notes to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information.

44	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

INCOME TAXES

Total deferred tax assets, after valuation allowance, were $2.2 billion and $3.5 billion as of December 31, 2022 and 2021, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The total deferred tax liabilities were $7.7 billion and $10.5 billion as of December 31, 2022 and 2021, respectively. The decrease in net deferred tax liability in 2022 compared to 2021 was primarily driven by the legal entity reorganization that Occidental undertook in the first quarter of 2022. See more discussion below.

WORLDWIDE EFFECTIVE TAX RATE
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

millions	2022	2021	2020
SEGMENT RESULTS
Oil and gas	$12,803	$4,145	$(9,632)
Chemical	2,508	1,544	664
Midstream and marketing	273	257	(4,175)
Unallocated corporate items	(1,467)	(2,241)	(2,562)
Income (loss) from continuing operations before taxes	$14,117	$3,705	$(15,705)
Income tax benefit (expense)
Federal and state	248	(247)	2,607
Foreign	(1,061)	(668)	(435)
Total income tax benefit (expense)	(813)	(915)	2,172
Income (loss) from continuing operations	$13,304	$2,790	$(13,533)
Worldwide effective tax rate	6%	25%	14%

In 2022, Occidental’s worldwide effective tax rate was 6%, which was impacted by a tax benefit associated with Occidental's legal entity reorganization, as further described below.
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

LEGAL ENTITY REORGANIZATION
To align Occidental’s legal entity structure with the nature of its business activities after completing the Anadarko Acquisition and subsequent large scale post-acquisition divestiture program, management undertook a legal entity reorganization that was completed in the first quarter of 2022.
As a result of this legal entity reorganization, management made an adjustment to the tax basis in a portion of its operating assets, thus reducing Occidental’s deferred tax liabilities. Accordingly, in 2022, Occidental recorded a tax benefit of $2.7 billion in connection with this reorganization. The timing of any reduction in Occidental’s future cash taxes as a result of this legal entity reorganization will be dependent on a number of factors, including prevailing commodity prices, capital activity level and production mix. The legal entity reorganization transaction is currently under IRS review as part of the Company’s 2022 federal tax audit.

INFLATION REDUCTION ACT
In August 2022, Congress passed the Inflation Reduction Act that contains, among other provisions, a corporate book minimum tax on financial statement income, an excise tax on stock buybacks, a methane emissions fee and certain tax incentives related to climate change and clean energy. Occidental is currently evaluating the provisions of this act. The ultimate impact of the act is yet to be determined and will depend on additional regulatory guidance and interpretations.

OXY 2022 FORM 10-K	45

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE AND OTHER INCOME ITEMS

millions	2022	2021	2020
Net sales	$36,634	$25,956	$17,809
Interest, dividends and other income	$153	$166	$118
Gains (losses) on sale of assets, net	$308	$192	$(1,666)

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
The increase in net sales in 2022 compared to 2021 was primarily due to higher realized commodity prices in the oil and gas segment. Chemical sales increased primarily due to higher prices and volumes across all product lines. The increase in midstream and marketing sales was due to higher crude oil prices impacting the marketing businesses.

EXPENSE ITEMS

millions	2022	2021	2020
Oil and gas operating expense	$4,028	$3,160	$3,065
Transportation and gathering expense	$1,475	$1,419	$1,600
Chemical and midstream cost of sales	$3,273	$2,772	$2,408
Purchased commodities	$3,287	$2,308	$1,395
Selling, general and administrative	$945	$863	$864
Other operating and non-operating expense	$1,271	$1,065	$884
Taxes other than on income	$1,548	$1,005	$622
Depreciation, depletion and amortization	$6,926	$8,447	$8,097
Asset impairments and other charges	$—	$304	$11,083
Anadarko Acquisition-related costs	$89	$153	$339
Exploration expense	$216	$252	$132
Interest and debt expense, net	$1,030	$1,614	$1,424

OIL AND GAS OPERATING EXPENSE
Oil and gas operating expense increased in 2022 from the prior year, primarily as a result of higher workovers, supports and maintenance costs in the Permian Basin, Rockies and Other and Gulf of Mexico, as well as higher purchase injectant costs in the Permian Basin.

CHEMICAL AND MIDSTREAM COST OF SALES
Chemical and midstream cost of sales increased in 2022 from the prior year, primarily due to higher raw material costs in the chemical segment, primarily energy costs, and increased power generation costs in the midstream and marketing segment.

PURCHASED COMMODITIES
Purchased commodities increased in 2022 from the prior year, largely as a result of higher prices on third-party crude purchases related to the midstream and marketing segment.

OTHER OPERATING AND NON-OPERATING EXPENSE
Other operating and non-operating expense increased in 2022 from the prior year, primarily due to increases in employee related costs and environmental remediation expenses.

DEPRECIATION, DEPLETION AND AMORTIZATION
DD&A expense decreased in 2022 from the prior year, primarily as a result of lower per Boe DD&A rates due to higher proved reserves as a result of positive program adds during 2021.

46	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

ASSET IMPAIRMENTS AND OTHER CHARGES
There were no asset impairments in 2022. In 2021, asset impairments and other charges of $304 million were mainly comprised of the impairment of undeveloped leases that either expired or were set to expire in the near term where Occidental had no plans to pursue exploration activities.

TAXES OTHER THAN ON INCOME
Taxes other than on income in 2022 increased from the prior year, primarily due to higher production taxes, which are directly tied to revenues, and higher ad valorem taxes.

INTEREST AND DEBT EXPENSE, NET
Interest and debt expense decreased in 2022 from the prior year, due to lower outstanding debt as a result of debt repayments.

OTHER ITEMS

Income (expense) millions	2022	2021	2020
Gains (losses) on interest rate swaps and warrants	$317	$122	$(423)
Income from equity investments	$793	$631	$370
Income tax benefit (expense)	$(813)	$(915)	$2,172
Loss from discontinued operations, net	$—	$(468)	$(1,298)

LOSS FROM DISCONTINUED OPERATIONS, NET
There were no discontinued operations in 2022. In 2021, discontinued operations, net primarily included a $437 million after-tax loss contingency associated with Occidental’s former operations in Ecuador, see Note - 13 Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information. In addition, discontinued operations, net was associated with operations in Ghana which were sold in October 2021.

LIQUIDITY AND CAPITAL RESOURCES

CASH ON HAND
As of December 31, 2022, Occidental had approximately $1.0 billion in cash and cash equivalents. A substantial majority of this cash is held and available for use in the United States.

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
Occidental’s planned 2023 capital expenditures are between $5.4 billion and $6.2 billion, of which only a small percentage is allocated to non-cancellable commitments.
As of December 31, 2022, Occidental had $22 million in current maturities of long-term debt which were paid in January 2023, and an additional $1.1 billion in long-term obligations due in 2024.
As of December 31, 2022, Occidental had $433 million in non-cancelable lease payments due in 2023, and an additional $335 million in non-cancelable lease payments due in 2024.
Dividends paid to common and preferred shareholders were $1.2 billion for the year ended December 31, 2022.
Occidental is party to various purchase agreements that are not accounted for as leases or otherwise accrued as liabilities as of December 31, 2022. These agreements consist primarily of obligations to secure terminal, pipeline and processing capacity, purchase services used in the normal course of business including transporting and disposing of produced water, purchase goods used in the production of finished goods including certain chemical raw materials and power and agreements relating to equipment maintenance and service. The amounts that will be paid for such outstanding off-balance sheet purchase obligations as of December 31, 2022 are $3.0 billion in 2023, $4.2 billion in 2024 and 2025, $2.5 billion in 2026 and 2027 and $2.2 billion in 2028 and thereafter.

SHARE REPURCHASE PROGRAM
Under the $3.0 billion share repurchase program announced and completed in 2022, Occidental purchased approximately 47.7 million shares. In February 2023, the Board authorized a new share repurchase program of up to $3.0 billion of Occidental’s shares of common stock.

OXY 2022 FORM 10-K	47

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONTRACTUAL OBLIGATIONS
The following table summarizes and cross-references Occidental’s contractual obligations and indicates on- and off-balance sheet obligations as of December 31, 2022. Commitments related to held for sale assets are excluded.

millions		Payments Due by Year
	Total	2023	2024 and 2025	2026 and 2027	2028 and thereafter
On-Balance Sheet
Current portion of long-term debt (Note 6) (a)	$22	$22	$—	$—	$—
Long-term debt (Note 6) (a)	17,936	—	2,264	2,351	13,321
Expected interest payments on long-term debt	11,400	1,060	2,042	1,754	6,544
Leases (Note 7) (b)	1,818	433	538	320	527
Asset retirement obligations (Note 1)	3,805	169	1,124	961	1,551
Other long-term liabilities (c)	2,594	11	851	253	1,479
Off-Balance Sheet
Purchase obligations (d)	11,963	2,983	4,246	2,510	2,224
Total	$49,538	$4,678	$11,065	$8,149	$25,646
(a)Excluded unamortized debt discount and interest.
(b)Occidental is the lessee under various agreements for real estate, equipment, plants and facilities.
(c)Included long-term obligations and current portions of long-term obligations under postretirement benefits, accrued transportation commitments, ad valorem taxes and other accrued liabilities.
(d)Amounts included payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure terminal, pipeline and processing capacity, CO2, electrical power, steam and certain chemical raw materials including but not limited to capital commitments. Amounts excluded certain product purchase obligations related to marketing activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable. Long-term purchase contracts were discounted at a 5.03% discount rate.

DEBT ACTIVITY
For the twelve months ended December 31, 2022, Occidental repaid debt with a face value of more than $10.5 billion, reducing the face value of Occidental’s debt to less than $18.0 billion. The net book value of the full year repayments was $9.8 billion, which resulted in a gain of $149 million.
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

CASH FLOW ANALYSIS

CASH PROVIDED BY OPERATING ACTIVITIES

millions	2022	2021	2020
Operating cash flow from continuing operations	$16,810	$10,253	$3,842
Operating cash flow from discontinued operations, net of taxes	—	181	113
Net cash provided by operating activities	$16,810	$10,434	$3,955

Cash provided by operating activities increased in 2022 compared to 2021, primarily due to higher commodity prices, as average WTI and Brent prices increased by 39% and 40%, respectively and NYMEX natural gas prices increased by 76%. The chemical segment also generated substantial operating cash flows largely due to higher prices for most chemical products, especially caustic soda, compared to 2021.

48	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

CASH USED BY INVESTING ACTIVITIES

millions	2022	2021	2020
Capital expenditures
Oil and gas	$(3,844)	$(2,409)	$(2,208)
Chemical	(322)	(308)	(255)
Midstream and marketing	(268)	(106)	(50)
Corporate	(63)	(47)	(22)
Total	$(4,497)	$(2,870)	$(2,535)
Changes in capital accrual	147	97	(519)
Purchase of businesses, assets and equity investments, net	(990)	(431)	(114)
Proceeds from sale of assets and equity investments, net	584	1,624	2,281
Other investing activities, net	(116)	406	109
Investing cash flows from continuing operations	$(4,872)	$(1,174)	$(778)
Investing cash flows from discontinued operations	—	(79)	(41)
Net cash used by investing activities	$(4,872)	$(1,253)	$(819)

Cash flows used by investing activities increased by $3.6 billion in 2022 compared to 2021. In 2022, Occidental increased capital spending as a result of increased activity in the Permian. Occidental acquired additional primarily producing assets in the Permian Basin for approximately $400 million and additional interests in emerging low-carbon businesses and net-zero pathway for approximately $350 million. Occidental sold certain strategic assets in the Permian Basin for approximately $190 million. See Note 5 - Acquisitions, Divestitures and Other Transactions in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for a listing of assets and equity investments acquired and sold in 2022, 2021 and 2020. In addition in 2022, Occidental sold 10 million limited partner units of WES for proceeds of approximately $250 million.

CASH USED BY FINANCING ACTIVITIES

millions	2022	2021	2020
Financing cash flows from continuing operations	$(13,715)	$(8,564)	$(4,508)
Financing cash flows from discontinued operations	—	(8)	(8)
Net cash used by financing activities	$(13,715)	$(8,572)	$(4,516)

Cash used by financing activities increased by $5.1 billion compared to 2021 primarily due to the 2022 debt tenders and repayments and treasury share repurchase activity. See Note 6 - Long-Term Debt in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information related to Occidental’s debt repayments and see Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this Form 10-K and Note 14 - Stockholders' Equity in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information related to Occidental’s share repurchases. In addition, cash used by financing activities reflected cash dividend payments of $1.2 billion on preferred and common stock and $111 million, related to net interest rate swap settlements and collateral activity.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
For information on Occidental’s Lawsuits, Claims, Commitments and Contingencies, see the information in Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

OXY 2022 FORM 10-K	49

MANAGEMENT’S DISCUSSION AND ANALYSIS

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

ENVIRONMENTAL COSTS
Environmental costs relate to the prevention, monitoring, control, treatment or abatement of waste, emissions or releases to air, water or land from operations of Occidental’s subsidiaries. These activities are generally integrated with ongoing operations or development projects, so the costs in this table include estimates. The environmental costs in the table do not include litigation-related costs, including fines, penalties or settlements, or Occidental’s investments in low-carbon ventures. Occidental’s environmental costs are presented below for each segment for each of the years ended December 31:

millions	2022	2021	2020
Operating Expenses
Oil and gas	$304	$267	$176
Chemical	115	88	73
Midstream and marketing	6	6	4
Total	$425	$361	$253
Capital Expenditures
Oil and gas	$110	$87	$74
Chemical	53	66	40
Midstream and marketing	5	1	1
Total	$168	$154	$115
Remediation Expenses
Corporate	$65	$28	$36

Operating expenses are incurred on a continual basis. Capital expenditures relate to longer-lived improvements in properties currently operated by Occidental. Remediation expenses relate to existing conditions from past operations of Occidental or its subsidiaries.
For additional information on Occidental’s Environmental Liabilities and Expenditures, see the information in Note 12 - Environmental Liabilities and Expenditures in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

GLOBAL INVESTMENTS

A portion of Occidental’s assets are located outside North America. The following table shows the geographic distribution of Occidental’s assets as of December 31, 2022, at both the segment and consolidated level related to Occidental’s ongoing operations:

millions	Oil and gas	Chemical	Midstream and marketing	Corporate and other	Total Consolidated
North America
United States	$49,786	$4,323	$8,701	$1,917	$64,727
Canada	—	111	104	—	215
Middle East	3,602	—	3,133	—	6,735
North Africa and Other	670	124	138	—	932
Consolidated	$54,058	$4,558	$12,076	$1,917	$72,609

For the year ended December 31, 2022, net sales outside North America totaled $5.5 billion, or approximately 15% of total net sales.

50	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements in accordance with United States GAAP requires Occidental’s management to make informed estimates and judgments regarding certain items and transactions. Changes in facts and circumstances or discovery of new information may result in revised estimates and judgments and actual results may differ from these estimates upon settlement but generally not by material amounts. The selection and development of these policies and estimates have been discussed with the Audit Committee of the Board of Directors. Occidental considers the following to be its most critical accounting policies and estimates that involve management’s judgment.

OIL AND GAS PROPERTIES
The carrying value of Occidental’s PP&E represents the cost incurred to acquire or develop the asset, including any AROs and capitalized interest, net of DD&A and any impairment charges. For assets acquired in a business combination, PP&E cost is based on fair values at the acquisition date. AROs and interest costs incurred in connection with qualifying capital expenditures are capitalized and amortized over the useful lives of the related assets.
Occidental uses the successful efforts method to account for its oil and gas properties. Under this method, Occidental capitalizes costs of acquiring properties, costs of drilling successful exploration wells and development costs. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. If proved reserves have been found, the costs of exploratory wells remain capitalized. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the economic and operating viability of the project. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities and in particular, whether Occidental is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, analyzing whether development negotiations are underway and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.
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

OXY 2022 FORM 10-K	51

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Net capitalized costs attributable to unproved properties were $12.6 billion as of December 31, 2022, and $14.8 billion as of December 31, 2021. The unproved amounts are not subject to DD&A until they are classified as proved properties. Individually insignificant unproved properties are combined and amortized on a group basis based on factors such as lease terms, success rates and other factors to provide for full amortization upon lease expiration or abandonment.
Significant unproved properties, primarily as a result of the Anadarko Acquisition, are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered a valuation allowance is provided if an impairment is indicated. Occidental periodically reviews significant unproved properties for impairments; numerous factors are considered, including but not limited to, availability of funds for future exploration and development activities, current exploration and development plans, favorable or unfavorable exploration activity on the property or the adjacent property, geologists’ evaluation of the property, the current and projected political and regulatory climate, contractual conditions and the remaining lease term for the properties. If an impairment is indicated, Occidental will first determine whether a comparable transaction for similar properties or implied acreage valuation derived from domestic onshore market participants is available and will adjust the carrying amount of the unproved property to its fair value using the market approach. In situations where the market approach is not observable and unproved reserves are available, undiscounted future net cash flows used in the impairment analysis are determined based on managements’ risk adjusted estimates of unproved reserves, future commodity prices and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the property, the future net cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. Occidental utilizes the same assumptions and methodology discussed above for cash flows associated with proved properties.

PROVED RESERVES
Occidental estimates its proved oil and gas reserves according to the definition of proved reserves provided by the SEC’s Rule 4-10 (a) of Regulation S-X and Financial Accounting Standards Board. Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Prices include consideration of price changes provided only by contractual arrangements and do not include adjustments based on expected future conditions. For reserves information, see the Supplemental Information on Oil and Gas Exploration and Production Activities under Item 8 of this Form 10-K.
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
The most significant ongoing financial statement effect from a change in Occidental’s oil and gas reserves or impairment of its proved properties would be to the DD&A rate. For example, a 5% increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.60/Bbl, which would increase or decrease pre-tax income by approximately $270 million annually at current production rates.

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

52	OXY 2022 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

recorded as goodwill. The purchase price allocation is accomplished by recording each asset and liability at its estimated fair value, which may be determined using different methods of fair value measurements, largely based on the availability and quality of market information. Occidental primarily applies the market approach for recurring fair value measurements, maximizes its use of observable inputs and minimizes its use of unobservable inputs.

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
■OTC bilateral financial commodity contracts, international exchange contracts, options and physical commodity forward purchase and sale contracts are generally classified as using observable inputs other than quoted prices for the assets or liabilities (Level 2) and are generally valued using quotations provided by brokers or industry-standard models that consider various inputs, including quoted forward prices for commodities, time value, volatility factors, credit risk and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be derived from observable data or are supported by observable prices at which transactions are executed in the marketplace.
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

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Certain subsidiaries of Occidental incur environmental liabilities and expenditures that relate to current operations and are expensed or capitalized by such subsidiaries as appropriate. Certain subsidiaries also incur environmental liabilities and expenditures with respect to remediation of existing conditions from alleged past practices at Third-Party, Currently Operated, and Closed or Non-operated Sites. Those environmental liabilities and related charges and expenses for estimated remediation costs from past operations are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. Occidental discloses such remediation liabilities on a consolidated basis. In determining the environmental remediation liability and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. These environmental remediation liabilities are based on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews these environmental remediation liabilities and adjusts them as new information becomes available. Occidental’s subsidiaries generally record reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.
Many factors could affect future remediation costs incurred by Occidental’s subsidiaries and result in adjustments to environmental remediation liabilities and the range of reasonably possible additional losses. The most significant are: (1) cost estimates for remedial activities may vary from the initial estimate; (2) the length of time, type or amount of remediation necessary to achieve the remedial objective may change due to factors such as site conditions, the ability to identify and

OXY 2022 FORM 10-K	53

MANAGEMENT’S DISCUSSION AND ANALYSIS

control contaminant sources or the discovery of additional contamination; (3) a regulatory agency may ultimately reject or modify proposed remedial plans; (4) improved or alternative remediation technologies may change remediation costs; (5) laws and regulations may change remediation requirements or affect cost sharing or allocation of liability; and (6) changes in allocation or cost-sharing arrangements may occur.
Certain sites involve multiple parties with various cost-sharing arrangements, which generally fall into the following three categories: (1) environmental proceedings that result in a negotiated or prescribed allocation of remediation costs among the affected Occidental’s subsidiary and other alleged potentially responsible parties; (2) oil and gas ventures in which each participant pays its proportionate share of remediation costs reflecting its working interest; or (3) contractual arrangements, typically relating to purchases and sales of properties, in which the parties to the transaction agree to methods of allocating remediation costs. In these circumstances, the affected subsidiary evaluates the financial viability of other parties with whom it is alleged to be jointly liable, the degree of their commitment to participate and the consequences to such subsidiary of their failure to participate when estimating its ultimate share of liability. Occidental subsidiaries record environmental remediation liabilities at their expected net cost of remedial activities. Based on these factors, except as otherwise disclosed in Note 12 - Environmental Liabilities and Expenditures in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K, Occidental’s subsidiaries believe that they will not be required to assume a share of liability of such other potentially responsible parties in an amount materially above amounts reserved.
In addition to the costs of investigations and clean-up measures, which often take in excess of 10 years at CERCLA NPL sites, Occidental subsidiaries’ environmental remediation liabilities include estimates of the costs to operate and maintain remedial systems. If remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental’s subsidiaries review and adjust their environmental remediation liabilities accordingly.
If Occidental or its subsidiaries were to adjust the balance of their environmental remediation liabilities based on the factors described above, the amount of the increase or decrease would be recognized in earnings. For example, if the balance were reduced by 10%, Occidental would record a pre-tax increase to income of $105 million. If the balance were increased by 10%, Occidental would record an additional remediation expense of $105 million.

INCOME TAXES
Occidental and its subsidiaries file various U.S. federal, state and foreign income tax returns. The impact of changes in tax regulations are reflected when enacted. In general, deferred federal, state and foreign income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Occidental routinely assesses the realizability of its deferred tax assets. If Occidental concludes that it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. Occidental recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through final settlement with a taxing authority. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense (benefit). See Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

LOSS CONTINGENCIES
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings and audits. Occidental or its affected subsidiaries, as appropriate, accrues reserves for these matters when it is probable that a liability has been incurred and the liability can be reasonably estimated. In addition, Occidental discloses, in aggregate on a consolidated basis, exposure to loss in excess of the amount recorded on the balance sheet for these matters if it is reasonably possible that an additional material loss may be incurred. Occidental reviews such loss contingencies on an ongoing basis.
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

54	OXY 2022 FORM 10-K

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
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings; the scope and duration of the global or regional health pandemics or epidemics, including the COVID-19 pandemic and ongoing actions taken by governmental authorities and other third parties in response to the pandemic; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets; governmental actions, war (including the Russia-Ukraine war) and political conditions and events; environmental risks and liability under federal, regional, state, provincial, tribal, local and international environmental laws, and regulations, and litigation (including the potential liability for remedial actions or assessments under existing or future laws, regulations and litigation); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deep-water and onshore drilling and permitting regulations and environmental regulations (including regulations related to climate change); Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Item 1A, “Risk Factors” and elsewhere in this Form 10-K, as well as in Occidental’s other filings with the SEC, including Occidental’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OXY 2022 FORM 10-K	55

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

GENERAL
Occidental’s results are sensitive to fluctuations in oil, NGL and natural gas prices. Price changes at current global prices and levels of production affect Occidental’s budgeted 2023 pre-tax annual income by approximately $200 million for a $1 per barrel change in oil prices and approximately $30 million for a $1 per barrel change in NGL prices. If domestic natural gas prices varied by $0.10 per Mcf, it would have an estimated annual effect on Occidental’s budgeted 2023 pre-tax income of approximately $30 million. These price-change sensitivities include the impact of PSC and similar contract volume changes on income. If production levels change in the future, the sensitivity of Occidental’s results to prices also will change. Marketing results are sensitive to price changes of oil, natural gas and, to a lesser degree, other commodities. A $0.25 change in the Midland-to-Gulf-Coast oil spreads impacts budgeted 2023 operating cash flows by approximately $65 million.
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
The following table shows the fair value of Occidental’s derivatives (excluding collateral), segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets (Liabilities) millions	2023	2024 and 2025	2026 and 2027	2028 and thereafter	Total
Prices actively quoted	$(18)	$—	$—	$—	$(18)
Prices provided by other external sources	31	1	—	—	32
Total	$13	$1	$—	$—	$14

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

56	OXY 2022 FORM 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES

INTEREST RATE RISK
GENERAL
As of December 31, 2022, Occidental had fixed rate debt with a fair value of $17.5 billion outstanding. A 25-basis point change in Treasury rates would change the fair value of the fixed rate debt approximately $295 million.
The table below provides information about Occidental’s long-term debt obligations. Debt amounts represent principal payments by maturity date.

millions except percentages	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Total (a)
2023	$22	$—	$22
2024	1,056	—	1,056
2025	1,208	—	1,208
2026	1,448	—	1,448
2027	903	—	903
Thereafter	13,253	68	13,321
Total	$17,890	$68	$17,958
Weighted-average interest rate	5.92%	5.32%	5.91%
Fair Value	$17,508	$68	$17,576
(a)Excluded net unamortized debt premiums of $1.3 billion and debt issuance costs of $73 million.

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
As of December 31, 2022, the substantial majority of the credit exposures were with investment grade counterparties. Occidental believes its exposure to credit-related losses as of December 31, 2022, was not material and losses associated with credit risk have been insignificant for all years presented.

OXY 2022 FORM 10-K	57

FINANCIAL STATEMENTS INDEX
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

58	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Occidental Petroleum Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the estimated proved oil and gas reserves on the determination of depreciation and depletion expense for proved oil and gas properties.

As discussed in Note 1 to the consolidated financial statements, the Company determines depreciation and depletion of oil and gas producing properties by the unit-of-production method. Under this method, capitalized costs are amortized over estimated proved reserves. For the year ended December 31, 2022, the Company recorded depreciation and depletion expense related to proved oil and gas properties of $6.2 billion.

We identified the assessment of the estimated proved oil and gas reserves on the determination of depreciation and depletion expense related to proved oil and gas properties as a critical audit matter. Complex auditor judgment was required to assess the Company’s estimate of proved oil and gas reserves, which is a key input for the determination of depreciation and depletion expense. Estimating proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers. The key assumptions included (1) estimated future production quantities, and (2) estimated operating and capital costs.

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

OXY 2022 FORM 10-K	59

FINANCIAL STATEMENTS REPORT

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

Evaluation of the environmental liability associated with the lower 8.3 miles of the Lower Passaic River site.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company accrues a liability for estimated environmental remedial activities when it is probable a liability has been incurred and the amount of remediation costs can be estimated. The Company accrued a liability related to its estimated allocable share of the costs to perform the remedial activities required for the lower 8.3 miles of the Lower Passaic River site. As of December 31, 2022, the Company’s total estimated environmental liabilities were $1 billion, which includes the estimated environmental liability for the lower 8.3 miles of the Lower Passaic River Site.

We identified the evaluation of the environmental liability associated with the lower 8.3 miles of the Lower Passaic River site as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our procedures due to possible changes to the Company’s estimated allocable share of the remediation costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s environmental liability process to estimate the Company’s allocable share of the remediation costs associated with the lower 8.3 miles of the Lower Passaic River site. We assessed the Company’s assumption for its allocable share of the remediation costs and analyzed publicly available data sources for information that might be contrary to the information used by the Company. We involved an environmental analysis professional with specialized skills and knowledge who assisted in the evaluation of information used by management, including publicly available data sources.

Determination of tax impact of the legal entity reorganization

As discussed in Note 10 to the consolidated financial statements, the Company completed a legal entity reorganization in the first quarter of 2022 that resulted in an adjustment to the tax basis in a portion of its operating assets that reduced its deferred tax liabilities. As a result of the legal entity reorganization, the Company recorded a tax benefit of $2.7 billion.

We identified the evaluation of the tax impact due to the legal entity reorganization as a critical audit matter. Evaluating the application of the United States tax laws and regulations, which can be complex, and the tax impact required a high degree of auditor effort and specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of determining the tax impact due to the legal entity reorganization including the application of United States tax laws and regulations. We evaluated the information, including third party opinions, United States tax laws and regulations, and other relevant evidence used by management to support its position regarding the tax impact of the transaction; and evaluated the legal entity reorganization related tax impact. We involved income tax professionals with specialized skills and knowledge who assisted in the evaluation of:

■    the tax impact of the legal entity reorganization
■    certain facts, representations and assumptions from management
■    the application of relevant United States tax laws and regulations.

We have served as the Company’s auditor since 2002.

Houston, Texas
February 27, 2023

60	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Occidental Petroleum Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Occidental Petroleum Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

Houston, Texas
February 27, 2023

OXY 2022 FORM 10-K	61

FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$984	$2,764
Trade receivables, net of reserves of $37 in 2022 and $35 in 2021	4,281	4,208
Inventories	2,059	1,846
Other current assets	1,562	1,393
Total current assets	8,886	10,211

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,176	2,938

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	104,487	101,251
Chemical	7,808	7,571
Midstream and marketing	7,550	8,371
Corporate	889	964
	120,734	118,157
Accumulated depreciation, depletion and amortization	(62,350)	(58,227)
Total property, plant and equipment, net	58,384	59,930

OPERATING LEASE ASSETS	903	726

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,260	1,231

TOTAL ASSETS	$72,609	$75,036
The accompanying notes are an integral part of these Consolidated Financial Statements.

62	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions except share and per-share amounts	2022	2021
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$165	$186
Current operating lease liabilities	273	186
Accounts payable	4,029	3,899
Accrued liabilities	3,290	4,053
Total current liabilities	7,757	8,324

LONG-TERM DEBT, NET
Long-term debt, net (b)	19,670	29,431

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,512	7,039
Asset retirement obligations	3,636	3,687
Pension and postretirement obligations	1,055	1,540
Environmental remediation liabilities	905	944
Operating lease liabilities	657	585
Other	3,332	3,159
Total deferred credits and other liabilities	15,097	16,954

EQUITY
Preferred stock, at $1.00 per share par value (100,000 shares as of December 31, 2022 and 2021)	9,762	9,762
Common stock, $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2022 — 1,098,512,626 and 2021 — 1,083,423,094	220	217
Treasury stock: 2022 — 198,653,682 shares and 2021 — 149,348,394 shares	(13,772)	(10,673)
Additional paid-in capital	17,181	16,749
Retained earnings	16,499	4,480
Accumulated other comprehensive income (loss)	195	(208)
Total stockholders’ equity	30,085	20,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,609	$75,036
(a)Included $143 million and $85 million of current finance lease liabilities as of December 31, 2022 and 2021, respectively.
(b)Included $546 million and $504 million of finance lease liabilities as of December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2022 FORM 10-K	63

FINANCIAL STATEMENTS

Consolidated Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions except per-share amounts	2022	2021	2020
REVENUES AND OTHER INCOME
Net sales	$36,634	$25,956	$17,809
Interest, dividends and other income	153	166	118
Gains (losses) on sale of assets, net	308	192	(1,666)
Total	37,095	26,314	16,261
COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	4,028	3,160	3,065
Transportation and gathering expense	1,475	1,419	1,600
Chemical and midstream cost of sales	3,273	2,772	2,408
Purchased commodities	3,287	2,308	1,395
Selling, general and administrative	945	863	864
Other operating and non-operating expense	1,271	1,065	884
Taxes other than on income	1,548	1,005	622
Depreciation, depletion and amortization	6,926	8,447	8,097
Asset impairments and other charges	—	304	11,083
Anadarko Acquisition-related costs	89	153	339
Exploration expense	216	252	132
Interest and debt expense, net	1,030	1,614	1,424
Total	24,088	23,362	31,913
Income (loss) before income taxes and other items	13,007	2,952	(15,652)
OTHER ITEMS
Gains (losses) on interest rate swaps and warrants, net	317	122	(423)
Income from equity investments	793	631	370
Total	1,110	753	(53)
Income (loss) from continuing operations before income taxes	14,117	3,705	(15,705)
Income tax benefit (expense)	(813)	(915)	2,172
Income (loss) from continuing operations	13,304	2,790	(13,533)
Loss from discontinued operations, net of tax	—	(468)	(1,298)

NET INCOME (LOSS)	13,304	2,322	(14,831)
Less: Preferred stock dividends	(800)	(800)	(844)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,504	$1,522	$(15,675)

PER COMMON SHARE
Income (loss) from continuing operations—basic	$13.41	$2.12	$(15.65)
Loss from discontinued operations—basic	—	(0.50)	(1.41)
Net income (loss) attributable to common stockholders—basic	$13.41	$1.62	$(17.06)

Income (loss) from continuing operations—diluted	$12.40	$2.06	$(15.65)
Loss from discontinued operations—diluted	—	(0.48)	(1.41)
Net income (loss) attributable to common stockholders—diluted	$12.40	$1.58	$(17.06)

The accompanying notes are an integral part of these Consolidated Financial Statements.

64	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2022	2021	2020
Net income (loss)	$13,304	$2,322	$(14,831)
Other comprehensive income (loss) items:
Gains on derivatives (a)	80	14	4
Pension and postretirement gains (losses) (b)	321	67	(71)
Other	2	(1)	—
Other comprehensive income (loss), net of tax	403	80	(67)
Comprehensive income (loss)	13,707	2,402	(14,898)
Comprehensive income (loss) attributable to preferred and common stockholders	$13,707	$2,402	$(14,898)
(a)Net of tax expense of $(22), $(4) and $(1) in 2022, 2021 and 2020, respectively.
(b)Net of tax benefit (expense) of $(99), $(18) and $24 in 2022, 2021 and 2020, respectively. See Note 11 - Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2022 FORM 10-K	65

FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’ Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$9,762	$209	$(10,653)	$14,955	$20,180	$(221)	$34,232
Net loss	—	—	—	—	(14,831)	—	(14,831)
Other comprehensive loss, net of tax	—	—	—	—	—	(67)	(67)
Dividends on common stock, $0.82 per share	—	—	—	—	(746)	—	(746)
Dividends on preferred stock, $8,444 per share	—	6	—	438	(844)	—	(400)
Issuance of warrants on common stock	—	—	—	767	(763)	—	4
Berkshire Warrants	—	—	—	103	—	—	103
Issuance of common stock and other, net	—	1	—	289	—	—	290
Purchases of treasury stock	—	—	(12)	—	—	—	(12)
Balance, December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$18,573
Net income	—	—	—	—	2,322	—	2,322
Other comprehensive income, net of tax	—	—	—	—	—	80	80
Dividends on common stock, $0.04 per share	—	—	—	—	(38)	—	(38)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(800)	—	(800)
Shareholder warrants exercised	—	—	—	7	—	—	7
Issuance of common stock and other, net	—	1	—	190	—	—	191
Purchases of treasury stock	—	—	(8)	—	—	—	(8)
Balance, December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$20,327
Net income	—	—	—	—	13,304	—	13,304
Other comprehensive income, net of tax	—	—	—	—	—	403	403
Dividends on common stock, $0.52 per share	—	—	—	—	(485)	—	(485)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(800)	—	(800)
Shareholder warrants exercised	—	2	—	252	—	—	254
Options Exercised	—	—	—	27	—	—	27
Issuance of common stock and other, net	—	1	—	153	—	—	154
Purchases of treasury stock	—	—	(3,099)	—	—	—	(3,099)
Balance, December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$30,085
The accompanying notes are an integral part of these Consolidated Financial Statements.

66	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2022	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$13,304	$2,322	$(14,831)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Discontinued operations, net	—	468	1,298
Depreciation, depletion and amortization of assets	6,926	8,447	8,097
Deferred income tax provision (benefit)	(1,644)	46	(2,517)
Noncash charges (benefit) to income and other	(8)	229	419
Asset impairments and other charges	—	304	11,002
(Gain) loss on sales of equity investments and other assets, net	(308)	(192)	1,666
Undistributed earnings from affiliates	(219)	(70)	(61)
Dry hole expense	84	125	47
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(97)	(2,086)	2,062
(Increase) decrease in inventories	(230)	(86)	(484)
(Increase) decrease in other current assets	(335)	(119)	350
Increase (decrease) in accounts payable and accrued liabilities	(478)	865	(3,228)
Increase (decrease) in current domestic and foreign income taxes	(185)	—	22
Operating cash flow from continuing operations	16,810	10,253	3,842
Operating cash flow from discontinued operations, net of taxes	—	181	113
Net cash provided by operating activities	16,810	10,434	3,955

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,497)	(2,870)	(2,535)
Change in capital accrual	147	97	(519)
Purchase of businesses, assets and equity investments, net	(990)	(431)	(114)
Proceeds from sale of assets and equity investments, net	584	1,624	2,281
Equity investments and other, net	(116)	406	109
Investing cash flow from continuing operations	(4,872)	(1,174)	(778)
Investing cash flow from discontinued operations	—	(79)	(41)
Net cash used by investing activities	(4,872)	(1,253)	(819)

CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	400	—	—
Payment of receivables securitization facility	(400)	—	—
Proceeds from long-term debt, net	—	—	6,936
Payments of long-term debt, net	(9,484)	(6,834)	(8,916)
Proceeds from issuance of common stock	293	31	134
Purchases of treasury stock	(3,099)	(8)	(12)
Cash dividends paid on common and preferred stock	(1,184)	(839)	(1,845)
Payment of liabilities associated with the sale of future royalties	—	—	(386)
Financing portion of net cash paid for derivative instruments	(111)	(834)	(362)
Other financing, net	(130)	(80)	(57)
Financing cash flow from continuing operations	(13,715)	(8,564)	(4,508)
Financing cash flow from discontinued operations	—	(8)	(8)
Net cash used by financing activities	(13,715)	(8,572)	(4,516)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,777)	609	(1,380)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of year	2,803	2,194	3,574
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of year	$1,026	$2,803	$2,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2022 FORM 10-K	67

FINANCIAL STATEMENTS FOOTNOTES

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In July 2022, Occidental sold 10.0 million limited partner units of WES for proceeds of approximately $250 million, resulting in a gain of $62 million.
As of December 31, 2022, Occidental owned all of the 2.3% non-voting general partner interest and 49.5% of the limited partner units in WES. On a combined basis, with its 2% non-voting limited partner interest in WES Operating, Occidental's total effective economic interest in WES and its subsidiaries was 51.7% and Occidental’s carrying value of WES was approximately $2.0 billion, which exceeds Occidental’s pro-rata interest in the net assets of WES by $390 million. This basis difference is primarily associated with WES' PP&E and equity investments and is subject to amortization over their estimated average lives. See Note 4 - Investment and Related-Party Transactions for further information.

BERKSHIRE HATHAWAY OWNERSHIP
Berkshire Hathaway is a related party of Occidental due to its level of ownership of Occidental's common stock. During the third quarter of 2022, Berkshire Hathaway increased its ownership in Occidental to approximately 194 million shares of common stock. Occidental has, from time to time, contracted with Berkshire Hathaway for the provision of electricity, rail and insurance. In addition, certain Berkshire Hathaway subsidiaries purchase various chemicals from our chemical segment.

68	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

DISCONTINUED OPERATIONS
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
The accompanying Consolidated Financial Statements include assets of approximately $7.7 billion as of December 31, 2022 and net sales of approximately $5.5 billion for the year ended December 31, 2022, relating to Occidental’s operations in countries outside North America. Occidental has experienced and may continue to experience adverse consequences, such as risk of loss or production limitations, because certain of its international operations are located in countries affected by political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions. Exposure to such risks may increase if a greater percentage of Occidental’s future oil and gas production or revenue comes from international sources. Occidental attempts to conduct its affairs so as to mitigate its exposure to such risks and would seek compensation in the event of nationalization.
Because Occidental’s major products are commodities, significant changes in the prices of oil, NGL, natural gas and chemical products may have a significant impact on Occidental’s results of operations. Also, see Property, Plant and Equipment section below.

RECEIVABLES AND OTHER CURRENT ASSETS
Trade receivables, net of $4.3 billion and $4.2 billion as of December 31, 2022 and 2021, respectively, represent rights to payment for which Occidental had satisfied its obligations under a contract with a customer and its right to payment was conditioned only on the passage of time.
Other current assets includes amounts receivable from working interest partners in Occidental’s oil and gas operations, derivative assets and taxes receivable.

INVENTORIES
Materials and supplies are valued at weighted-average cost and are reviewed periodically for obsolescence. Oil, NGL and natural gas inventories are valued at the lower of cost or market.
For the chemical segment, Occidental’s finished goods inventories are valued at the lower of cost or market. For most of its domestic inventories, other than materials and supplies, the chemical segment uses the LIFO method as it better matches current costs and current revenue. For other countries, Occidental uses the first-in, first-out method (if the costs of goods are specifically identifiable) or the average-cost method (if the costs of goods are not specifically identifiable).

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

OXY 2022 FORM 10-K	69

FINANCIAL STATEMENTS FOOTNOTES

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
The following table summarizes the activity of capitalized exploratory well costs for continuing operations for the years ended December 31:

millions	2022	2021	2020
Balance — beginning of year	$213	$211	$424
Additions to capitalized exploratory well costs pending the determination of proved reserves	323	163	122
Reclassifications to property, plant and equipment based on the determination of proved reserves	(183)	(67)	(309)
Capitalized exploratory well costs charged to expense	(77)	(94)	(26)
Balance — end of year	$276	$213	$211

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
Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Proved reserves include PUD reserves. PUD reserves are supported by a management-approved, detailed, field-level development plan where sufficient capital has been committed to develop those reserves. Only PUD reserves which are reasonably certain to be drilled within five years of booking and are supported by a final investment decision to drill them are included in the development plan. A portion of the PUD reserves associated with international operations are expected to be developed beyond the five years and are tied to approved long-term development projects.
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
Net capitalized costs attributable to unproved properties were $12.6 billion as of December 31, 2022 and $14.8 billion as of December 31, 2021. The unproved amounts are not subject to DD&A until they are classified as proved properties. Individually insignificant unproved properties are combined and amortized on a group basis based on factors such as lease terms, success rates and other factors to provide for full amortization upon lease expiration or abandonment.
Significant unproved properties, primarily as a result of the Anadarko Acquisition, are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered a valuation allowance is provided if an impairment is indicated. Occidental periodically reviews significant unproved properties for impairments; numerous factors are considered, including but not limited to, availability of funds for future exploration and development activities, current exploration and development plans, favorable or unfavorable exploration activity on the property or the adjacent property, geologists’ evaluation of the property, the current and projected political and regulatory climate, contractual conditions and the remaining lease term for the properties. If an impairment is indicated, Occidental will first determine whether a comparable transaction for similar properties or implied acreage valuation derived from domestic onshore market participants is available and will adjust the carrying amount of the unproved property to its fair value using the market approach. In situations where the market approach is not observable and unproved reserves are available,

70	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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

CHEMICAL
Occidental’s chemical assets are depreciated using either the unit-of-production or the straight-line method, based upon the estimated useful lives of the facilities. The estimated useful lives of Occidental’s chemical assets, which range from three years to 50 years, are also used for impairment tests. The estimated useful lives for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Such expenditures consist of ongoing routine repairs and maintenance, as well as planned major maintenance activities. Ongoing routine repairs and maintenance expenditures are expensed as incurred. Planned major maintenance activities costs are capitalized and amortized over the period until the next planned overhaul. Additionally, Occidental incurs capital expenditures that extend the remaining useful lives of existing assets, increase their capacity or operating efficiency beyond the original specification or add value through modification for a different use. These capital expenditures are not considered in the initial determination of the useful lives of these assets at the time they are placed into service. The resulting revision, if any, of the asset’s estimated useful life is measured and accounted for prospectively.
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

OXY 2022 FORM 10-K	71

FINANCIAL STATEMENTS FOOTNOTES

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

ACCRUED LIABILITIES - CURRENT
Accrued liabilities - current included accrued payroll, commissions and related expenses of $582 million and $677 million as of December 31, 2022 and 2021, respectively, and taxes other than on income of $544 million and $445 million as of December 31, 2022 and 2021, respectively. Dividends payable, also included in accrued liabilities - current, were $289 million and $188 million as of December 31, 2022, and 2021, respectively.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Certain subsidiaries of Occidental incur environmental liabilities and expenditures that relate to current operations and are expensed or capitalized by such subsidiaries as appropriate. Certain subsidiaries also incur environmental liabilities and expenditures with respect to remediation of existing conditions from alleged past practices at Currently Operated, Closed or Non-Operated, and Third-Party Sites, which categories may include NPL sites. Those environmental liabilities and related charges and expenses for estimated remediation costs from past operations are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. Occidental discloses such remediation liabilities on a consolidated basis. In determining the environmental remediation liability and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. These environmental remediation liabilities are based on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews these environmental remediation liabilities and adjusts them as new information becomes available. Occidental’s subsidiaries generally record reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.
Many factors could affect future remediation costs incurred by Occidental’s subsidiaries and result in adjustments to environmental remediation liabilities and the range of reasonably possible additional losses. The most significant are: (1)

72	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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
Certain sites involve multiple parties with various cost-sharing arrangements, which fall into the following three categories: (1) environmental proceedings that result in a negotiated or prescribed allocation of remediation costs among the affected Occidental subsidiary and other alleged potentially responsible parties; (2) oil and gas ventures in which each participant pays its proportionate share of remediation costs reflecting its working interest; or (3) contractual arrangements, typically relating to purchases and sales of properties, in which the parties to the transaction agree to methods of allocating remediation costs. In these circumstances, the affected subsidiary evaluates the financial viability of other parties with whom it is alleged to be jointly liable, the degree of their commitment to participate and the consequences to such subsidiary of their failure to participate when estimating its ultimate share of liability. Occidental records its environmental remediation liabilities at its expected net cost of remedial activities and, based on these factors, believes that it will not be required to assume a share of liability of such other potentially responsible parties in an amount materially above amounts reserved.
In addition to the costs of investigations and clean-up measures, which often take in excess of 10 years at CERCLA NPL sites, Occidental’s environmental remediation liabilities include management’s estimates of the costs to operate and maintain remedial systems. If remedial systems are modified over time in response to significant changes in site-specific data, laws, regulations, technologies or engineering estimates, Occidental reviews and adjusts its environmental remediation liabilities accordingly.

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
The following table summarizes the activity of AROs for the years ended December 31:

millions	2022	2021
Beginning balance	$4,026	$4,130
Liabilities incurred – capitalized to PP&E	55	27
Liabilities settled and paid	(342)	(174)
Accretion expense	145	205
Acquisitions, divestitures and other, net	(54)	(53)
Revisions to previous estimates	(25)	(109)
Ending balance (a)	$3,805	$4,026
(a)The ending balance included $169 million and $339 million related to the current balance of AROs that are presented in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

DERIVATIVE INSTRUMENTS
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of OCI with an offsetting adjustment to the carrying value of the item being hedged. Realized gains or losses from cash flow hedges, and any ineffective portion, are recorded as a component of net sales in the Consolidated Statements of Operations. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses

OXY 2022 FORM 10-K	73

FINANCIAL STATEMENTS FOOTNOTES

from derivative instruments are reported net in the Consolidated Statements of Operations. There were no fair value hedges as of and during the years ended December 31, 2022, 2021 and 2020.

STOCK-BASED INCENTIVE PLANS
Occidental has established the Plan that is more fully described in Note 15 - Stock-Based Incentive Plans. A summary of Occidental’s accounting policy for awards issued under the Plan is as follows.
For cash- and stock-settled RSUs and CROCEI awards, compensation value is initially measured on the grant date using the quoted market price of Occidental’s common stock and the estimated payout on the grant date. The fair value of stock options is estimated using a Black Scholes model. For TSRI awards, compensation value is initially measured on the grant date using the fair value derived from a Monte Carlo valuation model. Compensation expense for all awards is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting or performance periods. The stock-settled awards are expensed using the initially measured compensation value. The liability resulting from cash settled awards and accrued dividends are remeasured at each reporting period. Dividends accrued on unvested awards are adjusted quarterly for any changes in the number of share equivalents expected to be paid based on the relevant performance and market criteria, if applicable.

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
Pension and any postretirement plan assets are measured at fair value. Common stock, preferred stock, publicly registered mutual funds, U.S. government securities and corporate bonds are valued using quoted market prices in active markets when available. When quoted market prices are not available, these investments are valued using pricing models with observable inputs from both active and non-active markets. Common and collective trusts are valued at the fund units’ NAV provided by the issuer, which represents the quoted price in a non-active market. Short-term investment funds are valued at the fund units’ NAV provided by the issuer.

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the year ended December 31, 2022, 2021 and 2020, respectively.

millions	2022	2021	2020
Income tax payments	$2,184	$763	$498
Income tax refunds received	$89	$70	$223
Production, property and other tax payments	$1,093	$790	$629
Interest paid (a)	$1,425	$1,685	$1,521
(a)     Net of capitalized interest of $69 million, $61 million and $84 million, for the years 2022, 2021 and 2020, respectively.

Occidental swapped oil and gas acreage with a fair value of $340 million in non-monetary exchange transactions during the year ended December 31, 2022.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balance as of December 31, 2022, included investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Statements of Cash Flows for the year ended December 31, 2022 and 2021:

74	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

millions	2022	2021
Cash and cash equivalents	$984	$2,764
Restricted cash and restricted cash equivalents	26	24
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	16	15
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,026	$2,803

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

LOSS CONTINGENCIES
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, state, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties and injunctive relief. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental or its subsidiaries retains liability or indemnifies the other party for conditions that existed prior to the transaction.
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

OXY 2022 FORM 10-K	75

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

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The following table reconciles revenue from customers to total net sales for the years ended December 31:

millions	2022	2021	2020
Revenue from customers	$36,234	$25,959	$17,130
All other revenues (a)	400	(3)	679
Net sales	$36,634	$25,956	$17,809
(a)Included net marketing derivatives, oil collars and calls and chemical exchange contracts.

76	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and natural gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale.

millions	United States	International	Eliminations	Total
Year ended December 31, 2022
Oil and gas
Oil	$17,421	$3,935	$—	$21,356
NGL	2,631	421	—	3,052
Gas	2,422	311	—	2,733
Other	20	4	—	24
Segment total	$22,494	$4,671	$—	$27,165
Chemical	$6,359	$379	$—	$6,738
Midstream and marketing	$3,167	$588	$—	$3,755
Eliminations	$—	$—	$(1,424)	$(1,424)
Consolidated	$32,020	$5,638	$(1,424)	$36,234

Year ended December 31, 2021
Oil and gas
Oil	$12,072	$2,844	$—	$14,916
NGL	2,203	325	—	2,528
Gas	1,524	291	—	1,815
Other	24	2	—	26
Segment total	$15,823	$3,462	$—	$19,285
Chemical	$4,995	$248	$—	$5,243
Midstream and marketing	$1,969	$556	$—	$2,525
Eliminations	$—	$—	$(1,094)	$(1,094)
Consolidated	$22,787	$4,266	$(1,094)	$25,959

Year ended December 31, 2020
Oil and gas
Oil	$7,485	$2,403	$—	$9,888
NGL	838	217	—	1,055
Gas	660	326	—	986
Other	65	1	—	66
Segment total	$9,048	$2,947	$—	$11,995
Chemical	$3,524	$202	$—	$3,726
Midstream and marketing	$1,595	$572	$—	$2,167
Eliminations	$—	$—	$(758)	$(758)
Consolidated	$14,167	$3,721	$(758)	$17,130

OXY 2022 FORM 10-K	77

FINANCIAL STATEMENTS FOOTNOTES

NOTE 3 - INVENTORIES

Finished goods primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. Inventories consisted of the following as of December 31:

millions	2022	2021
Raw materials	$120	$96
Materials and supplies	913	783
Commodity inventory and finished goods	1,147	1,066
	2,180	1,945
Revaluation to LIFO	(121)	(99)
Total	$2,059	$1,846

NOTE 4 - INVESTMENTS AND RELATED-PARTY TRANSACTIONS

EQUITY INVESTMENTS
Occidental’s significant equity investments are presented in investments in unconsolidated entities and in deferred credits and other liabilities - other. As of December 31, 2022 and 2021, investments in unconsolidated entities were $3.2 billion and $2.9 billion, respectively. Occidental’s equity investments presented in investments in unconsolidated entities primarily consist of the following:

millions	% Economic Interest	Carrying amount
WES (a)	51.7%	$2,006
OxyChem Ingleside Facility	50.0%	566
OLCV - related	various	416
Other	various	188
Total Investments in unconsolidated entities (b)		$3,176
(a)     In July 2022, Occidental sold 10.0 million limited partner units of WES for proceeds of approximately $250 million, resulting in a gain of $62 million. In 2021, Occidental sold 14.0 million limited partner units of WES for proceeds of $250 million, resulting in a gain of $102 million. In the first quarter of 2020, Occidental recorded an impairment of $1.2 billion in goodwill related to its ownership in WES and in the third quarter of 2020, recorded an other than temporary impairment of $2.7 billion related to the WES equity method investment. See Note 9 - Fair Value Measurements for more information on the impairments.
(b)    Not presented in investments in unconsolidated entities is Occidental’s 24.5% ownership in DEL, which had a carrying value of $213 million and is presented in deferred credits and other liabilities - other. Refer to the discussion below regarding the presentation of Occidental’s equity investment in DEL.

As of December 31, 2022 and 2021, Occidental’s significant equity investments consisted of investments in WES, OxyChem Ingleside Facility, Net Power and DEL.
As a result of a refinancing transaction at DEL in November 2021, Occidental received cash distributions comprised of $110 million in dividends and $450 million in excess distributions. Since Occidental may be requested to provide financial support to DEL in the future, the excess distributions were recorded against the carrying amount of the equity investment and in deferred credits and other liabilities - other. The $110 million in dividends were recorded as a return on investment in cash flow from operations and the $450 million excess distribution was recorded as a return of investment in cash flow from investing.
Equity investments in certain oil and gas properties and gathering and processing assets and associated notes payable were presented net on the Consolidated Balance Sheets. The notes payable were net settled in 2022. The carrying value of the investment and note payable were $2.9 billion as of December 31, 2021.
Dividends received from equity investments were $643 million, $652 million and $678 million to Occidental in 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, cumulative undistributed earnings of equity-method investees since they were acquired was $475 million and $242 million, respectively. As of December 31, 2022, Occidental’s investments in equity investees exceeded the underlying equity in net assets by approximately $640 million, of which,

78	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

$373 million represented PP&E and equity investments with the remainder comprised of intangibles, both are subject to amortization over their estimated average lives.

The following table presents the summarized financial information of its equity-method investments combined for the years ended and as of December 31:

millions	2022	2021	2020
Summarized Results of Operations
Revenues and other income	$6,342	$6,252	$5,455
Costs and expenses	4,514	4,569	5,455
Net income	$1,828	$1,683	$—

Summarized Balance Sheet
Current assets	$3,482	$3,387	$1,419
Non-current assets	$15,282	$19,341	$18,693
Current liabilities	$1,342	$1,976	$1,549
Long-term debt	$9,512	$9,464	$7,860
Other non-current liabilities	$1,289	$1,187	$866
Stockholders’ equity	$6,621	$10,101	$9,837

RELATED-PARTY TRANSACTIONS
Occidental sells oil, NGL, natural gas, chemicals, power and steam to and purchases oil, NGL and chemicals from its equity method investees and other related parties. Occidental is charged service fees primarily related to gathering, processing, oil, NGL and natural gas treatment by certain of its equity investees and other related parties. Berkshire Hathaway is a related party of Occidental due to its ownership of Occidental's common stock. Occidental has, from time to time, contracted with Berkshire Hathaway for the provision of electricity, rail and insurance. In addition, certain Berkshire Hathaway subsidiaries purchase various chemicals from our chemical segment. During 2022, 2021 and 2020, Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties for the years ended December 31:

millions	2022	2021	2020
Sales (a)	$337	$261	$301
Purchases (b)	$948	$773	$1,112
Services (c)	$1,006	$942	$1,101
Advances and amounts due from related parties	$40	$57	$62
Amounts due to related parties	$306	$280	$296
(a)In 2022 and 2021 and 2020 sales of Occidental-produced oil and NGL to WES accounted for 42% and 58% and 70% of these totals, respectively.
(b)In 2022 and 2021 and 2020, purchases of gas and NGL marketed on behalf of WES accounted for 24% and 27% and 59% of related party purchases, respectively, while purchases of ethylene from the OxyChem Ingleside Facility accounted for 64% and 70% in 2022 and 2021 respectively, and, in 2020, for 41% of related party purchases.
(c)In 2022 and 2021 and 2020, services primarily related to fees charged by WES to gather, process and treat Occidental produced oil, NGL and natural gas. Excluded charges to WES for shared corporate services.

OXY 2022 FORM 10-K	79

FINANCIAL STATEMENTS FOOTNOTES

NOTE 5 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS
2022
Throughout 2022, Occidental entered into non-monetary exchange agreements, primarily in the Permian Basin. These exchanges were recorded as acquisitions and divestitures at a total combined fair value of $340 million.
In 2022, Occidental acquired additional interests in emerging low-carbon businesses to advance net-zero pathway for a combined net purchase price of approximately $350 million.
In November 2022 and December 2022, Occidental acquired additional primarily producing assets in the Permian Basin for a combined net purchase price of approximately $400 million.
In November 2021, Occidental entered into an agreement to sell certain non-strategic assets in the Permian Basin. The transaction closed in January 2022 for net cash proceeds of approximately $190 million. The difference in the proved assets' net book value and adjusted purchase price was treated as a normal retirement, which resulted in no gain or loss being recognized. The difference in the unproved assets' net book value and adjusted purchase price resulted in a gain on sale of approximately $123 million. The gain has been presented within gains on sales of assets and equity investments, net in the Consolidated Statements of Operations.
In 2022, Occidental sold 14.0 million limited partner units of WES for proceeds of $250 million, resulting in a gain of $102 million, see Note 4 - Investments and Related-Party Transactions.

2021
In November 2021, Occidental acquired additional working interests in certain assets in the Permian EOR business for a net purchase price of approximately $285 million.
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

80	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The following table presents the amounts reported in discontinued operations, net of income taxes, related to the Ghana assets for the years ended December 31, 2021 and 2020:

millions	2021	2020
Revenues and other income
Net sales	$458	$419

Costs and other deductions
Oil and gas lease operating expense	71	117
Fair value adjustment on assets held for sale (a)	409	2,263
Other	24	48
Total costs and other deductions	$504	$2,428

Income (loss) before income taxes	$(46)	$(2,009)
Income tax benefit (expense)	15	711
Discontinued operations, net of tax	$(31)	$(1,298)
(a)    For 2021, included effective date to close date adjustments as well as settlements of certain tax claims.

OXY 2022 FORM 10-K	81

FINANCIAL STATEMENTS FOOTNOTES

NOTE 6 - LONG-TERM DEBT

As of December 31, 2022 and 2021, Occidental’s debt consisted of the following:

millions	2022	2021
2.600% senior notes due 2022	—	101
2.700% senior notes due 2023	—	442
8.750% medium-term notes due 2023 (a)	22	22
2.900% senior notes due 2024	654	949
6.950% senior notes due 2024	291	650
3.450% senior notes due 2024	111	127
8.000% senior notes due 2025	—	500
5.875% senior notes due 2025	606	900
3.500% senior notes due 2025	137	326
5.500% senior notes due 2025	465	750
5.550% senior notes due 2026	870	1,100
3.200% senior notes due 2026	182	797
3.400% senior notes due 2026	284	779
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	500
3.000% senior notes due 2027	216	634
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	235
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	600
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior debentures due 2029	116	116
3.500% senior notes due 2029	286	1,477
Variable rate bonds due 2030 (5.32% and 0.900% as of December 31, 2022 and 2021, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,500
6.125% senior notes due 2031	1,143	1,250
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,727	1,750
Zero Coupon senior notes due 2036	673	2,269
4.300% senior notes due 2039	247	693
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	750
4.500% senior notes due 2044	191	608
4.625% senior notes due 2045	296	634
6.600% senior notes due 2046	1,117	1,157
4.400% senior notes due 2046	424	976
4.100% senior notes due 2047	258	663
(continued on next page)

82	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

millions (continued)	2022	2021
4.200% senior notes due 2048	304	961
4.400% senior notes due 2049	280	704
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$17,958	$28,493
Adjustments to book value:
Unamortized premium, net	1,261	670
Debt issuance costs	(73)	(135)
Net book value of debt	$19,146	$29,028
Long-term finance leases	546	504
Current finance leases	143	85
Total debt and finance leases	$19,835	$29,617
Less current maturities of financing leases	(143)	(85)
Less current maturities of long-term debt	(22)	(101)
Long-term debt, net	$19,670	$29,431
(a) The 8.750% senior notes due 2023 were repaid in January 2023.

DEBT MATURITIES
As of December 31, 2022, future principal payments on debt were less than $18.0 billion, of which, $22 million is due in 2023, $1.1 billion is due in 2024, $1.2 billion is due in 2025, $1.4 billion is due in 2026, and $14.2 billion is due in 2027 and thereafter.

ZERO COUPONS
The Zero Coupons have an aggregate principal amount due at the 2036 maturity of approximately $673 million. The Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2023, which, if put in whole, would be $344 million at such date. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF to satisfy the put should it be exercised.

FAIR VALUE OF DEBT
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair values of Occidental’s debt as of December 31, 2022, and 2021, the majority of which were classified as Level 1, were approximately $17.6 billion and $31.1 billion, respectively. Occidental’s exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not material. As of December 31, 2022 and 2021, variable-rate debt constituted approximately 0.4% and 0.2% of Occidental’s total debt, respectively.

DEBT RATINGS
As of December 31, 2022, Occidental’s long-term debt was rated BB+ by Fitch Ratings, Ba1 by Moody’s Investors Service and BB+ by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, given that Occidental’s current debt ratings are non-investment grade, Occidental may be requested, and in some cases required, to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of its performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.
As of the date of this filing, Occidental had provided required financial assurances through a combination of cash, letters of credit and surety bonds and had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item IA of this Form 10-K.

OXY 2022 FORM 10-K	83

FINANCIAL STATEMENTS FOOTNOTES

DEBT ACTIVITY
For the twelve months ended December 31, 2022, Occidental repaid debt with a face value of more than $10.5 billion, reducing the face value of Occidental’s debt to less than $18.0 billion. The net book value of the full year repayments was $9.8 billion, which resulted in a gain of $149 million.
For the twelve months ended December 31, 2021, Occidental repaid debt with a face value of $6.7 billion, reducing the face value of Occidental’s debt to $28.5 billion. The net book value of the full year repayments was $6.8 billion which resulted in a loss of $118 million.

DEBT ACTIVITY - 2022
The following table summarizes Occidental’s debt activity for the year ended December 31, 2022:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2021	$28,493
Repayments:
2.600% senior notes due 2022	$(101)
2.700% senior notes due 2023	(442)
6.950% senior notes due 2024	(359)
3.450% senior notes due 2024	(16)
2.900% senior notes due 2024	(295)
3.500% senior notes due 2025	(189)
8.000% senior notes due 2025	(500)
5.875% senior notes due 2025	(294)
5.500% senior notes due 2025	(285)
5.550% senior notes due 2026	(230)
3.200% senior notes due 2026	(615)
3.400% senior notes due 2026	(495)
3.000% senior notes due 2027	(418)
8.500% senior notes due 2027	(11)
7.150% debentures due 2028	(3)
6.375% senior notes due 2028	(22)
3.500% senior notes due 2029	(1,191)
6.625% senior notes due 2030	(51)
6.125% senior notes due 2031	(107)
6.450% senior notes due 2036	(23)
Zero Coupon senior notes due 2036	(1,596)
4.300% senior notes due 2039	(446)
6.200% senior notes due 2040	(13)
4.500% senior notes due 2044	(417)
4.625% senior notes due 2045	(338)
6.600% senior notes due 2046	(40)
4.400% senior notes due 2046	(552)
4.100% senior notes due 2047	(405)
4.200% senior notes due 2048	(657)
4.400% senior notes due 2049	(424)
Total borrowings at face value as of December 31, 2022	$17,958

84	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

DEBT ACTIVITY - 2021
The following table summarizes Occidental’s debt activity for the year ended December 31, 2021:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2020	$35,235
Activity:
4.850% senior notes due 2021	$(147)
Variable rate bonds due 2021	(27)
2.600% senior notes due 2021	(224)
3.125% senior notes due 2022	(276)
2.700% senior notes due 2022	(629)
Floating interest rate notes due August 2022	(1,052)
2.700% senior notes due 2023	(484)
3.450% senior notes due 2024	(121)
2.900% senior notes due 2024	(2,051)
3.500% senior notes due 2025	(424)
3.400% senior notes due 2026	(371)
3.200% senior notes due 2026	(203)
3.000% senior notes due 2027	(116)
3.500% senior notes due 2029	(23)
4.300% senior notes due 2039	(57)
4.500% senior notes due 2044	(17)
4.625% senior notes due 2045	(116)
6.600% senior notes due 2046	57
4.400% senior notes due 2046	(224)
4.100% senior notes due 2047	(87)
4.200% senior notes due 2048	(39)
4.400% senior notes due 2049	(46)
7.730% debentures due 2096	(3)
7.500% debentures due 2096	(18)
7.250% debentures due 2096	(44)
Total borrowings at face value as of December 31, 2021	$28,493

REVOLVING CREDIT FACILITY
In December 2021, Occidental entered into the Second Amended and Restated Credit Agreement in which the total committed borrowing capacity of $4.0 billion is based on a SOFR benchmark. The interest rate margin and the facility fee rates are subject to adjustments based on Occidental’s performance on specified sustainability target thresholds with respect to absolute reductions in GHG emissions from its worldwide operated assets. The RCF maturity date is June 30, 2025.
Borrowings under the RCF bear interest at SOFR benchmark rates, plus a margin based on Occidental’s senior debt ratings. The facility has similar terms to other debt agreements and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental’s ability to borrow, or that would permit lenders to terminate their commitments or accelerate debt repayment. The facility provides for the termination of loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur. As of the date of this filing, Occidental had no drawn amounts under the RCF. In 2022, Occidental paid average annual facility fees of 0.302% on the total commitment amount.

RECEIVABLES SECURITIZATION FACILITY
In December 2021, Occidental amended and extended its existing receivables securitization facility to December 2024. As of December 31, 2022, the facility had $400 million of available borrowing capacity and no drawn amounts. Subsequent to December 31, 2022, but before the date of this filing, Occidental amended the facility to expand its available borrowing capacity to $600 million. The amended facility includes adjustments based on the same specified sustainability target thresholds as contained in the RCF.

OXY 2022 FORM 10-K	85

FINANCIAL STATEMENTS FOOTNOTES

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
Occidental has operating leases for oil and gas exploration and development equipment, including office space of $352 million, offshore and onshore drilling rigs of $169 million, compressors of $113 million and $60 million consisting of storage facilities and other field equipment. Operating lease terms generally range from one to eight years. Operating leases also include pipelines, rail cars, easements, aircraft and real estate of $236 million. These operating leases have contract expiration terms ranging from one to 10 years.
Occidental’s finance leases include compressors of $378 million, real estate offices of $266 million and $45 million consisting of drilling rigs, vehicles and aircraft leases.

The following table presents lease balances and their classification on the Consolidated Balance Sheets as of December 31:

millions	Balance sheet classification	2022	2021
Assets:
Operating	Operating lease assets	$903	$726
Finance	Property, plant and equipment	686	581
Total lease assets		$1,589	$1,307
Liabilities:
Current
Operating	Current operating lease liabilities	$273	$186
Finance	Current maturities of long-term debt	143	85
Non-current
Operating	Deferred credits and other liabilities - Operating lease liabilities	657	585
Finance	Long-term debt, net	546	504
Total lease liabilities		$1,619	$1,360

As of December 31, 2022, Occidental’s outstanding lease payments, excluding variable component, consisted of the following:

millions	Operating Leases (a)	Finance Leases (b)	Total
2023	$287	$146	$433
2024	226	109	335
2025	108	95	203
2026	89	84	173
2027	81	66	147
Thereafter	250	277	527
Total lease payments	1,041	777	1,818
Less: Interest	(111)	(88)	(199)
Total lease liabilities	$930	$689	$1,619
(a)The weighted-average remaining lease term is 5.4 years and the weighted-average discount rate is 3.84%.
(b)The weighted-average remaining lease term is 7.7 years and the weighted-average discount rate is 3.05%.

86	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The following tables present Occidental’s total lease cost classifications for operating and finance lease liabilities for the years ended December 31:

millions
Lease cost classification (a)	2022	2021
Operating lease costs (b)
Property, plant and equipment, net	$246	$222
Operating expense and cost of sales	234	487
Selling, general and administrative expenses	78	109
Finance lease cost
Amortization of ROU assets	83	39
Interest on lease liabilities	20	13
Total lease cost	$661	$870
(a)Amounts reflected are gross before joint-interest recoveries. Lease payments are reduced by joint-interest recoveries on the income statement through the joint-interest billing process.
(b)Included short-term lease cost of $184 million and $238 million and variable lease cost of $101 million and $120 million for the years ended December 31, 2022 and 2021, respectively.

The following tables present Occidental’s total cash paid for operating and finance lease liabilities for the years ended December 31

millions	2022	2021
Operating cash flows	$211	$401
Investing cash flows	$81	$73
Financing cash flows	$83	$39

OXY 2022 FORM 10-K	87

FINANCIAL STATEMENTS FOOTNOTES

NOTE 8 - DERIVATIVES

OBJECTIVE AND STRATEGY
Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity price fluctuations, transportation commitments and to fix margins on the future sale of stored commodity volumes. Occidental also enters into derivative financial instruments for trading purposes. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes. The value of cash flow hedges was insignificant for all periods presented. See Note 1 - Summary of Significant Accounting Policies for Occidental’s accounting policy on derivatives.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of December 31, 2022, Occidental’s derivatives not designated as hedges consisted of marketing derivatives. All interest rate swaps were settled prior to December 31, 2022.
Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled.

MARKETING DERIVATIVES
Occidental’s marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. A substantial majority of Occidental’s physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. As of December 31, 2022, the weighted-average settlement price of these forward contracts was $81.37/Bbl and $7.89/Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $74.85/Bbl and $4.61/Mcf for crude oil and natural gas, respectively, as of December 31, 2021. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments as of December 31:

	2022	2021
Oil commodity contracts
Volume (MMbbl)	(33)	(28)
Natural gas commodity contracts
Volume (Bcf)	(112)	(136)

INTEREST RATE SWAPS
Occidental retired all remaining outstanding interest rate swaps in the twelve months ended December 31, 2022. Occidental's interest rate swap contracts locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR throughout the reference period. Net gains and losses associated with interest rate swaps and warrants, were recognized currently in gains (losses) on interest rate swaps, net in the Consolidated Statements of Operations.
Interest rate swaps and collateralization are classified as cash flows from financing activities. For the twelve months ended December 31, 2022, the interest rate swaps were terminated through the application of $144 million of collateral and cash payments of $255 million. Prior to termination, Occidental paid $35 million of periodic settlements and $179 million of collateral was returned.

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

88	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

millions	Fair Value Measurements Using				Total Fair Value
Balance Sheet Classification	Level 1	Level 2	Level 3	Netting (a)
December 31, 2022
Marketing Derivatives
Other current assets	$920	$127	$—	$(980)	$67
Long-term receivables and other assets, net	1	2	—	(1)	2
Accrued liabilities	(938)	(96)	—	980	(54)
Deferred credits and other liabilities - other	(1)	(1)	—	2	—

December 31, 2021
Marketing Derivatives
Other current assets	$1,516	$173	$—	$(1,645)	$44
Long-term receivables and other assets, net	4	1	—	(4)	1
Accrued liabilities	(1,608)	(196)	—	1,645	(159)
Deferred credits and other liabilities - other	(4)	—	—	4	—
Interest Rate Swaps
Accrued liabilities	—	(315)	—	—	(315)
Deferred credits and other liabilities - other	—	(436)	—	—	(436)
(a)These amounts do not include collateral. As of December 31, 2021, $323 million of collateral related to interest rate swaps had been netted against derivative liabilities. Occidental netted $15 million and $110 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of December 31, 2022, and December 31, 2021, respectively.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and (losses) related to Occidental’s derivative instruments in the Consolidated Statements of Operations for the years ended December 31:

millions
Income Statement Classification	2022	2021	2020

Collars and Calls(a)
Net sales	$—	$(344)	$1,064
Marketing Derivatives
Net sales (b)	381	338	(393)
Interest Rate Swaps
Gains (losses) on interest rate swaps and warrants, net	317	122	(428)
(a)All of Occidental’s collars and calls expired on or before December 31, 2021.
(b)Includes derivative and non-derivative marketing activity.

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
Certain of Occidental’s OTC derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed as of December 31, 2022 was $18 million. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed as of December 31, 2021 was $107 million (net of $323 million of collateral), which was primarily related to interest rate swaps.

OXY 2022 FORM 10-K	89

FINANCIAL STATEMENTS FOOTNOTES

NOTE 9 - FAIR VALUE MEASUREMENTS

FAIR VALUES – NONRECURRING
There were no significant non-recurring fair value measurements during the year ended December 31, 2022.
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

90	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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

NOTE 10 - INCOME TAXES

LEGAL ENTITY REORGANIZATION
To align Occidental’s legal entity structure with the nature of its business activities after completing the acquisition of Anadarko and subsequent large scale post-acquisition divestiture program, management undertook a legal entity reorganization that was completed in the first quarter of 2022.
As a result of this legal entity reorganization, management made an adjustment to the tax basis in a portion of its operating assets, thus reducing Occidental’s deferred tax liabilities. Accordingly, in 2022, Occidental recorded a tax benefit of $2.7 billion in connection with this reorganization. The timing of any reduction in Occidental’s future cash taxes as a result of this legal entity reorganization will be dependent on a number of factors, including prevailing commodity prices, capital activity level and production mix. The legal entity reorganization transaction is currently under IRS review as part of the Company’s 2022 federal tax audit.

INFLATION REDUCTION ACT
In August 2022, Congress passed the Inflation Reduction Act that contains, among other provisions, a corporate book minimum tax on financial statement income, an excise tax on stock buybacks, a methane emissions fee and certain tax incentives related to climate change and clean energy. Occidental is currently evaluating the provisions of this act. The ultimate impact of the Inflation Reduction Act to Occidental will depend on a number of factors including future commodity prices, interpretations and assumptions as well as additional regulatory guidance.
The following summarizes domestic and foreign components of income (loss) from continuing operations before domestic and foreign income taxes for the years ended December 31:

millions	2022	2021	2020
Domestic	$11,314	$1,966	$(15,322)
Foreign	2,803	1,739	(383)
Total	$14,117	$3,705	$(15,705)

OXY 2022 FORM 10-K	91

FINANCIAL STATEMENTS FOOTNOTES

The following summarizes components of income tax expense (benefit) on continuing operations for the years ended December 31:

millions	2022	2021	2020
Current
Federal	$1,272	$173	$(126)
State and local	105	36	6
Foreign	1,080	660	465
Total current tax expense	$2,457	$869	$345
Deferred
Federal	(1,569)	191	(2,384)
State and local	(57)	(153)	(103)
Foreign	(18)	8	(30)
Total deferred tax expense (benefit)	$(1,644)	$46	$(2,517)
Total income tax expense (benefit)	$813	$915	$(2,172)

The following reconciliation of the U.S federal statutory income tax rate to Occidental’s worldwide effective tax rate on income from continuing operations for the years ended December 31 is stated as a percentage of income (loss) from continuing operations before income taxes:

	2022	2021	2020
U.S. federal statutory tax rate	21%	21%	21%
Legal entity reorganization	(18)	—	—
Enhanced oil recovery credit and other general business credits	—	(3)	—
Goodwill impairment	—	—	(3)
Capital loss	—	(2)	—
Tax impact from foreign operations	3	8	(4)
State income taxes, net of federal benefit	—	(2)	—
Other	—	3	—
Worldwide effective tax rate	6%	25%	14%

In 2022, Occidental’s worldwide effective tax rate was 6%, which was lower than the U.S. statutory rate of 21% and primarily driven by a tax benefit associated with Occidental's legal entity reorganization, as described above, partially offset by higher tax rates in the foreign jurisdictions in which Occidental operates.
In 2021, Occidental’s worldwide effective tax rate was 25%, which was higher than the U.S. statutory rate of 21% due to higher tax rates in the foreign jurisdictions in which Occidental operates, partially offset by the tax impact of business credits, state tax revaluations and other domestic tax benefits.

92	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The tax effects of temporary differences resulting in deferred income taxes as of December 31:

millions	2022	2021
Deferred tax liabilities
Property, plant and equipment differences	$(7,218)	$(9,905)
Equity investments, partnerships and international subsidiaries	(441)	(571)
Gross long-term deferred tax liabilities	(7,659)	(10,476)

Deferred tax assets
Environmental reserves	229	242
Postretirement benefit accruals	235	285
Deferred compensation and benefits	207	286
Asset retirement obligations	799	850
Foreign tax credit carryforwards	3,622	3,904
General business credit carryforwards	30	698
Net operating loss carryforward	1,058	1,628
Interest expense carryforward	11	28
All other	771	689
Gross long-term deferred tax assets	6,962	8,610
Valuation allowance	(4,785)	(5,136)
Net long-term deferred tax assets	$2,177	$3,474
Total deferred income tax liability, net	$(5,482)	$(7,002)
Less: foreign deferred tax asset in long-term receivables and other assets, net	(30)	(37)
Total deferred income tax liability, gross	$(5,512)	$(7,039)

Total deferred tax assets, after valuation allowances, were $2.2 billion and $3.5 billion as of December 31, 2022 and 2021, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The total deferred tax liabilities were $7.7 billion and $10.5 billion as of December 31, 2022 and 2021, respectively. The decrease in the net deferred tax liability in 2022 compared to 2021 was primarily driven by a tax benefit associated with Occidental's legal entity reorganization, as described above, partially offset by the utilization of net operating losses and other tax attributes.
As of December 31, 2022, Occidental had foreign tax credit carryforwards of $3.6 billion and state tax credit carryforwards of $30 million. Occidental had recorded a valuation allowance for $3.6 billion of the foreign tax credit carryforwards and $27 million of the state tax credit carryforwards.
As of December 31, 2022, Occidental had tax-effected federal net operating loss carryforwards of $3 million, foreign net operating loss carryforwards of $841 million and state net operating loss carryforwards of $214 million. The carryforward balances have varying carryforward periods through 2042, excluding certain attributes for which there is an indefinite carryforward period. A valuation allowance was recorded for $184 million of the tax-effected state net operating loss carryforwards and $801 million of the tax-effected foreign net operating loss carryforwards. Occidental had an additional valuation allowance of $145 million against other foreign deferred tax assets.
Occidental had no tax-effected federal interest expense carryforward and tax-effected state interest expense carryforward of $11 million as of December 31, 2022. Occidental recorded a valuation allowance for $9 million of the state interest expense carryforward.
A deferred tax liability had not been recognized for temporary differences related to unremitted earnings of certain consolidated international subsidiaries aggregating approximately $924 million as of December 31, 2022, as it is Occidental’s intention to reinvest such earnings indefinitely. If the earnings of these international subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $221 million would be required.

OXY 2022 FORM 10-K	93

FINANCIAL STATEMENTS FOOTNOTES

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

millions	2022	2021	2020
Balance as of January 1	$2,026	$2,045	$2,173
Increases related to prior-year positions	2	75	14
Settlements	—	(80)	(42)
Reductions for tax positions of prior years	(18)	(14)	(100)
Balance as of December 31	$2,010	$2,026	$2,045

The December 31, 2022 balance of unrecognized tax benefits of $2.0 billion included potential benefits of $2.0 billion of which, if recognized, $1.5 billion would affect the effective tax rate on income. Also included were benefits of $45 million related to tax positions for which the ultimate deductibility is highly certain, but the timing of such deductibility is uncertain. Unrecognized tax benefits are included in deferred credits and other liabilities - other. Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income taxes. During 2022, Occidental recorded interest related to liabilities for unrecognized tax benefits of $95 million, for a cumulative accrued interest related to liabilities for unrecognized tax benefits of $416 million as of December 31, 2022. There were no penalties associated with liabilities for unrecognized tax benefits recorded for the years ended December 31, 2022 and 2021. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $50 million to $60 million due to settlements with taxing authorities or lapses in statutes of limitation.
Occidental recognized $280 million and $105 million in federal and state income tax receivables as of December 31, 2022 and 2021, respectively, which was recorded in other current assets. In addition, Occidental recognized $33 million associated with the December 31, 2021 audit, which was recorded in long-term receivables and other assets, net.
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

DEFINED CONTRIBUTION PLANS
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that restores benefits lost due to governmental limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $288 million and $249 million as of December 31, 2022 and 2021, respectively. Occidental expensed $202 million in 2022, $166 million in 2021 and $192 million in 2020 under the provisions of these defined contribution and supplemental retirement plans.

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

POSTRETIREMENT AND OTHER BENEFIT PLANS
Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. Occidental generally funds the benefits as they are paid during the year. These benefit costs, including the postretirement costs for the years ended December 31, were $211 million in 2022, $211 million in 2021 and $235 million in 2020.

94	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

OBLIGATIONS AND FUNDED STATUS
The following tables show the amounts recognized in Occidental’s Consolidated Balance Sheets related to its pension and postretirement benefit plans as of December 31:

	Pension Benefits		Postretirement Benefits
millions	2022	2021	2022	2021
Amounts recognized in the Consolidated Balance Sheet:
Long-term receivables and other assets, net	$102	$192	$—	$—
Accrued liabilities	(3)	(4)	(62)	(71)
Deferred credits and other liabilities — pension and postretirement obligations	(344)	(391)	(711)	(1,149)
	$(245)	$(203)	$(773)	$(1,220)
Accumulated other comprehensive loss included the following after-tax balances:
Net (gain) loss	$17	$(17)	$(190)	$163
Prior service credit	—	—	(52)	(50)
	$17	$(17)	$(242)	$113

The following tables show the funding status, obligations and plan asset fair values of Occidental related to its pension and postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
millions	2022	2021	2022	2021
Changes in the benefit obligation:
Benefit obligation — beginning of year	$1,273	$1,613	$1,220	$1,259
Service cost — benefits earned during the period	7	8	38	42
Interest cost on projected benefit obligation	36	35	33	33
Actuarial gain	(297)	(55)	(468)	(54)
Benefits paid	(123)	(219)	(58)	(67)
Settlement due to annuity purchase	—	(109)	—	—
Other	(10)	—	8	7
Benefit obligation — end of year	$886	$1,273	$773	$1,220

Changes in plan assets:
Fair value of plan assets — beginning of year	$1,070	$1,193	$—	$—
Actual return on plan assets	(304)	44	—	—
Employer contributions	16	162	49	59
Benefits paid	(123)	(219)	(57)	(67)
Payments due to annuity purchase	—	(109)	—	—
Other	(18)	(1)	8	8
Fair value of plan assets — end of year	$641	$1,070	$—	$—
Unfunded status:	$(245)	$(203)	$(773)	$(1,220)

OXY 2022 FORM 10-K	95

FINANCIAL STATEMENTS FOOTNOTES

Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement.
The following table sets forth details of the obligations and assets of Occidental’s defined benefit pension plans for the years ended December 31:

	Accumulated Benefit Obligation in Excess of Plan Assets		Plan Assets in Excess of Accumulated Benefit Obligation
millions	2022	2021	2022	2021
Projected benefit obligation	$738	$963	$148	$310
Accumulated benefit obligation	$736	$960	$146	$308
Fair value of plan assets	$458	$656	$183	$414

COMPONENTS OF NET PERIODIC BENEFIT COST
The following table sets forth the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits			Postretirement Benefits
millions	2022	2021	2020	2022	2021	2020
Net periodic benefit costs:
Service cost — benefits earned during the period	$7	$8	$37	$38	$42	$39
Interest cost on projected benefit obligation	36	35	52	33	33	37
Expected return on plan assets	(38)	(59)	(73)	—	—	—
Recognized actuarial loss	1	2	5	5	15	11
Recognized prior service credit	—	—	—	(9)	(9)	(8)
(Gain) loss due to curtailment	—	—	(124)	—	—	2
Gain due to settlement	(1)	(19)	(19)	—	—	—
Special termination benefits	—	—	22	—	—	—
Other costs and adjustments	—	—	1	—	—	—
Net periodic benefit cost	$5	$(33)	$(99)	$67	$81	$81

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

ADDITIONAL INFORMATION
The following table sets forth the weighted-average assumptions used to determine Occidental’s benefit obligation and net periodic benefit cost for domestic plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Benefit Obligation Assumptions:
Discount rate	5.27%	2.67%	5.43%	2.94%
Rate of increase in compensation levels	3.95%	3.98%	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	2.65%	2.19%	2.94%	3.05%
Rate of increase in compensation levels	3.98%	5.07%	—	—
Assumed long-term rate of return on assets	4.36%	4.92%	—	—

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on a AA-AAA Universe yield curve in 2022 and 2021. The assumed long-term rate of return on assets is estimated with regard to current market factors but within the context of historical returns for the asset mix that exists at year end. Assumed rates of compensation increases for active participants in certain plans and vary by age group.

96	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

In 2021, Occidental adopted the Society of Actuaries Pri-2012 Private Retirement Plans Mortality Tables with MP-2021 Mortality Improvement Scale, which updated the mortality assumptions that private defined-benefit plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. The new mortality assumption reflects additional data that the Social Security Administration has released since the previous mortality tables and improvement scales were released.
The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates. Health care cost trend rates for medicare advantaged prescription drug plans of 9.2% starting in 2022, then grading down to 4.5% in 2028 and beyond. Health care cost trend rates used for non-medicare advantaged prescription drug plans are 6.0% to 6.5% in 2022, then grading down to 4.5% in 2028 and beyond.
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
The fair values of Occidental’s pension plan assets by asset category were as follows:

millions	Level 1	Level 2	Level 3	Total
December 31, 2022
Asset Class:
Cash and cash equivalents	$8	$—	$—	$8
Government securities	29	—	—	29
Corporate bonds (a)	—	16	—	16
Equity securities (b)	34	—	—	34
Other	—	46	—	46
Investments measured at fair value	$71	$62	$—	$133
Investments measured at net asset value (c)	—	—	—	509
Total pension plan assets (d)	$71	$62	$—	$642

December 31, 2021
Asset Class:
Cash and cash equivalents	$19	$—	$—	$19
Government securities	63	—	—	63
Corporate bonds (a)	—	36	—	36
Equity securities (b)	46	—	—	46
Other	—	76	—	76
Investments measured at fair value	$128	$112	$—	$240
Investments measured at net asset value (c)	—	—	—	836
Total pension plan assets (d)	$128	$112	$—	$1,076
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
(d)Amounts exclude net payables of approximately $1 million as of December 31, 2022 and $6 million as of December 31, 2021.

OXY 2022 FORM 10-K	97

FINANCIAL STATEMENTS FOOTNOTES

Occidental expects to contribute approximately $100 million to its defined benefit pensions plans during 2023.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the years ended December 31:

millions	Pension Benefits	Postretirement Benefits
2023	$75	$64
2024	78	62
2025	70	59
2026	67	57
2027	68	55
2028 - 2032	303	261

NOTE 12 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental and its subsidiaries and their respective operations are subject to stringent federal, state, local and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including CERCLA and similar federal, state, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at Third-Party, Currently Operated, and Closed or Non-operated Sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; clean-up measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs.

ENVIRONMENTAL REMEDIATION
As of December 31, 2022, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 162 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of December 31, 2022 and 2021, the current portion of which is included in accrued liabilities ($141 million in 2022 and $155 million in 2021) and the remainder in deferred credits and other liabilities - environmental remediation liabilities ($0.9 billion in 2022 and $0.9 billion in 2021).
These environmental remediation sites are grouped into NPL sites and the following three categories of non-NPL sites —Third-Party Sites, Currently Operated Sites and Closed or Non-operated Sites.

	2022		2021
millions, except number of sites	Number of Sites	Remediation Balance	Number of Sites	Remediation Balance
NPL sites	30	$445	30	$427
Third-Party Sites	68	238	69	273
Currently Operated Sites	13	106	15	122
Closed or Non-operated Sites	51	257	51	277
Total	162	$1,046	165	$1,099

As of December 31, 2022, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 17 of the 162 sites described above, and 94 of the sites had liabilities from $0 to $1 million each.
The Diamond Alkali Superfund Site (DASS) in Newark, New Jersey accounted for a significant portion of the liabilities associated with the category of NPL sites.
Five of the 68 Third-Party Sites — a chrome site in New Jersey, a former copper mining and smelting operation in Tennessee, a former oil field and a landfill in California and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for nearly two-thirds of the liabilities associated with this category.
Three Currently Operated Sites — oil and gas operations in Colorado and chemical plants in Kansas and Louisiana — accounted for approximately two-thirds of the liabilities associated with this category.

98	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

Eight Closed or Non-operated Sites — a landfill in Western New York, a former refinery in Oklahoma, former chemical plants in California, Michigan, Ohio, Tennessee and Washington, and a closed coal mine in Pennsylvania — accounted for more than two-thirds of the liabilities associated with this category.
The consolidated estimate of environmental remediation liabilities in the table above varies over time depending on factors such as acquisitions or divestitures, identification of additional sites, remedy selection and implementation and changes in applicable laws or regulations, among other factors. Occidental’s subsidiaries recorded environmental remediation expenses of $65 million, $28 million and $36 million for the years ended December 31, 2022, 2021, and 2020, respectively, on a consolidated basis. Environmental remediation expenses primarily relate to changes to existing conditions from past operations. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 40% of the year-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 162 environmental sites in the table above could be up to $2.7 billion.

MAXUS ENVIRONMENTAL SITES
A significant portion of aggregate estimates of environmental remediation liabilities and reasonably possible additional losses described above relates to the former Diamond Alkali Chemicals Company (DSCC). When OxyChem acquired DSCC in 1986, Maxus agreed to indemnify OxyChem for a number of environmental sites, including the DASS. In June 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified OxyChem in connection with remediation costs and other liabilities associated with the sites subject to the indemnity. Any additional recovery of indemnified costs would come from the proceeds of litigation brought by the Maxus Liquidating Trust. For additional information on the Maxus Liquidating Trust, see Note 13 - Lawsuits, Claims, Commitments and Contingencies.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four Operable Units (OUs) for evaluating, selecting and implementing remediation under CERCLA. OxyChem’s current activities in each OU are summarized below, many of which are performed on OxyChem’s behalf by Glenn Springs Holdings, Inc.
OU1 – The Former Diamond Alkali Plant at 80-120 Lister Avenue in Newark: Maxus and its affiliates implemented an interim remedy of OU1 pursuant to a 1990 Consent Decree, for which OxyChem currently performs maintenance and monitoring. The EPA is conducting a periodic evaluation of the interim remedy for OU1.
OU2 – The Lower 8.3 Miles of the Lower Passaic River: In March 2016, the EPA issued a Record of Decision (ROD) specifying remedial actions required for OU2. During the third quarter of 2016, and following Maxus’s bankruptcy filing, OxyChem and the EPA entered into an Administrative Order on Consent (AOC) to complete the design of the remedy selected in the ROD. At that time, the EPA sent notice letters to approximately 100 parties notifying them that they were potentially responsible to pay the costs to implement the remedy in OU2 and announced that it would pursue similar agreements with other potentially responsible parties. In June 2018, OxyChem filed a complaint under CERCLA in Federal District Court in the State of New Jersey against numerous potentially responsible parties seeking contribution and cost recovery of amounts incurred or to be incurred to comply with the AOC and the OU2 ROD, or to perform other remediation activities related to the DASS. That action remains pending and the District Court has not adjudicated OxyChem’s relative share of responsibility for those costs. The EPA has estimated the cost to remediate OU2 to be approximately $1.4 billion.
OU3 – Newark Bay Study Area, including Newark Bay and Portions of the Hackensack River, Arthur Kill, and Kill van Kull: Maxus and its affiliates initiated a remedial investigation and feasibility study of OU3 pursuant to a 2004 AOC which was amended in 2010. OxyChem is currently performing feasibility study activities in OU3.
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2, and is located upstream from the Lister Avenue Plant site for which OxyChem inherited legal responsibility. The EPA had estimated the cost to remediate OU4 to be approximately $440 million. At this time, OxyChem's role or responsibilities under the OU4 ROD, and those of other potentially responsible parties, have not been adjudicated. To provide continued, efficient remediation progress, in January 2022, OxyChem offered to design and implement the interim remedy for OU4 subject to certain conditions, including a condition that the EPA would not seek to bar OxyChem’s right to seek contribution or cost recovery from any other parties that are potentially responsible to pay for the OU4 interim remedy. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU2 and OU4. OxyChem submitted a good faith offer in June 2022, reaffirming the offer to design the remedy for OU4 and offering to enter into additional sequential agreements to remediate OU2 and OU4, subject to similar conditions, including that the EPA not seek to bar OxyChem from pursuing contribution or cost recovery from other responsible parties. The EPA did not accept OxyChem's June 2022 offer and, as such, OxyChem believes that the EPA may issue a Unilateral Administrative Order or commence CERCLA litigation against it, and potentially other parties, to require further design and/or implementation activities of the EPA’s selected remedies at the DASS.

OXY 2022 FORM 10-K	99

FINANCIAL STATEMENTS FOOTNOTES

Ongoing Assessment by Natural Resource Trustees: In addition to the activities of the EPA and OxyChem in the OUs described above, federal and state natural resources trustees are conducting an assessment of natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

ALDEN LEEDS LITIGATION
In December 2022, the EPA and the DOJ filed a proposed Consent Decree in the Alden Leeds litigation seeking court approval to settle with 85 parties for a total of $150 million and release them from liability for remediation costs in DASS OU2 and OU4, which OxyChem believes is based on a disproportionate allocation of responsibility to OxyChem despite overwhelming evidence regarding the responsibility of others, and, among other infirmities, is contrary to site-specific sampling and other relevant evidence concerning the liability of the settling parties. The EPA and DOJ also seek entry of an order that would bar OxyChem from pursuing contribution against those parties for remediation costs OxyChem had incurred or may incur in the future to design and implement the remedies in OU2 and OU4.
OxyChem intends to challenge the proposed settlement vigorously in the Alden Leeds litigation and to seek contribution and cost recovery from other potentially responsible parties for remediation costs it had incurred or may incur at the DASS. If OxyChem is denied leave to intervene in the Alden Leeds litigation, its anticipated settlement objections are overruled by the Court or in any subsequent appeals, or the proposed settlement is approved by the Court and not overturned on appeal, then, notwithstanding OxyChem’s vigorous, good faith effort to contest the settlement proposed in the Alden Leeds litigation, the EPA could attempt to compel OxyChem to bear substantially all of the estimated cost to design and implement the OU2 and OU4 remedies, which would have a material adverse impact on OxyChem and Occidental’s consolidated results of operations in the period recorded. While the remedies for OU2 and OU4 are expected to take over ten years to complete, the EPA may seek to require OxyChem to provide financial assurance to secure its performance. The amount of financial assurance is not subject to estimation at this time, as it is uncertain when or to what extent the EPA may take action to compel OxyChem to perform further remediation in OU2 or OU4 or the amount of assurance OxyChem would be required to post if the EPA takes such actions before the proposed settlement at issue in Alden Leeds is resolved. For further information on the Alden Leeds litigation, see Note 13 - Lawsuits, Claims, Commitments and Contingencies.

OTHER INFORMATION
For the DASS, OxyChem has accrued a reserve relating to its estimated allocable share of the costs to perform the maintenance and monitoring required in the OU1 Consent Decree, the design and implementation of remedies selected in the OU2 ROD and AOC and the OU4 ROD, and the remedial investigation and feasibility study required in the OU3.
OxyChem’s accrued environmental remediation reserve does not reflect the potential for additional remediation costs or natural resource damages for the DASS that OxyChem believes are not reasonably estimable. OxyChem’s ultimate liability at the DASS may be higher or lower than the reserved amount and the reasonably possible additional losses, and is subject to final design plans, further action by the EPA and natural resource trustees, and the resolution of OxyChem's allocable share with other potentially responsible parties, among other factors.
OxyChem continues to evaluate the estimated costs currently recorded for remediation at the DASS and other Maxus-indemnified sites, as well as the range of reasonably possible additional losses beyond those amounts currently recorded. Given the complexity and extent of the remediation efforts, estimates of the remediation costs may increase or decrease over time as new information becomes available.

NOTE 13 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, regional, state, provincial, tribal, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing remediation costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental or its subsidiary retains liability or indemnifies the other party for conditions that existed prior to the transaction.
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for the arbitration award (disclosed below), tax matters or environmental remediation, that satisfy these criteria as of December 31, 2022 and 2021, were not material to Occidental’s Consolidated Balance Sheets.

100	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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

ANDES ARBITRATION
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The awarded amount represented a recovery of Occidental’s 60% of the value of Block 15. In 2017, Andes commenced an arbitration, against OEPC, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental contended that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. On March 26, 2021, the arbitration tribunal issued an award in favor of Andes and against OEPC in the amount of $391 million plus interest. In June 2021, OEPC filed a motion to vacate the award due to concerns regarding the validity of the award. In December 2021, the U.S. District Court for the Southern District of New York confirmed the arbitration award, plus prejudgment interest, in the aggregate amount of $558 million. OEPC has appealed the judgment. Oral argument with respect to OEPC’s appeal occurred on February 2, 2023, and a ruling is expected later this year. Andes has filed state court claims in New York and Delaware against OEPC, OPC, and OXY USA to attempt to recover on its judgment against OEPC during the pendency of the appeal. All Occidental entities are vigorously defending against these actions. In addition, OEPC commenced an arbitration against Andes to recover significant additional claims not addressed by the prior arbitration tribunal relating to Andes' 40% share of costs, liabilities, losses and expenses due under the parties’ agreements. A hearing on these claims occurred in December 2022. A ruling from the arbitration tribunal is expected in the first half of 2023.

ALDEN LEEDS LITIGATION
In December 2022, the EPA and the DOJ filed a proposed Consent Decree with the Federal District Court in New Jersey in the Alden Leeds litigation seeking court approval of a proposed settlement in which the EPA seeks to release 85 potentially responsible parties from all remediation costs in OU2 and OU4 of the DASS for approximately $150 million. OxyChem believes the proposed settlement relies, improperly, on an allocation report prepared by an EPA contractor in which the contractor purports to assign a disproportionate share of the responsibility for remediation costs in OU2 and OU4 to OxyChem. In the proposed settlement, the EPA also seeks to bar OxyChem from pursuing contribution claims against the 85 settling parties for remediation costs in OU2 and OU4. The settlement does not address the liability of any party with respect to OU3 or natural resource damages. OxyChem intends to contest the proposed settlement vigorously.
The proposed EPA settlement is subject to a public comment process that closes in March 2023. OxyChem believes the proposed settlement exceeds the EPA’s statutory authority and is based on a flawed allocation process. OxyChem also believes that process was unreasonably limited in scope and unreliably based on voluntary reporting by the settling parties, instead of sworn evidence, publicly available sampling results, and historical documents reflecting the operating history and disposal practices of the 85 parties that the EPA proposes to release as part of this settlement. OxyChem expects to show that the EPA’s proposed settlement does not fairly and reasonably reflect the settling parties’ contribution of hazardous substances to the DASS, and, among other things, incorrectly attributes to OxyChem substances that were contributed by one or more of the 85 settling parties.
OxyChem has sought to intervene in the Alden Leeds proceeding to protect its rights under federal law to challenge the proposed settlement, seek contribution and cost recovery from potentially responsible parties, and obtain a judicial allocation of responsibility under CERCLA. It is unclear when the Court will rule on OxyChem’s request to intervene or will address whether the underlying settlement will be approved. In the related CERCLA litigation, OxyChem also intends to defend and prosecute vigorously its right to seek contribution and cost recovery from all potentially responsible parties to pay remediation costs in the DASS. As the Alden Leeds case is in its early stages, OxyChem is unable to estimate the timing of the Court’s decision, its outcome, or the outcome of any appeals from the Court’s decision.

MAXUS LIQUIDATING TRUST
As described in Note 12 – Environmental Liabilities and Expenditures, Maxus was contractually obligated to indemnify, defend, and hold harmless OxyChem against environmental liabilities arising from the former operations of DSCC. In June 2016, Maxus filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. In June 2017, the Bankruptcy Court approved a Plan of Liquidation to liquidate Maxus and create the Trust for the benefit of Maxus’ creditors, including OxyChem, to pursue claims against Maxus’ current and former parents, YPF and Repsol, certain of their respective subsidiaries and affiliates, and others to satisfy claims by OxyChem and other creditors for past and future remediation and other costs. In July 2017, the court-approved Plan of Liquidation became final and the Trust became effective. Pursuant to the Plan, the Trust is governed by an independent trustee and is not controlled by OxyChem. The Plan authorizes the Trust to distribute any assets it recovers from such litigation claims to the Trust’s beneficiaries, which include OxyChem and other creditors, in accordance with the Plan and governing Trust Agreement.

OXY 2022 FORM 10-K	101

FINANCIAL STATEMENTS FOOTNOTES

In June 2018, the trust filed its complaint against YPF and Repsol in Delaware Bankruptcy Court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the Bankruptcy Court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case to a different court. These rulings were upheld on appeal. The Trust, YPF, and Repsol each filed motions for summary judgment, and the Bankruptcy Court denied all but one motion in the second quarter of 2022. The Bankruptcy Court’s summary judgment decision indicated that, at trial, the Trust must establish a causal link between its claimed damages and the alter ego conduct of Repsol and YPF. OxyChem is currently uncertain what amount of recovery it will ultimately obtain from the Trust. Trial is scheduled for March and April 2023.

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
For Anadarko, its taxable years through 2014 and tax year 2016 for U.S. federal tax purposes have been audited by the IRS. Tax years through 2010 have been audited for state income tax purposes. There is one outstanding significant tax matter in an international jurisdiction related to a discontinued operation. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
Other than the matter discussed below, Occidental believes that the resolution of these outstanding tax matters would not have a material adverse effect on its consolidated financial position or results of operations.
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. In December 2022, the parties filed competing motions for partial summary judgment. The motions are not fully briefed. Trial is set for May 2023. Occidental expects to continue pursuing resolution.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, Occidental would be required to repay approximately $1.4 billion in federal taxes, $28 million in state taxes and accrued interest of $415 million. A liability for this amount plus interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2022, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

PURCHASE OBLIGATIONS AND COMMITMENTS
Occidental, its subsidiaries, or both, have entered into agreements providing for future payments, primarily to secure terminal and pipeline capacity, and also for drilling rigs and services, electrical power, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. The amounts that will be paid for such outstanding off-balance sheet purchase obligations as of December 31, 2022 are $3.0 billion in 2023, $4.2 billion in 2024 and 2025, $2.5 billion in 2026 and 2027 and $2.2 billion in 2028 and thereafter.

102	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

NOTE 14 - STOCKHOLDERS’ EQUITY

The following table presents the effects of Occidental's share repurchases as part of the $3.0 billion stock repurchase plan announced in February 2022, along with other transactions in Occidental's stock:

Period	Exercise of Warrants and Options	(a)	Other	(b)	Treasury Stock Purchases	(c)	Common Stock Outstanding	(d)
December 31, 2021							934,074,700
First Quarter 2022	1,082,282		2,764,746		(730,746)		937,190,982
Second Quarter 2022	3,409,920		42,342		(11,679,732)		928,963,512
Third Quarter 2022	7,667,545		18,280		(28,571,576)		908,077,761
Fourth Quarter 2022	86,309		18,108		(8,323,234)		899,858,944
Total 2022	12,246,056		2,843,476		(49,305,288)		899,858,944
(a)    Approximately $280 million of cash was received as a result of the exercise of common stock warrants and options.
(b)    Consisted of issuances for the 2015 long-term incentive plan, the OPC savings plan, dividend reinvestment plan and Anadarko restricted stock awards.
(c)    Included purchases of 1,640,719 shares from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(d)    As of December 31, 2022, Occidental had 104 million outstanding warrants with a strike of $22 per share and 83.9 million of warrants with a strike of $59.62 per share.

TREASURY STOCK
Under the share repurchase program announced and completed in 2022, Occidental purchased 47.7 million shares for $3.0 billion. Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan in 2022, 2021 and 2020. As of December 31, 2022, 2021 and 2020, treasury stock shares numbered 198.7 million, 149.3 million and 149.1 million, respectively.

PREFERRED STOCK
In connection with the Anadarko Acquisition, Occidental issued 100,000 shares of series A preferred stock, having a face value of $100,000 per share and a liquidation preference of $105,000 per share plus unpaid accrued dividends. The agreement includes a mandatory redemption provision that obligates Occidental to redeem the preferred at 110% of the par value on a dollar-for-dollar basis for every dollar distributed to common shareholders above $4.00 per share, on a trailing 12-month basis. Occidental cannot voluntarily redeem the preferred shares before August 2029. After August 2029, Occidental can voluntarily redeem the preferred shares at a 5% premium at par. Dividends on the preferred stock will accrue on the face value at a rate per annum of 8%, but will be paid only when, as and if declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. Occidental paid $200 million in preferred stock dividends in each quarter of 2022.
As of December 31, 2022, 2021 and 2020, Occidental had 100,000 shares of preferred stock issued and outstanding.

BERKSHIRE WARRANT
In connection with the preferred stock issuance, Occidental also issued the Berkshire Warrant. The Berkshire Warrant is exercisable at the holder’s option, in whole or in part, until the first anniversary of the date on which no shares of preferred stock remain outstanding, at which time the Berkshire Warrant expires. The holder of the Berkshire Warrant and the preferred stock may redeem the preferred stock as payment for the exercise price of the Warrant in lieu of cash payment upon exercise. As of December 31, 2022, the Berkshire warrant would result in the issuance of 83.9 million shares of Occidental common stock, if exercised in full for its current strike price of $59.624 per share of Occidental common stock.

COMMON STOCK WARRANTS
On June 26, 2020, the Board of Directors declared Common Stock Warrants, at a rate of 0.125 warrants per share of Occidental common stock. Occidental issued approximately 116 million Common Stock Warrants on August 3, 2020 to holders of record of outstanding shares of Occidental’s common stock as of the close of business on July 6, 2020, and pursuant to Occidental’s outstanding equity-based incentive awards in connection with anti-dilution adjustments resulting from such distribution. The Common Stock Warrants have an exercise price of $22.00 per share and will expire on August 3, 2027. The Common Stock Warrants are listed on the NYSE and trade under the symbol "OXY WS".

OXY 2022 FORM 10-K	103

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
The following table presents the calculation of basic and diluted EPS for the years ended December 31:

millions except per share amounts	2022	2021	2020
Income (loss) from continuing operations	$13,304	$2,790	$(13,533)
Loss from discontinued operations	—	(468)	(1,298)
Net income (loss)	$13,304	$2,322	$(14,831)
Less: Preferred stock dividends	(800)	(800)	(844)
Net income (loss) attributable to common stock	$12,504	$1,522	$(15,675)
Less: Net income allocated to participating securities	(83)	(10)	—
Net income (loss), net of participating securities	$12,421	$1,512	$(15,675)
Weighted-average number of basic shares	926.2	935.0	918.7
Basic earnings (loss) per common share	$13.41	$1.62	$(17.06)
Net income (loss) attributable to common stock	$12,504	$1,522	$(15,675)
Less: Net income allocated to participating securities	(77)	(10)	—
Net income (loss), net of participating securities	$12,427	$1,512	$(15,675)
Weighted-average number of basic shares	926.2	935.0	918.7
Dilutive securities	75.8	23.8	—
Total diluted weighted-average common shares	1,002.0	958.8	918.7
Diluted earnings (loss) per common share	$12.40	$1.58	$(17.06)

As of December 31, 2022, no potentially dilutive shares of Occidental common stock were excluded from the diluted shares. As of December 31, 2021, warrants and options covering 87 million shares of Occidental common stock were excluded from the diluted shares as their effect would have been anti-dilutive.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated OCI (loss) consisted of the following after-tax amounts as of December 31:

millions	2022	2021
Foreign currency translation adjustments	$(5)	$(8)
Derivatives	(25)	(104)
Pension and postretirement adjustments (a)	225	(96)
Total	$195	$(208)
(a)See Note 11 - Retirement and Postretirement Benefit Plans for further information.

104	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

NOTE 15 - STOCK-BASED INCENTIVE PLANS

Occidental issues stock-based awards to employees in accordance with the terms of the Plan, as amended and restated. An aggregate of 133 million shares of Occidental common stock were authorized for issuance and approximately 16.1 million shares had been reserved for issuance for employee awards through December 31, 2022. As of December 31, 2022, approximately 57.0 million shares were available for grants of future awards. The plan requires each share covered by an award (other than options) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than 57.0 million depending on the type of award granted, and shares available for future awards may increase by the number of shares that are forfeited, canceled, or correspond to the portion of any stock-based awards settled in cash, including awards that were issued under a previous plan that remain outstanding. Current outstanding awards include RSUs, stock options, CROCEI awards and TSRI awards.
During 2022, non-employee directors were granted awards for 33,575 shares of common stock. Compensation expense for these awards was measured using the closing quoted market price of Occidental’s common stock on the grant date and was fully recognized at that time.
Occidental incurred expenses of $258 million, $287 million and $202 million related to stock-based incentive plans in the years ended December 31, 2022, 2021, and 2020, respectively. The income tax benefit associated with this expense was $54 million, $60 million and $42 million in the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, unrecognized compensation expense for all unvested stock-based incentive awards was $236 million. This expense is expected to be recognized over a weighted-average period of 1.8 years. Occidental accounts for forfeitures as they occur.

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

CASH-SETTLED RSU LIABILITY AWARDS
The weighted-average, grant-date fair values of cash-settled RSUs granted in 2022, 2021 and 2020 were $47.41, $25.83 and $40.86 per share, respectively. Cash-settled RSUs resulted in payments of $203 million, $4 million and $3 million, during the years ended December 31, 2022, 2021 and 2020, respectively.

STOCK-SETTLED RSU EQUITY AWARDS
The weighted-average, grant-date fair values of the stock-settled RSUs granted in 2022, 2021, and 2020 were $45.14, $25.45 and $41.60, respectively. The fair value of RSUs settled in shares during the years ended December 31, 2022, 2021 and 2020 was $160 million, $70 million and $62 million, respectively.

A summary of changes in Occidental’s unvested cash- and stock-settled RSUs during the year ended December 31, 2022, is presented below:

	Cash-Settled		Stock-Settled
thousands, except fair values	RSUs	Weighted-Average Grant-Date Fair Value	RSUs	Weighted-Average Grant-Date Fair Value
Unvested as of January 1	5,375	$41.44	8,589	$33.10
Granted	150	$47.41	4,362	$45.14
Vested	(5,188)	$41.86	(3,654)	$38.04
Forfeitures	(39)	$35.80	(403)	$39.09
Unvested as of December 31	298	$37.96	8,894	$36.70

TOTAL SHAREHOLDER RETURN INCENTIVE AWARDS
Certain executives are awarded TSRIs that vest at the end of a three-year period following the grant date. Payout is based upon Occidental’s absolute total shareholder return and performance relative to its peers. TSRIs have payouts that range from 0% to 200% of the target award and settle in stock once certified. Dividend equivalents for TSRIs are accumulated and paid upon certification of the award. The fair value of TSRIs settled in shares during the years ended December 31, 2022, 2021 and 2020 was zero, $4 million and $9 million, respectively.

OXY 2022 FORM 10-K	105

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

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of TSRIs were as follows:

	TSRIs
	2022	2021	2020
Assumptions used:
Risk-free interest rate	1.7%	0.2%	1.4%
Volatility factor	80%	75%	26%
Expected life (years)	2.89	2.88	3.00
Grant-date fair value of underlying Occidental common stock	$42.98	$25.39	$41.60

A summary of changes in Occidental’s unvested TSRIs during the year ended December 31, 2022 is presented below:

	TSRIs
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested as of January 1	1,769	$43.12
Granted	403	$42.98
Vested (a)	(520)	$67.19
Forfeitures	(9)	$35.43
Unvested as of December 31	1,643	$35.51
(a)Presented at the target payouts. No payouts occurred in 2022.

STOCK OPTIONS
Certain employees are granted options that vest over three years, expire on the tenth anniversary of the grant date, and settle in stock. Exercise prices of the options were equal to the quoted market value of Occidental’s stock on the grant date. The inputs to this and results of this model are presented below:

	Options
	2022	2021	2020
Assumptions used:
Risk-free interest rate	1.87%	0.7%	1.4%
Volatility factor	58%	55%	25%
Expected life (years)	6.02	6.00	6.00
Dividend yield	0.09%	0.16%	7.60%
Exercise price	$42.98	$25.39	$41.60
Grant-date fair value of underlying Occidental common stock	$23.39	$12.72	$3.19

106	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

A summary of Occidental’s outstanding stock options as of December 31, 2022 and changes during the year ended December 31, 2022 is presented below:

	Vested		Unvested
thousands, except fair values	Options	Weighted Average Strike Price	Options	Weighted Average Strike Price
January 1	2,236	$49.13	1,430	$35.52
Granted	—	$—	286	$42.98
Vested	641	$36.68	(641)	$36.68
Forfeited	(551)	$76.96	—	$—
Exercised	(673)	$39.78	—	$—
December 31	1,653	$38.83	1,075	$36.82

The intrinsic value of options exercised in 2022 was $17 million. No options were exercised during the years ended December 31, 2021 and 2020. As of December 31, 2022, the remaining life of fully vested options was 5.9 years.

CASH RETURN ON CAPITAL EMPLOYED INCENTIVE AWARDS
Certain executives are awarded CROCEI awards that vest at the end of a three-year period if performance targets based on CROCE are met. These awards are settled in stock upon certification of the performance target, with payouts that range from 0% to 200% of the target award. Dividend equivalents are accumulated and paid upon certification of the award. A summary of changes in Occidental’s unvested CROCEI during the year ended December 31, 2022 is presented below:

	CROCEI
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested as of January 1	418	$33.03
Granted	156	$42.98
Unvested as of December 31	574	$35.73

OXY 2022 FORM 10-K	107

FINANCIAL STATEMENTS FOOTNOTES

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

millions	Oil and gas		Chemical	Midstream and marketing		Corporate and eliminations		Total
Year ended December 31, 2022
Net sales	$27,165		$6,757	$4,136		$(1,424)		$36,634
Income (loss) from continuing operations before income taxes	$12,803	(a)	$2,508	$273	(b)	$(1,467)	(c)	$14,117
Income tax expense	—		—	—		(813)	(d)	(813)
Income (loss) from continuing operations	$12,803		$2,508	$273		$(2,280)		$13,304
Investments in unconsolidated entities	$142		$578	$2,456		$—		$3,176
Property, plant and equipment additions (e)	$3,898		$331	$270		$67		$4,566
Depreciation, depletion and amortization	$6,179		$370	$328		$49		$6,926
Total assets	$54,058		$4,558	$12,076		$1,917		$72,609

Year ended December 31, 2021
Net sales	$18,941		$5,246	$2,863		$(1,094)		$25,956
Income (loss) from continuing operations before income taxes	$4,145	(a)	$1,544	$257	(b)	$(2,241)	(c)	$3,705
Income tax benefit	—		—	—		(915)	(d)	(915)
Income (loss) from continuing operations	$4,145		$1,544	$257		$(3,156)		$2,790
Investments in unconsolidated entities	$154		$608	$2,176		$—		$2,938
Property, plant and equipment additions (e)	$2,458		$316	$107		$50		$2,931
Depreciation, depletion and amortization	$7,741		$343	$325		$38		$8,447
Total assets	$56,132		$4,671	$11,132		$3,101		$75,036

Year ended December 31, 2020
Net sales	$13,066		$3,733	$1,768		$(758)		$17,809
Income (loss) from continuing operations before income taxes	$(9,632)	(a)	$664	$(4,175)	(b)	$(2,562)	(c)	$(15,705)
Income tax expense	—		—	—		2,172	(d)	2,172
Income (loss) from continuing operations	$(9,632)		$664	$(4,175)		$(390)		$(13,533)
Investments in unconsolidated entities	$168		$645	$2,437		$—		$3,250
Property, plant and equipment additions (e)	$2,279		$261	$50		$29		$2,619
Depreciation, depletion and amortization	$7,414		$356	$312		$15		$8,097
Total assets	$62,931		$4,326	$9,856		$2,951		$80,064
(a)The 2022 amount included $148 million of gains, primarily related to the sale of certain non-strategic assets in the Permian Basin. The 2022 amount included $55 million related to post-closing consideration earned from 2020 asset sales as a result of certain production and pricing targets being met as well as the closing of the sale of certain assets that were negotiated with the 2020 Colombia divestiture. The 2021 amount included $282 million of asset impairments and $280 million of net oil, gas and CO2 derivative losses. The 2020 amount included $7.1 billion related to asset impairments and net asset sale losses of $1.6 billion, partially offset by a $1.1 billion gain on the oil and gas collars and calls and a loss on the sale of Occidental’s Colombia assets of $353 million.
(b)The 2022 amount included $259 million of net derivative mark-to-market losses, $62 million relating to a gain on the sale of 10 million limited partner units in WES and a $36 million gain on the sale of a joint venture. The 2021 amount included $252 million in derivative mark-to-market losses and $124 million of gains on sales, primarily from the sale of 11.5 million limited partner units in WES. The 2020 amount included $2.7 billion of other-than-temporary impairment of WES equity

108	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

investment and $1.4 billion of impairments related to the write-off of goodwill and a $236 million loss from an equity investment related to WES' write-off of its goodwill.
(c)The 2022 amount included a tax benefit of $2.7 billion in connection with Occidental’s legal entity reorganization, which is further discussed in the Income Taxes section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Part II, Item 7, of this Form 10-K and Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K, as well as $317 million of net gains on interest rate swaps, $149 million of net gains on early debt extinguishment and $89 million of Anadarko acquisition-related costs. The 2021 amount included $153 million of Anadarko acquisition-related costs, $122 million net derivative mark-to-market gains on interest rate swaps and $118 million of early debt extinguishment expenses. The 2020 amount included $339 million in expenses related to Anadarko Acquisition-related costs and a $428 million loss on interest rate swaps.
(d)Included all foreign and domestic income taxes from continuing operations.
(e)Included capital expenditures and capitalized interest, but excluded acquisition and disposition of assets.

GEOGRAPHIC AREAS

millions	Property, plant and equipment, net
For the years ended December 31,	2022	2021	2020
United States	$51,706	$53,197	$59,016
International
UAE	3,663	3,645	3,737
Oman	2,159	2,055	1,901
Algeria	350	496	664
Qatar	428	468	510
Other International	78	69	61
Total International	6,678	6,733	6,873
Total	$58,384	$59,930	$65,889

OXY 2022 FORM 10-K	109

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

	2022	2021	2020
Average WTI Oil ($/Bbl)	$93.67	$66.56	$39.57
Average Brent Oil ($/Bbl)	$97.77	$69.24	$43.41
Average Henry Hub Natural Gas ($/MMbtu)	$6.36	$3.60	$1.98
Average Mt. Belvieu NGL ($/Bbl)	$47.81	$44.22	$18.74

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

110	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
OIL RESERVES (a)

MMbbl	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2019	1,570	469	2,039
Revisions of previous estimates	(283)	(1)	(284)
Improved recovery	82	18	100
Extensions and discoveries	9	5	14
Purchases of proved reserves	2	—	2
Sales of proved reserves	(31)	(101)	(132)
Production	(205)	(59)	(264)
Balance as of December 31, 2020	1,144	331	1,475
Revisions of previous estimates	382	4	386
Improved recovery	6	13	19
Extensions and discoveries	88	1	89
Purchases of proved reserves	33	—	33
Sales of proved reserves	(5)	—	(5)
Production	(182)	(44)	(226)
Balance as of December 31, 2021	1,466	305	1,771
Revisions of previous estimates (b)	215	(5)	210
Improved recovery	57	9	66
Extensions and discoveries	89	6	95
Purchases of proved reserves	7	—	7
Sales of proved reserves	(10)	—	(10)
Production	(185)	(41)	(226)
Balance as of December 31, 2022	1,639	274	1,913

PROVED DEVELOPED RESERVES
December 31, 2019	1,206	371	1,577
December 31, 2020	917	251	1,168
December 31, 2021	1,140	226	1,366
December 31, 2022	1,208	200	1,408
PROVED UNDEVELOPED RESERVES
December 31, 2019	364	98	462
December 31, 2020	227	80	307
December 31, 2021	326	79	405
December 31, 2022	431	74	505

(a)Excluded reserve amounts related to discontinued operations and held for sale assets in 2020 and 2019. Proved reserves for held for sale assets as of December 31, 2021 were immaterial.
(b)Revisions of previous estimates in 2022 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 164 MMbbl were related to additions associated with infill development projects, primarily in the Permian Basin (122 MMbbl) and the DJ Basin (33 MMbbl). Another 72 MMbbl of positive price revisions were primarily in the Permian Basin (83 MMbbl) and the Gulf of Mexico (6 MMbbl), partially offset by negative price revisions of 22 MMbbl related to PSCs. Further positive revisions of 34 MMbbl were associated with updates based on reservoir performance (30MMbbl) and changes in development plans (4 MMbbl). The positive revisions were offset by negative revisions associated with various other cost and interest related revisions (60 MMbbl).

OXY 2022 FORM 10-K	111

Supplemental Oil and Gas Information (Unaudited)
NGL RESERVES (a)

MMbbl	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2019	540	208	748
Revisions of previous estimates	(90)	10	(80)
Improved recovery	32	10	42
Extensions and discoveries	2	—	2
Purchases of proved reserves	1	—	1
Sales of proved reserves	(20)	—	(20)
Production	(81)	(13)	(94)
Balance as of December 31, 2020	384	215	599
Revisions of previous estimates	227	(1)	226
Improved recovery	—	—	—
Extensions and discoveries	27	—	27
Purchases of proved reserves	7	—	7
Sales of proved reserves	(2)	—	(2)
Production	(79)	(12)	(91)
Balance as of December 31, 2021	564	202	766
Revisions of previous estimates (b)	126	2	128
Improved recovery	13	—	13
Extensions and discoveries	36	—	36
Purchases of proved reserves	2	—	2
Sales of proved reserves	(4)	—	(4)
Production	(83)	(12)	(95)
Balance as of December 31, 2022	654	192	846

PROVED DEVELOPED RESERVES
December 31, 2019	406	147	553
December 31, 2020	314	138	452
December 31, 2021	433	125	558
December 31, 2022	444	120	564
PROVED UNDEVELOPED RESERVES
December 31, 2019	134	61	195
December 31, 2020	70	77	147
December 31, 2021	131	77	208
December 31, 2022	210	72	282
(a)Excluded reserve amounts related to discontinued operations and held for sale assets in 2020 and 2019. Proved reserves for held for sale assets as of December 31, 2021 were immaterial.
(b)Revisions of previous estimates in 2022 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions and development plans. Positive revisions of 80 MMbbl were related to additions associated with infill development projects, primarily in the Permian Basin (56 MMbbl) and the DJ Basin (24 MMbbl). Another 30 MMbbl of positive price revisions were primarily in the Permian Basin. Further positive revisions of 36 MMbbl were primarily associated with updates based on reservoir performance. The positive revisions were offset by negative revisions associated with various other cost and interest related revisions (18 MMbbl).

112	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
NATURAL GAS RESERVES (a)

Bcf	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2019	4,128	2,572	6,700
Revisions of previous estimates	(823)	102	(721)
Improved recovery	183	103	286
Extensions and discoveries	38	—	38
Purchases of proved reserves	4	—	4
Sales of proved reserves	(523)	(9)	(532)
Production	(561)	(195)	(756)
Balance as of December 31, 2020	2,446	2,573	5,019
Revisions of previous estimates	1,274	27	1,301
Improved recovery	3	3	6
Extensions and discoveries	176	—	176
Purchases of proved reserves	22	—	22
Sales of proved reserves	(25)	—	(25)
Production	(477)	(172)	(649)
Balance as of December 31, 2021	3,419	2,431	5,850
Revisions of previous estimates (b)	841	(30)	811
Improved recovery	51	17	68
Extensions and discoveries	244	23	267
Purchases of proved reserves	8	—	8
Sales of proved reserves	(45)	—	(45)
Production	(445)	(164)	(609)
Balance as of December 31, 2022	4,073	2,277	6,350

PROVED DEVELOPED RESERVES
December 31, 2019	3,198	2,007	5,205
December 31, 2020	2,028	1,846	3,874
December 31, 2021	2,632	1,705	4,337
December 31, 2022	2,761	1,597	4,358
PROVED UNDEVELOPED RESERVES
December 31, 2019	930	565	1,495
December 31, 2020	418	727	1,145
December 31, 2021	787	726	1,513
December 31, 2022	1,312	680	1,992
(a)Excluded reserve amounts related to discontinued operations and held for sale assets in 2020 and 2019. Proved reserves for held for sale assets as of December 31, 2021 were immaterial.
(b)Revisions of previous estimates in 2022 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions and development plans. Positive revisions of 545 Bcf were related to additions associated with infill development projects, primarily in the Permian Basin (322 Bcf) and the DJ Basin (221 Bcf). Another 200 Bcf of positive price revisions were primarily in the Permian Basin (205 Bcf) and the DJ Basin (11 Bcf), partially offset by negative price revisions of 31 Bcf related to PSCs. Further positive revisions of 193 Bcf were associated with updates based on reservoir performance (163 Bcf), interest related revisions (21 Bcf) and changes in development plans (9 Bcf). The positive revisions were offset by negative revisions associated with various other cost related revisions (127 Bcf).

OXY 2022 FORM 10-K	113

Supplemental Oil and Gas Information (Unaudited)
TOTAL RESERVES (a)

MMboe (b)	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2019	2,798	1,106	3,904
Revisions of previous estimates	(510)	26	(484)
Improved recovery	145	45	190
Extensions and discoveries	17	5	22
Purchases of proved reserves	4	—	4
Sales of proved reserves	(138)	(103)	(241)
Production	(380)	(104)	(484)
Balance as of December 31, 2020	1,936	975	2,911
Revisions of previous estimates	821	8	829
Improved recovery	7	13	20
Extensions and discoveries	144	1	145
Purchases of proved reserves	44	—	44
Sales of proved reserves	(11)	—	(11)
Production	(341)	(85)	(426)
Balance as of December 31, 2021	2,600	912	3,512
Revisions of previous estimates (c)	481	(7)	474
Improved recovery	78	11	89
Extensions and discoveries	166	10	176
Purchases of proved reserves	10	—	10
Sales of proved reserves	(21)	—	(21)
Production	(342)	(81)	(423)
Balance as of December 31, 2022	2,972	845	3,817

PROVED DEVELOPED RESERVES
December 31, 2019	2,145	853	2,998
December 31, 2020	1,569	697	2,266
December 31, 2021	2,012	635	2,647
December 31, 2022	2,112	586	2,698
PROVED UNDEVELOPED RESERVES
December 31, 2019	653	253	906
December 31, 2020	367	278	645
December 31, 2021	588	277	865
December 31, 2022	860	259	1,119
(a)Excluded reserve amounts related to discontinued operations and held for sale assets in 2020 and 2019. Proved reserves for held for sale assets as of December 31, 2021 were immaterial.
(b)Natural gas volumes have been converted to Boe based on an energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.
(c)Revisions of previous estimates in 2022 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions and development plans. Positive revisions of 335 MMboe were related to additions associated with infill development projects, primarily in the Permian Basin (232 MMboe) and the DJ Basin (94 MMboe). Another 136 MMboe of positive price revisions were primarily in the Permian Basin (147 MMboe), the Gulf of Mexico (8 MMBoe) and the DJ Basin (4 MMboe), partially offset by negative price revisions of 29 MMboe related to PSCs. Further positive revisions of 98 MMboe were associated with updates based on reservoir performance (93 MMboe) and changes in development plans (5 MMboe). The positive revisions were offset by negative revisions associated with various other cost and interest related revisions (95 MMboe).

114	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
CAPITALIZED COSTS
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

millions	United States	International	Total
December 31, 2022
Proved properties	$71,314	$15,733	$87,047
Unproved properties	17,251	189	17,440
Total capitalized costs (a)	88,565	15,922	104,487
Proved properties depreciation, depletion and amortization	(36,727)	(12,373)	(49,100)
Unproved properties valuation	(4,781)	(27)	(4,808)
Total Accumulated depreciation, depletion and amortization	(41,508)	(12,400)	(53,908)
Net capitalized costs	$47,057	$3,522	$50,579

December 31, 2021
Proved properties	$66,443	$15,232	$81,675
Unproved properties	19,423	153	19,576
Total capitalized costs (a)	85,866	15,385	101,251
Proved properties depreciation, depletion and amortization	(32,355)	(11,821)	(44,176)
Unproved properties valuation	(4,789)	(27)	(4,816)
Total Accumulated depreciation, depletion and amortization	(37,144)	(11,848)	(48,992)
Net capitalized costs	$48,722	$3,537	$52,259

December 31, 2020
Proved properties	$63,988	$14,548	$78,536
Unproved properties	23,713	205	23,918
Total capitalized costs (a,b)	87,701	14,753	102,454
Proved properties depreciation, depletion and amortization	(27,914)	(11,140)	(39,054)
Unproved properties valuation	(5,285)	(27)	(5,312)
Total Accumulated depreciation, depletion and amortization	(33,199)	(11,167)	(44,366)
Net capitalized costs	$54,502	$3,586	$58,088
(a)Included acquisition costs, development costs, capitalized interest and AROs.
(b)Excluded capitalized costs related to Ghana, which was presented as held for sale as of December 31, 2020.

OXY 2022 FORM 10-K	115

Supplemental Oil and Gas Information (Unaudited)
COSTS INCURRED
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

millions	United States	International	Total
December 31, 2022
Property acquisition costs (a)
Proved properties	$496	$3	$499
Unproved properties	488	—	488
Exploration costs	279	175	454
Development costs	3,083	423	3,506
Costs incurred	$4,346	$601	$4,947
December 31, 2021 (b)
Property acquisition costs
Proved properties	$378	$1	$379
Unproved properties	51	—	51
Exploration costs	147	143	290
Development costs	1,749	366	2,115
Costs incurred	$2,325	$510	$2,835
December 31, 2020 (b)
Property acquisition costs
Proved properties	$7	$35	$42
Unproved properties	41	24	65
Exploration costs	117	95	212
Development costs	1,376	466	1,842
Costs incurred	$1,541	$620	$2,161
(a)Included $340 million in property acquisition costs related to non-monetary exchange transactions.
(b)Excluded costs incurred related to the South Africa (sold 2020) and Ghana (sold 2021) assets.

116	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
RESULTS OF OPERATIONS
Occidental’s oil and gas producing activities for continuing operations, which exclude items such as asset divestitures, corporate overhead, interest and royalties, were as follows:

millions	United States	International (a)	Total
FOR THE YEAR ENDED DECEMBER 31, 2022
Revenues (b)	$22,487	$4,671	$27,158
Lease operating costs	3,050	978	4,028
Transportation costs	1,324	69	1,393
Other operating expenses	981	235	1,216
Depreciation, depletion and amortization	5,608	571	6,179
Taxes other than on income	1,236	299	1,535
Exploration expenses	113	103	216
Pretax income (loss)	10,175	2,416	12,591
Income tax expense (benefit) (c)	2,213	964	3,177
Results of operations	$7,962	$1,452	$9,414
FOR THE YEAR ENDED DECEMBER 31, 2021
Revenues (b)	$15,817	$3,462	$19,279
Lease operating costs	2,341	883	3,224
Transportation costs	1,306	65	1,371
Other operating expenses	896	176	1,072
Depreciation, depletion and amortization	7,053	687	7,740
Taxes other than on income	785	209	994
Exploration expenses	158	94	252
Oil and gas mark-to-market - Collars and CO2	280	—	280
Pretax income (loss) before impairments and other charges	2,998	1,348	4,346
Asset impairments and other charges	282	—	282
Pretax income (loss)	2,716	1,348	4,064
Income tax expense (benefit) (c)	508	656	1,164
Results of operations	$2,208	$692	$2,900
FOR THE YEAR ENDED DECEMBER 31, 2020
Revenues (b)	$9,058	$2,947	$12,005
Lease operating costs	2,169	921	3,090
Transportation costs	1,425	72	1,497
Other operating expenses	960	221	1,181
Depreciation, depletion and amortization	6,611	803	7,414
Taxes other than on income	503	111	614
Exploration expenses	68	64	132
Oil and gas mark-to-market - Collars and CO2	(1,089)	—	(1,089)
Pretax income (loss) before impairments and other charges	(1,589)	755	(834)
Asset impairments and other charges	5,973	1,208	7,181
Pretax income (loss)	(7,562)	(453)	(8,015)
Income tax expense (benefit) (c)	(1,663)	428	(1,235)
Results of operations	$(5,899)	$(881)	$(6,780)
(a)Results of operations excluded discontinued operations related to South Africa (sold 2020) and Ghana (sold 2021) assets.
(b)Revenues are net of royalty payments.
(c)U.S. federal income taxes reflect certain expenses related to oil and gas activities allocated for U.S. income tax purposes. These amounts are computed using the statutory rate in effect during the period.

OXY 2022 FORM 10-K	117

Supplemental Oil and Gas Information (Unaudited)
RESULTS PER UNIT OF PRODUCTION FOR CONTINUING OPERATIONS

$/Boe (a)	United States	International (b)	Total
FOR THE YEAR ENDED DECEMBER 31, 2022
Revenues (c)	$65.77	$57.67	$64.22
Lease operating costs	8.92	12.07	9.52
Transportation costs	3.87	0.85	3.29
Other operating expenses	2.87	2.90	2.88
Depreciation, depletion and amortization	16.40	7.05	14.61
Taxes other than on income	3.61	3.69	3.63
Exploration expenses	0.33	1.27	0.51
Pretax income (loss)	29.77	29.84	29.78
Income tax expense (d)	6.47	11.90	7.51
Results of operations	$23.30	$17.94	$22.27
FOR THE YEAR ENDED DECEMBER 31, 2021
Revenues (c)	$46.42	$40.82	$45.31
Lease operating costs	6.87	10.41	7.58
Transportation costs	3.83	0.76	3.22
Other operating expenses	2.63	2.08	2.52
Depreciation, depletion and amortization	20.70	8.10	18.19
Taxes other than on income	2.30	2.47	2.34
Exploration expenses	0.46	1.10	0.59
Oil and gas mark-to-market - Collars and CO2	0.82	—	0.66
Pretax income (loss) before impairments and other charges	8.81	15.90	10.21
Asset impairments and other charges	0.83	—	0.66
Pretax income (loss)	7.98	15.90	9.55
Income tax expense (d)	1.49	7.73	2.73
Results of operations	$6.49	$8.17	$6.82
FOR THE YEAR ENDED DECEMBER 31, 2020
Revenues (c)	$23.86	$28.15	$24.79
Lease operating costs	5.71	8.80	6.38
Transportation costs	3.75	0.69	3.09
Other operating expenses	2.53	2.11	2.44
Depreciation, depletion and amortization	17.41	7.67	15.31
Taxes other than on income	1.32	1.06	1.27
Exploration expenses	0.18	0.61	0.27
Oil and gas mark-to-market - CO2	(2.87)	—	(2.25)
Pretax income (loss) before impairments and other charges	(4.17)	7.21	(1.72)
Asset impairments and other charges	15.73	11.54	14.83
Pretax income (loss)	(19.90)	(4.33)	(16.55)
Income tax expense (benefit) (d)	(4.38)	4.09	(2.55)
Results of operations	$(15.52)	$(8.42)	$(14.00)
(a)Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil.
(b)Results of operations excluded discontinued operations related to the South Africa (sold 2020) and Ghana (sold 2021) assets.
(c)Revenues are net of royalty payments.
(d)U.S. federal income taxes reflect certain expenses related to oil and gas activities allocated for U.S. income tax purposes. These amounts are computed using the statutory rate in effect during the period.

118	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
For purposes of the following disclosures, future cash flows were computed by applying to Occidental’s proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the years ended December 31, 2022, 2021 and 2020, respectively, unless prices were defined by contractual arrangements, and exclude escalations based upon future conditions. The realized prices used to calculate future cash flows vary by producing area and market conditions. Future operating and capital costs were forecast using the current cost environment applied to expectations of future operating and development activities to develop and produce proved reserves at year end.
Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions as of December 31, 2022, 2021 and 2020. Such assumptions, which are required by regulation, have not always proven accurate in the past. Other valid assumptions would give rise to substantially different results.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

millions	United States	International (a)	Total
Balance as of December 31, 2022
Future cash inflows	$186,942	$34,514	$221,456
Future costs
Production costs and other operating	(68,068)	(9,468)	(77,536)
Development costs (b)	(14,845)	(2,498)	(17,343)
Future income tax expense	(18,633)	(4,984)	(23,617)
Future net cash flows	85,396	17,564	102,960
10% discount factor	(37,340)	(7,468)	(44,808)
Standardized measure of discounted future net cash flows	$48,056	$10,096	$58,152
Balance as of December 31, 2021
Future cash inflows	$116,014	$28,865	$144,879
Future costs
Production costs and other operating	(47,803)	(9,284)	(57,087)
Development costs (b)	(12,186)	(3,004)	(15,190)
Future income tax expense	(9,875)	(3,544)	(13,419)
Future net cash flows	46,150	13,033	59,183
10% discount factor	(19,538)	(5,821)	(25,359)
Standardized measure of discounted future net cash flows	$26,612	$7,212	$33,824
Balance as of December 31, 2020
Future cash inflows	$49,050	$21,270	$70,320
Future costs
Production costs and other operating	(29,147)	(8,304)	(37,451)
Development costs (b)	(9,103)	(2,410)	(11,513)
Future income tax expense	(19)	(2,088)	(2,107)
Future net cash flows	10,781	8,468	19,249
10% discount factor	(3,827)	(4,071)	(7,898)
Standardized measure of discounted future net cash flows	$6,954	$4,397	$11,351
(a)Excluded discontinued operations related to Ghana (sold 2021).
(b)Included ARO costs.

OXY 2022 FORM 10-K	119

Supplemental Oil and Gas Information (Unaudited)
CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES (a)

millions	2022	2021	2020
Balance as of January 1	$33,824	$11,351	$29,229
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(20,547)	(13,983)	(6,483)
Net change in prices received per barrel, net of production costs and other operating expenses	29,798	32,464	(19,738)
Extensions, discoveries and improved recovery, net of future production and development costs	5,390	2,412	1,007
Change in estimated future development costs	(1,562)	(376)	1,686
Revisions of quantity estimates	10,481	10,296	(1,989)
Previously estimated development costs incurred during the period	1,813	1,277	1,680
Accretion of discount	3,492	1,009	2,541
Net change in income taxes	(5,961)	(6,249)	3,212
Purchases and sales of reserves in place, net	(158)	377	(651)
Changes in production rates and other	1,582	(4,754)	857
Net change	24,328	22,473	(17,878)
Balance as of December 31	$58,152	$33,824	$11,351
(a)    Excluded results from discontinued operations.

120	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)

NET PRODUCTIVE AND DRY— EXPLORATORY AND DEVELOPMENT WELLS COMPLETED
The following table sets forth, for each year in the three-year period ended December 31, 2022, Occidental’s net productive and dry exploratory and development wells completed:

	United States	International	Total
2022
Oil
Exploratory	9	10	19
Development	265	32	297
Gas
Exploratory	—	—	—
Development	3	2	5
Dry
Exploratory	—	5	5
Development	1	—	1
2021
Oil
Exploratory	6	4	10
Development	292	42	334
Gas
Exploratory	—	1	1
Development	4	—	4
Dry
Exploratory	4	2	6
Development	1	—	1
2020
Oil
Exploratory	7	2	9
Development	240	81	321
Gas
Exploratory	—	2	2
Development	6	1	7
Dry
Exploratory	—	1	1
Development	—	—	—

OXY 2022 FORM 10-K	121

Supplemental Oil and Gas Information (Unaudited)

PRODUCTIVE OIL AND GAS WELLS
The following table sets forth, as of December 31, 2022, Occidental’s productive oil and gas wells (both producing and capable of production):

	United States		International		Total
Oil (a)
Gross (b)	17,944	(1,009)	2,894	—	20,838	(1,009)
Net (c)	15,437	(861)	1,392	—	16,829	(861)
Gas (a)
Gross (b)	2,656	(1,453)	162	(2)	2,818	(1,455)
Net (c)	2,229	(1,165)	96	(2)	2,325	(1,167)
(a)The numbers in parentheses indicate the number of wells with multiple completions.
(b)The total number of wells in which interests are owned.
(c)The sum of fractional interests.

PARTICIPATION IN WELLS BEING DRILLED OR PENDING COMPLETION
The following table sets forth, as of December 31, 2022, Occidental’s participation in exploratory and development wells being drilled:

	United States	International	Total
Exploratory and development wells being drilled
Gross	27	16	43
Net	22	12	34
Exploratory and development wells pending completion (a)
Gross	107	1	108
Net	79	1	80
(a)Wells suspended or waiting on completion include exploration and development wells where drilling has occurred, but the wells are awaiting the completion of hydraulic fracturing or other completion activities or the resumption of drilling in the future. There were 42 MMboe of PUD reserves primarily assigned to U.S. onshore development wells suspended or waiting on completion as of December 31, 2022. Occidental expects to convert all of these PUD reserves to developed status within five years of their initial disclosure.

As of December 31, 2022, Occidental was participating in 135 and 37 gross pressure-maintenance projects in the United States and Internationally, respectively. In the United States, these projects primarily consisted of waterfloods and CO2 floods, and in the Middle East and North Africa, these projects consisted mostly of waterfloods.

122	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
OIL AND GAS ACREAGE
The following table sets forth, as of December 31, 2022, Occidental’s holdings of developed and undeveloped oil and gas acreage:

thousands	United States	International	Total
Developed (a)
Gross (b)	6,190	1,130	7,320
Net (c)	3,948	393	4,341
Undeveloped (d)
Gross (b)	1,437	8,422	9,859
Net (c)	1,016	6,677	7,693
Fee Mineral Ownership (e)
Gross (b)	8,040	—	8,040
Net (c)	4,567	—	4,567
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

OXY 2022 FORM 10-K	123

Supplemental Oil and Gas Information (Unaudited)
OIL, NGL AND NATURAL GAS SALES VOLUMES PER DAY
The following tables set forth the sales volumes from ongoing operations of oil, NGL and natural gas per day for each of the three years in the period ended December 31, 2022. The differences between the sales and production volumes per day are negligible and are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil.

Sales per Day from Ongoing Operations (Mboe/d)	2022	2021	2020
United States
Permian	513	487	575
Rockies & Other Domestic	277	302	332
Gulf of Mexico	147	144	130
Total	937	933	1,037
International
Algeria and Other International	48	43	46
Al Hosn Gas	73	76	78
Dolphin	37	40	45
Oman	64	74	85
Total	222	233	254
Total Sales from Ongoing Operations (Mboe/d)	1,159	1,166	1,291
Operations exited or exiting	—	18	60
Total Sales (Mboe/d)	1,159	1,184	1,351

124	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)

Sales per Day by Products from Ongoing Operations	2022	2021	2020
United States
Oil (Mbbl)
Permian	303	286	343
Rockies & Other Domestic	82	93	109
Gulf of Mexico	122	119	109
Total	507	498	561
NGL (Mbbl)
Permian	119	110	129
Rockies & Other Domestic	97	97	83
Gulf of Mexico	11	10	9
Total	227	217	221
Natural gas (MMcf)
Permian	545	548	620
Rockies & Other Domestic	590	676	838
Gulf of Mexico	81	84	71
Total	1,216	1,308	1,529
International
Oil (Mbbl)
Algeria and Other International	42	39	42
Al Hosn Gas	12	13	14
Dolphin	6	7	7
Oman	53	61	65
Total	113	120	128
NGL (Mbbl)
Algeria and Other International	4	3	3
Al Hosn Gas	23	23	25
Dolphin	7	8	9
Total	34	34	37
Natural gas (MMcf)
Algeria and Other International	12	6	6
Al Hosn Gas	227	234	238
Dolphin	142	151	171
Oman	69	80	120
Total	450	471	535
Total Sales from Ongoing Operations (Mboe/d)	1,159	1,166	1,291

OXY 2022 FORM 10-K	125

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation and Subsidiaries

		Additions
millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2022
Allowance for doubtful accounts	$867	$37	$—	$—	$904	(b)
Environmental, litigation, tax and other reserves	$3,164	$714	$138	$(304)	$3,712	(c)

2021
Allowance for doubtful accounts	$822	$56	$(11)	$—	$867	(b)
Environmental, litigation, tax and other reserves	$2,429	$900	$94	$(259)	$3,164	(c)

2020
Allowance for doubtful accounts	$788	$37	$(3)	$—	$822	(b)
Environmental, litigation, tax and other reserves	$2,411	$115	$43	$(140)	$2,429	(c)
(a)Primarily represents payments.
(b)Of these amounts, $44 million, $46 million and $42 million in 2022, 2021, and 2020, respectively, were classified as current.
(c)Of these amounts, $266 million, $790 million and $149 million in 2022, 2021, and 2020, respectively, were classified as current.

Note: The amounts presented represent continuing operations.

126	OXY 2022 FORM 10-K

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
Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2022, based on the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2022, Occidental’s system of internal control over financial reporting is effective.
Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

Occidental’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental’s evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Occidental’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental’s disclosure controls and procedures were effective as of December 31, 2022.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

OXY 2022 FORM 10-K	127

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Occidental’s Code of Business Conduct applies to the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Vice President, Chief Accounting Officer and Controller and persons performing similar functions. The Code of Business Conduct also applies to Occidental’s directors, employees and the employees of entities which it controls. The Code of Business Conduct is posted on our website, www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Business Conduct by disclosing the nature of that amendment or waiver on its website within four business days following the date of the amendment or waiver.
The list of Occidental’s executive officers and related information under Information About Our Executive Officers set forth in Part I of this 10-K is incorporated by reference herein. The information required by this Item 10 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2022.

ITEM 11.    EXECUTIVE COMPENSATION

The information under the caption “Compensation Discussion and Analysis - Compensation Committee Report” shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933. The information required by this Item 11 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of Occidental’s stock-based compensation plans for its employees and non-employee directors have been approved by the stockholders. The aggregate number of shares of Occidental common stock authorized for issuance under such plans is approximately 133 million, of which approximately 16.1 million had been reserved for issuance through December 31, 2022. The following is a summary of the securities available for issuance under such plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
16,053,787(1)		38.04(2)		56,980,559 (3)
(1)Includes shares reserved to be issued pursuant to RSUs, Options and performance-based awards. Shares for performance-based awards are included assuming maximum payout, but may be paid out at lesser amounts, or not at all, according to achievement of performance goals.
(2)Price applies only to the Options included in column (a). Exercise price is not applicable to the other awards included in column (a), nor warrants not issued under equity compensation plans.
(3)A plan provision requires each share covered by an award (other than stock appreciation rights and Options) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than the amount shown depending on the type of award granted. Additionally, under the plan, the amount shown may increase, depending on the award type, by the number of shares currently unvested or forfeitable, or three times that number as applicable, that are forfeited or canceled, or correspond to the portion of any stock-based awards settled in cash.

The information required by this Item 12 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2022.

128	OXY 2022 FORM 10-K

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.
The information about our principal accountant, KPMG LLP, Houston, Texas (185) required by this Item 14 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2022.

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

(a) (1) and (2). Financial Statements and Financial Statement Schedule

Reference is made to Item 8 of the Table of Contents of the Form 10-K, where these documents are listed.

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

4.3
First Supplemental Indenture to that certain Indenture, dated as of August 8, 2019, by and between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.7 to the Current Report on Form 8-K of Occidental filed on July 13, 2020, File No. 1-9210).

4.4
Second Supplemental Indenture to that certain Indenture, dated as of August 8, 2019, by and between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.6 to the Current Report on Form 8-K of Occidental filed on December 22, 2020, File No. 1-9210).

4.5
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

OXY 2022 FORM 10-K	129

10.1	Occidental Petroleum Corporation Savings Plan (Amended and Restated Effective as of January 1, 2023).
10.2
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.2 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2021, File No. 1-9210).

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

10.5	Occidental Petroleum Corporation Executive Incentive Compensation Plan (As Amended and Restated Effective January 1, 2023).
10.6	Form of Indemnification Agreement between Occidental and each of its directors and certain executive officers (filed as Exhibit B to the Proxy Statement of Occidental for its May 21, 1987, Annual Meeting of Stockholders, File No. 1-9210).
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

10.12
Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of December 31, 2021) (filed as Exhibit 10.14 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2021, File No. 1-9210).

10.13
Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective July 1, 2020) (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2020, File No. 1-9210).

10.14
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Cash Return on Capital Employed Incentive Award (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).

10.15
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

10.18	Occidental Petroleum Corporation Executive Severance Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).
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

10.21
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

10.23
Letter Agreement by and between Occidental Petroleum Corporation and Sylvia J. Kerrigan dated September 14, 2022 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2022).

10.24
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (for awards to Chief Legal Officer) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2022).

10.25
Transition Services and Separation Agreement by and between Occidental Petroleum Corporation and Marcia E. Backus dated September 29, 2022 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2022).

130	OXY 2022 FORM 10-K

10.26	Form of Occidental Petroleum Corporation 2015 Long-Term Inventive Plan Total Shareholder Return Incentive Award (applicable to annual grants made in 2022).
10.27
Warrant Agreement (including Form of Warrant), dated July 24, 2020, between the Company and Equiniti Trust Company, as Warrant Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on July 27, 2020, File No. 1-9210).

10.28
Second Amended and Restated Credit Agreement, dated as of December 10, 2021, by and among Occidental Petroleum Corporation, the banks party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on December 13, 2021, File No. 1-9210).

21	List of subsidiaries of Occidental as of December 31, 2022.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Ryder Scott, Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Leasehold and Royalty Interests and Certain Economic Interests Derived Through Production Sharing Contracts as of December 31, 2022.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page from Occidental Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.    FORM 10-K SUMMARY

None.

OXY 2022 FORM 10-K	131

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

	Title	Date

/s/ Vicki Hollub	President, Chief Executive Officer	February 27, 2023
Vicki Hollub	and Director

/s/ Robert L. Peterson	Senior Vice President and	February 27, 2023
Robert L. Peterson	Chief Financial Officer

/s/ Christopher O. Champion	Vice President, Chief Accounting Officer	February 27, 2023
Christopher O. Champion	and Controller

/s/ Vicky A. Bailey	Director	February 27, 2023
Vicky A. Bailey

/s/ Andrew F. Gould	Director	February 27, 2023
Andrew F. Gould

/s/ Carlos M. Gutierrez	Director	February 27, 2023
Carlos M. Gutierrez

/s/ William R. Klesse	Director	February 27, 2023
William R. Klesse

/s/ Jack B. Moore	Director	February 27, 2023
Jack B. Moore

/s/ Claire O’Neill	Director	February 27, 2023
Claire O’Neill

/s/ Avedick B. Poladian	Director	February 27, 2023
Avedick B. Poladian

/s/ Robert M. Shearer	Director	February 27, 2023
Robert M. Shearer

132	OXY 2022 FORM 10-K