Form 10-K/A
period 2022-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2023-05-09
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

EXPLANATORY NOTE
Occidental Petroleum Corporation (“Occidental”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) solely to include KPMG LLP’s (Firm ID: 185) conformed signature in each of the documents titled “Report of Independent Registered Public Accounting Firm” (the “Audit Reports”). The signed Audit Reports were received by Occidental prior to the original filing of the 2022 Form 10-K, but the conformed signature in each Audit Report was inadvertently omitted in the 2022 Form 10-K. No other changes have been made to the 2022 Form 10-K.

This Amendment does not reflect events occurring after the filing of the 2022 Form 10-K, does not update disclosures contained in the 2022 Form 10-K and does not modify or amend the 2022 Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 8. Financial Statements and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

OXY 2022 FORM 10-K	3

FINANCIAL STATEMENTS INDEX

Part II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

4	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	5

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 27, 2023

6	OXY 2022 FORM 10-K

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

/s/ KPMG LLP

Houston, Texas
February 27, 2023

OXY 2022 FORM 10-K	7

FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$984	$2,764
Trade receivables, net of reserves of $37 in 2022 and $35 in 2021	4,281	4,208
Inventories	2,059	1,846
Other current assets	1,562	1,393
Total current assets	8,886	10,211

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,176	2,938

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	104,487	101,251
Chemical	7,808	7,571
Midstream and marketing	7,550	8,371
Corporate	889	964
	120,734	118,157
Accumulated depreciation, depletion and amortization	(62,350)	(58,227)
Total property, plant and equipment, net	58,384	59,930

OPERATING LEASE ASSETS	903	726

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,260	1,231

TOTAL ASSETS	$72,609	$75,036
The accompanying notes are an integral part of these Consolidated Financial Statements.

8	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions except share and per-share amounts	2022	2021
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$165	$186
Current operating lease liabilities	273	186
Accounts payable	4,029	3,899
Accrued liabilities	3,290	4,053
Total current liabilities	7,757	8,324

LONG-TERM DEBT, NET
Long-term debt, net (b)	19,670	29,431

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,512	7,039
Asset retirement obligations	3,636	3,687
Pension and postretirement obligations	1,055	1,540
Environmental remediation liabilities	905	944
Operating lease liabilities	657	585
Other	3,332	3,159
Total deferred credits and other liabilities	15,097	16,954

EQUITY
Preferred stock, at $1.00 per share par value (100,000 shares as of December 31, 2022 and 2021)	9,762	9,762
Common stock, $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2022 — 1,098,512,626 and 2021 — 1,083,423,094	220	217
Treasury stock: 2022 — 198,653,682 shares and 2021 — 149,348,394 shares	(13,772)	(10,673)
Additional paid-in capital	17,181	16,749
Retained earnings	16,499	4,480
Accumulated other comprehensive income (loss)	195	(208)
Total stockholders’ equity	30,085	20,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,609	$75,036
(a)Included $143 million and $85 million of current finance lease liabilities as of December 31, 2022 and 2021, respectively.
(b)Included $546 million and $504 million of finance lease liabilities as of December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2022 FORM 10-K	9

FINANCIAL STATEMENTS

Consolidated Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions except per-share amounts	2022	2021	2020
REVENUES AND OTHER INCOME
Net sales	$36,634	$25,956	$17,809
Interest, dividends and other income	153	166	118
Gains (losses) on sale of assets, net	308	192	(1,666)
Total	37,095	26,314	16,261
COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	4,028	3,160	3,065
Transportation and gathering expense	1,475	1,419	1,600
Chemical and midstream cost of sales	3,273	2,772	2,408
Purchased commodities	3,287	2,308	1,395
Selling, general and administrative	945	863	864
Other operating and non-operating expense	1,271	1,065	884
Taxes other than on income	1,548	1,005	622
Depreciation, depletion and amortization	6,926	8,447	8,097
Asset impairments and other charges	—	304	11,083
Anadarko Acquisition-related costs	89	153	339
Exploration expense	216	252	132
Interest and debt expense, net	1,030	1,614	1,424
Total	24,088	23,362	31,913
Income (loss) before income taxes and other items	13,007	2,952	(15,652)
OTHER ITEMS
Gains (losses) on interest rate swaps and warrants, net	317	122	(423)
Income from equity investments	793	631	370
Total	1,110	753	(53)
Income (loss) from continuing operations before income taxes	14,117	3,705	(15,705)
Income tax benefit (expense)	(813)	(915)	2,172
Income (loss) from continuing operations	13,304	2,790	(13,533)
Loss from discontinued operations, net of tax	—	(468)	(1,298)

NET INCOME (LOSS)	13,304	2,322	(14,831)
Less: Preferred stock dividends	(800)	(800)	(844)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$12,504	$1,522	$(15,675)

PER COMMON SHARE
Income (loss) from continuing operations—basic	$13.41	$2.12	$(15.65)
Loss from discontinued operations—basic	—	(0.50)	(1.41)
Net income (loss) attributable to common stockholders—basic	$13.41	$1.62	$(17.06)

Income (loss) from continuing operations—diluted	$12.40	$2.06	$(15.65)
Loss from discontinued operations—diluted	—	(0.48)	(1.41)
Net income (loss) attributable to common stockholders—diluted	$12.40	$1.58	$(17.06)

The accompanying notes are an integral part of these Consolidated Financial Statements.

10	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2022	2021	2020
Net income (loss)	$13,304	$2,322	$(14,831)
Other comprehensive income (loss) items:
Gains on derivatives (a)	80	14	4
Pension and postretirement gains (losses) (b)	321	67	(71)
Other	2	(1)	—
Other comprehensive income (loss), net of tax	403	80	(67)
Comprehensive income (loss)	13,707	2,402	(14,898)
Comprehensive income (loss) attributable to preferred and common stockholders	$13,707	$2,402	$(14,898)
(a)Net of tax expense of $(22), $(4) and $(1) in 2022, 2021 and 2020, respectively.
(b)Net of tax benefit (expense) of $(99), $(18) and $24 in 2022, 2021 and 2020, respectively. See Note 11 - Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2022 FORM 10-K	11

FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’ Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$9,762	$209	$(10,653)	$14,955	$20,180	$(221)	$34,232
Net loss	—	—	—	—	(14,831)	—	(14,831)
Other comprehensive loss, net of tax	—	—	—	—	—	(67)	(67)
Dividends on common stock, $0.82 per share	—	—	—	—	(746)	—	(746)
Dividends on preferred stock, $8,444 per share	—	6	—	438	(844)	—	(400)
Issuance of warrants on common stock	—	—	—	767	(763)	—	4
Berkshire Warrants	—	—	—	103	—	—	103
Issuance of common stock and other, net	—	1	—	289	—	—	290
Purchases of treasury stock	—	—	(12)	—	—	—	(12)
Balance, December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$18,573
Net income	—	—	—	—	2,322	—	2,322
Other comprehensive income, net of tax	—	—	—	—	—	80	80
Dividends on common stock, $0.04 per share	—	—	—	—	(38)	—	(38)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(800)	—	(800)
Shareholder warrants exercised	—	—	—	7	—	—	7
Issuance of common stock and other, net	—	1	—	190	—	—	191
Purchases of treasury stock	—	—	(8)	—	—	—	(8)
Balance, December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$20,327
Net income	—	—	—	—	13,304	—	13,304
Other comprehensive income, net of tax	—	—	—	—	—	403	403
Dividends on common stock, $0.52 per share	—	—	—	—	(485)	—	(485)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(800)	—	(800)
Shareholder warrants exercised	—	2	—	252	—	—	254
Options Exercised	—	—	—	27	—	—	27
Issuance of common stock and other, net	—	1	—	153	—	—	154
Purchases of treasury stock	—	—	(3,099)	—	—	—	(3,099)
Balance, December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$30,085
The accompanying notes are an integral part of these Consolidated Financial Statements.

12	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2022	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$13,304	$2,322	$(14,831)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Discontinued operations, net	—	468	1,298
Depreciation, depletion and amortization of assets	6,926	8,447	8,097
Deferred income tax provision (benefit)	(1,644)	46	(2,517)
Noncash charges (benefit) to income and other	(8)	229	419
Asset impairments and other charges	—	304	11,002
(Gain) loss on sales of equity investments and other assets, net	(308)	(192)	1,666
Undistributed earnings from affiliates	(219)	(70)	(61)
Dry hole expense	84	125	47
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(97)	(2,086)	2,062
(Increase) decrease in inventories	(230)	(86)	(484)
(Increase) decrease in other current assets	(335)	(119)	350
Increase (decrease) in accounts payable and accrued liabilities	(478)	865	(3,228)
Increase (decrease) in current domestic and foreign income taxes	(185)	—	22
Operating cash flow from continuing operations	16,810	10,253	3,842
Operating cash flow from discontinued operations, net of taxes	—	181	113
Net cash provided by operating activities	16,810	10,434	3,955

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,497)	(2,870)	(2,535)
Change in capital accrual	147	97	(519)
Purchase of businesses, assets and equity investments, net	(990)	(431)	(114)
Proceeds from sale of assets and equity investments, net	584	1,624	2,281
Equity investments and other, net	(116)	406	109
Investing cash flow from continuing operations	(4,872)	(1,174)	(778)
Investing cash flow from discontinued operations	—	(79)	(41)
Net cash used by investing activities	(4,872)	(1,253)	(819)

CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	400	—	—
Payment of receivables securitization facility	(400)	—	—
Proceeds from long-term debt, net	—	—	6,936
Payments of long-term debt, net	(9,484)	(6,834)	(8,916)
Proceeds from issuance of common stock	293	31	134
Purchases of treasury stock	(3,099)	(8)	(12)
Cash dividends paid on common and preferred stock	(1,184)	(839)	(1,845)
Payment of liabilities associated with the sale of future royalties	—	—	(386)
Financing portion of net cash paid for derivative instruments	(111)	(834)	(362)
Other financing, net	(130)	(80)	(57)
Financing cash flow from continuing operations	(13,715)	(8,564)	(4,508)
Financing cash flow from discontinued operations	—	(8)	(8)
Net cash used by financing activities	(13,715)	(8,572)	(4,516)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,777)	609	(1,380)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of year	2,803	2,194	3,574
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of year	$1,026	$2,803	$2,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2022 FORM 10-K	13

FINANCIAL STATEMENTS FOOTNOTES

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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

14	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	15

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

16	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	17

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

18	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	19

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Statements of Cash Flows for the year ended December 31, 2022 and 2021:

20	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

millions	2022	2021
Cash and cash equivalents	$984	$2,764
Restricted cash and restricted cash equivalents	26	24
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	16	15
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,026	$2,803

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

OXY 2022 FORM 10-K	21

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

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The following table reconciles revenue from customers to total net sales for the years ended December 31:

millions	2022	2021	2020
Revenue from customers	$36,234	$25,959	$17,130
All other revenues (a)	400	(3)	679
Net sales	$36,634	$25,956	$17,809
(a)Included net marketing derivatives, oil collars and calls and chemical exchange contracts.

22	OXY 2022 FORM 10-K

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

millions	United States	International	Eliminations	Total
Year ended December 31, 2022
Oil and gas
Oil	$17,421	$3,935	$—	$21,356
NGL	2,631	421	—	3,052
Gas	2,422	311	—	2,733
Other	20	4	—	24
Segment total	$22,494	$4,671	$—	$27,165
Chemical	$6,359	$379	$—	$6,738
Midstream and marketing	$3,167	$588	$—	$3,755
Eliminations	$—	$—	$(1,424)	$(1,424)
Consolidated	$32,020	$5,638	$(1,424)	$36,234

Year ended December 31, 2021
Oil and gas
Oil	$12,072	$2,844	$—	$14,916
NGL	2,203	325	—	2,528
Gas	1,524	291	—	1,815
Other	24	2	—	26
Segment total	$15,823	$3,462	$—	$19,285
Chemical	$4,995	$248	$—	$5,243
Midstream and marketing	$1,969	$556	$—	$2,525
Eliminations	$—	$—	$(1,094)	$(1,094)
Consolidated	$22,787	$4,266	$(1,094)	$25,959

Year ended December 31, 2020
Oil and gas
Oil	$7,485	$2,403	$—	$9,888
NGL	838	217	—	1,055
Gas	660	326	—	986
Other	65	1	—	66
Segment total	$9,048	$2,947	$—	$11,995
Chemical	$3,524	$202	$—	$3,726
Midstream and marketing	$1,595	$572	$—	$2,167
Eliminations	$—	$—	$(758)	$(758)
Consolidated	$14,167	$3,721	$(758)	$17,130

OXY 2022 FORM 10-K	23

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

24	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	25

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

26	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The following table presents the amounts reported in discontinued operations, net of income taxes, related to the Ghana assets for the years ended December 31, 2021 and 2020:

millions	2021	2020
Revenues and other income
Net sales	$458	$419

Costs and other deductions
Oil and gas lease operating expense	71	117
Fair value adjustment on assets held for sale (a)	409	2,263
Other	24	48
Total costs and other deductions	$504	$2,428

Income (loss) before income taxes	$(46)	$(2,009)
Income tax benefit (expense)	15	711
Discontinued operations, net of tax	$(31)	$(1,298)
(a)    For 2021, included effective date to close date adjustments as well as settlements of certain tax claims.

OXY 2022 FORM 10-K	27

FINANCIAL STATEMENTS FOOTNOTES

NOTE 6 - LONG-TERM DEBT

As of December 31, 2022 and 2021, Occidental’s debt consisted of the following:

millions	2022	2021
2.600% senior notes due 2022	—	101
2.700% senior notes due 2023	—	442
8.750% medium-term notes due 2023 (a)	22	22
2.900% senior notes due 2024	654	949
6.950% senior notes due 2024	291	650
3.450% senior notes due 2024	111	127
8.000% senior notes due 2025	—	500
5.875% senior notes due 2025	606	900
3.500% senior notes due 2025	137	326
5.500% senior notes due 2025	465	750
5.550% senior notes due 2026	870	1,100
3.200% senior notes due 2026	182	797
3.400% senior notes due 2026	284	779
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	500
3.000% senior notes due 2027	216	634
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	235
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	600
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior debentures due 2029	116	116
3.500% senior notes due 2029	286	1,477
Variable rate bonds due 2030 (5.32% and 0.900% as of December 31, 2022 and 2021, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,500
6.125% senior notes due 2031	1,143	1,250
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,727	1,750
Zero Coupon senior notes due 2036	673	2,269
4.300% senior notes due 2039	247	693
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	750
4.500% senior notes due 2044	191	608
4.625% senior notes due 2045	296	634
6.600% senior notes due 2046	1,117	1,157
4.400% senior notes due 2046	424	976
4.100% senior notes due 2047	258	663
(continued on next page)

28	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

millions (continued)	2022	2021
4.200% senior notes due 2048	304	961
4.400% senior notes due 2049	280	704
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$17,958	$28,493
Adjustments to book value:
Unamortized premium, net	1,261	670
Debt issuance costs	(73)	(135)
Net book value of debt	$19,146	$29,028
Long-term finance leases	546	504
Current finance leases	143	85
Total debt and finance leases	$19,835	$29,617
Less current maturities of financing leases	(143)	(85)
Less current maturities of long-term debt	(22)	(101)
Long-term debt, net	$19,670	$29,431
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

OXY 2022 FORM 10-K	29

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

DEBT ACTIVITY - 2022
The following table summarizes Occidental’s debt activity for the year ended December 31, 2022:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2021	$28,493
Repayments:
2.600% senior notes due 2022	$(101)
2.700% senior notes due 2023	(442)
6.950% senior notes due 2024	(359)
3.450% senior notes due 2024	(16)
2.900% senior notes due 2024	(295)
3.500% senior notes due 2025	(189)
8.000% senior notes due 2025	(500)
5.875% senior notes due 2025	(294)
5.500% senior notes due 2025	(285)
5.550% senior notes due 2026	(230)
3.200% senior notes due 2026	(615)
3.400% senior notes due 2026	(495)
3.000% senior notes due 2027	(418)
8.500% senior notes due 2027	(11)
7.150% debentures due 2028	(3)
6.375% senior notes due 2028	(22)
3.500% senior notes due 2029	(1,191)
6.625% senior notes due 2030	(51)
6.125% senior notes due 2031	(107)
6.450% senior notes due 2036	(23)
Zero Coupon senior notes due 2036	(1,596)
4.300% senior notes due 2039	(446)
6.200% senior notes due 2040	(13)
4.500% senior notes due 2044	(417)
4.625% senior notes due 2045	(338)
6.600% senior notes due 2046	(40)
4.400% senior notes due 2046	(552)
4.100% senior notes due 2047	(405)
4.200% senior notes due 2048	(657)
4.400% senior notes due 2049	(424)
Total borrowings at face value as of December 31, 2022	$17,958

30	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

DEBT ACTIVITY - 2021
The following table summarizes Occidental’s debt activity for the year ended December 31, 2021:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2020	$35,235
Activity:
4.850% senior notes due 2021	$(147)
Variable rate bonds due 2021	(27)
2.600% senior notes due 2021	(224)
3.125% senior notes due 2022	(276)
2.700% senior notes due 2022	(629)
Floating interest rate notes due August 2022	(1,052)
2.700% senior notes due 2023	(484)
3.450% senior notes due 2024	(121)
2.900% senior notes due 2024	(2,051)
3.500% senior notes due 2025	(424)
3.400% senior notes due 2026	(371)
3.200% senior notes due 2026	(203)
3.000% senior notes due 2027	(116)
3.500% senior notes due 2029	(23)
4.300% senior notes due 2039	(57)
4.500% senior notes due 2044	(17)
4.625% senior notes due 2045	(116)
6.600% senior notes due 2046	57
4.400% senior notes due 2046	(224)
4.100% senior notes due 2047	(87)
4.200% senior notes due 2048	(39)
4.400% senior notes due 2049	(46)
7.730% debentures due 2096	(3)
7.500% debentures due 2096	(18)
7.250% debentures due 2096	(44)
Total borrowings at face value as of December 31, 2021	$28,493

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

OXY 2022 FORM 10-K	31

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

The following table presents lease balances and their classification on the Consolidated Balance Sheets as of December 31:

millions	Balance sheet classification	2022	2021
Assets:
Operating	Operating lease assets	$903	$726
Finance	Property, plant and equipment	686	581
Total lease assets		$1,589	$1,307
Liabilities:
Current
Operating	Current operating lease liabilities	$273	$186
Finance	Current maturities of long-term debt	143	85
Non-current
Operating	Deferred credits and other liabilities - Operating lease liabilities	657	585
Finance	Long-term debt, net	546	504
Total lease liabilities		$1,619	$1,360

As of December 31, 2022, Occidental’s outstanding lease payments, excluding variable component, consisted of the following:

millions	Operating Leases (a)	Finance Leases (b)	Total
2023	$287	$146	$433
2024	226	109	335
2025	108	95	203
2026	89	84	173
2027	81	66	147
Thereafter	250	277	527
Total lease payments	1,041	777	1,818
Less: Interest	(111)	(88)	(199)
Total lease liabilities	$930	$689	$1,619
(a)The weighted-average remaining lease term is 5.4 years and the weighted-average discount rate is 3.84%.
(b)The weighted-average remaining lease term is 7.7 years and the weighted-average discount rate is 3.05%.

32	OXY 2022 FORM 10-K

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

The following tables present Occidental’s total cash paid for operating and finance lease liabilities for the years ended December 31

millions	2022	2021
Operating cash flows	$211	$401
Investing cash flows	$81	$73
Financing cash flows	$83	$39

OXY 2022 FORM 10-K	33

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

34	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

millions	Fair Value Measurements Using				Total Fair Value
Balance Sheet Classification	Level 1	Level 2	Level 3	Netting (a)
December 31, 2022
Marketing Derivatives
Other current assets	$920	$127	$—	$(980)	$67
Long-term receivables and other assets, net	1	2	—	(1)	2
Accrued liabilities	(938)	(96)	—	980	(54)
Deferred credits and other liabilities - other	(1)	(1)	—	2	—

December 31, 2021
Marketing Derivatives
Other current assets	$1,516	$173	$—	$(1,645)	$44
Long-term receivables and other assets, net	4	1	—	(4)	1
Accrued liabilities	(1,608)	(196)	—	1,645	(159)
Deferred credits and other liabilities - other	(4)	—	—	4	—
Interest Rate Swaps
Accrued liabilities	—	(315)	—	—	(315)
Deferred credits and other liabilities - other	—	(436)	—	—	(436)
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

OXY 2022 FORM 10-K	35

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

36	OXY 2022 FORM 10-K

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
The following summarizes domestic and foreign components of income (loss) from continuing operations before domestic and foreign income taxes for the years ended December 31:

millions	2022	2021	2020
Domestic	$11,314	$1,966	$(15,322)
Foreign	2,803	1,739	(383)
Total	$14,117	$3,705	$(15,705)

OXY 2022 FORM 10-K	37

FINANCIAL STATEMENTS FOOTNOTES

The following summarizes components of income tax expense (benefit) on continuing operations for the years ended December 31:

millions	2022	2021	2020
Current
Federal	$1,272	$173	$(126)
State and local	105	36	6
Foreign	1,080	660	465
Total current tax expense	$2,457	$869	$345
Deferred
Federal	(1,569)	191	(2,384)
State and local	(57)	(153)	(103)
Foreign	(18)	8	(30)
Total deferred tax expense (benefit)	$(1,644)	$46	$(2,517)
Total income tax expense (benefit)	$813	$915	$(2,172)

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

38	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The tax effects of temporary differences resulting in deferred income taxes as of December 31:

millions	2022	2021
Deferred tax liabilities
Property, plant and equipment differences	$(7,218)	$(9,905)
Equity investments, partnerships and international subsidiaries	(441)	(571)
Gross long-term deferred tax liabilities	(7,659)	(10,476)

Deferred tax assets
Environmental reserves	229	242
Postretirement benefit accruals	235	285
Deferred compensation and benefits	207	286
Asset retirement obligations	799	850
Foreign tax credit carryforwards	3,622	3,904
General business credit carryforwards	30	698
Net operating loss carryforward	1,058	1,628
Interest expense carryforward	11	28
All other	771	689
Gross long-term deferred tax assets	6,962	8,610
Valuation allowance	(4,785)	(5,136)
Net long-term deferred tax assets	$2,177	$3,474
Total deferred income tax liability, net	$(5,482)	$(7,002)
Less: foreign deferred tax asset in long-term receivables and other assets, net	(30)	(37)
Total deferred income tax liability, gross	$(5,512)	$(7,039)

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

OXY 2022 FORM 10-K	39

FINANCIAL STATEMENTS FOOTNOTES

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

millions	2022	2021	2020
Balance as of January 1	$2,026	$2,045	$2,173
Increases related to prior-year positions	2	75	14
Settlements	—	(80)	(42)
Reductions for tax positions of prior years	(18)	(14)	(100)
Balance as of December 31	$2,010	$2,026	$2,045

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

40	OXY 2022 FORM 10-K

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

The following tables show the funding status, obligations and plan asset fair values of Occidental related to its pension and postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
millions	2022	2021	2022	2021
Changes in the benefit obligation:
Benefit obligation — beginning of year	$1,273	$1,613	$1,220	$1,259
Service cost — benefits earned during the period	7	8	38	42
Interest cost on projected benefit obligation	36	35	33	33
Actuarial gain	(297)	(55)	(468)	(54)
Benefits paid	(123)	(219)	(58)	(67)
Settlement due to annuity purchase	—	(109)	—	—
Other	(10)	—	8	7
Benefit obligation — end of year	$886	$1,273	$773	$1,220

Changes in plan assets:
Fair value of plan assets — beginning of year	$1,070	$1,193	$—	$—
Actual return on plan assets	(304)	44	—	—
Employer contributions	16	162	49	59
Benefits paid	(123)	(219)	(57)	(67)
Payments due to annuity purchase	—	(109)	—	—
Other	(18)	(1)	8	8
Fair value of plan assets — end of year	$641	$1,070	$—	$—
Unfunded status:	$(245)	$(203)	$(773)	$(1,220)

OXY 2022 FORM 10-K	41

FINANCIAL STATEMENTS FOOTNOTES

Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement.
The following table sets forth details of the obligations and assets of Occidental’s defined benefit pension plans for the years ended December 31:

	Accumulated Benefit Obligation in Excess of Plan Assets		Plan Assets in Excess of Accumulated Benefit Obligation
millions	2022	2021	2022	2021
Projected benefit obligation	$738	$963	$148	$310
Accumulated benefit obligation	$736	$960	$146	$308
Fair value of plan assets	$458	$656	$183	$414

COMPONENTS OF NET PERIODIC BENEFIT COST
The following table sets forth the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits			Postretirement Benefits
millions	2022	2021	2020	2022	2021	2020
Net periodic benefit costs:
Service cost — benefits earned during the period	$7	$8	$37	$38	$42	$39
Interest cost on projected benefit obligation	36	35	52	33	33	37
Expected return on plan assets	(38)	(59)	(73)	—	—	—
Recognized actuarial loss	1	2	5	5	15	11
Recognized prior service credit	—	—	—	(9)	(9)	(8)
(Gain) loss due to curtailment	—	—	(124)	—	—	2
Gain due to settlement	(1)	(19)	(19)	—	—	—
Special termination benefits	—	—	22	—	—	—
Other costs and adjustments	—	—	1	—	—	—
Net periodic benefit cost	$5	$(33)	$(99)	$67	$81	$81

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

42	OXY 2022 FORM 10-K

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
(d)Amounts exclude net payables of approximately $1 million as of December 31, 2022 and $6 million as of December 31, 2021.

OXY 2022 FORM 10-K	43

FINANCIAL STATEMENTS FOOTNOTES

Occidental expects to contribute approximately $100 million to its defined benefit pensions plans during 2023.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the years ended December 31:

millions	Pension Benefits	Postretirement Benefits
2023	$75	$64
2024	78	62
2025	70	59
2026	67	57
2027	68	55
2028 - 2032	303	261

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

44	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	45

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

46	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	47

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

48	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	49

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated OCI (loss) consisted of the following after-tax amounts as of December 31:

millions	2022	2021
Foreign currency translation adjustments	$(5)	$(8)
Derivatives	(25)	(104)
Pension and postretirement adjustments (a)	225	(96)
Total	$195	$(208)
(a)See Note 11 - Retirement and Postretirement Benefit Plans for further information.

50	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	51

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

STOCK OPTIONS
Certain employees are granted options that vest over three years, expire on the tenth anniversary of the grant date, and settle in stock. Exercise prices of the options were equal to the quoted market value of Occidental’s stock on the grant date. The inputs to this and results of this model are presented below:

	Options
	2022	2021	2020
Assumptions used:
Risk-free interest rate	1.87%	0.7%	1.4%
Volatility factor	58%	55%	25%
Expected life (years)	6.02	6.00	6.00
Dividend yield	0.09%	0.16%	7.60%
Exercise price	$42.98	$25.39	$41.60
Grant-date fair value of underlying Occidental common stock	$23.39	$12.72	$3.19

52	OXY 2022 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

A summary of Occidental’s outstanding stock options as of December 31, 2022 and changes during the year ended December 31, 2022 is presented below:

	Vested		Unvested
thousands, except fair values	Options	Weighted Average Strike Price	Options	Weighted Average Strike Price
January 1	2,236	$49.13	1,430	$35.52
Granted	—	$—	286	$42.98
Vested	641	$36.68	(641)	$36.68
Forfeited	(551)	$76.96	—	$—
Exercised	(673)	$39.78	—	$—
December 31	1,653	$38.83	1,075	$36.82

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

	CROCEI
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested as of January 1	418	$33.03
Granted	156	$42.98
Unvested as of December 31	574	$35.73

OXY 2022 FORM 10-K	53

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

54	OXY 2022 FORM 10-K

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
(d)Included all foreign and domestic income taxes from continuing operations.
(e)Included capital expenditures and capitalized interest, but excluded acquisition and disposition of assets.

GEOGRAPHIC AREAS

millions	Property, plant and equipment, net
For the years ended December 31,	2022	2021	2020
United States	$51,706	$53,197	$59,016
International
UAE	3,663	3,645	3,737
Oman	2,159	2,055	1,901
Algeria	350	496	664
Qatar	428	468	510
Other International	78	69	61
Total International	6,678	6,733	6,873
Total	$58,384	$59,930	$65,889

OXY 2022 FORM 10-K	55

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

56	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
OIL RESERVES (a)

MMbbl	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2019	1,570	469	2,039
Revisions of previous estimates	(283)	(1)	(284)
Improved recovery	82	18	100
Extensions and discoveries	9	5	14
Purchases of proved reserves	2	—	2
Sales of proved reserves	(31)	(101)	(132)
Production	(205)	(59)	(264)
Balance as of December 31, 2020	1,144	331	1,475
Revisions of previous estimates	382	4	386
Improved recovery	6	13	19
Extensions and discoveries	88	1	89
Purchases of proved reserves	33	—	33
Sales of proved reserves	(5)	—	(5)
Production	(182)	(44)	(226)
Balance as of December 31, 2021	1,466	305	1,771
Revisions of previous estimates (b)	215	(5)	210
Improved recovery	57	9	66
Extensions and discoveries	89	6	95
Purchases of proved reserves	7	—	7
Sales of proved reserves	(10)	—	(10)
Production	(185)	(41)	(226)
Balance as of December 31, 2022	1,639	274	1,913

PROVED DEVELOPED RESERVES
December 31, 2019	1,206	371	1,577
December 31, 2020	917	251	1,168
December 31, 2021	1,140	226	1,366
December 31, 2022	1,208	200	1,408
PROVED UNDEVELOPED RESERVES
December 31, 2019	364	98	462
December 31, 2020	227	80	307
December 31, 2021	326	79	405
December 31, 2022	431	74	505

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

OXY 2022 FORM 10-K	57

Supplemental Oil and Gas Information (Unaudited)
NGL RESERVES (a)

MMbbl	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2019	540	208	748
Revisions of previous estimates	(90)	10	(80)
Improved recovery	32	10	42
Extensions and discoveries	2	—	2
Purchases of proved reserves	1	—	1
Sales of proved reserves	(20)	—	(20)
Production	(81)	(13)	(94)
Balance as of December 31, 2020	384	215	599
Revisions of previous estimates	227	(1)	226
Improved recovery	—	—	—
Extensions and discoveries	27	—	27
Purchases of proved reserves	7	—	7
Sales of proved reserves	(2)	—	(2)
Production	(79)	(12)	(91)
Balance as of December 31, 2021	564	202	766
Revisions of previous estimates (b)	126	2	128
Improved recovery	13	—	13
Extensions and discoveries	36	—	36
Purchases of proved reserves	2	—	2
Sales of proved reserves	(4)	—	(4)
Production	(83)	(12)	(95)
Balance as of December 31, 2022	654	192	846

PROVED DEVELOPED RESERVES
December 31, 2019	406	147	553
December 31, 2020	314	138	452
December 31, 2021	433	125	558
December 31, 2022	444	120	564
PROVED UNDEVELOPED RESERVES
December 31, 2019	134	61	195
December 31, 2020	70	77	147
December 31, 2021	131	77	208
December 31, 2022	210	72	282
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

58	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
NATURAL GAS RESERVES (a)

Bcf	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2019	4,128	2,572	6,700
Revisions of previous estimates	(823)	102	(721)
Improved recovery	183	103	286
Extensions and discoveries	38	—	38
Purchases of proved reserves	4	—	4
Sales of proved reserves	(523)	(9)	(532)
Production	(561)	(195)	(756)
Balance as of December 31, 2020	2,446	2,573	5,019
Revisions of previous estimates	1,274	27	1,301
Improved recovery	3	3	6
Extensions and discoveries	176	—	176
Purchases of proved reserves	22	—	22
Sales of proved reserves	(25)	—	(25)
Production	(477)	(172)	(649)
Balance as of December 31, 2021	3,419	2,431	5,850
Revisions of previous estimates (b)	841	(30)	811
Improved recovery	51	17	68
Extensions and discoveries	244	23	267
Purchases of proved reserves	8	—	8
Sales of proved reserves	(45)	—	(45)
Production	(445)	(164)	(609)
Balance as of December 31, 2022	4,073	2,277	6,350

PROVED DEVELOPED RESERVES
December 31, 2019	3,198	2,007	5,205
December 31, 2020	2,028	1,846	3,874
December 31, 2021	2,632	1,705	4,337
December 31, 2022	2,761	1,597	4,358
PROVED UNDEVELOPED RESERVES
December 31, 2019	930	565	1,495
December 31, 2020	418	727	1,145
December 31, 2021	787	726	1,513
December 31, 2022	1,312	680	1,992
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

OXY 2022 FORM 10-K	59

Supplemental Oil and Gas Information (Unaudited)
TOTAL RESERVES (a)

MMboe (b)	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2019	2,798	1,106	3,904
Revisions of previous estimates	(510)	26	(484)
Improved recovery	145	45	190
Extensions and discoveries	17	5	22
Purchases of proved reserves	4	—	4
Sales of proved reserves	(138)	(103)	(241)
Production	(380)	(104)	(484)
Balance as of December 31, 2020	1,936	975	2,911
Revisions of previous estimates	821	8	829
Improved recovery	7	13	20
Extensions and discoveries	144	1	145
Purchases of proved reserves	44	—	44
Sales of proved reserves	(11)	—	(11)
Production	(341)	(85)	(426)
Balance as of December 31, 2021	2,600	912	3,512
Revisions of previous estimates (c)	481	(7)	474
Improved recovery	78	11	89
Extensions and discoveries	166	10	176
Purchases of proved reserves	10	—	10
Sales of proved reserves	(21)	—	(21)
Production	(342)	(81)	(423)
Balance as of December 31, 2022	2,972	845	3,817

PROVED DEVELOPED RESERVES
December 31, 2019	2,145	853	2,998
December 31, 2020	1,569	697	2,266
December 31, 2021	2,012	635	2,647
December 31, 2022	2,112	586	2,698
PROVED UNDEVELOPED RESERVES
December 31, 2019	653	253	906
December 31, 2020	367	278	645
December 31, 2021	588	277	865
December 31, 2022	860	259	1,119
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

60	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
CAPITALIZED COSTS
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

millions	United States	International	Total
December 31, 2022
Proved properties	$71,314	$15,733	$87,047
Unproved properties	17,251	189	17,440
Total capitalized costs (a)	88,565	15,922	104,487
Proved properties depreciation, depletion and amortization	(36,727)	(12,373)	(49,100)
Unproved properties valuation	(4,781)	(27)	(4,808)
Total Accumulated depreciation, depletion and amortization	(41,508)	(12,400)	(53,908)
Net capitalized costs	$47,057	$3,522	$50,579

December 31, 2021
Proved properties	$66,443	$15,232	$81,675
Unproved properties	19,423	153	19,576
Total capitalized costs (a)	85,866	15,385	101,251
Proved properties depreciation, depletion and amortization	(32,355)	(11,821)	(44,176)
Unproved properties valuation	(4,789)	(27)	(4,816)
Total Accumulated depreciation, depletion and amortization	(37,144)	(11,848)	(48,992)
Net capitalized costs	$48,722	$3,537	$52,259

December 31, 2020
Proved properties	$63,988	$14,548	$78,536
Unproved properties	23,713	205	23,918
Total capitalized costs (a,b)	87,701	14,753	102,454
Proved properties depreciation, depletion and amortization	(27,914)	(11,140)	(39,054)
Unproved properties valuation	(5,285)	(27)	(5,312)
Total Accumulated depreciation, depletion and amortization	(33,199)	(11,167)	(44,366)
Net capitalized costs	$54,502	$3,586	$58,088
(a)Included acquisition costs, development costs, capitalized interest and AROs.
(b)Excluded capitalized costs related to Ghana, which was presented as held for sale as of December 31, 2020.

OXY 2022 FORM 10-K	61

Supplemental Oil and Gas Information (Unaudited)
COSTS INCURRED
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

millions	United States	International	Total
December 31, 2022
Property acquisition costs (a)
Proved properties	$496	$3	$499
Unproved properties	488	—	488
Exploration costs	279	175	454
Development costs	3,083	423	3,506
Costs incurred	$4,346	$601	$4,947
December 31, 2021 (b)
Property acquisition costs
Proved properties	$378	$1	$379
Unproved properties	51	—	51
Exploration costs	147	143	290
Development costs	1,749	366	2,115
Costs incurred	$2,325	$510	$2,835
December 31, 2020 (b)
Property acquisition costs
Proved properties	$7	$35	$42
Unproved properties	41	24	65
Exploration costs	117	95	212
Development costs	1,376	466	1,842
Costs incurred	$1,541	$620	$2,161
(a)Included $340 million in property acquisition costs related to non-monetary exchange transactions.
(b)Excluded costs incurred related to the South Africa (sold 2020) and Ghana (sold 2021) assets.

62	OXY 2022 FORM 10-K

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

OXY 2022 FORM 10-K	63

Supplemental Oil and Gas Information (Unaudited)
RESULTS PER UNIT OF PRODUCTION FOR CONTINUING OPERATIONS

$/Boe (a)	United States	International (b)	Total
FOR THE YEAR ENDED DECEMBER 31, 2022
Revenues (c)	$65.77	$57.67	$64.22
Lease operating costs	8.92	12.07	9.52
Transportation costs	3.87	0.85	3.29
Other operating expenses	2.87	2.90	2.88
Depreciation, depletion and amortization	16.40	7.05	14.61
Taxes other than on income	3.61	3.69	3.63
Exploration expenses	0.33	1.27	0.51
Pretax income (loss)	29.77	29.84	29.78
Income tax expense (d)	6.47	11.90	7.51
Results of operations	$23.30	$17.94	$22.27
FOR THE YEAR ENDED DECEMBER 31, 2021
Revenues (c)	$46.42	$40.82	$45.31
Lease operating costs	6.87	10.41	7.58
Transportation costs	3.83	0.76	3.22
Other operating expenses	2.63	2.08	2.52
Depreciation, depletion and amortization	20.70	8.10	18.19
Taxes other than on income	2.30	2.47	2.34
Exploration expenses	0.46	1.10	0.59
Oil and gas mark-to-market - Collars and CO2	0.82	—	0.66
Pretax income (loss) before impairments and other charges	8.81	15.90	10.21
Asset impairments and other charges	0.83	—	0.66
Pretax income (loss)	7.98	15.90	9.55
Income tax expense (d)	1.49	7.73	2.73
Results of operations	$6.49	$8.17	$6.82
FOR THE YEAR ENDED DECEMBER 31, 2020
Revenues (c)	$23.86	$28.15	$24.79
Lease operating costs	5.71	8.80	6.38
Transportation costs	3.75	0.69	3.09
Other operating expenses	2.53	2.11	2.44
Depreciation, depletion and amortization	17.41	7.67	15.31
Taxes other than on income	1.32	1.06	1.27
Exploration expenses	0.18	0.61	0.27
Oil and gas mark-to-market - CO2	(2.87)	—	(2.25)
Pretax income (loss) before impairments and other charges	(4.17)	7.21	(1.72)
Asset impairments and other charges	15.73	11.54	14.83
Pretax income (loss)	(19.90)	(4.33)	(16.55)
Income tax expense (benefit) (d)	(4.38)	4.09	(2.55)
Results of operations	$(15.52)	$(8.42)	$(14.00)
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

64	OXY 2022 FORM 10-K

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

millions	United States	International (a)	Total
Balance as of December 31, 2022
Future cash inflows	$186,942	$34,514	$221,456
Future costs
Production costs and other operating	(68,068)	(9,468)	(77,536)
Development costs (b)	(14,845)	(2,498)	(17,343)
Future income tax expense	(18,633)	(4,984)	(23,617)
Future net cash flows	85,396	17,564	102,960
10% discount factor	(37,340)	(7,468)	(44,808)
Standardized measure of discounted future net cash flows	$48,056	$10,096	$58,152
Balance as of December 31, 2021
Future cash inflows	$116,014	$28,865	$144,879
Future costs
Production costs and other operating	(47,803)	(9,284)	(57,087)
Development costs (b)	(12,186)	(3,004)	(15,190)
Future income tax expense	(9,875)	(3,544)	(13,419)
Future net cash flows	46,150	13,033	59,183
10% discount factor	(19,538)	(5,821)	(25,359)
Standardized measure of discounted future net cash flows	$26,612	$7,212	$33,824
Balance as of December 31, 2020
Future cash inflows	$49,050	$21,270	$70,320
Future costs
Production costs and other operating	(29,147)	(8,304)	(37,451)
Development costs (b)	(9,103)	(2,410)	(11,513)
Future income tax expense	(19)	(2,088)	(2,107)
Future net cash flows	10,781	8,468	19,249
10% discount factor	(3,827)	(4,071)	(7,898)
Standardized measure of discounted future net cash flows	$6,954	$4,397	$11,351
(a)Excluded discontinued operations related to Ghana (sold 2021).
(b)Included ARO costs.

OXY 2022 FORM 10-K	65

Supplemental Oil and Gas Information (Unaudited)
CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES (a)

millions	2022	2021	2020
Balance as of January 1	$33,824	$11,351	$29,229
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(20,547)	(13,983)	(6,483)
Net change in prices received per barrel, net of production costs and other operating expenses	29,798	32,464	(19,738)
Extensions, discoveries and improved recovery, net of future production and development costs	5,390	2,412	1,007
Change in estimated future development costs	(1,562)	(376)	1,686
Revisions of quantity estimates	10,481	10,296	(1,989)
Previously estimated development costs incurred during the period	1,813	1,277	1,680
Accretion of discount	3,492	1,009	2,541
Net change in income taxes	(5,961)	(6,249)	3,212
Purchases and sales of reserves in place, net	(158)	377	(651)
Changes in production rates and other	1,582	(4,754)	857
Net change	24,328	22,473	(17,878)
Balance as of December 31	$58,152	$33,824	$11,351
(a)    Excluded results from discontinued operations.

66	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)

NET PRODUCTIVE AND DRY— EXPLORATORY AND DEVELOPMENT WELLS COMPLETED
The following table sets forth, for each year in the three-year period ended December 31, 2022, Occidental’s net productive and dry exploratory and development wells completed:

	United States	International	Total
2022
Oil
Exploratory	9	10	19
Development	265	32	297
Gas
Exploratory	—	—	—
Development	3	2	5
Dry
Exploratory	—	5	5
Development	1	—	1
2021
Oil
Exploratory	6	4	10
Development	292	42	334
Gas
Exploratory	—	1	1
Development	4	—	4
Dry
Exploratory	4	2	6
Development	1	—	1
2020
Oil
Exploratory	7	2	9
Development	240	81	321
Gas
Exploratory	—	2	2
Development	6	1	7
Dry
Exploratory	—	1	1
Development	—	—	—

OXY 2022 FORM 10-K	67

Supplemental Oil and Gas Information (Unaudited)

PRODUCTIVE OIL AND GAS WELLS
The following table sets forth, as of December 31, 2022, Occidental’s productive oil and gas wells (both producing and capable of production):

	United States		International		Total
Oil (a)
Gross (b)	17,944	(1,009)	2,894	—	20,838	(1,009)
Net (c)	15,437	(861)	1,392	—	16,829	(861)
Gas (a)
Gross (b)	2,656	(1,453)	162	(2)	2,818	(1,455)
Net (c)	2,229	(1,165)	96	(2)	2,325	(1,167)
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

68	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
OIL AND GAS ACREAGE
The following table sets forth, as of December 31, 2022, Occidental’s holdings of developed and undeveloped oil and gas acreage:

thousands	United States	International	Total
Developed (a)
Gross (b)	6,190	1,130	7,320
Net (c)	3,948	393	4,341
Undeveloped (d)
Gross (b)	1,437	8,422	9,859
Net (c)	1,016	6,677	7,693
Fee Mineral Ownership (e)
Gross (b)	8,040	—	8,040
Net (c)	4,567	—	4,567
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

OXY 2022 FORM 10-K	69

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

Sales per Day from Ongoing Operations (Mboe/d)	2022	2021	2020
United States
Permian	513	487	575
Rockies & Other Domestic	277	302	332
Gulf of Mexico	147	144	130
Total	937	933	1,037
International
Algeria and Other International	48	43	46
Al Hosn Gas	73	76	78
Dolphin	37	40	45
Oman	64	74	85
Total	222	233	254
Total Sales from Ongoing Operations (Mboe/d)	1,159	1,166	1,291
Operations exited or exiting	—	18	60
Total Sales (Mboe/d)	1,159	1,184	1,351

70	OXY 2022 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)

Sales per Day by Products from Ongoing Operations	2022	2021	2020
United States
Oil (Mbbl)
Permian	303	286	343
Rockies & Other Domestic	82	93	109
Gulf of Mexico	122	119	109
Total	507	498	561
NGL (Mbbl)
Permian	119	110	129
Rockies & Other Domestic	97	97	83
Gulf of Mexico	11	10	9
Total	227	217	221
Natural gas (MMcf)
Permian	545	548	620
Rockies & Other Domestic	590	676	838
Gulf of Mexico	81	84	71
Total	1,216	1,308	1,529
International
Oil (Mbbl)
Algeria and Other International	42	39	42
Al Hosn Gas	12	13	14
Dolphin	6	7	7
Oman	53	61	65
Total	113	120	128
NGL (Mbbl)
Algeria and Other International	4	3	3
Al Hosn Gas	23	23	25
Dolphin	7	8	9
Total	34	34	37
Natural gas (MMcf)
Algeria and Other International	12	6	6
Al Hosn Gas	227	234	238
Dolphin	142	151	171
Oman	69	80	120
Total	450	471	535
Total Sales from Ongoing Operations (Mboe/d)	1,159	1,166	1,291

OXY 2022 FORM 10-K	71

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation and Subsidiaries

		Additions
millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2022
Allowance for doubtful accounts	$867	$37	$—	$—	$904	(b)
Environmental, litigation, tax and other reserves	$3,164	$714	$138	$(304)	$3,712	(c)

2021
Allowance for doubtful accounts	$822	$56	$(11)	$—	$867	(b)
Environmental, litigation, tax and other reserves	$2,429	$900	$94	$(259)	$3,164	(c)

2020
Allowance for doubtful accounts	$788	$37	$(3)	$—	$822	(b)
Environmental, litigation, tax and other reserves	$2,411	$115	$43	$(140)	$2,429	(c)
(a)Primarily represents payments.
(b)Of these amounts, $44 million, $46 million and $42 million in 2022, 2021, and 2020, respectively, were classified as current.
(c)Of these amounts, $266 million, $790 million and $149 million in 2022, 2021, and 2020, respectively, were classified as current.

Note: The amounts presented represent continuing operations.

72	OXY 2022 FORM 10-K

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

(a) (1) and (2). Financial Statements and Financial Statement Schedule

Reference is made to Item 8 of the Table of Contents of the 2022 Form 10-K, where these documents are listed.

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
10.1
Occidental Petroleum Corporation Savings Plan (Amended and Restated Effective as of January 1, 2023) (filed as Exhibit 10.1 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No. 1-9210).

10.2
Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Form of Notice of Grant of Restricted Stock Unit Incentive Award (filed as Exhibit 10.2 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2021, File No. 1-9210).

OXY 2022 FORM 10-K	73

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

10.5
Occidental Petroleum Corporation Executive Incentive Compensation Plan (As Amended and Restated Effective January 1, 2023) (filed as Exhibit 10.5 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No. 1-9210).

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

10.26
Form of Occidental Petroleum Corporation 2015 Long-Term Inventive Plan Total Shareholder Return Incentive Award (applicable to annual grants made in 2022) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No. 1-9210).

74	OXY 2022 FORM 10-K

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

21	List of subsidiaries of Occidental as of December 31, 2022 (filed as Exhibit 21 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No. 1-9210).
23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No. 1-9210).
23.2	Consent of Ryder Scott, Independent Petroleum Engineers (filed as Exhibit 23.2 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No. 1-9210).
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Leasehold and Royalty Interests and Certain Economic Interests Derived Through Production Sharing Contracts as of December 31, 2022 (filed as Exhibit 99.1 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No 1-9210).

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File - The cover page from Occidental Petroleum Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2022 is formatted in Inline XBRL (included as Exhibit 101).

OXY 2022 FORM 10-K	75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

May 9, 2023	By:	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller

76	OXY 2022 FORM 10-K