Form 10-Q
period 2023-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2023-05-09
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2023
Common Stock, $0.20 par value	891,745,187

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
DASS	Diamond Alkali Superfund Site
District Court	Federal District Court in the State of New Jersey
DSCC	Diamond Alkali Chemicals Company
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OEPC	Occidental Exploration and Production Company
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OU4 UAO	Operable Unit 4 Unilateral Administrative Order
OxyChem	Occidental Chemical Corporation
PVC	polyvinyl chloride
RCF	revolving credit facility
Repsol	Repsol, S.A.
ROD	Record of Decision
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
YPF	YPF S.A.
Zero Coupons	Zero Coupon senior notes due 2036
2022 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2022, including any amendments thereto

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	March 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,165	$984
Trade receivables, net of reserves of $33 million in 2023 and $37 million in 2022	3,272	4,281
Inventories	2,311	2,059
Other current assets	1,394	1,562
Total current assets	8,142	8,886

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,161	3,176

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	105,679	104,487
Chemical	7,851	7,808
Midstream and marketing	7,691	7,550
Corporate	905	889
Gross property, plant and equipment	122,126	120,734
Accumulated depreciation, depletion and amortization	(63,957)	(62,350)
Net property, plant and equipment	58,169	58,384

OPERATING LEASE ASSETS	852	903

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,276	1,260

TOTAL ASSETS	$71,600	$72,609

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	March 31, 2023	December 31, 2022

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$139	$165
Preferred stock redemption payable	712	—
Current operating lease liabilities	287	273
Accounts payable	3,514	4,029
Accrued liabilities	2,788	3,290
Total current liabilities	7,440	7,757

LONG-TERM DEBT, NET (b)	19,645	19,670

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,527	5,512
Asset retirement obligations	3,618	3,636
Pension and postretirement obligations	977	1,055
Environmental remediation liabilities	890	905
Operating lease liabilities	595	657
Other	3,349	3,332
Total deferred credits and other liabilities	14,956	15,097

STOCKHOLDERS' EQUITY
Preferred stock, at $1.00 per share par value (93,532 shares as of March 31, 2023 and 100,000 as of December 31, 2022)(c)	9,130	9,762
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2023 — 1,102,716,163 shares and 2022 — 1,098,512,626 shares	221	220
Treasury stock: 2023 — 211,164,919 shares and 2022 — 198,653,682 shares	(14,524)	(13,772)
Additional paid-in capital	17,159	17,181
Retained earnings	17,318	16,499
Accumulated other comprehensive income	255	195
Total stockholders' equity	29,559	30,085
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,600	$72,609
(a)    Included $139 million and $143 million of current finance lease liabilities as of March 31, 2023 and December 31, 2022, respectively.
(b)    Included $540 million and $546 million of finance lease liabilities as of March 31, 2023 and December 31, 2022, respectively.
(c)    Reduced for obligated redemptions. See Note 9 - Earnings Per Share and Stockholders' Equity in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions, except per-share amounts	2023	2022

REVENUES AND OTHER INCOME
Net sales	$7,225	$8,349
Interest, dividends and other income	29	49
Gains on sales of assets, net	4	135
Total	7,258	8,533

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,081	864
Transportation and gathering expense	384	347
Chemical and midstream cost of sales	745	818
Purchased commodities	498	811
Selling, general and administrative expenses	241	196
Other operating and non-operating expense	308	299
Taxes other than on income	306	335
Depreciation, depletion and amortization	1,721	1,643
Anadarko acquisition-related costs	—	65
Exploration expense	102	25
Interest and debt expense, net	238	371
Total	5,624	5,774

Income before income taxes and other items	1,634	2,759

OTHER ITEMS
Gains on interest rate swaps, net	—	135
Income from equity investments and other	100	189
Total	100	324

Income before income taxes	1,734	3,083
Income tax (expense) benefit	(471)	1,793
NET INCOME	1,263	4,876
Less: Preferred stock dividends and redemption premiums	(280)	(200)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$983	$4,676

PER COMMON SHARE
Net income attributable to common stockholders—basic	$1.08	$4.96
Net income attributable to common stockholders—diluted	$1.00	$4.65

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2023	2022

Net income	$1,263	$4,876
Other comprehensive income (loss) items:
Gains on derivatives (a)	63	27
Pension and postretirement gains (losses) (b)	(5)	1
Other	2	—
Other comprehensive income, net of tax	60	28
Comprehensive income attributable to preferred and common stockholders	$1,323	$4,904
(a)     Net of tax expense of zero and $8 million for the three months ended March 31, 2023 and 2022, respectively.
(b)     Net of tax benefit of $1 million and zero for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,263	$4,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	1,721	1,643
Deferred income tax provision (benefit)	17	(2,240)
Gains on sales of assets, net	(4)	(135)
Noncash charges to income and other	156	34
Changes in operating assets and liabilities:
Decrease (increase) in receivables	1,010	(1,238)
(Increase) decrease in inventories	(248)	439
Increase in other current assets	(122)	(158)
Decrease in accounts payable and accrued liabilities	(1,174)	(187)
Increase in current domestic and foreign income taxes	251	205
Net cash provided by operating activities	2,870	3,239

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,461)	(858)
Change in capital accrual	(20)	(39)
Purchases of businesses and assets, net	(151)	(29)
Proceeds from sales of assets, net	54	267
Equity investments and other, net	(20)	(3)
Net cash used by investing activities	(1,598)	(662)

CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt	(22)	(3,259)
Proceeds from issuance of common stock	30	27
Purchases of treasury stock	(732)	(36)
Cash dividends paid on common and preferred stock	(320)	(216)
Financing portion of net cash received for derivative instruments	—	79
Other financing, net	(36)	(24)
Net cash used by financing activities	(1,080)	(3,429)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	192	(852)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	1,026	2,803
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$1,218	$1,951

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$20,327
Net income	—	—	—	—	4,876	—	4,876
Other comprehensive income, net of tax	—	—	—	—	—	28	28
Dividends on common stock, $0.13 per share	—	—	—	—	(124)	—	(124)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	—	—	20	—	—	20
Options exercised	—	—	—	7	—	—	7
Issuance of common stock and other, net of cancellations	—	—	—	9	—	—	9
Purchases of treasury stock	—	—	(36)	—	—	—	$(36)
Balance as of March 31, 2022	$9,762	$217	$(10,709)	$16,785	$9,032	$(180)	$24,907

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$30,085
Net income	—	—	—	—	1,263	—	1,263
Other comprehensive income, net of tax	—	—	—	—	—	60	60
Dividends on common stock, $0.18 per share	—	—	—	—	(164)	—	(164)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Preferred stock redemption - face value	(647)	—	—	—	—	—	(647)
Preferred stock redemption - premium	—	—	—	—	(65)	—	(65)
Preferred stock redemption value in excess of carrying value	15	—	—	—	(15)	—	—
Shareholder warrants exercised	—	—	—	2	—	—	2
Options exercised	—	—	—	7	—	—	7
Issuance of common stock and other, net of cancellations	—	1	—	(31)	—	—	(30)
Purchases of treasury stock	—	—	(752)	—	—	—	(752)
Balance as of March 31, 2023	$9,130	$221	$(14,524)	$17,159	$17,318	$255	$29,559
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the U.S. Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in Consolidated Financial Statements and the notes thereto. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2022 Form 10-K.
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the three months ended March 31, 2023 and 2022 and Occidental’s financial position as of March 31, 2023 and December 31, 2022. The income and cash flows for the periods ended March 31, 2023 and 2022 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of March 31, 2023 and 2022:

	As of March 31,
millions	2023	2022
Cash and cash equivalents	$1,165	$1,909
Restricted cash and restricted cash equivalents included in other current assets	36	25
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	17	17
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,218	$1,951

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic, state and international income taxes paid, tax refunds received and interest paid during the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
millions	2023	2022
Income tax payments	$164	$208
Income tax refunds received	$—	$70
Interest paid (a)	$410	$598
(a)    Net of capitalized interest of $19 million and $11 million for the three months ended March 31, 2023 and 2022, respectively.

WES INVESTMENT
As of March 31, 2023, Occidental owned all of the 2.3% non-voting general partner interest and 49.5% of the limited partner units in WES. On a combined basis, with its 2% non-voting limited partner interest in WES Operating, Occidental's total effective economic interest in WES and its subsidiaries was 51.6%.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with our customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of March 31, 2023, trade receivables, net of $3.3 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
millions	2023	2022

Revenue from customers	$7,115	$8,213
All other revenues (a)	110	136
Net sales	$7,225	$8,349
(a)    Includes net marketing derivatives and chemical exchange contracts.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended March 31, 2023
Oil and gas
Oil	$3,650	$718	$—	$4,368
NGL	460	85	—	545
Gas	355	72	—	427
Other	(16)	1	—	(15)
Segment total	$4,449	$876	$—	$5,325
Chemical	$1,308	$94	$—	$1,402
Midstream and marketing	$540	$104	$—	$644
Eliminations	$—	$—	$(256)	$(256)
Consolidated	$6,297	$1,074	$(256)	$7,115

millions	United States	International	Eliminations	Total

Three months ended March 31, 2022
Oil and gas
Oil	$4,048	$751	$—	$4,799
NGL	698	62	—	760
Gas	455	58	—	513
Other	2	1	—	3
Segment total	$5,203	$872	$—	$6,075
Chemical	$1,602	$81	$—	$1,683
Midstream and marketing	$648	$99	$—	$747
Eliminations	$—	$—	$(292)	$(292)
Consolidated	$7,453	$1,052	$(292)	$8,213

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. Inventories consisted of the following:

millions	March 31, 2023	December 31, 2022

Raw materials	$125	$120
Materials and supplies	958	913
Commodity inventory and finished goods	1,349	1,147
	2,432	2,180
Revaluation to LIFO	(121)	(121)
Total	$2,311	$2,059

NOTE 4 - LONG-TERM DEBT

As of March 31, 2023 and December 31, 2022, Occidental’s debt consisted of the following:

millions	March 31, 2023	December 31, 2022
8.750% medium-term notes due 2023	$—	$22
2.900% senior notes due 2024	654	654
6.950% senior notes due 2024	291	291
3.450% senior notes due 2024	111	111
5.875% senior notes due 2025	606	606
3.500% senior notes due 2025	137	137
5.500% senior notes due 2025	465	465
5.550% senior notes due 2026	870	870
3.200% senior notes due 2026	182	182
3.400% senior notes due 2026	284	284
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
Variable rate bonds due 2030 (5.480% and 5.320% as of March 31, 2023 and December 31, 2022, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
(continued on next page)

millions (continued)	2023	2022
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$17,936	$17,958

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	March 31, 2023	December 31, 2022
Total borrowings at face value	$17,936	$17,958
Adjustments to book value:
Unamortized premium, net	1,239	1,261
Debt issuance costs	(70)	(73)
Net book value of debt	$19,105	$19,146
Long-term finance leases	540	546
Current finance leases	139	143
Total debt and finance leases	$19,784	$19,835
Less: current maturities of financing leases	(139)	(143)
Less: current maturities of long-term debt	—	(22)
Long-term debt, net	$19,645	$19,670

DEBT ACTIVITY
In the first quarter of 2023, Occidental used cash on hand to repay $22 million of its 8.750% medium-term notes upon maturity. Occidental has no remaining debt maturities in 2023.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of March 31, 2023 and December 31, 2022, substantially all of which was classified as Level 1, was approximately $17.9 billion and $17.6 billion, respectively.

NOTE 5 - DERIVATIVES

OBJECTIVE AND STRATEGY
Occidental enters into derivative financial instruments for trading purposes. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental may occasionally use a variety of derivative financial instruments and physical contracts to manage its exposure to commodity price fluctuations, foreign currency fluctuations, interest rate risks and transportation commitments and to fix margins on the future sale of stored commodity volumes.
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

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of March 31, 2023, Occidental’s derivatives not designated as hedges consisted of marketing derivatives. Occidental retired all remaining outstanding interest rate swaps in the twelve months ended December 31, 2022.
Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. As of March 31, 2023, the weighted-average settlement price of these forward contracts was $77.70 per barrel and $2.12 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $81.37 per barrel and $7.89 per Mcf for crude oil and natural gas, respectively, as of December 31, 2022. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments:

long (short)	March 31, 2023	December 31, 2022
Oil commodity contracts
Volume (MMbbl)	(34)	(33)
Natural gas commodity contracts
Volume (Bcf)	(143)	(112)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3

March 31, 2023
Marketing Derivatives
Other current assets	$1,025	$99	$—	$(1,090)	$34
Long-term receivables and other assets, net	9	2	—	(9)	2
Accrued liabilities	(1,035)	(87)	—	1,090	(32)
Deferred credits and other liabilities - other	(9)	—	—	9	—

December 31, 2022
Marketing Derivatives
Other current assets	$920	$127	$—	$(980)	$67
Long-term receivables and other assets, net	1	2	—	(1)	2
Accrued liabilities	(938)	(96)	—	980	(54)
Deferred credits and other liabilities - other	(1)	(1)	—	2	—

(a)These amounts do not include collateral. Occidental netted $3 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of March 31, 2023 and netted $15 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of December 31, 2022.

GAINS AND LOSSES ON DERIVATIVES
The following table presents net gains related to Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended March 31,
Income Statement Classification	2023	2022

Interest Rate Swaps
Gains on interest rate swaps, net (a)	$—	$135
Marketing Derivatives
Net sales (b)	$107	$135
(a)     Occidental retired all remaining outstanding interest rate swaps in the twelve months ended December 31, 2022.
(b)     Includes derivative and non-derivative marketing activity.

CREDIT RISK
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed as of March 31, 2023 was $9 million. The aggregate fair value of derivative instruments with credit-risk-contingent features for which a net liability position existed as of December 31, 2022 was $18 million.

NOTE 6 - INCOME TAXES

The following table summarizes components of income tax expense for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
millions	2023	2022
Income before income taxes	$1,734	$3,083
Current
Federal	(265)	(215)
State and Local	(18)	(34)
Foreign	(171)	(198)
Total current tax expense	$(454)	$(447)
Deferred
Federal	(14)	2,213
State and Local	(3)	73
Foreign	—	(46)
Total deferred tax benefit (expense)	$(17)	$2,240
Total income tax benefit (expense)	$(471)	$1,793
Net income	$1,263	$4,876
Worldwide effective tax rate	27%	(58)%

The difference between the 27% worldwide effective tax rate for the three months ended March 31, 2023 and the 21% U.S. federal statutory tax rate was primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. The difference between the (58)% worldwide effective rate for the three months ended March 31, 2022 and the 21% U.S. federal statutory tax rate were primarily driven by the jurisdictional mix of income as well as tax benefits associated with Occidental's legal entity reorganization, which is currently under IRS review as part of Occidental's 2022 federal tax audit.

NOTE 7 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental and its subsidiaries and their respective operations are subject to stringent federal, regional, state, provincial, tribal, local and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including CERCLA and similar federal, regional, state, provincial, tribal, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at Third-Party, Currently Operated, and Closed or Non-Operated Sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; clean-up measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs.

ENVIRONMENTAL REMEDIATION
As of March 31, 2023, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 161 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of March 31, 2023. The current portion of $141 million is included in accrued liabilities and the remainder of $890 million is included in deferred credits and other liabilities - environmental remediation liabilities.

These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	30	$440
Third-Party Sites	67	231
Currently Operated Sites	13	103
Closed or Non-Operated Sites	51	257
Total	161	$1,031

As of March 31, 2023, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 17 of the 161 sites described above, and 95 of the sites had liabilities from $0 to $1 million each. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 40% of the period-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 161 environmental sites in the table above could be up to $2.7 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus, has not changed materially since December 31, 2022.

MAXUS ENVIRONMENTAL SITES
A significant portion of aggregate estimates of environmental remediation liabilities and reasonably possible additional losses described above relates to the former Diamond Alkali Chemicals Company (DSCC). When OxyChem acquired DSCC in 1986, Maxus agreed to indemnify OxyChem for a number of environmental sites, including the Diamond Alkali Superfund Site (DASS). In June 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified OxyChem in connection with remediation costs and other liabilities associated with the sites subject to the indemnity. Any additional recovery of indemnified costs would come from the proceeds of litigation brought by the Maxus Liquidating Trust. For additional information on the Maxus Liquidating Trust, see Note 8 - Lawsuits, Claims, Commitments and Contingencies.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four Operable Units (OUs) for evaluating, selecting and implementing remediation under CERCLA. OxyChem’s current activities in each OU are summarized below, many of which are performed on OxyChem’s behalf by Glenn Springs Holdings, Inc.
OU1 – The Former Diamond Alkali Plant at 80-120 Lister Avenue in Newark, New Jersey: Maxus and its affiliates implemented an interim remedy of OU1 pursuant to a 1990 Consent Decree, for which OxyChem currently performs maintenance and monitoring. The EPA is conducting a periodic evaluation of the interim remedy for OU1.
OU2 – The Lower 8.3 Miles of the Lower Passaic River: In March 2016, the EPA issued a Record of Decision (ROD) specifying remedial actions required for OU2. During the third quarter of 2016, and following Maxus’s bankruptcy filing, OxyChem and the EPA entered into an Administrative Order on Consent (AOC) to complete the design of the remedy selected in the OU2 ROD. At that time, the EPA sent notice letters to approximately 100 parties notifying them that they were potentially responsible to pay the costs to implement the remedy in OU2 and announced that it would pursue similar agreements with other potentially responsible parties. In June 2018, OxyChem filed a complaint under CERCLA in Federal District Court in the State of New Jersey (District Court) against numerous potentially responsible parties seeking contribution and cost recovery of amounts incurred or to be incurred to comply with the AOC and the OU2 ROD, or to perform other remediation activities related to the DASS (2018 Contribution Action). The 2018 Contribution Action remains pending, but is stayed. The District Court has not adjudicated OxyChem’s relative share of responsibility for those costs. The EPA has estimated the cost to remediate OU2 to be approximately $1.4 billion.
OU3 – Newark Bay Study Area, including Newark Bay and Portions of the Hackensack River, Arthur Kill, and Kill van Kull: Maxus and its affiliates initiated a remedial investigation and feasibility study of OU3 pursuant to a 2004 AOC which was amended in 2010. OxyChem is currently performing feasibility study activities in OU3.
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2, and is located upstream from the Lister Avenue Plant site for which OxyChem inherited legal responsibility. The EPA had estimated the cost to remediate OU4, excluding OU2, to be approximately $440 million. The District Court has not adjudicated OxyChem's relative share of responsibility for costs under the OU4 ROD. To provide continued, efficient remediation progress, in January 2022, OxyChem offered to design and implement the interim remedy for OU4 subject to certain conditions, including a condition that the EPA would not seek to bar OxyChem’s right to pursue contribution or cost recovery from any other parties that are potentially responsible to pay for the OU4 interim remedy. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU2 and OU4. OxyChem submitted a good faith offer in June 2022, reaffirming the offer to design the remedy for OU4 and offering to enter into additional sequential agreements to remediate OU2 and OU4, subject to similar conditions, including that the EPA not seek to bar OxyChem from pursuing contribution or cost recovery from other responsible parties. The EPA did not accept OxyChem's June 2022 offer. In March 2023, the EPA issued a Unilateral Administrative Order (OU4 UAO) in which it directed and ordered OxyChem to design the EPA’s selected interim remedy for OU4 and to provide approximately $93 million in financial assurance to secure its performance. OxyChem has commenced work to design the interim remedy in compliance with the OU4 UAO. As a result of OxyChem incurring costs to implement the OU4 UAO, and EPA's proposal to bar OxyChem's contribution claims against the settling parties, including those asserted in the 2018 Contribution Action, OxyChem filed a cost recovery action under CERCLA in March 2023 in the District Court against multiple parties (2023 Cost Recovery Action).
Natural Resource Trustees: In addition to the activities of the EPA and OxyChem in the OUs described above, federal and state natural resources trustees are assessing natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

ALDEN LEEDS LITIGATION
In December 2022, the EPA and the DOJ filed a proposed Consent Decree in the Alden Leeds litigation seeking court approval to settle with 85 parties for a total of $150 million and release them from liability for remediation costs in DASS OU2 and OU4, which OxyChem believes is based on a disproportionate allocation of responsibility to OxyChem despite overwhelming evidence regarding the responsibility of others, and, among other infirmities, is contrary to site-specific sampling and other relevant evidence concerning the liability of the settling parties. The EPA and the DOJ also seek entry of an order that would bar OxyChem from pursuing contribution against those parties for remediation costs OxyChem has incurred or may incur in the future to design and implement the remedies in OU2 and OU4.
In April 2023, the District Court granted OxyChem's request to intervene and participate in the Alden Leeds litigation as a party. OxyChem intends to challenge the proposed settlement vigorously and to seek contribution and cost recovery from other potentially responsible parties for remediation costs it has incurred or may incur at the DASS. OxyChem does not know when the District Court will rule on the propriety of the proposed settlement. If the proposed settlement is approved by the District Court and not overturned on appeal, then, notwithstanding OxyChem’s vigorous, good faith effort to contest the settlement proposed in the Alden Leeds litigation, the EPA could attempt to compel OxyChem to bear substantially all of the estimated cost to design and implement the OU2 and OU4 remedies, which could have a material adverse impact on OxyChem and Occidental’s consolidated results of operations in the period recorded.
While the remedies for OU2 and OU4 are expected to take over ten years to complete, the EPA may seek to require OxyChem to provide additional financial assurance. In the OU4 UAO, the EPA has directed OxyChem to post financial assurance in the amount of approximately $93 million. Subject to all defenses, OxyChem intends to comply with this directive. The amount of any additional financial assurance is not subject to estimation at this time. It is uncertain when or to what extent the EPA may take action to compel OxyChem to perform further remediation in OU2 or OU4 or the amount of financial assurance the EPA may attempt to require OxyChem to post. For further information on the Alden Leeds litigation, see Note 8 - Lawsuits, Claims, Commitments and Contingencies.

OTHER INFORMATION
For the DASS, OxyChem has accrued a reserve relating to its estimated allocable share of the costs to perform the maintenance and monitoring required in the OU1 Consent Decree, the design and implementation of remedies selected in the OU2 ROD and AOC and the OU4 ROD and OU4 UAO, and the remedial investigation and feasibility study required in OU3.
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

NOTE 8 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries are also involved in proceedings under CERCLA and similar federal, regional, state, provincial, tribal, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing remediation costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or disposed assets with respect to which a third party or Occidental or its subsidiary retains liability or indemnifies the other party for conditions that existed prior to the transaction.
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for the arbitration award (disclosed below), tax matters and disputes or environmental remediation, that satisfy these criteria as of March 31, 2023 and 2022 were not material to Occidental’s Consolidated Condensed Balance Sheets.
If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected. Occidental’s estimates are based on information known about legal matters and its experience in contesting, litigating and settling similar matters. Occidental reassesses the probability and estimability of contingent losses as new information becomes available.

ANDES ARBITRATION
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The awarded amount represented a recovery of Occidental's 60% of the value of Block 15. In 2017, Andes commenced an arbitration, against OEPC, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental contended that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. In March 2021, the arbitration tribunal issued an award in favor of Andes and against OEPC in the amount of $391 million plus interest. In June 2021, OEPC filed a motion to vacate the award due to concerns regarding the validity of the award. In December 2021, the U.S. District Court for the Southern District of New York confirmed the arbitration award, plus prejudgment interest, in the aggregate amount of $558 million. OEPC has appealed the judgment. Oral argument with respect to OEPC’s appeal occurred in February 2023, and a ruling is expected later this year. Andes has filed state court claims in New York and Delaware against OEPC, OPC and OXY USA to attempt to recover on its judgment against OEPC during the pendency of the appeal. The New York state court action against OPC was dismissed with prejudice in March 2023, and Andes filed its notice of appeal in April 2023. Andes also continues to attempt to recover on its judgment in New York federal court and in Delaware state court. All Occidental entities are vigorously defending against these actions. In addition, OEPC commenced an arbitration against Andes to recover significant additional claims not addressed by the prior arbitration tribunal relating to Andes' 40% share of costs, liabilities, losses and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties. A hearing on these claims occurred in December 2022. A ruling from the arbitration tribunal is expected in the first half of 2023.

ALDEN LEEDS AND OTHER LITIGATION
In December 2022, the EPA and the DOJ filed a proposed Consent Decree with the District Court in the Alden Leeds litigation seeking court approval of a proposed settlement in which the EPA seeks to release 85 potentially responsible parties from all remediation costs in OU2 and OU4 of the DASS for approximately $150 million. OxyChem believes the proposed settlement relies, improperly, on an allocation report prepared by an EPA contractor in which the contractor purported to assign a disproportionate share of the responsibility for remediation costs in OU2 and OU4 to OxyChem. In the proposed settlement, the EPA also seeks to bar OxyChem from pursuing contribution claims against the 85 settling parties for remediation costs in OU2 and OU4, including those asserted in OxyChem’s 2018 Contribution Action. The 2018 Contribution Action is currently stayed. The proposed settlement does not address the liability of any party with respect to OU3 or natural resource damages. OxyChem intends to contest the proposed settlement vigorously. As discussed above in Note 7 – Environmental Liabilities and Expenditures, in March 2023, the EPA issued the OU4 UAO, which directs OxyChem to design the remedy for OU4. Subject to its defenses, OxyChem is complying with this order. Based upon the OU4 UAO, OxyChem also filed its 2023 Cost Recovery Action against multiple parties to recover costs incurred or that will be incurred to comply with the OU4 UAO.
The proposed EPA settlement was subject to a public comment period that closed in March 2023. OxyChem believes the proposed settlement exceeds the EPA’s statutory authority and is based on a flawed allocation process. OxyChem also believes that process was unreasonably limited in scope and unreliably based on voluntary reporting by the settling parties, instead of sworn evidence, publicly available sampling results and historical documents reflecting the operating history and disposal practices of the 85 parties that the EPA proposes to release as part of this settlement. OxyChem expects to show that the EPA’s proposed settlement does not fairly and reasonably reflect the settling parties’ contribution of hazardous substances to the DASS and, among other things, incorrectly attributes to OxyChem substances that were contributed by one or more of the 85 settling parties.
OxyChem's request to intervene in the Alden Leeds litigation has been granted. This intervention will allow OxyChem to protect its rights under federal law to challenge the proposed settlement, as well as the allocation report and process upon which the settlement is based. In the 2018 Contribution Action and 2023 Cost Recovery Action, OxyChem also intends to defend and prosecute vigorously its right to seek contribution and cost recovery from all potentially responsible parties to pay remediation costs in the DASS and to seek a judicial allocation of responsibility under CERCLA. As the Alden Leeds litigation is in its early stages, OxyChem is unable to estimate the timing of the District Court’s decision, its outcome, or the outcome of any appeals from the District Court’s decision.

MAXUS LIQUIDATING TRUST
As described in Note 7 – Environmental Liabilities and Expenditures, Maxus was contractually obligated to indemnify, defend, and hold harmless OxyChem against environmental liabilities arising from the former operations of DSCC. In June 2016, Maxus filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware (the Bankruptcy Court). In June 2017, the Bankruptcy Court approved a Plan of Liquidation to liquidate Maxus and create the Trust for the benefit of Maxus’ creditors, including OxyChem, to pursue claims against Maxus’ current and former parents, YPF and Repsol, certain of their respective subsidiaries and affiliates, and others to satisfy claims by OxyChem and other creditors for past and future remediation and other costs. In July 2017, the court-approved Plan of Liquidation became final, and the Trust became effective. Pursuant to the Plan, the Trust is governed by an independent trustee and is not controlled by OxyChem. The Plan authorizes the Trust to distribute any assets it recovers from such litigation claims to the Trust’s beneficiaries, which include OxyChem and other creditors, in accordance with the Plan and governing Trust Agreement.
In June 2018, the Trust filed its complaint against YPF and Repsol in the Bankruptcy Court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the Bankruptcy Court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case to a different court. These rulings were upheld on appeal. The Trust, YPF and Repsol each filed motions for summary judgment, and the Bankruptcy Court denied all but one motion in the second quarter of 2022. The Bankruptcy Court’s summary judgment decision indicated that, at trial, the Trust must establish a causal link between its claimed damages and the alter ego conduct of YPF and Repsol. In April 2023, the Trust, YPF and Repsol reached an agreement to resolve the claims pending in the Bankruptcy Court. Related agreements were executed among the United States Government, YPF and Repsol as well as among OxyChem, YPF and Repsol. YPF and Repsol are required to pay the Trust $575 million, which the Trust will distribute according to the Plan. The agreements are subject to court and other approvals. If the settlement is approved, then OxyChem expects to recover proceeds of approximately $350 million during the second half of this year. OxyChem currently has a valuation allowance established against a substantial portion of its claims against Maxus. If the settlement is ultimately approved, OxyChem expects it will recognize a gain in excess of $200 million on the remeasurement of the valuation allowance.

TAX MATTERS AND DISPUTES
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
Other than the dispute discussed below, Occidental believes that the resolution of these outstanding tax disputes would not have a material adverse effect on its consolidated financial position or results of operations.

Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. In December 2022, the parties filed competing motions for partial summary judgment. The Tax Court denied the motions and trial began on May 1, 2023.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, Occidental would be required to repay approximately $1.4 billion in federal taxes, $28 million in state taxes and accrued interest of $453 million. A liability for this amount plus interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2023, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 9 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended March 31,
millions except per-share amounts	2023	2022
Net income	$1,263	$4,876
Less: Preferred stock dividends and redemption premiums	(280)	(200)
Net income attributable to common stock	$983	$4,676
Less: Net income allocated to participating securities	(6)	(34)
Net income, net of participating securities	$977	$4,642
Weighted-average number of basic shares	901.2	936.7
Basic income per common share	$1.08	$4.96
Net income attributable to common stock	$983	$4,676
Less: Net income allocated to participating securities	(6)	(34)
Net income, net of participating securities	977	4,642
Weighted-average number of basic shares	901.2	936.7
Dilutive securities	74.1	61.0
Dilutive effect of potentially dilutive securities	975.3	997.7
Diluted income per common share	$1.00	$4.65
For the three months ended March 31, 2023, there were no Occidental common stock warrants nor options that were excluded from diluted shares. For the three months ended March 31, 2022, warrants and options covering approximately 84 million shares of Occidental common stock were excluded from diluted shares as their effect would have been anti-dilutive.

The following table presents Occidental's common share activity, including its $3.0 billion stock repurchase plan announced in February 2023, exercises of options and warrants, and other transactions in Occidental's common stock in the first quarter of 2023:

Period	Exercise of Warrants and Options (a)	Other (b)	Treasury Stock Purchases	Common Stock Outstanding (c)
December 31, 2022				899,858,944
First Quarter 2023	268,371	3,935,166	(12,511,237)	891,551,244
(a)    Approximately $9 million of cash was received as a result of the exercise of common stock warrants and options.
(b)    Consists of issuances from the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.
(c)    As of March 31, 2023, Occidental has 103.9 million outstanding warrants with a strike of $22.00 per share and 83.9 million of warrants with a strike of $59.62 per share.

PREFERRED STOCK REDEMPTION
In connection with the Anadarko Acquisition, Occidental issued 100,000 shares of series A preferred stock, with a face value of $100,000 per share and a liquidation preference of $105,000 per share plus unpaid accrued dividends. Prior to August 2029, the agreement includes a mandatory redemption provision that obligates Occidental to redeem the preferred stock at a 10% premium to face value on a dollar-for-dollar basis for every dollar distributed to common shareholders (either via common stock dividends or share repurchases) above $4.00 per share, on a trailing 12-month basis. Preferred redemptions can settle between 30 and 60 days from the date Berkshire Hathaway is notified of the redemption obligation and accrued unpaid dividends are paid up to but not including the redemption date. Occidental cannot voluntarily redeem the preferred stock before August 2029. After August 2029, Occidental can voluntarily redeem the preferred stock at a 5% premium to face value.
Dividends on the preferred stock accrue on the face value at a rate per annum of 8%, but will be paid only when, and if, declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. Occidental paid $200 million in preferred stock dividends in the first quarter of 2023.
In March 2023, Occidental triggered the mandatory redemption provision. Occidental accrued redemptions of preferred stock with a face value of $647 million, and an additional $65 million premium. To the extent Occidental's trailing 12-month distributions to common shareholders remains above $4.00 per share, Occidental is required to continue to match any common shareholder distributions with preferred stock redemptions. Of the $712 million mandatory redemptions accrued as of March 31, 2023, $551 million of preferred stock redemptions, inclusive of a 10% premium, were settled in cash subsequent to March 31, 2023 but before the date of this filing.
The following table presents the number of shares of preferred stock which were obligated to be redeemed as of March 31, 2023.

shares of Preferred stock	Three months ended March 31, 2023
Preferred stock, as of December 31, 2022	100,000
Less: Obligated redemptions	(6,468)
Preferred stock, as of March 31, 2023	93,532

The carrying value of preferred stock is less than the face value. The difference between carrying value and face value, along with the redemption premium, reduces net income available to common stockholders. The following presents the components of preferred stock dividends and redemptions:

millions	March 31, 2023
Preferred dividends	$200
Redemption premium	65
Redemption value in excess of carrying value	15
Preferred dividend and redemption premiums	$280

NOTE 10 - SEGMENTS

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. Income taxes, interest income, interest expense, environmental remediation expenses and unallocated corporate expenses are included under corporate and eliminations. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions. The following table presents Occidental’s industry segments:

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended March 31, 2023
Net sales	$5,325	$1,405	$751	$(256)	$7,225
Income (loss) before income taxes	$1,640	$472	$2	$(380)	$1,734
Income tax expense	—	—	—	(471)	(471)
Net income (loss)	$1,640	$472	$2	$(851)	$1,263

Three months ended March 31, 2022
Net sales	$6,075	$1,684	$882	$(292)	$8,349
Income (loss) before income taxes	$2,898	$671	$(50)	$(436)	$3,083
Income tax expense	—	—	—	1,793	1,793
Net income (loss)	$2,898	$671	$(50)	$1,357	$4,876
(a)    The three months ended March 31, 2023 included a $26 million litigation settlement gain. The three months ended March 31, 2022 included $125 million of gains related to the sale of certain non-strategic assets in the Permian Basin.
(b)    The three months ended March 31, 2023 included a $26 million impairment charge included in Income from equity investments. The three months ended March 31, 2022 included $198 million of net derivative mark-to-market losses.
(c)    The three months ended March 31, 2022 included a tax benefit of $2.6 billion in connection with Occidental's legal entity reorganization, which is further discussed in the Income Taxes section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q, as well as a $135 million gain on interest rate swaps and $65 million of Anadarko acquisition-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Condensed Financial Statements and the notes to the Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of Occidental's 2022 Form 10-K; and the information set forth in Risk Factors under Part I, Item 1A of the 2022 Form 10-K.

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
Although Occidental believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results may differ from anticipated results, sometimes materially. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings; the scope and duration of the global or regional health pandemics or epidemics, including the COVID-19 pandemic and actions taken by governmental authorities and other third parties in connection therewith; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; governmental actions, war (including the Russia-Ukraine war) and political conditions and events; environmental risks and liability under federal, regional, state, provincial, tribal, local and international environmental laws, regulations and litigation (including the potential liability for remedial actions or assessments under existing or future laws, regulations and litigation); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, deep-water and onshore drilling and permitting regulations and environmental regulations (including regulations related to climate change); Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2022 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the three months ended March 31, 2023 was $76.13, compared to $82.65 for the three months ended December 31, 2022. Oil prices decreased in the first quarter of 2023 as inflation and economic concerns signaled a potential decrease in energy demand, despite the ongoing global impact of the Russia-Ukraine war. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, evolving macro-economic environment that impacts energy demand, future actions by OPEC and non-OPEC oil producing countries and the Biden Administration's management of the U.S. Strategic Petroleum Reserve.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, locking in pricing on longer-term contracts and working closely with vendors to secure the supply of critical materials. As of March 31, 2023, substantially all of Occidental's outstanding debt is fixed rate.

2023 PRIORITIES
Occidental’s capital and operational priorities for 2023 are intended to maximize cash flow by sustaining 2022 production levels and maintaining capital discipline. Occidental intends to utilize operating cash flows to:

■preserve and enhance its existing asset base with investments in its core cash-generative oil and gas and chemical businesses as well as emerging low-carbon businesses with a focus on its net-zero pathway;
■continue its shareholder return framework in the form of a sustainable common share dividend and an active share buyback plan, which could result in partial redemptions of the preferred stock further improving Occidental's financial position; and
■continue to opportunistically reduce financial leverage.

During the first three months of 2023, Occidental generated cash flow from operations of $2.9 billion and incurred capital expenditures of $1.5 billion.

DEBT RATINGS
As of March 31, 2023, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BB+ by Fitch Ratings and BB+ by Standard and Poor’s. Occidental's credit rating was upgraded to investment grade by Moody's Investors Service in March 2023. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments. Occidental has no remaining debt maturities in 2023.

SHAREHOLDER RETURNS
During the three months ended March 31, 2023, Occidental declared dividends to common shareholders of $164 million or $0.18 per share and repurchased 12.5 million common shares at an average price of $60.09 per share.
In March 2023, Occidental triggered the mandatory redemption provision. Occidental accrued redemptions of preferred stock with a face value of $647 million, and an additional $65 million premium. To the extent Occidental's trailing 12-month distributions to common shareholders remains above $4.00 per share, Occidental is required to continue to match any common shareholder distributions with preferred stock redemptions. Of the $712 million mandatory redemptions accrued as of March 31, 2023, $551 million, inclusive of the 10% premium, was settled for cash subsequent to March 31, 2023 but before the date of this filing.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

Occidental’s operations and cash flows can vary significantly based on changes in oil, NGL and natural gas prices and the prices it receives for its chemical products. Such changes in prices could result in adjustments in capital investment levels and how such capital is allocated, which could impact production volumes. Significant changes have occurred in the macro-economic environment over the previous year, which have impacted energy demand leading to decreases in commodity prices and chemical product pricing, and correspondingly Occidental's results of operations and cash flows. Occidental's results of operations and cash flows are driven by these macro-economic effects rather than seasonality.

The following table sets forth earnings of each operating segment and corporate items:

	Three months ended
millions	March 31, 2023	December 31, 2022	March 31, 2022
Net income
Oil and gas (a)	$1,640	$2,466	$2,898
Chemical	472	457	671
Midstream and marketing (a)	2	(45)	(50)
Total	2,114	2,878	3,519
Unallocated Corporate Items (a)
Interest expense, net	(238)	(260)	(371)
Income tax benefit (expense)	(471)	(473)	1,793
Other items, net	(142)	(218)	(65)
Net income	$1,263	$1,927	$4,876
Less: Preferred stock dividends and redemption premiums	$(280)	$(200)	$(200)
Net income attributable to common stockholders	$983	$1,727	$4,676

Net income per share attributable to common stockholders - diluted	$1.00	$1.74	$4.65
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended
millions	March 31, 2023	December 31, 2022	March 31, 2022
Oil and gas
Asset sales gains, net	$—	$46	$125
Legal settlement gain	26	—	—
Total oil and gas	26	46	125

Midstream and marketing
Asset sales gains, net	—	36	—
Asset impairments (a)	(26)	—	—
Derivative losses, net	(8)	(73)	(198)
Total midstream and marketing	(34)	(37)	(198)

Corporate
Anadarko acquisition-related costs	—	(7)	(65)
Interest rate swap gains (losses), net	—	(15)	135
Early debt extinguishment	—	6	(18)
Total corporate	—	(16)	52

Income tax impact of legal entity reorganization	—	123	2,594
State tax rate revaluation	—	—	(29)
Income taxes	2	11	5
Income (loss)	(6)	127	2,549
Preferred redemption premiums	(80)	—	—
Total	$(86)	$127	$2,549
(a)    Included in Income from equity investments and other in the Consolidated Condensed Statement of Operations.

Q1 2023 compared to Q4 2022
Excluding items affecting comparability, the decrease in net income for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, was primarily due to lower crude oil and domestic natural gas commodity prices, and lower international sales volumes in the oil and gas segment.

Q1 2023 compared to Q1 2022
Excluding items affecting comparability, the decrease in net income for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to lower crude oil and domestic NGL and natural gas commodity prices in the oil and gas segment, and lower realized PVC prices and lower demand across most product lines in the chemical segment, partially offset by higher worldwide oil and gas sales volumes.

SELECTED STATEMENTS OF OPERATIONS ITEMS

	Three months ended
millions	March 31, 2023	December 31, 2022	March 31, 2022
Net sales	$7,225	$8,219	$8,349
Interest, dividends and other income	$29	$31	$49
Gain on sale of assets, net	$4	$76	$135
Oil and gas operating expense	$1,081	$1,103	$864
Transportation and gathering expense	$384	$386	$347
Chemical and midstream cost of sales	$745	$785	$818
Purchased commodities	$498	$660	$811
Selling, general and administrative expenses	$241	$258	$196
Other operating and non-operating expense	$308	$362	$299
Taxes other than on income	$306	$360	$335
Depreciation, depletion and amortization	$1,721	$1,819	$1,643
Anadarko acquisition-related costs	$—	$7	$65
Exploration expense	$102	$118	$25
Interest and debt expense, net	$238	$260	$371
Gains (losses) on interest rate swaps, net	$—	$(15)	$135
Income from equity investments and other	$100	$207	$189
Income tax benefit (expense)	$(471)	$(473)	$1,793

Q1 2023 compared to Q4 2022
Net sales decreased for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, primarily due to lower crude oil and domestic natural gas commodity prices and lower international sales volumes in the oil and gas segment.
Purchased commodities decreased for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, due to lower prices on third-party crude purchases related to the midstream and marketing segment.

Q1 2023 compared to Q1 2022
Net sales decreased for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower crude oil and domestic NGL and natural gas commodity prices in the oil and gas segment, as well as lower realized PVC prices and sales volumes across most products in the chemical segment.
Oil and gas operating expense increased for the three months ended March 31, 2023, compared to the same period in 2022, primarily as a result of higher workover and maintenance costs due to increased domestic activities.
Purchased commodities decreased for the three months ended March 31, 2023, compared to the same period in 2022, due to lower prices on third-party crude purchases related to the midstream and marketing segment.
The income tax expense for the three months ended March 31, 2023, compared to a benefit for the same period in 2022, resulted primarily from the tax benefit associated with Occidental's legal entity reorganization. See Income Taxes section for further discussion.

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
The midstream and marketing segment also includes Occidental's low carbon ventures businesses. Occidental's low carbon ventures businesses seek to leverage Occidental’s legacy of carbon management expertise to develop carbon capture, utilization and storage projects, including the commercialization of direct air capture technology, invest in other low-carbon technologies intended to reduce greenhouse gas emissions from its operations and strategically partner with other industries to help reduce their emissions.

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended
	March 31, 2023	December 31, 2022	March 31, 2022
Sales Volumes per Day
Oil (Mbbl)
United States	551	542	483
International	103	119	97
NGL (Mbbl)
United States	243	238	210
International	28	41	23
Natural Gas (MMcf)
United States	1,319	1,244	1,219
International	414	497	347
Total Sales Volumes (Mboe) (a)	1,214	1,230	1,074
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended
	March 31, 2023	December 31, 2022	March 31, 2022
Average Realized Prices
Oil ($/Bbl)
United States	$73.63	$82.41	$93.23
International	$77.42	$89.23	$85.42
Total Worldwide	$74.22	$83.64	$91.91
NGL ($/Bbl)
United States	$23.39	$25.43	$40.60
International	$32.98	$31.69	$30.44
Total Worldwide	$24.41	$26.35	$39.61
Natural Gas ($/Mcf)
United States	$3.01	$4.45	$4.17
International	$1.95	$1.89	$1.85
Total Worldwide	$2.76	$3.72	$3.66

Average Index Prices
WTI oil ($/Bbl)	$76.13	$82.65	$94.29
Brent oil ($/Bbl)	$82.20	$88.68	$97.36
NYMEX gas ($/Mcf)	$3.88	$6.76	$4.16

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	97%	101%	97%
Worldwide oil as a percentage of average Brent	90%	94%	94%
Worldwide NGL as a percentage of average WTI	32%	32%	42%
Domestic natural gas as a percentage of average NYMEX	78%	66%	100%

Q1 2023 compared to Q4 2022
Oil and gas segment income was $1.6 billion for the three months ended March 31, 2023, compared with segment income of $2.5 billion for the three months ended December 31, 2022. Excluding the impact of items affecting comparability, oil and gas segment results for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, reflected lower crude oil and domestic natural gas commodity prices, as well as lower international sales volumes.
The decrease in average daily sales volumes of 16 Mboe/d for the three months ended March 31, 2023, compared to the three months ended December 31, 2022, primarily reflected planned activities at Al Hosn Gas in preparation to complete the expansion project and the impact of the new Algeria PSC contracts, partially offset by increased activity in Permian Resources and better well performance and higher operating rates in the Gulf of Mexico.

Q1 2023 compared to Q1 2022
Oil and gas segment income was $1.6 billion for the three months ended March 31, 2023, compared with segment income of $2.9 billion for the three months ended March 31, 2022. Excluding the impact of items affecting comparability, oil and gas segment results for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, reflected lower crude oil, domestic natural gas and domestic NGL commodity prices, partially offset by higher worldwide sales volumes.
The increase in average daily sales volumes of 140 Mboe/d for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily reflected increased activity in the Permian Basin and Gulf of Mexico and the prior year planned shutdown at Al Hosn Gas to allow for tie-in work for the expansion project.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three months ended December 31, 2022	Price Realizations	Net Sales Volumes	Three months ended March 31, 2023 (b)
United States Revenue
Oil	$4,110	$(436)	$(24)	$3,650
NGL	492	(30)	(2)	460
Natural gas	506	(169)	18	355
Total	$5,108	$(635)	$(8)	$4,465
International Revenue
Oil (a)	$977	$(109)	$(150)	$718
NGL	119	5	(39)	85
Natural gas	86	—	(14)	72
Total	$1,182	$(104)	$(203)	$875

		Increase (Decrease) Related to
millions	Three months ended March 31, 2022 (b)	Price Realizations	Net Sales Volumes	Three months ended March 31, 2023 (b)
United States Revenue
Oil	$4,048	$(980)	$582	$3,650
NGL	698	(341)	103	460
Natural gas	455	(134)	34	355
Total	$5,201	$(1,455)	$719	$4,465
International Revenue
Oil (a)	$751	$(52)	$19	$718
NGL	62	2	21	85
Natural gas	58	3	11	72
Total	$871	$(47)	$51	$875
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT
Q1 2023 compared to Q4 2022
Chemical segment earnings for the three months ended March 31, 2023 were $472 million, compared to $457 million for the three months ended December 31, 2022. The increase was driven primarily by lower ethylene and energy costs, partially offset by lower realized caustic soda and PVC pricing.

Q1 2023 compared to Q1 2022
Chemical segment earnings for the three months ended March 31, 2023 were $472 million, compared to $671 million for the three months ended March 31, 2022. The decrease was driven primarily by lower realized PVC pricing as well as lower sales volumes due to decreased demand across most product lines.

MIDSTREAM AND MARKETING SEGMENT

Q1 2023 compared to Q4 2022
Midstream and marketing segment earnings for the three months ended March 31, 2023 were $2 million, compared with losses of $45 million for the three months ended December 31, 2022. Excluding the impact of items affecting comparability, the increase in midstream and marketing pre-tax first quarter results reflected the timing impact of crude oil sales and favorable gas margins due to transportation capacity optimization in the marketing business, partially offset by lower equity method investment income from WES.

Q1 2023 compared to Q1 2022
Midstream and marketing segment earnings for the three months ended March 31, 2023 were $2 million, compared with losses of $50 million for the three months ended March 31, 2022. Excluding the impact of items affecting comparability, the decrease in midstream and marketing segment results was primarily driven by increased activities in the low carbon ventures businesses, lower NGL prices impacting domestic gas plants and lower sulfur prices at Al Hosn Gas, partially offset by higher volumes from Al Hosn Gas and favorable gas margins from the optimization of gas transportation capacities in the marketing business.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended
millions, except percentages	March 31, 2023	December 31, 2022	March 31, 2022
Income before income taxes	$1,734	$2,400	$3,083
Income tax benefit (expense)
Domestic - federal and state	(300)	(274)	2,037
International	(171)	(199)	(244)
Total income tax benefit (expense)	(471)	(473)	1,793
Net income	$1,263	$1,927	$4,876
Worldwide effective tax rate	27%	20%	(58)%

Occidental estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which Occidental operates, adjusted for certain discrete items. Each quarter, Occidental updates these rates and records a cumulative adjustment to its income taxes by applying the rates to the pre-tax income excluding certain discrete items. Occidental’s quarterly estimate of its effective tax rates can vary significantly based on various forecasted items, including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized and the geographic mix of pre-tax income and losses. The 27% worldwide effective tax rate for the three months ended March 31, 2023, was primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. The (58)% effective tax rate for the three months ended March 31, 2022 and the 20% for the three months ended December 31, 2022, were primarily driven by the jurisdictional mix of income as well as tax benefits associated with Occidental’s legal entity reorganization in 2022, which is currently under IRS review as part of Occidental's 2022 federal tax audit.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, Occidental had approximately $1.2 billion of cash and cash equivalents on hand. Through the date of this filing, Occidental has drawn no amounts under its RCF, which has $4.0 billion of borrowing capacity and matures in June 2025. Additionally, Occidental has up to $600 million of available borrowing capacity on its receivables securitization facility which matures in December 2024. Through the date of this filing, there were no amounts outstanding on Occidental's receivable securitization facility as of March 31, 2023.
Operating cash flow was $2.9 billion for the three months ended March 31, 2023, compared to $3.2 billion for the three months ended March 31, 2022. The decrease in operating cash flow from continuing operations was primarily due to lower commodity prices as compared to the same period in 2022.
Occidental’s net cash used by investing activities was $1.6 billion for the three months ended March 31, 2023, compared to $662 million for the three months ended March 31, 2022. Capital expenditures, of which the majority were for the oil and gas segment, were approximately $1.5 billion for the three months ended March 31, 2023, compared to $858 million for the three months ended March 31, 2022. Occidental's remaining capital budget is expected to be funded through cash flows generated from operations.
Occidental’s net cash used by financing activities was $1.1 billion for the three months ended March 31, 2023, compared to $3.4 billion for the three months ended March 31, 2022. Cash used by financing activities for the three months ended March 31, 2023 reflected treasury share repurchases of $732 million and dividend payments of $320 million on preferred and common stock. Cash used by financing activities for the three months ended March 31, 2022 reflected repayments of debt of $3.3 billion and dividend payments of $216 million on preferred and common stock. Occidental intends to fund the preferred stock redemptions and both the common and preferred dividends accrued as of March 31, 2023 through operating cash flows. As of March 31, 2023, Occidental had $2.2 billion remaining of the $3.0 billion share repurchase program that was announced in February 2023. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.
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
As of March 31, 2023, and through the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental has no remaining debt maturities in 2023, $1.1 billion in 2024, $1.2 billion in 2025, $1.4 billion in 2026 and $14.2 billion thereafter. Occidental currently expects its cash on hand, cash flow from operations, and funds available from the RCF and/or receivables securitization facility to be sufficient to meet its near-term debt maturities, operating expenditures and other obligations for the next 12 months from the date of this filing.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of March 31, 2023, Occidental had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2022 Form 10-K.

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
See Note 7 - Environmental Liabilities and Expenditures in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K for additional information regarding Occidental’s environmental liabilities and expenditures.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 7 - Environmental Liabilities and Expenditures and Note 8 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2023, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2022 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2023.

There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party and potential monetary sanctions are involved. In April 2023, the New Mexico Environment Department (the Department) proposed a penalty amount to resolve alleged violations under federal and state air quality regulations voluntarily disclosed by a subsidiary with respect to a period between 2016 and 2018. The subsidiary has cooperated with the Department and intends to pursue resolution of this matter. For information regarding other legal proceedings, see Note 8 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s 2022 Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the three months ended March 31, 2023 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions) (b)
January 1 - 31, 2023	—	$—	—	$—
February 1 - 28, 2023	—	$—	—	$3,000
March 1 - 31, 2023	12,511,237	$60.09	12,511,237	$2,248
Total 2023	12,511,237	$60.09	12,511,237
(a)    Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b)    Represents the value of shares remaining in Occidental's share repurchase plan. In February 2023, Occidental announced an authorization to repurchase up to $3.0 billion of Occidental's shares of common stock. The plan does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.

Item 6. Exhibits

10.1#	Occidental Petroleum Corporation Retirement Policy (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on February 22, 2023, File No. 1-9210).

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
# Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

May 9, 2023	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller