Form 10-Q
period 2023-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2023-08-02
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2023
Common Stock, $0.20 par value	884,681,888

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
DASS	Diamond Alkali Superfund Site
District Court	Federal District Court in the State of New Jersey
DSCC	Diamond Shamrock Chemicals Company
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OEPC	Occidental Exploration and Production Company
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OU4 UAO	Operable Unit 4 Unilateral Administrative Order
OxyChem	Occidental Chemical Corporation
PVC	polyvinyl chloride
RCF	revolving credit facility
Repsol	Repsol, S.A.
ROD	Record of Decision
Trust	Maxus Liquidating Trust
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
YPF	YPF S.A.
Zero Coupons	Zero Coupon senior notes due 2036
2022 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2022, including any amendments thereto

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	June 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$486	$984
Trade receivables, net of reserves of $24 in 2023 and $37 in 2022	2,850	4,281
Inventories	2,021	2,059
Other current assets	2,097	1,562
Total current assets	7,454	8,886

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,431	3,176

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	107,190	104,487
Chemical	7,946	7,808
Midstream and marketing	7,834	7,550
Corporate	921	889
Gross property, plant and equipment	123,891	120,734
Accumulated depreciation, depletion and amortization	(65,550)	(62,350)
Net property, plant and equipment	58,341	58,384

OPERATING LEASE ASSETS	827	903

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,146	1,260

TOTAL ASSETS	$71,199	$72,609

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	June 30, 2023	December 31, 2022

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$158	$165
Preferred stock redemption payable	304	—
Current operating lease liabilities	284	273
Accounts payable	3,557	4,029
Accrued liabilities	3,153	3,290
Total current liabilities	7,456	7,757

LONG-TERM DEBT, NET (b)	19,669	19,670

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,605	5,512
Asset retirement obligations	3,667	3,636
Pension and postretirement obligations	978	1,055
Environmental remediation liabilities	867	905
Operating lease liabilities	576	657
Other	3,270	3,332
Total deferred credits and other liabilities	14,963	15,097

STOCKHOLDERS' EQUITY
Preferred stock, at $1.00 per share par value: 2023 — 88,312 shares and 2022 —100,000 shares(c)	8,621	9,762
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2023 — 1,103,080,267 shares and 2022 — 1,098,512,626 shares	221	220
Treasury stock: 2023 — 218,398,379 shares and 2022 — 198,653,682 shares	(14,958)	(13,772)
Additional paid-in capital	17,218	17,181
Retained earnings	17,762	16,499
Accumulated other comprehensive income	247	195
Total stockholders' equity	29,111	30,085
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,199	$72,609
(a)    Included $158 million and $143 million of current finance lease liabilities as of June 30, 2023 and December 31, 2022, respectively.
(b)    Included $587 million and $546 million of finance lease liabilities as of June 30, 2023 and December 31, 2022, respectively.
(c)    Reduced for obligated redemptions. See Note 9 - Earnings Per Share and Stockholders' Equity in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions, except per-share amounts	2023	2022	2023	2022

REVENUES AND OTHER INCOME
Net sales	$6,702	$10,676	$13,927	$19,025
Interest, dividends and other income	28	36	57	85
Gains on sales of assets, net	1	23	5	158
Total	6,731	10,735	13,989	19,268

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,130	1,005	2,211	1,869
Transportation and gathering expense	375	364	759	711
Chemical and midstream cost of sales	791	835	1,536	1,653
Purchased commodities	490	1,031	988	1,842
Selling, general and administrative expenses	277	244	518	440
Other operating and non-operating expense	10	291	318	590
Taxes other than on income	266	426	572	761
Depreciation, depletion and amortization	1,709	1,728	3,430	3,371
Asset impairments and other charges	209	—	209	—
Anadarko acquisition-related costs	—	13	—	78
Exploration expense	102	26	204	51
Interest and debt expense, net	230	114	468	485
Total	5,589	6,077	11,213	11,851

Income before income taxes and other items	1,142	4,658	2,776	7,417

OTHER ITEMS
Gains on interest rate swaps, net	—	127	—	262
Income from equity investments and other	185	201	285	390
Total	185	328	285	652

Income before income taxes	1,327	4,986	3,061	8,069
Income tax benefit (expense)	(467)	(1,231)	(938)	562
NET INCOME	860	3,755	2,123	8,631
Less: Preferred stock dividends and redemption premiums	(255)	(200)	(535)	(400)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$605	$3,555	$1,588	$8,231

PER COMMON SHARE
Net income attributable to common stockholders—basic	$0.68	$3.76	$1.76	$8.71
Net income attributable to common stockholders—diluted	$0.63	$3.47	$1.63	$8.11

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions	2023	2022	2023	2022

Net income	$860	$3,755	$2,123	$8,631
Other comprehensive income (loss) items:
Gains (losses) on derivatives (a)	(5)	37	58	64
Pension and postretirement gains (losses) (b)	(2)	8	(7)	9
Other	(1)	—	1	—
Other comprehensive income (losses), net of tax	(8)	45	52	73
Comprehensive income attributable to preferred and common stockholders	$852	$3,800	$2,175	$8,704
(a)     Net of tax expense of zero and $(10) million for the three months ended June 30, 2023 and 2022, respectively, and zero and $(18) million for the six months ended June 30, 2023 and 2022, respectively.
(b)     Net of tax benefit (expense) of $1 million and $(3) million for the three months ended June 30, 2023 and 2022, respectively, and $2 million and $(3) million for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Six months ended June 30,
millions	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,123	$8,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	3,430	3,371
Deferred income tax provision (benefit)	98	(2,037)
Asset impairments and other charges	209	—
Gains on sales of assets, net	(5)	(158)
Noncash charges to income and other	(51)	(481)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,432	(2,155)
(Increase) decrease in inventories	(75)	287
(Increase) decrease in other current assets	(347)	12
Increase (decrease) in accounts payable and accrued liabilities	(1,007)	771
Increase in current domestic and foreign income taxes	133	327
Net cash provided by operating activities	5,940	8,568

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,107)	(1,830)
Change in capital accrual	5	(68)
Purchases of businesses and assets, net	(140)	(309)
Proceeds from sales of assets, net	80	324
Equity investments and other, net	(375)	(72)
Net cash used by investing activities	(3,537)	(1,955)

CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	—	400
Payment of receivables securitization facility	—	(400)
Payments of long-term debt, net	(22)	(7,108)
Proceeds from issuance of common stock	37	117
Redemption of preferred stock	(982)	—
Purchases of treasury stock	(1,177)	(568)
Cash dividends paid on common and preferred stock	(688)	(539)
Financing portion of net cash received for derivative instruments	—	140
Other financing, net	(64)	(57)
Net cash used by financing activities	(2,896)	(8,015)

Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(493)	(1,402)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	1,026	2,803
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$533	$1,401

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of March 31, 2022	$9,762	$217	$(10,709)	$16,785	$9,032	$(180)	$24,907
Net income	—	—	—	—	3,755	—	3,755
Other comprehensive income, net of tax	—	—	—	—	—	45	45
Dividends on common stock, $0.13 per share	—	—	—	—	(125)	—	(125)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	1	—	69	—	—	70
Options exercised	—	—	—	10	—	—	10
Issuance of common stock and other, net of cancellations	—	—	—	50	—	—	50
Purchases of treasury stock	—	—	(682)	—	—	—	(682)
Balance as of June 30, 2022	$9,762	$218	$(11,391)	$16,914	$12,462	$(135)	$27,830

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity
Balance as of March 31, 2023	$9,130	$221	$(14,524)	$17,159	$17,318	$255	$29,559
Net income	—	—	—	—	860	—	860
Other comprehensive loss, net of tax	—	—	—	—	—	(8)	(8)
Dividends on common stock, $0.18 per share	—	—	—	—	(161)	—	(161)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(190)	—	(190)
Preferred stock redemption - face value	(522)	—	—	—	—	—	(522)
Preferred stock redemption - premium	—	—	—	—	(52)	—	(52)
Preferred stock redemption value in excess of carrying value	13	—	—	—	(13)	—	—
Shareholder warrants exercised	—	—	—	1	—	—	1
Options exercised	—	—	—	6	—	—	6
Issuance of common stock and other, net of cancellations	—	—	—	52	—	—	52
Purchases of treasury stock	—	—	(434)	—	—	—	(434)
Balance as of June 30, 2023	$8,621	$221	$(14,958)	$17,218	$17,762	$247	$29,111
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$20,327
Net income	—	—	—	—	8,631	—	8,631
Other comprehensive income, net of tax	—	—	—	—	—	73	73
Dividends on common stock, $0.26 per share	—	—	—	—	(249)	—	(249)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(400)	—	(400)
Shareholder warrants exercised	—	1	—	89	—	—	90
Options exercised	—	—	—	17	—	—	17
Issuance of common stock and other, net of cancellations	—	—	—	59	—	—	59
Purchases of treasury stock	—	—	(718)	—	—	—	(718)
Balance as of June 30, 2022	$9,762	$218	$(11,391)	$16,914	$12,462	$(135)	$27,830

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$30,085
Net income	—	—	—	—	2,123	—	2,123
Other comprehensive income, net of tax	—	—	—	—	—	52	52
Dividends on common stock, $0.36 per share	—	—	—	—	(325)	—	(325)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(390)	—	(390)
Preferred stock redemption - face value	(1,169)	—	—	—	—	—	(1,169)
Preferred stock redemption - premium	—	—	—	—	(117)	—	(117)
Preferred stock redemption value in excess of carrying value	28	—	—	—	(28)	—	—
Shareholder warrants exercised	—	—	—	3	—	—	3
Options exercised	—	—	—	13	—	—	13
Issuance of common stock and other, net of cancellations	—	1	—	21	—	—	22
Purchases of treasury stock	—	—	(1,186)	—	—	—	(1,186)
Balance as of June 30, 2023	$8,621	$221	$(14,958)	$17,218	$17,762	$247	$29,111
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the six months ended June 30, 2023 and 2022 and Occidental’s financial position as of June 30, 2023 and December 31, 2022. The income and cash flows for the periods ended June 30, 2023 and 2022 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of June 30, 2023 and 2022:

millions	2023	2022
Cash and cash equivalents	$486	$1,362
Restricted cash and restricted cash equivalents included in other current assets	29	23
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	18	16
Cash, cash equivalents, restricted cash and restricted cash equivalents	$533	$1,401

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic, state and international income taxes paid, tax refunds received and interest paid during the six months ended June 30, 2023 and 2022, respectively:

millions	2023	2022
Income tax payments	$632	$962
Income tax refunds received	$3	$70
Interest paid (a)	$509	$846
(a)    Net of capitalized interest of $42 million and $30 million for the six months ended June 30, 2023 and 2022, respectively.

WES INVESTMENT
As of June 30, 2023, Occidental owned all of the 2.3% non-voting general partner interest and 49.5% of the limited partner units in WES. On a combined basis, with its 2% non-voting limited partner interest in WES Operating, Occidental's total effective economic interest in WES and its subsidiaries was 51.6%.

IMPAIRMENT
For the three and six months ended June 30, 2023, Occidental recorded a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has decided not to pursue future exploration and appraisal activities. Impairment expense for the three and six months ended June 30, 2023 also includes a $29 million impairment related to an equity method investment in Black Butte Coal Company.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of June 30, 2023, trade receivables, net of $2.9 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
millions	2023	2022	2023	2022

Revenue from customers	$6,601	$10,351	$13,716	$18,564
All other revenues (a)	101	325	211	461
Net sales	$6,702	$10,676	$13,927	$19,025
(a)    Includes net marketing derivatives and chemical exchange contracts.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended June 30, 2023
Oil and gas
Oil	$3,446	$795	$—	$4,241
NGL	352	90	—	442
Gas	161	87	—	248
Other	10	—	—	10
Segment total	$3,969	$972	$—	$4,941
Chemical	$1,292	$82	$—	$1,374
Midstream and marketing	$421	$95	$—	$516
Eliminations	$—	$—	$(230)	$(230)
Consolidated	$5,682	$1,149	$(230)	$6,601

millions	United States	International	Eliminations	Total

Three months ended June 30, 2022
Oil and gas
Oil	$4,894	$1,146	$—	$6,040
NGL	783	113	—	896
Gas	675	79	—	754
Other	5	1	—	6
Segment total	$6,357	$1,339	$—	$7,696
Chemical	$1,810	$98	$—	$1,908
Midstream and marketing	$903	$247	$—	$1,150
Eliminations	$—	$—	$(403)	$(403)
Consolidated	$9,070	$1,684	$(403)	$10,351

millions	United States	International	Eliminations	Total

Six months ended June 30, 2023
Oil and gas
Oil	$7,096	$1,513	$—	$8,609
NGL	812	175	—	987
Gas	516	159	—	675
Other	(6)	1	—	(5)
Segment total	$8,418	$1,848	$—	$10,266
Chemical	$2,600	$176	$—	$2,776
Midstream and marketing	$961	$199	$—	$1,160
Eliminations	$—	$—	$(486)	$(486)
Consolidated	$11,979	$2,223	$(486)	$13,716

millions	United States	International	Eliminations	Total

Six months ended June 30, 2022
Oil and gas
Oil	$8,942	$1,897	$—	$10,839
NGL	1,481	175	—	1,656
Gas	1,130	137	—	1,267
Other	7	2	—	9
Segment total	$11,560	$2,211	$—	$13,771
Chemical	$3,412	$179	$—	$3,591
Midstream and marketing	$1,551	$346	$—	$1,897
Eliminations	$—	$—	$(695)	$(695)
Consolidated	$16,523	$2,736	$(695)	$18,564

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. As of June 30, 2023 and December 31, 2022, inventories consisted of the following:

millions	June 30, 2023	December 31, 2022

Raw materials	$120	$120
Materials and supplies	850	913
Commodity inventory and finished goods	1,172	1,147
	2,142	2,180
Revaluation to LIFO	(121)	(121)
Total	$2,021	$2,059

NOTE 4 - LONG-TERM DEBT

As of June 30, 2023 and December 31, 2022, Occidental’s debt consisted of the following:

millions	June 30, 2023	December 31, 2022
8.750% medium-term notes due 2023	$—	$22
2.900% senior notes due 2024	654	654
6.950% senior notes due 2024	291	291
3.450% senior notes due 2024	111	111
5.875% senior notes due 2025	606	606
3.500% senior notes due 2025	137	137
5.500% senior notes due 2025	465	465
5.550% senior notes due 2026	870	870
3.200% senior notes due 2026	182	182
3.400% senior notes due 2026	284	284
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
Variable rate bonds due 2030 (5.920% and 5.320% as of June 30, 2023 and December 31, 2022, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
(continued on next page)

millions (continued)	2023	2022
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$17,936	$17,958

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	June 30, 2023	December 31, 2022
Total borrowings at face value	$17,936	$17,958
Adjustments to book value:
Unamortized premium, net	1,213	1,261
Debt issuance costs	(67)	(73)
Net book value of debt	$19,082	$19,146
Long-term finance leases	587	546
Current finance leases	158	143
Total debt and finance leases	$19,827	$19,835
Less: current maturities of financing leases	(158)	(143)
Less: current maturities of long-term debt	—	(22)
Long-term debt, net	$19,669	$19,670

DEBT ACTIVITY
In the first quarter of 2023, Occidental used cash on hand to repay $22 million of its 8.750% medium-term notes upon maturity. Occidental has no remaining debt maturities in 2023.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of June 30, 2023 and December 31, 2022, substantially all of which was classified as Level 1, was approximately $17.6 billion and $17.6 billion, respectively.

NOTE 5 - DERIVATIVES

OBJECTIVE AND STRATEGY
Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity price fluctuations, transportation commitments and to fix margins on the future sale of stored commodity volumes. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental may occasionally use a variety of derivative financial instruments to manage its exposure to foreign currency fluctuations and interest rate risks. Occidental also enters into derivative financial instruments for trading purpose.

Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on debt issuances. The value of cash flow hedges was insignificant for all periods presented. As of June 30, 2023, Occidental’s marketing derivatives are not designated as hedges. Occidental retired all remaining outstanding interest rate swaps in the twelve months ended December 31, 2022.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments are short-duration physical and financial forward contracts. As of June 30, 2023, the weighted-average settlement price of these forward contracts was $73.72 per barrel and $2.65 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $81.37 per barrel and $7.89 per Mcf for crude oil and natural gas, respectively, as of December 31, 2022. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives:

long (short)	June 30, 2023	December 31, 2022
Oil commodity contracts
Volume (MMbbl)	(46)	(33)
Natural gas commodity contracts
Volume (Bcf)	(73)	(112)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
June 30, 2023
Marketing Derivatives
Other current assets	$976	$62	$—	$(948)	$90
Long-term receivables and other assets, net	22	1	—	(20)	3
Accrued liabilities	(926)	(42)	—	948	(20)
Deferred credits and other liabilities - other	(20)	—	—	20	—

December 31, 2022
Marketing Derivatives
Other current assets	$920	$127	$—	$(980)	$67
Long-term receivables and other assets, net	1	2	—	(1)	2
Accrued liabilities	(938)	(96)	—	980	(54)
Deferred credits and other liabilities - other	(1)	(1)	—	2	—

(a)These amounts do not include collateral. Occidental netted $35 million of collateral received from brokers against derivative assets and $1 million of collateral deposited with brokers against derivatives liabilities related to marketing derivatives as of June 30, 2023 and netted $15 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of December 31, 2022.

GAINS AND LOSSES ON DERIVATIVES
The following table presents net gains related to Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended June 30,		Six months ended June 30,
Income Statement Classification	2023	2022	2023	2022

Marketing Derivatives
Net sales (a)	$100	$324	$207	$459
Interest Rate Swaps
Gains on interest rate swaps, net (b)	$—	$127	$—	$262
(a)     Includes derivative and non-derivative marketing activity.
(b)     Occidental retired all remaining outstanding interest rate swaps in the twelve months ended December 31, 2022.

CREDIT RISK
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features, for which a net receivable position existed as of June 30, 2023, was $52 million. The aggregate fair value of derivative instruments with credit-risk-contingent features, for which a net liability position existed as of December 31, 2022, was $18 million.

NOTE 6 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended June 30,		Six months ended June 30,
millions	2023	2022	2023	2022
Income before income taxes	$1,327	$4,986	$3,061	$8,069
Current
Federal	(181)	(640)	(446)	(855)
State and Local	(14)	(50)	(32)	(84)
Foreign	(191)	(338)	(362)	(536)
Total current tax expense	$(386)	$(1,028)	$(840)	$(1,475)
Deferred
Federal	(5)	(231)	(19)	1,982
State and Local	(3)	5	(6)	78
Foreign	(73)	23	(73)	(23)
Total deferred tax benefit (expense)	$(81)	$(203)	$(98)	$2,037
Total income tax benefit (expense)	$(467)	$(1,231)	$(938)	$562
Net income	$860	$3,755	$2,123	$8,631
Worldwide effective tax rate	35%	25%	31%	(7)%

The 35%, 25%, and 31% worldwide effective tax rates for the three months ended June 30, 2023, three months ended June 30, 2022, and six months ended June 30, 2023, respectively, are primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. These effective rates differ from the negative 7% tax rate for income from continuing operations for the six months ended June 30, 2022, which was impacted by a tax benefit associated with Occidental's legal entity reorganization as described below.

LEGAL ENTITY REORGANIZATION
To align Occidental’s legal entity structure with the nature of its business activities after completing the acquisition of Anadarko and subsequent large scale post-acquisition divestiture program, management undertook a legal entity reorganization that was completed in the first quarter of 2022.
As a result of this legal entity reorganization, management made an adjustment to the tax basis in a portion of its operating assets, thus reducing Occidental’s deferred tax liabilities. Accordingly, for the year ended December 31, 2022, Occidental recorded a tax benefit of $2.7 billion in connection with this reorganization. The timing of any reduction in Occidental’s future cash taxes as a result of this legal entity reorganization will be dependent on a number of factors, including prevailing commodity prices, capital activity level and production mix. The legal entity reorganization transaction is currently under IRS review as part of Occidental’s 2022 federal tax audit.

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

ENVIRONMENTAL REMEDIATION
As of June 30, 2023, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 160 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of June 30, 2023. The current portion of $141 million is included in accrued liabilities and the remainder of $867 million is included in deferred credits and other liabilities - environmental remediation liabilities.
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	30	$438
Third-Party Sites	66	217
Currently Operated Sites	13	101
Closed or Non-Operated Sites	51	252
Total	160	$1,008

As of June 30, 2023, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 16 of the 160 sites described above, and 95 of the sites had liabilities from $0 to $1 million each. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 40% of the period-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 160 environmental sites in the table above could be up to $2.7 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus, has not changed materially since December 31, 2022.

MAXUS ENVIRONMENTAL SITES
A significant portion of aggregate estimates of environmental remediation liabilities and reasonably possible additional losses described above relates to the former Diamond Shamrock Chemicals Company (DSCC). When OxyChem acquired DSCC in 1986, Maxus agreed to indemnify OxyChem for a number of environmental sites, including the Diamond Alkali Superfund Site (DASS). In June 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified OxyChem in connection with remediation costs and other liabilities associated with the sites subject to the indemnity. Any additional recovery of indemnified costs would come from the proceeds of litigation brought by the Maxus Liquidating Trust (Trust). For additional information on the Trust, see Note 8 - Lawsuits, Claims, Commitments and Contingencies.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four Operable Units (OUs) for evaluating, selecting and implementing remediation under CERCLA. OxyChem’s current activities in each OU are summarized below, many of which are performed on OxyChem’s behalf by Glenn Springs Holdings, Inc.
OU1 – The Former Diamond Alkali Plant at 80-120 Lister Avenue in Newark, New Jersey: Maxus and its affiliates implemented an interim remedy of OU1 pursuant to a 1990 Consent Decree (OU1 Consent Decree), for which OxyChem currently performs maintenance and monitoring. The EPA is conducting a periodic evaluation of the interim remedy for OU1.
OU2 – The Lower 8.3 Miles of the Lower Passaic River: In March 2016, the EPA issued a Record of Decision (ROD) specifying remedial actions required for OU2. During the third quarter of 2016, and following Maxus’s bankruptcy filing, OxyChem and the EPA entered into an Administrative Order on Consent (AOC) to complete the design of the remedy selected in the OU2 ROD. At that time, the EPA sent notice letters to approximately 100 parties notifying them that they were potentially responsible to pay the costs to implement the remedy in OU2 and announced that it would pursue similar agreements with other potentially responsible parties. In June 2018, OxyChem filed a complaint under CERCLA in the Federal District Court in the State of New Jersey (District Court) against numerous potentially responsible parties seeking contribution and cost recovery of amounts incurred or to be incurred to comply with the AOC and the OU2 ROD, or to perform other remediation activities related to the DASS (2018 Contribution Action). The 2018 Contribution Action remains pending, but is stayed. The District Court has not adjudicated OxyChem’s relative share of responsibility for those costs. The EPA has estimated the cost to remediate OU2 to be approximately $1.4 billion.
OU3 – Newark Bay Study Area, including Newark Bay and Portions of the Hackensack River, Arthur Kill, and Kill van Kull: Maxus and its affiliates initiated a remedial investigation and feasibility study of OU3 pursuant to a 2004 AOC which was amended in 2010. OxyChem is currently performing feasibility study activities in OU3.
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2, and is located upstream from the Lister Avenue Plant site for which OxyChem inherited legal responsibility. The EPA had estimated the cost to remediate OU4, excluding OU2, to be approximately $440 million. The District Court has not adjudicated OxyChem's relative share of responsibility for costs under the OU4 ROD. To provide continued, efficient remediation progress, in January 2022, OxyChem offered to design and implement the interim remedy for OU4 subject to certain conditions, including a condition that the EPA would not seek to bar OxyChem’s right to pursue contribution or cost recovery from any other parties that are potentially responsible to pay for the OU4 interim remedy. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU2 and OU4. OxyChem submitted a good faith offer in June 2022, reaffirming the offer to design the remedy for OU4 and offering to enter into additional sequential agreements to remediate OU2 and OU4, subject to similar conditions, including that the EPA not seek to bar OxyChem from pursuing contribution or cost recovery from other responsible parties. The EPA did not accept OxyChem's June 2022 offer. In March 2023, the EPA issued a Unilateral Administrative Order (OU4 UAO) in which it directed and ordered OxyChem to design the EPA’s selected interim remedy for OU4 and to provide approximately $93 million in financial assurance to secure its performance. OxyChem has commenced work to design the interim remedy in compliance with the OU4 UAO. As a result of OxyChem incurring costs to implement the OU4 UAO, and the EPA's proposal to bar OxyChem's contribution claims against the settling parties, including those asserted in the 2018 Contribution Action, OxyChem filed a cost recovery action under CERCLA in March 2023 in the District Court against multiple parties (2023 Cost Recovery Action).
Natural Resource Trustees – In addition to the activities of the EPA and OxyChem in the OUs described above, federal and state natural resource trustees are assessing natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

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
In April 2023, the District Court granted OxyChem's request to intervene and participate in the Alden Leeds litigation as a party. OxyChem intends to challenge the proposed settlement vigorously and to seek contribution and cost recovery from other potentially responsible parties for remediation costs it has incurred or may incur at the DASS. Based upon extensive comments to the proposed settlement, the DOJ requested to inform the District Court by September 22, 2023 whether it will proceed with the settlement, modify it, or withdraw the proposed settlement. Consequently, the District Court has ordered the DOJ to notify it by no later than September 22, 2023 how it intends to proceed, after which the District Court will put in place a briefing schedule. OxyChem does not know when the District Court will rule on the propriety of the proposed settlement, if the DOJ continues to pursue the settlement. If the proposed settlement is approved by the District Court and not overturned on appeal, then, notwithstanding OxyChem’s vigorous, good faith effort to contest the settlement proposed in the Alden Leeds litigation, the EPA could attempt to compel OxyChem to bear substantially all of the estimated cost to design and implement the OU2 and OU4 remedies, which could have a material adverse impact on OxyChem and Occidental’s consolidated results of operations in the period recorded.
While the remedies for OU2 and OU4 are expected to take over ten years to complete, the EPA may seek to require OxyChem to provide additional financial assurance. In the OU4 UAO, the EPA directed OxyChem to post financial assurance in the amount of approximately $93 million. Subject to all defenses, OxyChem has complied with this directive. The amount of any additional financial assurance is not subject to estimation at this time. It is uncertain when or to what extent the EPA may take action to compel OxyChem to perform further remediation in OU2 or OU4 or the amount of financial assurance the EPA may attempt to require OxyChem to post. For further information on the Alden Leeds litigation, see Note 8 - Lawsuits, Claims, Commitments and Contingencies.

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

NOTE 8 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries are also involved in proceedings under CERCLA and similar federal, regional, state, provincial, tribal, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing remediation costs with other financially sound companies. Further, some lawsuits, claims and other proceedings involve acquired or disposed assets with respect to which a third party or Occidental or its subsidiary retains liability or indemnifies the other party for conditions that existed prior to the transaction.
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and other proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for the arbitration award (disclosed below), tax matters and disputes or environmental remediation, that satisfy these criteria as of June 30, 2023 and 2022 were not material to Occidental’s Consolidated Condensed Balance Sheets.
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

ANDES ARBITRATION
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The awarded amount represented a recovery of Occidental's 60% of the value of Block 15. In 2017, Andes commenced an arbitration, against OEPC, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental contended that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. In March 2021, the arbitration tribunal issued an award in favor of Andes and against OEPC in the amount of $391 million plus interest. In June 2021, OEPC filed a motion to vacate the award due to concerns regarding the validity of the award. In December 2021, the U.S. District Court for the Southern District of New York confirmed the arbitration award, plus prejudgment interest, in the aggregate amount of $558 million. OEPC appealed the judgment. In June 2023, the U.S. Court of Appeals for the Second Circuit confirmed the District Court's ruling with respect to the arbitration award but overturned the District Court's decision to add prejudgment interest in the amount of $166 million, ordering the District Court to recalculate the interest amount. On July 13, 2023, OEPC filed a motion for rehearing en banc in the Second Circuit because, in its view, the Second Circuit ruling is contrary to Supreme Court and other Second Circuit precedent. Andes has also filed state court claims in New York and Delaware against OEPC, OPC and OXY USA to attempt to recover on its judgment against OEPC during the pendency of the appeal. The New York state court action against OPC was dismissed with prejudice in March 2023, and Andes filed its notice of appeal in April 2023. Andes also continues to attempt to recover on its judgment in New York federal court and in Delaware state court. All Occidental entities are vigorously defending against these actions. In addition, OEPC commenced an arbitration against Andes to recover significant additional claims not addressed by the prior arbitration tribunal relating to Andes' 40% share of costs, liabilities, losses and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties. In July 2023, a majority of the arbitration tribunal declined to award any costs to OEPC based upon the doctrine of res judicata. One arbitrator dissented.

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
The proposed EPA settlement was subject to a public comment period that closed in March 2023. Based upon extensive comments to the proposed settlement, the DOJ requested to inform the District Court by September 22, 2023 whether it will proceed with the settlement, modify it, or withdraw the proposed settlement. OxyChem believes the proposed settlement exceeds the EPA’s statutory authority and is based on a flawed allocation process. OxyChem also believes that process was unreasonably limited in scope and unreliably based on voluntary reporting by the settling parties, instead of sworn evidence, publicly available sampling results and historical documents reflecting the operating history and disposal practices of the 85 parties that the EPA proposes to release as part of this settlement. OxyChem expects to show that the EPA’s proposed settlement does not fairly and reasonably reflect the settling parties’ contribution of hazardous substances to the DASS and, among other things, incorrectly attributes to OxyChem substances that were contributed by one or more of the 85 settling parties.
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
In June 2018, the Trust filed its complaint against YPF and Repsol in the Bankruptcy Court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the Bankruptcy Court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case to a different court. These rulings were upheld on appeal. The Trust, YPF and Repsol each filed motions for summary judgment, and the Bankruptcy Court denied all but one motion in the second quarter of 2022. The Bankruptcy Court’s summary judgment decision indicated that, at trial, the Trust must establish a causal link between its claimed damages and the alter ego conduct of YPF and Repsol. In April 2023, the Trust, YPF and Repsol reached an agreement to resolve the claims pending in the Bankruptcy Court. Related agreements were executed among the United States Government, YPF and Repsol as well as among OxyChem, YPF and Repsol. YPF and Repsol are required to pay the Trust $575 million, which the Trust will distribute according to the Plan. The agreements have been approved and no settlement objections were lodged. The settlement became final August 1, 2023. OxyChem expects to recover proceeds of approximately $350 million by the end of the year. OxyChem adjusted its valuation allowance established against its claims against Maxus, resulting in a gain of approximately $260 million on the remeasurement of the valuation allowance in the second quarter of 2023.

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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. Trial was held in May 2023. The parties will file simultaneous post-trial briefs on September 1, 2023 and December 7, 2023. Closing arguments are scheduled for January 30, 2024. An opinion by the Tax Court could be issued any time after the closing arguments are completed. If any tax liability is due as a result of the Tax Court’s opinion, it must be fully bonded or paid in full within 90 days of the entry of decision by the Tax Court. If an appeal is not pursued by Anadarko, any resulting tax deficiency will be assessed by the IRS and would be due within 30 days of receiving a formal notice of tax assessment.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of June 30, 2023, Occidental would be required to repay approximately $1.4 billion in federal taxes, $28 million in state taxes and accrued interest of $493 million. A liability for this amount plus interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2023, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 9 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
millions except per-share amounts	2023	2022	2023	2022
Net income	$860	$3,755	$2,123	$8,631
Less: Preferred stock dividends and redemption premiums	(255)	(200)	(535)	(400)
Net income attributable to common stock	$605	$3,555	$1,588	$8,231
Less: Net income allocated to participating securities	(4)	(28)	(10)	(59)
Net income, net of participating securities	$601	$3,527	$1,578	$8,172
Weighted-average number of basic shares	889.3	939.2	895.6	938.3
Basic income per common share	$0.68	$3.76	$1.76	$8.71
Net income attributable to common stock	$605	$3,555	$1,588	$8,231
Less: Net income allocated to participating securities	(4)	(26)	(10)	(56)
Net income, net of participating securities	$601	$3,529	$1,578	$8,175
Weighted-average number of basic shares	889.3	939.2	895.6	938.3
Dilutive securities	69.5	79.1	71.8	69.2
Dilutive effect of potentially dilutive securities	958.8	1,018.3	967.4	1,007.5
Diluted income per common share	$0.63	$3.47	$1.63	$8.11
For the three and six months ended June 30, 2023 and 2022, there were no Occidental common stock warrants nor options that were excluded from diluted shares.
The following table presents Occidental's common share activity, including its $3.0 billion stock repurchase plan announced in February 2023, exercises of options and warrants, and other transactions in Occidental's common stock in 2023:

Period	Exercise of Warrants and Options (a)	Other (b)	Treasury Stock Purchases	Common Stock Outstanding (c)
December 31, 2022				899,858,944
First Quarter 2023	268,371	3,935,166	(12,511,237)	891,551,244
Second Quarter 2023	205,631	158,473	(7,233,460)	884,681,888
Total 2023	474,002	4,093,639	(19,744,697)	884,681,888
(a)    Approximately $16 million of cash was received as a result of the exercise of common stock warrants and options.
(b)    Consists of issuances from the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.
(c)    As of June 30, 2023, Occidental has 103.8 million outstanding warrants with a strike of $22.00 per share and 83.9 million of warrants with a strike of $59.62 per share.

PREFERRED STOCK REDEMPTION
In connection with the Anadarko Acquisition, Occidental issued 100,000 shares of series A preferred stock, with a face value of $100,000 per share and a liquidation preference of $105,000 per share plus unpaid accrued dividends. Prior to August 2029, a mandatory redemption provision obligates Occidental to redeem preferred stock at a 10% premium to face value on a dollar-for-dollar basis for every dollar distributed to common shareholders (either via common stock dividends or share repurchases) above $4.00 per share, on a trailing 12-month basis. Preferred redemptions can settle between 30 and 60 days from the date Berkshire Hathaway is notified of the redemption obligation and accrued unpaid dividends are paid up to but not including the redemption date. Occidental cannot voluntarily redeem preferred stock before August 2029. After August 2029, Occidental can voluntarily redeem preferred stock at a 5% premium to face value.

Dividends on preferred stock accrue on the face value at a rate per annum of 8%, but will be paid only when, and if, declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. Occidental paid $205 million in preferred stock dividends in the second quarter of 2023.
In the three months ended June 30, 2023, Occidental triggered the redemption of preferred stock with a face value of $522 million, and an additional $52 million premium. Occidental triggered the redemption of preferred stock of $1.3 billion, inclusive of a 10% premium, in the six months ended June 30, 2023. Of this amount, $304 million, inclusive of a 10% premium, was settled in cash subsequent to June 30, 2023 but before the date of this filing. To the extent Occidental's trailing 12-month distributions to common shareholders remain above $4.00 per share, Occidental is required to continue to match any common shareholder distributions with preferred stock redemptions. As of the date of this filing, approximately $8.8 billion face value of preferred stock remains outstanding.
The following table presents preferred stock redemption activity for the six months ended June 30, 2023:

shares of preferred stock
Preferred stock, as of December 31, 2022	100,000
Less: Obligated redemptions	(6,468)
Preferred stock, as of March 31, 2023	93,532
Less: Obligated redemptions	(5,220)
Preferred stock, as of June 30, 2023	88,312

The carrying value of preferred stock is less than the face value. The difference between carrying value and face value, along with the redemption premium, reduces net income available to common stockholders. The following presents the components of preferred stock dividends and redemptions:

millions	Three months ended June 30, 2023	Six months ended June 30, 2023
Preferred dividends	$190	$390
Redemption premium	52	117
Redemption value in excess of carrying value	13	28
Preferred dividend and redemption premiums	$255	$535

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended June 30, 2023
Net sales	$4,941	$1,375	$616	$(230)	$6,702
Income (loss) before income taxes	$1,059	$436	$(30)	$(138)	$1,327
Income tax expense	—	—	—	(467)	(467)
Net income (loss)	$1,059	$436	$(30)	$(605)	$860

Three months ended June 30, 2022
Net sales	$7,696	$1,909	$1,474	$(403)	$10,676
Income (loss) before income taxes	$4,094	$800	$264	$(172)	$4,986
Income tax expense	—	—	—	(1,231)	(1,231)
Net income (loss)	$4,094	$800	$264	$(1,403)	$3,755

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Six months ended June 30, 2023
Net sales	$10,266	$2,780	$1,367	$(486)	$13,927
Income (loss) before income taxes	$2,699	$908	$(28)	$(518)	$3,061
Income tax expense	—	—	—	(938)	(938)
Net income (loss)	$2,699	$908	$(28)	$(1,456)	$2,123

Six months ended June 30, 2022
Net sales	$13,771	$3,593	$2,356	$(695)	$19,025
Income (loss) before income taxes	$6,992	$1,471	$214	$(608)	$8,069
Income tax benefit	—	—	—	562	562
Net income (loss)	$6,992	$1,471	$214	$(46)	$8,631
(a)    The three and six months ended June 30, 2023 included a $180 million impairment related to undeveloped acreage in the northern non-core area of the Powder River Basin and $29 million impairment related to an equity method investment in the Black Butte Coal Company. The six months ended June 30, 2023 also included a $26 million litigation settlement gain. The six months ended June 30, 2022 included $147 million of gains, primarily related to the sale of certain non-strategic assets in the Permian Basin.
(b)    The three and six months ended June 30, 2023 included $48 million and $40 million of net derivative mark-to-market gains, respectively. The three and six months ended June 30, 2022 included $96 million and $102 million of net derivative mark-to-market gains and losses, respectively.
(c)    The three and six months ended June 30, 2023 included a $68 million deferred tax charge related to the Algeria contract renewal and a $260 million gain related to a Maxus environmental reserve adjustment, see Note 8 - Lawsuits, Claims, Commitments and Contingencies for further information. The three months ended June 30, 2022 included a $179 million gain on early debt extinguishment and a $127 million gain on interest rate swaps. The six months ended June 30, 2022 included a non-cash tax benefit of $2.6 billion in connection with Occidental's legal entity reorganization, which is further discussed in the Income Taxes section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Form 10-Q, as well as a $262 million gain on interest rate swaps and a $161 million gain on early debt extinguishment.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue or other financial items or future financial position or sources of financing; any statements of the plans, strategies and objectives of management for future operations or business strategy; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” "commit," "advance," “likely” or similar expressions that convey the prospective nature of events or outcomes are generally indicative of forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report unless an earlier date is specified. Unless legally required, Occidental does not undertake any obligation to update, modify or withdraw any forward-looking statements as a result of new information, future events or otherwise.
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rulemaking. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; the scope and duration of global or regional health pandemics or epidemics, including COVID-19, and actions taken by governmental authorities and other third parties in connection therewith; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; governmental actions, war (including the Russia-Ukraine war) and political conditions and events; health, safety and environmental (HSE) risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2022 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the six months ended June 30, 2023 was $74.98, compared to $101.35 for the six months ended June 30, 2022. Oil prices decreased in the first six months of 2023 as inflation and economic concerns signaled a potential decrease in energy demand, despite the ongoing global impact of the Russia-Ukraine war. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, evolving macro-economic environment that impacts energy demand, future actions by OPEC and non-OPEC oil producing countries and the Biden Administration's management of the U.S. Strategic Petroleum Reserve.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, proactive contract management and working closely with vendors to secure the supply of critical materials. As of June 30, 2023, substantially all of Occidental's outstanding debt is fixed rate.

2023 PRIORITIES
Occidental’s capital and operational priorities for 2023 are intended to maximize cash flow through focused investments in short and medium-cycle projects intended to enhance current year and future cash flows. Occidental intends to utilize future operating cash flows to:

■preserve and enhance its existing asset base with investments in its core cash-generative oil and gas and chemical businesses as well as its emerging low-carbon businesses with a focus on its net-zero pathway;
■continue its shareholder return framework in the form of a sustainable and growing common share dividend and an active share buyback plan, driving partial redemptions of preferred stock and further improving Occidental's financial position; and
■continue to opportunistically reduce financial leverage.

During the first six months of 2023, Occidental generated cash flow from operations of $5.9 billion and incurred capital expenditures of $3.1 billion.

DEBT RATINGS
As of June 30, 2023, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Occidental's credit rating was upgraded to investment grade by Moody's Investors Service in March 2023 and by Fitch Ratings in May 2023. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments. Occidental has no remaining debt maturities in 2023, and has $1.1 billion of debt maturities due in the third quarter of 2024.

SHAREHOLDER RETURNS
During the six months ended June 30, 2023, Occidental declared dividends to common shareholders of $325 million or $0.36 per share and repurchased 19.7 million common shares at an average price of $59.61 per share under the stock repurchase plan announced in February 2023.
In the three months ended June 30, 2023, Occidental triggered the redemption of preferred stock with a face value of $522 million, and an additional $52 million premium. Occidental triggered the redemption of preferred stock of $1.3 billion, inclusive of a 10% premium, in the six months ended June 30, 2023. Of this amount, $304 million, inclusive of a 10% premium, was settled in cash subsequent to June 30, 2023 but before the date of this filing. To the extent Occidental's trailing 12-month distributions to common shareholders remain above $4.00 per share, Occidental is required to continue to match any common shareholder distributions with preferred stock redemptions. As of the date of this filing, approximately $8.8 billion face value of preferred stock remains outstanding.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

Occidental’s operations and cash flows can vary significantly based on changes in oil, NGL and natural gas prices and the prices it receives for its chemical products. Such changes in prices could result in adjustments in capital investment levels and how such capital is allocated, which could impact production volumes. Significant changes have occurred in the macro-economic environment over the previous year, which have impacted energy demand leading to decreases in commodity prices and chemical product pricing, and correspondingly Occidental's results of operations and cash flows. Occidental's results of operations and cash flows are primarily driven by these macro-economic effects. Seasonality is not a primary driver of changes in Occidental's consolidated quarterly earnings during the year.

The following table sets forth earnings of each operating segment and corporate items:

millions	Three months ended June 30, 2023	% Change	Three months ended March 31, 2023
Net income
Oil and gas (a)	$1,059	(35)%	$1,640
Chemical	436	(8)%	472
Midstream and marketing (a)	(30)	(1,600)%	2
Total	1,465	(31)%	2,114
Unallocated Corporate Items (a)
Interest expense, net	(230)	3%	(238)
Income tax expense	(467)	1%	(471)
Other items, net	92	165%	(142)
Net income	$860	(32)%	$1,263
Less: Preferred stock dividends and redemption premiums	$(255)	9%	$(280)
Net income attributable to common stockholders	$605	(38)%	$983

Net income per share attributable to common stockholders - diluted	$0.63	(37)%	$1.00
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

millions	Six months ended June 30, 2023	% Change	Six months ended June 30, 2022
Net income
Oil and gas (a)	$2,699	(61)%	$6,992
Chemical	908	(38)%	1,471
Midstream and marketing (a)	(28)	(113)%	214
Total	3,579	(59)%	8,677
Unallocated Corporate Items (a)
Interest expense, net	(468)	4%	(485)
Income tax expense	(938)	(267)%	562
Other items, net	(50)	59%	(123)
Net income	$2,123	(75)%	$8,631
Less: Preferred stock dividends and redemption premiums	$(535)	(34)%	$(400)
Net income attributable to common stockholders	$1,588	(81)%	$8,231

Net income per share attributable to common stockholders - diluted	$1.63	(80)%	$8.11
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Six months ended
millions	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Oil and gas
Asset impairments - domestic	$(209)	$—	$(209)	$—
Asset sales gains, net - domestic	—	—	—	137
Legal settlement gain	—	26	26	—
Asset sales gains, net - international	—	—	—	10
Total oil and gas	(209)	26	(183)	147

Midstream and marketing
Asset impairments (a)	—	(26)	(26)	—
Derivative gains (losses), net	48	(8)	40	(102)
Total midstream and marketing	48	(34)	14	(102)

Corporate
Anadarko acquisition-related costs	—	—	—	(78)
Interest rate swap gains, net	—	—	—	262
Maxus receivable valuation allowance adjustment	260	—	260	(22)
Early debt extinguishment	—	—	—	161
Total corporate	260	—	260	323

Income tax impact of legal entity reorganization	—	—	—	2,594
Exploration license expiration tax benefit	—	—	—	13
State tax rate revaluation	—	—	—	(29)
Deferred taxes on Algeria contract renewal	(68)	—	(68)	—
Income taxes	(22)	2	(20)	(82)
Income (loss)	9	(6)	3	2,864
Preferred redemption premiums	(65)	(80)	(145)	—
Total	$(56)	$(86)	$(142)	$2,864
(a)    Included in Income from equity investments and other in the Consolidated Condensed Statement of Operations.

Q2 2023 compared to Q1 2023
Excluding items affecting comparability, the decrease in net income for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, was primarily due to lower domestic natural gas and NGL commodity prices and lower domestic crude oil volumes, partially offset by higher international sales volumes in the oil and gas segment.

YTD 2023 compared to YTD 2022
Excluding items affecting comparability, the decrease in net income for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to lower worldwide crude oil, domestic NGL and domestic natural gas commodity prices in the oil and gas segment and lower realized PVC prices and lower demand across most product lines in the chemicals segment, partially offset by higher worldwide sales volumes in the oil and gas segment and lower ethylene and energy costs in the chemical segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

	Three months ended		Six months ended
millions	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net sales	$6,702	$7,225	$13,927	$19,025
Interest, dividends and other income	$28	$29	$57	$85
Gain on sale of assets, net	$1	$4	$5	$158
Oil and gas operating expense	$1,130	$1,081	$2,211	$1,869
Transportation and gathering expense	$375	$384	$759	$711
Chemical and midstream cost of sales	$791	$745	$1,536	$1,653
Purchased commodities	$490	$498	$988	$1,842
Selling, general and administrative expenses	$277	$241	$518	$440
Other operating and non-operating expense	$10	$308	$318	$590
Taxes other than on income	$266	$306	$572	$761
Depreciation, depletion and amortization	$1,709	$1,721	$3,430	$3,371
Asset impairments and other charges	$209	$—	$209	$—
Anadarko acquisition-related costs	$—	$—	$—	$78
Exploration expense	$102	$102	$204	$51
Interest and debt expense, net	$230	$238	$468	$485
Gains on interest rate swaps, net	$—	$—	$—	$262
Income from equity investments and other	$185	$100	$285	$390
Income tax benefit (expense)	$(467)	$(471)	$(938)	$562
Q2 2023 compared to Q1 2023
Net sales decreased for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily due to lower domestic natural gas and NGL commodity prices and lower domestic crude oil volumes, partially offset by higher international sales volumes in the oil and gas segment.
Other operating and non-operating expense decreased for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, due to the $260 million remeasurement of the valuation allowance for the Maxus Liquidating Trust. See Note 8 - Lawsuits, Claims, Commitments and Contingencies for further information.
Asset impairments and other charges for the three months ended June 30, 2023 included a $180 million impairment of undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has determined not to pursue future exploration and appraisal activities and a $29 million impairment related to an equity method investment in the Black Butte Coal Company.
YTD 2023 compared to YTD 2022
Net sales decreased for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to lower worldwide crude oil and domestic NGL and natural gas commodity prices in the oil and gas segment, as well as lower realized PVC prices and sales volumes across most products in the chemical segment, partially offset by higher domestic sales volumes in the oil and gas segment.
Oil and gas operating expense increased for the six months ended June 30, 2023, compared to the same period in 2022, primarily as a result of higher domestic workover and maintenance activity.
Purchased commodities decreased for the six months ended June 30, 2023, compared to the same period in 2022, due to lower prices on third-party crude purchases related to the midstream and marketing segment.
Other operating and non-operating expense decreased for the six months ended June 30, 2023, compared to same period in 2022, due to the $260 million remeasurement of the valuation allowance for the Maxus Liquidating Trust. See Note 8 - Lawsuits, Claims, Commitments and Contingencies for further information.
Asset impairments and other charges for the six months ended June 30, 2023 included a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin and a $29 million impairment related to an equity method investment in the Black Butte Coal Company.
The income tax expense for the six months ended June 30, 2023, compared to a benefit for the same period in 2022, resulted primarily from the tax benefit in 2022 associated with Occidental's legal entity reorganization. See Income Taxes section for further discussion.

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

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Six months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Sales Volumes per Day
Oil (Mbbl)
United States	521	551	535	489
International	112	103	108	109
NGL (Mbbl)
United States	251	243	247	217
International	35	28	32	29
Natural Gas (MMcf)
United States	1,310	1,319	1,317	1,204
International	507	414	458	403
Total Sales Volumes (Mboe) (a)	1,222	1,214	1,218	1,112
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended		Six months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Average Realized Prices
Oil ($/Bbl)
United States	$72.70	$73.63	$73.17	$101.08
International	$77.76	$77.42	$77.60	$95.75
Total Worldwide	$73.59	$74.22	$73.91	$100.10
NGL ($/Bbl)
United States	$17.80	$23.39	$20.53	$41.74
International	$28.45	$32.98	$30.50	$34.32
Total Worldwide	$19.08	$24.41	$21.67	$40.90
Natural Gas ($/Mcf)
United States	$1.36	$3.01	$2.18	$5.20
International	$1.88	$1.95	$1.91	$1.87
Total Worldwide	$1.50	$2.76	$2.11	$4.37

Average Index Prices
WTI oil ($/Bbl)	$73.83	$76.13	$74.98	$101.35
Brent oil ($/Bbl)	$78.02	$82.20	$80.11	$104.53
NYMEX gas ($/Mcf)	$2.30	$3.88	$3.09	$5.39

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	100%	97%	99%	99%
Worldwide oil as a percentage of average Brent	94%	90%	92%	96%
Worldwide NGL as a percentage of average WTI	26%	32%	29%	40%
Domestic natural gas as a percentage of average NYMEX	59%	78%	71%	96%

Significant Activity
For the three and six months ended June 30, 2023, Occidental recorded a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has determined not to pursue future exploration and appraisal activities and a $29 million impairment related to an equity method investment in the Black Butte Coal Company.
Occidental's extension of its production sharing contract in Algeria became effective in the second quarter of 2023, resulting in a deferred tax charge of $68 million. This charge is included in the table "Items affecting comparability" above.

Q2 2023 compared to Q1 2023
Oil and gas segment income was $1.1 billion for the three months ended June 30, 2023, compared with segment income of $1.6 billion for the three months ended March 31, 2023. Excluding the impact of items affecting comparability, oil and gas segment results for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, reflected lower domestic NGL and natural gas commodity prices and lower domestic crude oil volumes, partially offset by higher international sales volumes.
The increase in average daily sales volumes of 8 Mboe/d for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily reflected the completion of the Al Hosn Gas expansion project, partially offset by downtime for maintenance in the Gulf of Mexico.

YTD 2023 compared to YTD 2022
Oil and gas segment income was $2.7 billion for the six months ended June 30, 2023, compared with segment income of $7.0 billion for the six months ended June 30, 2022. Excluding the impact of items affecting comparability, oil and gas segment results for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, reflected lower worldwide crude oil, domestic NGL and domestic natural gas commodity prices, partially offset by higher domestic sales volumes.
The increase in average daily sales volumes of 106 Mboe/d for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily reflected increased activity in the Permian Basin and Gulf of Mexico and the prior year planned shutdown at Al Hosn Gas to allow for tie-in work for the expansion project.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three Months Ended March 31, 2023	Price Realizations	Net Sales Volumes	Three Months Ended June 30, 2023 (b)
United States Revenue
Oil	$3,650	$(47)	$(157)	$3,446
NGL	460	(131)	23	352
Natural gas	355	(197)	3	161
Total	$4,465	$(375)	$(131)	$3,959
International Revenue
Oil (a)	$718	$6	$71	$795
NGL	85	(7)	12	90
Natural gas	72	—	15	87
Total	$875	$(1)	$98	$972

		Increase (Decrease) Related to
millions	Six Months Ended June 30, 2022 (b)	Price Realizations	Net Sales Volumes	Six Months Ended June 30, 2023 (b)
United States Revenue
Oil	$8,942	$(2,720)	$874	$7,096
NGL	1,481	(860)	191	812
Natural gas	1,130	(714)	100	516
Total	$11,553	$(4,294)	$1,165	$8,424
International Revenue
Oil (a)	$1,897	$(314)	$(70)	$1,513
NGL	175	(24)	24	175
Natural gas	137	4	18	159
Total	$2,209	$(334)	$(28)	$1,847
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT
Q2 2023 compared to Q1 2023
Chemical segment earnings for the three months ended June 30, 2023 were $436 million, compared to $472 million for the three months ended March 31, 2023. The decrease in segment earnings was driven primarily by lower realized caustic soda and PVC pricing, partially offset by higher sales volumes for caustic soda as well as lower ethylene and energy costs.

YTD 2023 compared to YTD 2022
Chemical segment earnings for the six months ended June 30, 2023 were $908 million, compared to $1.5 billion for the six months ended June 30, 2022. The decrease in segment earnings was driven primarily by lower realized PVC pricing as well as lower sales volumes due to decreased demand across most product lines, partially offset by lower ethylene and energy cost.

MIDSTREAM AND MARKETING SEGMENT
Q2 2023 compared to Q1 2023
Midstream and marketing segment losses for the three months ended June 30, 2023 were $30 million, compared to segment earnings of $2 million for the three months ended March 31, 2023. Excluding the impact of items affecting comparability, the decrease in midstream and marketing second quarter results reflected higher gas margins due to the winter weather impact in the first quarter in comparison to the second quarter, and the timing impact of crude oil sales.

YTD 2023 compared to YTD 2022
Midstream and marketing segment losses for the six months ended June 30, 2023 were $28 million, compared with segment earnings of $214 million for the six months ended June 30, 2022. Excluding the impact of items affecting comparability, the decrease in midstream and marketing segment results was primarily driven by the timing impact of crude oil sales in the marketing business, lower sulfur prices at Al Hosn Gas, lower equity method investment income from WES, lower NGL prices impacting domestic gas plants, and increased activities in the low carbon ventures businesses, partially offset by favorable gas margins from the optimization of gas transportation capacities in the marketing business and higher volumes from Al Hosn Gas.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended		Six months ended
millions, except percentages	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Income before income taxes	$1,327	$1,734	$3,061	$8,069
Income tax benefit (expense)
Domestic - federal and state	(203)	(300)	(503)	1,121
International	(264)	(171)	(435)	(559)
Total income tax benefit (expense)	(467)	(471)	(938)	562
Net income	$860	$1,263	$2,123	$8,631
Worldwide effective tax rate	35%	27%	31%	(7)%

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
The 35%, 27%, and 31% worldwide effective tax rates for the three months ended June 30, 2023, three months ended March 31, 2023, and six months ended June 30, 2023, respectively, are primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. These effective rates differ from the negative 7% tax rate for income from continuing operations for the six months ended June 30, 2022, which was impacted by a tax benefit associated with Occidental's legal entity reorganization as described above.
See Note 6 - Income Taxes in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding Occidental’s income taxes and legal entity reorganization in 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, Occidental had approximately $0.5 billion of cash and cash equivalents on hand. Through the date of this filing, Occidental has drawn no amounts under its RCF, which has $4.0 billion of borrowing capacity and matures in June 2025.
Operating cash flow was $5.9 billion for the six months ended June 30, 2023, compared to $8.6 billion for the six months ended June 30, 2022. The decrease in operating cash flow from continuing operations was primarily due to lower commodity prices as compared to the same period in 2022.
Occidental’s net cash used by investing activities was $3.5 billion for the six months ended June 30, 2023, compared to $2.0 billion for the six months ended June 30, 2022. Capital expenditures, of which the majority were for the oil and gas segment, were approximately $3.1 billion for the six months ended June 30, 2023, compared to $1.8 billion for the six months ended June 30, 2022.
Occidental’s net cash used by financing activities was $2.9 billion for the six months ended June 30, 2023, compared to $8.0 billion for the six months ended June 30, 2022. Cash used by financing activities for the six months ended June 30, 2023 reflected treasury share repurchases of $1.2 billion, preferred stock redemptions of $982 million and dividend payments of $688 million on preferred and common stock. Cash used by financing activities for the six months ended June 30, 2022 reflected repayments of debt of $7.1 billion, dividend payments of $539 million on preferred and common stock, and treasury share repurchases of $568 million. As of June 30, 2023, Occidental had $1.8 billion remaining of the $3.0 billion share repurchase program that was announced in February 2023. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time.
Occidental’s Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2023, which, if put in whole, would require a payment of approximately $344 million at such date. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF and other committed facilities to satisfy the put should it be exercised.
As of June 30, 2023, and through the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental has no remaining debt maturities in 2023, $1.1 billion in 2024, $1.2 billion in 2025, $1.4 billion in 2026 and $14.2 billion thereafter. Occidental currently expects its cash on hand and funds available from the RCF and other committed facilities to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures, preferred stock redemptions and other obligations for the next 12 months from the date of this filing.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of June 30, 2023, Occidental had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2022 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended June 30, 2023, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2022 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2023.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party and potential monetary sanctions are involved. There are no new material legal proceedings or material developments with respect to matters previously disclosed in Part I, Item 3 of Occidental’s 2022 Form 10-K for the year ended December 31, 2022 and in Part II, Item 1 of Occidental’s Form 10-Q for the quarterly period ended March 31, 2023. For information regarding legal proceedings, see Note 8 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s 2022 Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the six months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions) (b)
First Quarter 2023	12,511,237	$60.09	12,511,237
April 1-30, 2023	—		—
May 1-31, 2023	5,967,740	$58.66	5,967,740
June 1-30, 2023	1,265,720	$59.27	1,265,720
Second Quarter 2023	7,233,460	$58.77	7,233,460
Total 2023	19,744,697	$59.61	19,744,697	$1,823
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

Item 5. Other Information

At Occidental’s 2023 Annual Meeting of Shareholders held on May 5, 2023, Occidental’s shareholders voted on, among other matters, a proposal regarding the frequency of future advisory votes on named executive officer compensation. As previously reported, Occidental’s Board of Directors views an annual advisory vote on named executive officer compensation as the most appropriate option for Occidental and its shareholders, and 98.26% of the votes cast on the frequency proposal supported the Board of Directors’ recommendation. Accordingly, Occidental will hold future advisory votes on named executive officer compensation every year until the next advisory vote on the frequency of such votes, which, per applicable law, will occur no later than Occidental’s Annual Meeting of Shareholders in 2029.
During the three months ended June 30, 2023, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

OCCIDENTAL PETROLEUM CORPORATION

August 2, 2023	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller