Form 10-Q
period 2023-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2023-11-07
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2023
Common Stock, $0.20 par value	880,370,837

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
DASS	Diamond Alkali Superfund Site
District Court	Federal District Court in the State of New Jersey
DSCC	Diamond Shamrock Chemicals Company
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OEPC	Occidental Exploration and Production Company
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OU4 UAO	Operable Unit 4 Unilateral Administrative Order
OxyChem	Occidental Chemical Corporation
PVC	polyvinyl chloride
RCF	revolving credit facility
Repsol	Repsol, S.A.
ROD	Record of Decision
Trust	Maxus Liquidating Trust
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
YPF	YPF S.A.
Zero Coupons	Zero Coupon senior notes due 2036
2022 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2022, including any amendments thereto

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	September 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$611	$984
Trade receivables, net of reserves of $24 in 2023 and $37 in 2022	3,674	4,281
Inventories	1,975	2,059
Other current assets	2,006	1,562
Total current assets	8,266	8,886

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,320	3,176

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	107,888	104,487
Chemical	8,049	7,808
Midstream and marketing	7,993	7,550
Corporate	1,011	889
Gross property, plant and equipment	124,941	120,734
Accumulated depreciation, depletion and amortization	(66,671)	(62,350)
Net property, plant and equipment	58,270	58,384

OPERATING LEASE ASSETS	854	903

LONG-TERM RECEIVABLES AND OTHER ASSETS, NET	1,117	1,260

TOTAL ASSETS	$71,827	$72,609

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	September 30, 2023	December 31, 2022

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$1,224	$165
Current operating lease liabilities	312	273
Accounts payable	3,908	4,029
Accrued liabilities	3,497	3,290
Total current liabilities	8,941	7,757

LONG-TERM DEBT, NET (b)	18,597	19,670

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,666	5,512
Asset retirement obligations	3,636	3,636
Pension and postretirement obligations	910	1,055
Environmental remediation liabilities	860	905
Operating lease liabilities	577	657
Other	3,328	3,332
Total deferred credits and other liabilities	14,977	15,097

STOCKHOLDERS' EQUITY
Preferred stock, at $1.00 per share par value: 2023 — 84,897 shares and 2022 —100,000 shares(c)	8,287	9,762
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2023 — 1,105,568,314 shares and 2022 — 1,098,512,626 shares	221	220
Treasury stock: 2023 — 227,866,830 shares and 2022 — 198,653,682 shares	(15,573)	(13,772)
Additional paid-in capital	17,326	17,181
Retained earnings	18,758	16,499
Accumulated other comprehensive income	293	195
Total stockholders' equity	29,312	30,085
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,827	$72,609
(a)    Included $169 million and $143 million of current finance lease liabilities as of September 30, 2023 and December 31, 2022, respectively.
(b)    Included $593 million and $546 million of finance lease liabilities as of September 30, 2023 and December 31, 2022, respectively.
(c)    See Note 9 - Earnings Per Share and Stockholders' Equity in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions, except per-share amounts	2023	2022	2023	2022

REVENUES AND OTHER INCOME
Net sales	$7,158	$9,390	$21,085	$28,415
Interest, dividends and other income	50	37	107	122
Gains on sales of assets, net	192	74	197	232
Total	7,400	9,501	21,389	28,769

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,189	1,056	3,400	2,925
Transportation and gathering expense	363	378	1,122	1,089
Chemical and midstream cost of sales	682	835	2,218	2,488
Purchased commodities	520	785	1,508	2,627
Selling, general and administrative expenses	258	247	776	687
Other operating and non-operating expense	328	319	646	909
Taxes other than on income	290	427	862	1,188
Depreciation, depletion and amortization	1,712	1,736	5,142	5,107
Asset impairments and other charges	—	—	209	—
Anadarko acquisition-related costs	—	4	—	82
Exploration expense	125	47	329	98
Interest and debt expense, net	230	285	698	770
Total	5,697	6,119	16,910	17,970

Income before income taxes and other items	1,703	3,382	4,479	10,799

OTHER ITEMS
Gains on interest rate swaps, net	—	70	—	332
Income from equity investments and other	106	196	391	586
Total	106	266	391	918

Income before income taxes	1,809	3,648	4,870	11,717
Income tax expense	(434)	(902)	(1,372)	(340)
NET INCOME	1,375	2,746	3,498	11,377
Less: Preferred stock dividends and redemption premiums	(219)	(200)	(754)	(600)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,156	$2,546	$2,744	$10,777

PER COMMON SHARE
Net income attributable to common stockholders—basic	$1.30	$2.74	$3.06	$11.47
Net income attributable to common stockholders—diluted	$1.20	$2.52	$2.83	$10.64

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions	2023	2022	2023	2022

Net income	$1,375	$2,746	$3,498	$11,377
Other comprehensive income (loss) items:
Gains on derivatives (a)	1	1	59	65
Pension and postretirement gains (b)	46	48	39	57
Other	(1)	(1)	—	(1)
Other comprehensive income, net of tax	46	48	98	121
Comprehensive income attributable to preferred and common stockholders	$1,421	$2,794	$3,596	$11,498
(a)     Net of tax expense of zero for the three months ended September 30, 2023 and 2022, and zero and $18 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)     Net of tax expense of $12 million and $13 million for the three months ended September 30, 2023 and 2022, respectively, and $10 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Nine months ended September 30,
millions	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,498	$11,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization of assets	5,142	5,107
Deferred income tax provision (benefit)	148	(1,765)
Asset impairments and other charges	209	—
Gains on sales of assets, net	(197)	(232)
Noncash charges (benefit) to income and other	343	(461)
Changes in operating assets and liabilities:
Decrease in receivables	609	138
Increase in inventories	(44)	(96)
Increase in other current assets	(367)	(313)
Decrease in accounts payable and accrued liabilities	(583)	(815)
Increase (decrease) in current domestic and foreign income taxes	311	(105)
Net cash provided by operating activities	9,069	12,835

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,726)	(2,977)
Change in capital accrual	(48)	2
Purchases of businesses and assets, net	(220)	(466)
Proceeds from sales of assets, net	405	562
Equity investments and other, net	(422)	(95)
Net cash used by investing activities	(5,011)	(2,974)

CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	900	400
Payment of receivables securitization facility	(900)	(400)
Payments of long-term debt, net	(22)	(8,325)
Proceeds from issuance of common stock	92	291
Redemption of preferred stock	(1,661)	—
Purchases of treasury stock	(1,611)	(2,467)
Cash dividends paid on common and preferred stock	(1,035)	(863)
Financing portion of net cash received for derivative instruments	—	61
Other financing, net	(198)	(82)
Net cash used by financing activities	(4,435)	(11,385)

Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(377)	(1,524)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	1,026	2,803
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$649	$1,279

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of June 30, 2022	$9,762	$218	$(11,391)	$16,914	$12,462	$(135)	$27,830
Net income	—	—	—	—	2,746	—	2,746
Other comprehensive income, net of tax	—	—	—	—	—	48	48
Dividends on common stock, $0.13 per share	—	—	—	—	(120)	—	(120)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Shareholder warrants exercised	—	1	—	162	—	—	163
Options exercised	—	—	—	10	—	—	10
Issuance of common stock and other, net of cancellations	—	1	—	43	—	—	44
Purchases of treasury stock	—	—	(1,801)	—	—	—	(1,801)
Balance as of September 30, 2022	$9,762	$220	$(13,192)	$17,129	$14,888	$(87)	$28,720

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of June 30, 2023	$8,621	$221	$(14,958)	$17,218	$17,762	$247	$29,111
Net income	—	—	—	—	1,375	—	1,375
Other comprehensive income, net of tax	—	—	—	—	—	46	46
Dividends on common stock, $0.18 per share	—	—	—	—	(160)	—	(160)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(177)	—	(177)
Preferred stock redemption - face value	(342)	—	—	—	—	—	(342)
Preferred stock redemption - premium	—	—	—	—	(34)	—	(34)
Preferred stock redemption value in excess of carrying value	8	—	—	—	(8)	—	—
Shareholder warrants exercised	—	—	—	54	—	—	54
Issuance of common stock and other, net of cancellations	—	—	—	54	—	—	54
Purchases of treasury stock	—	—	(615)	—	—	—	(615)
Balance as of September 30, 2023	$8,287	$221	$(15,573)	$17,326	$18,758	$293	$29,312
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$20,327
Net income	—	—	—	—	11,377	—	11,377
Other comprehensive income, net of tax	—	—	—	—	—	121	121
Dividends on common stock, $0.39 per share	—	—	—	—	(369)	—	(369)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(600)	—	(600)
Shareholder warrants exercised	—	2	—	251	—	—	253
Options exercised	—	—	—	27	—	—	27
Issuance of common stock and other, net of cancellations	—	1	—	102	—	—	103
Purchases of treasury stock	—	—	(2,519)	—	—	—	(2,519)
Balance as of September 30, 2022	$9,762	$220	$(13,192)	$17,129	$14,888	$(87)	$28,720

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$30,085
Net income	—	—	—	—	3,498	—	3,498
Other comprehensive income, net of tax	—	—	—	—	—	98	98
Dividends on common stock, $0.54 per share	—	—	—	—	(485)	—	(485)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(567)	—	(567)
Preferred stock redemption - face value	(1,511)	—	—	—	—	—	(1,511)
Preferred stock redemption - premium	—	—	—	—	(151)	—	(151)
Preferred stock redemption value in excess of carrying value	36	—	—	—	(36)	—	—
Shareholder warrants exercised	—	—	—	57	—	—	57
Options exercised	—	—	—	13	—	—	13
Issuance of common stock and other, net of cancellations	—	1	—	75	—	—	76
Purchases of treasury stock	—	—	(1,801)	—	—	—	(1,801)
Balance as of September 30, 2023	$8,287	$221	$(15,573)	$17,326	$18,758	$293	$29,312
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the nine months ended September 30, 2023 and 2022 and Occidental’s financial position as of September 30, 2023 and December 31, 2022. The income and cash flows for the periods ended September 30, 2023 and 2022 are not necessarily indicative of the income or cash flows to be expected for the full year.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balances for the periods presented include investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of September 30, 2023 and 2022:

millions	2023	2022
Cash and cash equivalents	$611	$1,233
Restricted cash and restricted cash equivalents included in other current assets	22	31
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	16	15
Cash, cash equivalents, restricted cash and restricted cash equivalents	$649	$1,279

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic, state and international income taxes paid, tax refunds received and interest paid during the nine months ended September 30, 2023 and 2022, respectively:

millions	2023	2022
Income tax payments	$806	$1,885
Income tax refunds received	$12	$89
Interest paid (a)	$906	$1,236
(a)    Net of capitalized interest of $69 million and $50 million for the nine months ended September 30, 2023 and 2022, respectively.

WES INVESTMENT
As of September 30, 2023, Occidental owned all of the 2.3% non-voting general partner interest and 48.8% of the limited partner units in WES. On a combined basis, with its 2% non-voting limited partner interest in WES Operating, Occidental's total effective economic interest in WES and its subsidiaries was 51.0%. In September 2023, WES purchased 5.1 million of its limited partner units from Occidental at a price of $25.00 per unit, resulting in a gain on sale of $51 million for Occidental.

IMPAIRMENT
Occidental did not record any impairments for the three months ended September 30, 2023. For the nine months ended September 30, 2023, Occidental recorded a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has decided not to pursue future exploration and appraisal activities. Impairment expense for the nine months ended September 30, 2023 also included a $29 million impairment related to an equity method investment in Black Butte Coal Company.

ACQUISITIONS AND DIVESTITURES
In September 2023, Occidental sold certain non-core proved and unproved properties in the Permian Basin for $202 million and recorded a gain on sale of assets of $142 million.

SUBSEQUENT EVENTS
In November 2023, Occidental entered into a joint venture agreement with BlackRock, through a fund managed by its Diversified Infrastructure business, for the development of Occidental’s first large-scale Direct Air Capture plant in Ector County, Texas. The agreement provides $550 million of committed investment from BlackRock's fund.
In August 2023, Occidental entered into an agreement with Carbon Engineering Ltd., its equity method investee, to purchase the remaining 67.83% interest not already owned by Occidental or its affiliates for total cash consideration of approximately $1.1 billion, resulting in Carbon Engineering becoming a wholly owned subsidiary of Occidental. The purchase price will be made in three approximately equal annual payments, with the first payment to be made at closing. This transaction closed on November 3, 2023, and Occidental made the first payment of $355 million. The remaining two payments will be paid on the first and second anniversaries of closing. With this purchase Occidental intends to accelerate technological innovation and cost reductions in Carbon Engineering's direct-air-capture technology. The transaction qualifies as a business combination and will be accounted for using the acquisition method of accounting. Occidental's purchase price allocation is currently in process and as such was incomplete as of the issuance of these unaudited Consolidated Condensed Financial Statements.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of September 30, 2023, trade receivables, net of $3.7 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
millions	2023	2022	2023	2022

Revenue from customers	$7,271	$9,359	$20,987	$27,923
All other revenues (a)	(113)	31	98	492
Net sales	$7,158	$9,390	$21,085	$28,415
(a)    Includes net marketing derivatives and chemical exchange contracts.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended September 30, 2023
Oil and gas
Oil	$3,997	$742	$—	$4,739
NGL	419	91	—	510
Gas	221	87	—	308
Other	37	—	—	37
Segment total	$4,674	$920	$—	$5,594
Chemical	$1,234	$74	$—	$1,308
Midstream and marketing	$563	$103	$—	$666
Eliminations	$—	$—	$(297)	$(297)
Consolidated	$6,471	$1,097	$(297)	$7,271

millions	United States	International	Eliminations	Total

Three months ended September 30, 2022
Oil and gas
Oil	$4,369	$1,061	$—	$5,430
NGL	658	127	—	785
Gas	786	88	—	874
Other	8	1	—	9
Segment total	$5,821	$1,277	$—	$7,098
Chemical	$1,572	$102	$—	$1,674
Midstream and marketing	$859	$132	$—	$991
Eliminations	$—	$—	$(404)	$(404)
Consolidated	$8,252	$1,511	$(404)	$9,359

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2023
Oil and gas
Oil	$11,093	$2,255	$—	$13,348
NGL	1,231	266	—	1,497
Gas	737	246	—	983
Other	31	1	—	32
Segment total	$13,092	$2,768	$—	$15,860
Chemical	$3,834	$250	$—	$4,084
Midstream and marketing	$1,524	$302	$—	$1,826
Eliminations	$—	$—	$(783)	$(783)
Consolidated	$18,450	$3,320	$(783)	$20,987

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2022
Oil and gas
Oil	$13,311	$2,958	$—	$16,269
NGL	2,139	302	—	2,441
Gas	1,916	225	—	2,141
Other	15	3	—	18
Segment total	$17,381	$3,488	$—	$20,869
Chemical	$4,984	$281	$—	$5,265
Midstream and marketing	$2,410	$478	$—	$2,888
Eliminations	$—	$—	$(1,099)	$(1,099)
Consolidated	$24,775	$4,247	$(1,099)	$27,923

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. As of September 30, 2023 and December 31, 2022, inventories consisted of the following:

millions	September 30, 2023	December 31, 2022

Raw materials	$85	$120
Materials and supplies	895	913
Commodity inventory and finished goods	1,116	1,147
	2,096	2,180
Revaluation to LIFO	(121)	(121)
Total	$1,975	$2,059

NOTE 4 - LONG-TERM DEBT

As of September 30, 2023 and December 31, 2022, Occidental’s debt consisted of the following:

millions	September 30, 2023	December 31, 2022
8.750% medium-term notes due 2023	$—	$22
2.900% senior notes due 2024	654	654
6.950% senior notes due 2024	291	291
3.450% senior notes due 2024	111	111
5.875% senior notes due 2025	606	606
3.500% senior notes due 2025	137	137
5.500% senior notes due 2025	465	465
5.550% senior notes due 2026	870	870
3.200% senior notes due 2026	182	182
3.400% senior notes due 2026	284	284
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
Variable rate bonds due 2030 (5.610% and 5.320% as of September 30, 2023 and December 31, 2022, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
(continued on next page)

millions (continued)	2023	2022
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$17,936	$17,958

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	September 30, 2023	December 31, 2022
Total borrowings at face value	$17,936	$17,958
Adjustments to book value:
Unamortized premium, net	1,187	1,261
Debt issuance costs	(64)	(73)
Net book value of debt	$19,059	$19,146
Long-term finance leases	593	546
Current finance leases	169	143
Total debt and finance leases	$19,821	$19,835
Less: current maturities of financing leases	(169)	(143)
Less: current maturities of long-term debt	(1,055)	(22)
Long-term debt, net	$18,597	$19,670

DEBT ACTIVITY
In the first quarter of 2023, Occidental used cash on hand to repay $22 million of its 8.750% medium-term notes upon maturity. Occidental has no remaining debt maturities in 2023.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of September 30, 2023 and December 31, 2022, substantially all of which was classified as Level 1, was approximately $17.2 billion and $17.6 billion, respectively.

NOTE 5 - DERIVATIVES

OBJECTIVE AND STRATEGY
Occidental uses a variety of derivative financial instruments and physical contracts to manage its exposure to commodity price fluctuations and transportation commitments and to fix margins on the future sale of stored commodity volumes. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental may occasionally use a variety of derivative financial instruments to manage its exposure to foreign currency fluctuations and interest rate risks. Occidental also enters into derivative financial instruments for trading purposes.
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on debt issuances. The value of cash flow hedges is insignificant for all periods presented. As of September 30, 2023, Occidental’s marketing derivatives are not designated as hedges. Occidental retired all remaining outstanding interest rate swaps in the twelve months ended December 31, 2022.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments are short-duration physical and financial forward contracts. As of September 30, 2023, the weighted-average settlement price of these forward contracts was $83.94 per barrel and $2.99 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $81.37 per barrel and $7.89 per Mcf for crude oil and natural gas, respectively, as of December 31, 2022. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	September 30, 2023	December 31, 2022
Oil commodity contracts
Volume (MMbbl)	(43)	(33)
Natural gas commodity contracts
Volume (Bcf)	(93)	(112)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
September 30, 2023
Marketing Derivatives
Other current assets	$2,317	$76	$—	$(2,359)	$34
Long-term receivables and other assets, net	81	1	—	(77)	5
Accrued liabilities	(2,447)	(65)	—	2,359	(153)
Deferred credits and other liabilities - other	(77)	—	—	77	—

December 31, 2022
Marketing Derivatives
Other current assets	$920	$127	$—	$(980)	$67
Long-term receivables and other assets, net	1	2	—	(1)	2
Accrued liabilities	(938)	(96)	—	980	(54)
Deferred credits and other liabilities - other	(1)	(1)	—	2	—

(a)These amounts do not include collateral. Occidental netted $4 million of collateral received from brokers against derivative assets and $130 million of collateral deposited with brokers against derivatives liabilities related to marketing derivatives as of September 30, 2023 and netted $15 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of December 31, 2022.

GAINS AND LOSSES ON DERIVATIVES
The following table presents net gains related to Occidental's derivative instruments on the Consolidated Condensed Statements of Operations:

millions	Three months ended September 30,		Nine months ended September 30,
Income Statement Classification	2023	2022	2023	2022

Marketing Derivatives
Net sales (losses) (a)	$(114)	$14	$93	$473
Interest Rate Swaps
Gains on interest rate swaps, net (b)	$—	$70	$—	$332
(a)     Includes derivative and non-derivative marketing activity.
(b)     Occidental retired all remaining outstanding interest rate swaps in the twelve months ended December 31, 2022.

CREDIT RISK
Certain of Occidental's over-the-counter derivative instruments contain credit-risk-contingent features, primarily tied to credit ratings for Occidental or its counterparties, which may affect the amount of collateral that each party would need to post. The aggregate fair value of derivative instruments with credit-risk-related contingent features, for which a net liability position existed as of September 30, 2023, was $126 million. The aggregate fair value of derivative instruments with credit-risk-contingent features, for which a net liability position existed as of December 31, 2022, was $18 million.

NOTE 6 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended September 30,		Nine months ended September 30,
millions	2023	2022	2023	2022
Income before income taxes	$1,809	$3,648	$4,870	$11,717
Current
Federal	(243)	(297)	(689)	(1,152)
State and Local	(21)	(43)	(53)	(127)
Foreign	(120)	(290)	(482)	(826)
Total current tax expense	$(384)	$(630)	$(1,224)	$(2,105)
Deferred
Federal	(56)	(264)	(75)	1,718
State and Local	(2)	5	(8)	83
Foreign	8	(13)	(65)	(36)
Total deferred tax benefit (expense)	$(50)	$(272)	$(148)	$1,765
Total income tax expense	$(434)	$(902)	$(1,372)	$(340)
Net income	$1,375	$2,746	$3,498	$11,377
Worldwide effective tax rate	24%	25%	28%	3%

The 24%, 25%, and 28% worldwide effective tax rates for the three months ended September 30, 2023, three months ended September 30, 2022, and nine months ended September 30, 2023, respectively, are primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. These effective rates differ from the 3% tax rate for the nine months ended September 30, 2022, which was impacted by a tax benefit associated with Occidental's legal entity reorganization as described below.

LEGAL ENTITY REORGANIZATION
To align Occidental’s legal entity structure with the nature of its business activities after completing the acquisition of Anadarko and subsequent large scale post-acquisition divestiture program, management undertook a legal entity reorganization that was completed in the three months ended March 31, 2022.
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

ENVIRONMENTAL REMEDIATION
As of September 30, 2023, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 160 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of September 30, 2023. The current portion of $141 million is included in accrued liabilities and the remainder of $860 million is included in deferred credits and other liabilities - environmental remediation liabilities.
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	31	$436
Third-Party Sites	65	216
Currently Operated Sites	13	98
Closed or Non-Operated Sites	51	251
Total	160	$1,001

As of September 30, 2023, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 17 of the 160 sites described above, and 95 of the sites had liabilities from $0 to $1 million each. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 45% of the period-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
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
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2, and is located upstream from the Lister Avenue Plant site for which OxyChem inherited legal responsibility. The EPA has estimated the cost to remediate OU4, excluding OU2, to be approximately $440 million. The District Court has not adjudicated OxyChem's relative share of responsibility for costs under the OU4 ROD. To provide continued, efficient remediation progress, in January 2022, OxyChem offered to design and implement the interim remedy for OU4 subject to certain conditions, including a condition that the EPA would not seek to bar OxyChem’s right to pursue contribution or cost recovery from any other parties that are potentially responsible to pay for the OU4 interim remedy. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU2 and OU4. OxyChem submitted a good faith offer in June 2022, reaffirming the offer to design the remedy for OU4 and offering to enter into additional sequential agreements to remediate OU2 and OU4, subject to similar conditions, including that the EPA not seek to bar OxyChem from pursuing contribution or cost recovery from other responsible parties. The EPA did not accept OxyChem's June 2022 offer. In March 2023, the EPA issued a Unilateral Administrative Order (OU4 UAO) in which it directed and ordered OxyChem to design the EPA’s selected interim remedy for OU4 and to provide approximately $93 million in financial assurance to secure its performance. OxyChem has commenced work to design the interim remedy in compliance with the OU4 UAO. As a result of OxyChem incurring costs to implement the OU4 UAO, and the EPA's proposal to bar OxyChem's contribution claims against the settling parties, including those asserted in the 2018 Contribution Action, OxyChem filed a cost recovery action under CERCLA in March 2023 in the District Court against multiple parties (2023 Cost Recovery Action).
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
In April 2023, the District Court granted OxyChem's request to intervene and participate in the Alden Leeds litigation as a party. OxyChem intends to challenge the proposed settlement vigorously and to seek contribution and cost recovery from other potentially responsible parties for remediation costs it has incurred or may incur at the DASS. Based upon extensive comments on the proposed settlement, the DOJ had requested, and the District Court ordered the DOJ, to inform the District Court by November 21, 2023 whether it will seek approval of the proposed settlement, modify it, or withdraw it. Assuming that the DOJ moves forward with the settlement without modification, the District Court will order a schedule for filing briefs supporting or opposing the settlement. OxyChem does not know when the District Court will rule on the propriety of the proposed settlement, if the DOJ continues to pursue the settlement. If the proposed settlement is approved by the District Court and not overturned on appeal, then, notwithstanding OxyChem’s vigorous, good faith effort to contest the settlement proposed in the Alden Leeds litigation, the EPA could attempt to compel OxyChem to bear substantially all of the estimated cost to design and implement the OU2 and OU4 remedies. Such a result could have a material adverse impact on OxyChem and Occidental’s consolidated results of operations in the period recorded.
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
OxyChem continues to evaluate the estimated costs currently recorded for remediation at the DASS as well as the range of reasonably possible additional losses beyond those amounts currently recorded. Given the complexity and extent of the remediation efforts, estimates of the remediation costs may increase or decrease over time as new information becomes available.

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
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and other proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for the arbitration award (disclosed below), tax matters and disputes or environmental remediation, that satisfy these criteria as of September 30, 2023 and 2022 were not material to Occidental’s Consolidated Condensed Balance Sheets.
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

ANDES ARBITRATION
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The

awarded amount represented a recovery of Occidental's 60% of the value of Block 15. In 2017, Andes commenced an arbitration against OEPC, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental contended that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. In March 2021, the arbitration tribunal issued an award in favor of Andes and against OEPC in the amount of $391 million plus interest. In June 2021, OEPC filed a motion to vacate the award due to concerns regarding the validity of the award. In December 2021, the U.S. District Court for the Southern District of New York confirmed the arbitration award, plus prejudgment interest, in the aggregate amount of $558 million. OEPC appealed the judgment. In June 2023, the U.S. Court of Appeals for the Second Circuit confirmed the District Court's ruling with respect to the arbitration award but overturned the District Court's decision to add prejudgment interest in the amount of $166 million, ordering the District Court to recalculate the interest amount. On July 13, 2023, OEPC filed a motion for rehearing en banc in the Second Circuit because, in its view, the Second Circuit ruling is contrary to Supreme Court and other Second Circuit precedent. OEPC's motion for en banc rehearing was denied. OEPC intends to seek review in the U.S. Supreme Court. Andes has also filed state court claims in New York and Delaware against OEPC, Occidental Petroleum Corporation (OPC) and OXY USA to attempt to recover on its judgment against OEPC during the pendency of the appeal. The New York state court action against OPC was dismissed with prejudice in March 2023. Andes is pursuing an appeal of this ruling. Andes also continues to attempt to recover its judgment from other Occidental entities (which were not a party to the Andes arbitration) in New York federal court and in Delaware state court. Both OXY USA and Andes filed motions for summary judgment in the Delaware state court action. The Delaware state court will hear argument on these motions on November 21, 2023. All such Occidental entities are vigorously defending against these actions. In addition, OEPC commenced an arbitration against Andes to recover significant additional claims not addressed by the prior arbitration tribunal relating to Andes' 40% share of costs, liabilities, losses and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties. In July 2023, a majority of the arbitration tribunal declined to award any costs to OEPC based upon the doctrine of res judicata. One arbitrator dissented, noting that the prior arbitration panel expressly noted that it was not ruling on the types of claims asserted by OEPC. Andes has moved to confirm this award and OEPC has moved to vacate the award as a result of, among other things, what OEPC believes are fundamental legal errors embodied in the award.

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
The proposed EPA settlement was subject to a public comment period that closed in March 2023. Based upon extensive comments on the proposed settlement, the DOJ has received an extension of time—until November 21, 2023—to inform the District Court whether it will seek approval of the proposed settlement, modify it, or withdraw its support for the proposed settlement. OxyChem believes the proposed settlement exceeds the EPA’s statutory authority and is based on a flawed allocation process. OxyChem also believes that process was unreasonably limited in scope and unreliably based on voluntary reporting by the settling parties, instead of sworn evidence, publicly available sampling results and historical documents reflecting the operating history and disposal practices of the 85 parties that the EPA proposes to release as part of this settlement. OxyChem expects to show that the EPA’s proposed settlement does not fairly and reasonably reflect the settling parties’ contribution of hazardous substances to the DASS and, among other things, incorrectly attributes to OxyChem substances that were contributed by one or more of the 85 settling parties.
If the DOJ pursues settlement in Alden Leeds, then OxyChem will challenge the proposed settlement, as well as the allocation report and process upon which the settlement is based. In the 2018 Contribution Action and 2023 Cost Recovery Action, OxyChem also intends to defend and prosecute vigorously its right to seek contribution and cost recovery from all potentially responsible parties to pay remediation costs in the DASS and to seek a judicial allocation of responsibility under CERCLA. As the Alden Leeds litigation is in its early stages, OxyChem is unable to estimate the timing of the District Court’s decision, its outcome, or the outcome of any appeals from the District Court’s decision.

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
In June 2018, the Trust filed its complaint against YPF and Repsol in the Bankruptcy Court asserting claims based upon, among other things, fraudulent transfer and alter ego. During 2019, the Bankruptcy Court denied Repsol's and YPF's motions to dismiss the complaint as well as their motions to move the case to a different court. These rulings were upheld on appeal. The Trust, YPF and Repsol each filed motions for summary judgment, and the Bankruptcy Court denied all but one motion in the second quarter of 2022. The Bankruptcy Court’s summary judgment decision indicated that, at trial, the Trust must establish a causal link between its claimed damages and the alter ego conduct of YPF and Repsol. In April 2023, the Trust, YPF and Repsol reached an agreement to resolve the claims pending in the Bankruptcy Court. Related agreements were executed among the United States Government, YPF and Repsol as well as among OxyChem, YPF and Repsol. Under the settlement, which became final August 1, 2023, YPF and Repsol paid the Trust $575 million, which the Trust is distributing according to the Plan. OxyChem’s share of these settlement proceeds, under the Plan, is approximately $350 million. OxyChem adjusted its valuation allowance established against its claims against Maxus, resulting in a gain of approximately $260 million on the remeasurement of the valuation allowance in the second quarter of 2023. In October 2023, OxyChem recovered proceeds of $341 million.

TAX MATTERS AND DISPUTES
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and international tax jurisdictions. Tax years through 2020 for U.S. federal income tax purposes have been audited by the IRS pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Tax years through 2017 have been audited for state income tax purposes. Significant audit matters in international jurisdictions have been resolved through 2010. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. Trial was held in May 2023. The parties filed simultaneous post-trial briefs on September 1, 2023 and will file reply briefs on December 7, 2023. Closing arguments are scheduled for January 30, 2024. An opinion by the Tax Court could be issued any time after the closing arguments are completed. If any tax liability is due as a result of the Tax Court’s opinion, it must be fully bonded or paid in full within 90 days of the entry of decision by the Tax Court. If an appeal is not pursued by Anadarko, any resulting tax deficiency will be assessed by the IRS and would be due within 30 days of receiving a formal notice of tax assessment.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of September 30, 2023, Occidental would be required to repay approximately $1.4 billion in federal taxes, $28 million in state taxes and accrued interest of $534 million. A liability for the taxes and interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2023, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 9 - EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
millions except per-share amounts	2023	2022	2023	2022
Net income	$1,375	$2,746	$3,498	$11,377
Less: Preferred stock dividends and redemption premiums	(219)	(200)	(754)	(600)
Net income attributable to common stock	$1,156	$2,546	$2,744	$10,777
Less: Net income allocated to participating securities	(7)	(18)	(17)	(76)
Net income, net of participating securities	$1,149	$2,528	$2,727	$10,701
Weighted-average number of basic shares	884.0	922.0	891.9	933.0
Basic income per common share	$1.30	$2.74	$3.06	$11.47
Net income attributable to common stock	$1,156	$2,546	$2,744	$10,777
Less: Net income allocated to participating securities	(6)	(17)	(16)	(70)
Net income, net of participating securities	$1,150	$2,529	$2,728	$10,707
Weighted-average number of basic shares	884.0	922.0	891.9	933.0
Dilutive securities	74.2	80.5	72.5	72.9
Dilutive effect of potentially dilutive securities	958.2	1,002.5	964.4	1,005.9
Diluted income per common share	$1.20	$2.52	$2.83	$10.64
For the three and nine months ended September 30, 2023 and 2022, there were no Occidental common stock warrants nor options that were excluded from diluted shares.
The following table presents Occidental's common share activity, including exercises of options and warrants, other transactions in Occidental's common stock in 2023 and treasury stock purchased both under its $3.0 billion stock repurchase plan announced in February 2023 and from the trustee of Occidental's defined contribution savings plan:

Period	Exercise of Warrants and Options (a)	Other (b)	Treasury Stock Purchases	Common Stock Outstanding (c)
December 31, 2022				899,858,944
First Quarter 2023	268,371	3,935,166	(12,511,237)	891,551,244
Second Quarter 2023	205,631	158,473	(7,233,460)	884,681,888
Third Quarter 2023	2,468,799	19,248	(9,468,451)	877,701,484
Total 2023	2,942,801	4,112,887	(29,213,148)	877,701,484
(a)    Approximately $70 million of cash was received as a result of the exercise of common stock warrants and options.
(b)    Consists of issuances from the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.
(c)    As of September 30, 2023, Occidental has 101.4 million outstanding warrants with a strike of $22.00 per share and 83.9 million of warrants with a strike of $59.62 per share.

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
Dividends on preferred stock accrue on the face value at a rate per annum of 8%, but will be paid only when, and if, declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. Occidental paid $187 million in preferred stock dividends in the third quarter of 2023.
In the three months ended September 30, 2023, Occidental triggered and redeemed preferred stock with a face value of $342 million, and incurred $34 million in redemption premiums. In the nine months ended September 30, 2023, Occidental redeemed preferred stock with a face value of $1.5 billion, and incurred $151 million in redemption premiums. To the extent Occidental's trailing 12-month distributions to common shareholders is above $4.00 per share, Occidental is required to match any common shareholder distributions with preferred stock redemptions. As of the date of this filing, approximately $8.5 billion face value of preferred stock remains outstanding.
The following table presents preferred stock redemption activity for the nine months ended September 30, 2023:

shares of preferred stock
Preferred stock, as of December 31, 2022	100,000
Less: Preferred redemptions	(15,103)
Preferred stock, as of September 30, 2023	84,897

The carrying value of preferred stock is less than the face value. The difference between carrying value and face value, along with the redemption premium, reduces net income available to common stockholders. The following presents the components of preferred stock dividends and redemptions:

millions	Three months ended September 30, 2023	Nine months ended September 30, 2023
Preferred dividends	$177	$567
Redemption premium	34	151
Redemption value in excess of carrying value	8	36
Preferred dividend and redemption premiums	$219	$754

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended September 30, 2023
Net sales	$5,594	$1,309	$552	$(297)	$7,158
Income (loss) before income taxes	$1,969	$373	$(130)	$(403)	$1,809
Income tax expense	—	—	—	(434)	(434)
Net income (loss)	$1,969	$373	$(130)	$(837)	$1,375

Three months ended September 30, 2022
Net sales	$7,098	$1,691	$1,005	$(404)	$9,390
Income (loss) before income taxes	$3,345	$580	$104	$(381)	$3,648
Income tax expense	—	—	—	(902)	(902)
Net income (loss)	$3,345	$580	$104	$(1,283)	$2,746

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Nine months ended September 30, 2023
Net sales	$15,860	$4,089	$1,919	$(783)	$21,085
Income (loss) before income taxes	$4,668	$1,281	$(158)	$(921)	$4,870
Income tax expense	—	—	—	(1,372)	(1,372)
Net income (loss)	$4,668	$1,281	$(158)	$(2,293)	$3,498

Nine months ended September 30, 2022
Net sales	$20,869	$5,284	$3,361	$(1,099)	$28,415
Income (loss) before income taxes	$10,337	$2,051	$318	$(989)	$11,717
Income tax expense	—	—	—	(340)	(340)
Net income (loss)	$10,337	$2,051	$318	$(1,329)	$11,377
(a)    The three and nine months ended September 30, 2023 included the sale of certain non-core proved and unproved properties in the Permian Basin for a net gain of $142 million. The nine months ended September 30, 2023 also included a $180 million impairment related to undeveloped acreage in the northern non-core area of the Powder River Basin, a $29 million impairment related to an equity method investment in the Black Butte Coal Company and a $26 million litigation settlement gain. The nine months ended September 30, 2022 included $147 million of gains, primarily related to the sale of certain non-strategic assets in the Permian Basin.
(b)    The three and nine months ended September 30, 2023 included $81 million and $41 million of net derivative mark-to-market losses, $34 million and $60 million of asset impairments and other charges, respectively and a $51 million gain on the sale of 5.1 million limited partner units in WES. The three and nine months ended September 30, 2022 included $84 million and $186 million of net derivative mark-to-market losses, respectively and a $62 million gain on the sale of 10 million limited partner units in WES.
(c)    The three months ended September 30, 2023 included a $3 million deferred benefit and the nine months ended September 30, 2023 included a $65 million deferred tax charge related to the Algeria contract renewal. The nine months ended September 30, 2023 included a $260 million gain related to a Maxus environmental reserve adjustment, see Note 8 - Lawsuits, Claims, Commitments and Contingencies for further information. The three months ended September 30, 2022 included a $70 million gain on interest rate swaps. The nine months ended September 30, 2022 included a tax benefit of $2.6 billion in connection with Occidental's legal entity reorganization, which is further discussed in Note 6 - Income Taxes, as well as a $332 million gain on interest rate swaps and a $143 million gain on early debt extinguishment.

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rulemaking. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; the scope and duration of global or regional health pandemics or epidemics, and actions taken by governmental authorities and other third parties in connection therewith; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or dispositions; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; governmental actions, war (including the Russia-Ukraine war and the Israel-Hamas war) and political conditions and events; health, safety and environmental (HSE) risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2022 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the nine months ended September 30, 2023 was $77.41, compared to $98.09 for the nine months ended September 30, 2022. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, evolving macro-economic environment that impacts energy demand, future actions by OPEC and non-OPEC oil producing countries, the Russia-Ukraine war and the conflict in the Middle East, and the Biden Administration's management of the U.S. Strategic Petroleum Reserve.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, proactive contract management and working closely with vendors to secure the supply of critical materials. As of September 30, 2023, substantially all of Occidental's outstanding debt is fixed rate.

2023 PRIORITIES
Occidental’s capital and operational priorities for 2023 are intended to maximize cash flow through focused investments in short and medium-cycle projects to enhance current year and future cash flows. Occidental intends to utilize future operating cash flows to:

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

During the first nine months of 2023, Occidental generated cash flow from operations of $9.1 billion and incurred capital expenditures of $4.7 billion.

DEBT RATINGS
As of September 30, 2023, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Occidental's credit rating was upgraded to investment grade by Moody's Investors Service in March 2023 and by Fitch Ratings in May 2023. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments. Occidental has no remaining debt maturities in 2023, and has $1.1 billion of debt maturities due in the third quarter of 2024.

SHAREHOLDER RETURNS
During the nine months ended September 30, 2023, Occidental declared dividends to common shareholders of $485 million or $0.54 per share and repurchased 29.1 million common shares at an average price of $61.09 per share under the stock repurchase plan announced in February 2023.
In the three months ended September 30, 2023, Occidental triggered and redeemed preferred stock with a face value of $342 million, and incurred $34 million in redemption premiums. In the nine months ended September 30, 2023, Occidental redeemed preferred stock with a face value of $1.5 billion, and incurred $151 million in redemption premiums. To the extent Occidental's trailing 12-month distributions to common shareholders is above $4.00 per share, Occidental is required to match any common shareholder distributions with preferred stock redemptions. As of the date of this filing, approximately $8.5 billion face value of preferred stock remains outstanding.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

Occidental’s operations and cash flows can vary significantly based on changes in oil, NGL and natural gas prices and the prices it receives for its chemical products. Such changes in prices could result in adjustments in capital investment levels and how such capital is allocated, which could impact production volumes. Changes in the macro-economic environment have impacted energy demand leading to decreases in commodities and chemical product pricing for the nine months ended September 30, 2023, compared to prior year. Increases in commodities and chemical product pricing in the third quarter of 2023 partially reversed the year-over-year trend. Occidental's results of operations and cash flows are primarily driven by these macro-economic effects. Seasonality is not a primary driver of changes in Occidental's consolidated quarterly earnings during the year.

The following table sets forth earnings of each operating segment and corporate items:

millions	Three months ended September 30, 2023	% Change	Three months ended June 30, 2023
Net income
Oil and gas (a)	$1,969	86%	$1,059
Chemical	373	(14)%	436
Midstream and marketing (a)	(130)	(333)%	(30)
Total	2,212	51%	1,465
Unallocated Corporate Items (a)
Interest expense, net	(230)	—%	(230)
Income tax expense	(434)	7%	(467)
Other items, net	(173)	(288)%	92
Net income	$1,375	60%	$860
Less: Preferred stock dividends and redemption premiums	$(219)	14%	$(255)
Net income attributable to common stockholders	$1,156	91%	$605

Net income per share attributable to common stockholders - diluted	$1.20	90%	$0.63
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

millions	Nine months ended September 30, 2023	% Change	Nine months ended September 30, 2022
Net income
Oil and gas (a)	$4,668	(55)%	$10,337
Chemical	1,281	(38)%	2,051
Midstream and marketing (a)	(158)	(150)%	318
Total	5,791	(54)%	12,706
Unallocated Corporate Items (a)
Interest expense, net	(698)	9%	(770)
Income tax expense	(1,372)	(304)%	(340)
Other items, net	(223)	(2)%	(219)
Net income	$3,498	(69)%	$11,377
Less: Preferred stock dividends and redemption premiums	$(754)	(26)%	$(600)
Net income attributable to common stockholders	$2,744	(75)%	$10,777

Net income per share attributable to common stockholders - diluted	$2.83	(73)%	$10.64
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Nine months ended
millions	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Oil and gas
Asset sales gains, net - domestic	$142	$—	$142	$147
Asset impairments - domestic	—	(209)	(209)	—
Legal settlement gain	—	—	26	—
Asset sales gains, net - international	—	—	—	10
Total oil and gas	142	(209)	(41)	157

Midstream and marketing
Asset sales gains, net	51	—	51	62
Asset impairments and other charges (a)	(34)	—	(60)	—
Derivative gains (losses), net	(81)	48	(41)	(186)
Total midstream and marketing	(64)	48	(50)	(124)

Corporate
Anadarko acquisition-related costs	—	—	—	(82)
Interest rate swap gains, net	—	—	—	332
Maxus receivable valuation allowance adjustment	—	260	260	(22)
Early debt extinguishment	—	—	—	143
Total corporate	—	260	260	371

Income tax impact of legal entity reorganization	—	—	—	2,636
Exploration license expiration tax benefit	—	—	—	23
State tax rate revaluation	—	—	—	(29)
Deferred taxes on Algeria contract renewal	3	(68)	(65)	—
Income taxes	(17)	(22)	(37)	(89)
Income	64	9	67	2,945
Preferred redemption premiums	(42)	(65)	(187)	—
Total	$22	$(56)	$(120)	$2,945
(a)    Included in Income from equity investments and other in the Consolidated Condensed Statement of Operations.

Q3 2023 compared to Q2 2023
Excluding items affecting comparability, the increase in net income for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, was primarily due to higher domestic crude oil, natural gas and NGL commodity prices and higher domestic crude oil volumes, partially offset by lower international sales volumes and an increase in lease operating expense in the oil and gas segment and lower realized caustic sales prices in the chemical segment.

YTD 2023 compared to YTD 2022
Excluding items affecting comparability, the decrease in net income for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to lower worldwide crude oil, domestic NGL and domestic natural gas commodity prices and an increase in lease operating expense in the oil and gas segment and lower realized PVC prices and lower demand across most product lines in the chemical segment and lower crude margins due to the timing of crude sales in the marketing business, partially offset by higher domestic sales volumes in the oil and gas segment and lower ethylene and energy costs in the chemical segment.
SELECTED STATEMENTS OF OPERATIONS ITEMS

	Three months ended		Nine months ended
millions	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net sales	$7,158	$6,702	$21,085	$28,415
Interest, dividends and other income	$50	$28	$107	$122
Gain on sale of assets, net	$192	$1	$197	$232
Oil and gas operating expense	$1,189	$1,130	$3,400	$2,925
Transportation and gathering expense	$363	$375	$1,122	$1,089
Chemical and midstream cost of sales	$682	$791	$2,218	$2,488
Purchased commodities	$520	$490	$1,508	$2,627
Selling, general and administrative expenses	$258	$277	$776	$687
Other operating and non-operating expense	$328	$10	$646	$909
Taxes other than on income	$290	$266	$862	$1,188
Depreciation, depletion and amortization	$1,712	$1,709	$5,142	$5,107
Asset impairments and other charges	$—	$209	$209	$—
Anadarko acquisition-related costs	$—	$—	$—	$82
Exploration expense	$125	$102	$329	$98
Interest and debt expense, net	$230	$230	$698	$770
Gains on interest rate swaps, net	$—	$—	$—	$332
Income from equity investments and other	$106	$185	$391	$586
Income tax expense	$(434)	$(467)	$(1,372)	$(340)
Q3 2023 compared to Q2 2023
Net sales increased for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, due to higher domestic crude oil, natural gas and NGL commodity prices and higher domestic crude oil volumes, partially offset by lower international sales volumes in the oil and gas segment and lower realized caustic sales prices in the chemical segment.
Gain on sale of assets for the three months ended September 30, 2023 included a gain on the sale of certain non-core proved and unproved properties in the Permian Basin of $142 million and a $51 million of gain on the sale of 5.1 million limited partner units in WES.
Other operating and non-operating expense increased for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, due to the $260 million remeasurement of the valuation allowance for the Maxus Liquidating Trust recorded in the three months ended June 30, 2023. See Note 8 - Lawsuits, Claims, Commitments and Contingencies for further information.

YTD 2023 compared to YTD 2022
Net sales decreased for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to lower worldwide crude oil, domestic NGL and domestic natural gas commodity prices in the oil and gas segment, lower realized PVC sales prices and lower demand across most product lines in the chemical segment and lower crude margins due to the timing of crude sales in the marketing business, partially offset by higher domestic sales volumes in the oil and gas segment.
Oil and gas operating expense increased for the nine months ended September 30, 2023, compared to the same period in 2022, primarily as a result of higher domestic workover and maintenance activity.
Chemical and midstream cost of sales decreased for the nine months ended September 30, 2023, compared to the same period in 2022, primarily as a result of lower ethylene and energy cost in the chemical segment and lower power generation cost of sales in the midstream and marketing segment.
Purchased commodities decreased for the nine months ended September 30, 2023, compared to the same period in 2022, due to lower volumes and prices on third-party crude purchases in the midstream and marketing segment.

Other operating and non-operating expense decreased for the nine months ended September 30, 2023, compared to same period in 2022, due to the $260 million remeasurement of the valuation allowance for the Maxus Liquidating Trust recorded in the three months ended June 30, 2023. See Note 8 - Lawsuits, Claims, Commitments and Contingencies for further information.
Taxes other than on income decreased for the nine months ended September 30, 2023, compared to the same period in 2022, due to decreases in production taxes, which are directly tied to revenues, and ad valorem taxes.
Asset impairments and other charges for the nine months ended September 30, 2023 included a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin and a $29 million impairment related to an equity method investment in the Black Butte Coal Company.
Exploration expense increased for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to dry hole expense in the Gulf of Mexico.
The increase in income tax expense for the nine months ended September 30, 2023, compared to the same period in 2022, resulted primarily from the tax benefit in 2022 associated with Occidental's legal entity reorganization. See Income Taxes section for further discussion.

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
The midstream and marketing segment also includes Occidental's low carbon ventures businesses. Occidental's low carbon ventures businesses seek to leverage Occidental’s legacy of carbon management expertise to develop carbon capture, utilization and storage projects, including the commercialization of direct air capture technology, invest in other low-carbon technologies intended to reduce greenhouse gas emissions from Occidental's operations and strategically partner with other industries to help reduce their emissions.

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Sales Volumes per Day
Oil (Mbbl)
United States	534	521	535	495
International	104	112	107	111
NGL (Mbbl)
United States	252	251	248	223
International	37	35	34	31
Natural Gas (MMcf)
United States	1,267	1,310	1,300	1,210
International	501	507	473	437
Total Sales Volumes (Mboe) (a)	1,222	1,222	1,220	1,135
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Average Realized Prices
Oil ($/Bbl)
United States	$81.36	$72.70	$75.93	$98.43
International	$77.32	$77.76	$77.50	$97.72
Total Worldwide	$80.70	$73.59	$76.19	$98.30
NGL ($/Bbl)
United States	$20.22	$17.80	$20.43	$39.38
International	$26.59	$28.45	$29.03	$35.14
Total Worldwide	$21.04	$19.08	$21.45	$38.85
Natural Gas ($/Mcf)
United States	$1.92	$1.36	$2.09	$5.83
International	$1.87	$1.88	$1.89	$1.89
Total Worldwide	$1.90	$1.50	$2.04	$4.79

Average Index Prices
WTI oil ($/Bbl)	$82.26	$73.83	$77.41	$98.09
Brent oil ($/Bbl)	$86.08	$78.02	$82.10	$102.21
NYMEX gas ($/Mcf)	$2.59	$2.30	$2.92	$6.21

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	98%	100%	98%	100%
Worldwide oil as a percentage of average Brent	94%	94%	93%	96%
Worldwide NGL as a percentage of average WTI	26%	26%	28%	40%
Domestic natural gas as a percentage of average NYMEX	74%	59%	72%	94%

Significant Activity
For the three and nine months ended September 30, 2023, Occidental sold certain non-core proved and unproved properties in the Permian Basin for $202 million, resulting in a net gain on sale of assets of $142 million. For the nine months ended September 30, 2023, Occidental recorded a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has determined not to pursue future exploration and appraisal activities and a $29 million impairment related to an equity method investment in the Black Butte Coal Company and a $26 million litigation settlement gain.

Q3 2023 compared to Q2 2023
Oil and gas segment income was $2.0 billion for the three months ended September 30, 2023, compared with segment income of $1.1 billion for the three months ended June 30, 2023. Excluding the impact of items affecting comparability, oil and gas segment results for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, reflected higher domestic crude oil, natural gas and NGL commodity prices and higher domestic crude oil volumes, partially offset by lower international sales volumes and an increase in lease operating expense in the oil and gas segment.
Average daily sales volumes remained consistent for the three months ended September 30, 2023, compared to the three months ended June 30, 2023.

YTD 2023 compared to YTD 2022
Oil and gas segment income was $4.7 billion for the nine months ended September 30, 2023, compared with segment income of $10.3 billion for the nine months ended September 30, 2022. Excluding the impact of items affecting comparability, oil and gas segment results for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, reflected lower worldwide crude oil, domestic NGL and domestic natural gas commodity prices and an increase in lease operating expense, partially offset by higher domestic sales volumes.
The increase in average daily sales volumes of 85 Mboe/d for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily reflected increased activity in the Permian Basin.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three months ended June 30, 2023 (b)	Price Realizations	Net Sales Volumes	Three Months Ended September 30, 2023 (b)
United States Revenue
Oil	$3,446	$424	$127	$3,997
NGL	352	65	2	419
Natural gas	161	64	(4)	221
Total	$3,959	$553	$125	$4,637
International Revenue
Oil (a)	$795	$4	$(57)	$742
NGL	90	(9)	10	91
Natural gas	87	(1)	1	87
Total	$972	$(6)	$(46)	$920

		Increase (Decrease) Related to
millions	Nine Months Ended September 30, 2022 (b)	Price Realizations	Net Sales Volumes	Nine Months Ended September 30, 2023 (b)
United States Revenue
Oil	$13,311	$(3,298)	$1,080	$11,093
NGL	2,139	(1,244)	336	1,231
Natural gas	1,916	(1,320)	141	737
Total	$17,366	$(5,862)	$1,557	$13,061
International Revenue
Oil (a)	$2,958	$(383)	$(320)	$2,255
NGL	302	(55)	19	266
Natural gas	225	1	20	246
Total	$3,485	$(437)	$(281)	$2,767
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT
Q3 2023 compared to Q2 2023
Chemical segment earnings for the three months ended September 30, 2023 were $373 million, compared to $436 million for the three months ended June 30, 2023. The decrease in segment earnings was driven primarily by lower realized caustic soda pricing.

YTD 2023 compared to YTD 2022
Chemical segment earnings for the nine months ended September 30, 2023 were $1.3 billion, compared to $2.1 billion for the nine months ended September 30, 2022. The decrease in segment earnings was driven primarily by lower realized PVC pricing as well as lower sales volumes due to decreased demand across most product lines, partially offset by lower ethylene and energy costs.

MIDSTREAM AND MARKETING SEGMENT

Subsequent Events
In November 2023, Occidental entered into a joint venture agreement with BlackRock, through a fund managed by its Diversified Infrastructure business, for the development of Occidental’s first large-scale Direct Air Capture plant in Ector County, Texas. The agreement provides $550 million of committed investment from BlackRock's fund.
In August 2023, Occidental entered into an agreement with Carbon Engineering Ltd., its equity method investee, to purchase the remaining 67.83% interest not already owned by Occidental or its affiliates for total cash consideration of approximately $1.1 billion, resulting in Carbon Engineering becoming a wholly owned subsidiary of Occidental. The purchase price will be made in three approximately equal annual payments, with the first payment to be made at closing. This transaction closed on November 3, 2023, and Occidental made the first payment of $355 million. The remaining two payments will be paid on the first and second anniversaries of closing. With this purchase Occidental intends to accelerate technological innovation and cost reductions in Carbon Engineering's direct-air-capture technology. The transaction qualifies as a business combination and will be accounted for using the acquisition method of accounting. Occidental's purchase price allocation is currently in process and as such was incomplete as of the issuance of these unaudited Consolidated Condensed Financial Statements.

Q3 2023 compared to Q2 2023
Midstream and marketing segment losses for the three months ended September 30, 2023 were $130 million, compared to segment losses of $30 million for the three months ended June 30, 2023. Excluding the impact of items affecting comparability, the increase in midstream and marketing third quarter results reflected higher crude margins due the timing impact of crude sales in the marketing business, partially offset by higher expenses due to the increase in activities in the low carbon ventures businesses.

YTD 2023 compared to YTD 2022
Midstream and marketing segment losses for the nine months ended September 30, 2023 were $158 million, compared with segment earnings of $318 million for the nine months ended September 30, 2022. Excluding the impact of items affecting comparability, the decrease in midstream and marketing segment results was primarily driven by lower crude margins due to the timing of crude sales in the marketing business and lower NGL and sulfur prices impacting gas processing, increased activities in the low carbon ventures businesses, and lower equity method investment income from WES.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended		Nine months ended
millions, except percentages	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Income before income taxes	$1,809	$1,327	$4,870	$11,717
Income tax benefit (expense)
Domestic - federal and state	(322)	(203)	(825)	522
International	(112)	(264)	(547)	(862)
Total income tax expense	(434)	(467)	(1,372)	(340)
Net income	$1,375	$860	$3,498	$11,377
Worldwide effective tax rate	24%	35%	28%	3%

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
The 24%, 35%, and 28% worldwide effective tax rates for the three months ended September 30, 2023, three months ended June 30, 2023, and nine months ended September 30, 2023, respectively, are primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. These effective rates differ from the 3% tax rate for income from continuing operations for the nine months ended September 30, 2022, which was impacted by a tax benefit associated with Occidental's legal entity reorganization as described above.
See Note 6 - Income Taxes in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding Occidental’s income taxes and legal entity reorganization in 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, Occidental had $611 million of cash and cash equivalents on hand. Through the date of this filing, Occidental has drawn no amounts under its RCF, which has $4.0 billion of borrowing capacity and matures in June 2025. Additionally, Occidental has up to $600 million of available borrowing capacity on its receivables securitization facility which matures in December 2024. There were no amounts outstanding on Occidental's receivable securitization facility as of September 30, 2023.
Operating cash flow was $9.1 billion for the nine months ended September 30, 2023, compared to $12.8 billion for the nine months ended September 30, 2022. The decrease in operating cash flow from continuing operations was primarily due to lower commodity prices as compared to the same period in 2022.
Occidental’s net cash used by investing activities was $5.0 billion for the nine months ended September 30, 2023, compared to $3.0 billion for the nine months ended September 30, 2022. Capital expenditures, of which the majority were for the oil and gas segment, were approximately $4.7 billion for the nine months ended September 30, 2023, compared to $3.0 billion for the nine months ended September 30, 2022. Also included in cash flow used by investing activities is Occidental's additional investment in NET Power, a clean energy technology company, totaling $351 million for the nine months ended September 30, 2023. For the nine months ended September 2023, Occidental sold certain non-core proved and unproved properties in the Permian Basin for proceeds of $202 million as well as sold WES 5.1 million of its limited partner units owned by Occidental for proceeds of $128 million.
Occidental’s net cash used by financing activities was $4.4 billion for the nine months ended September 30, 2023, compared to $11.4 billion for the nine months ended September 30, 2022. Cash used by financing activities for the nine months ended September 30, 2023 reflected treasury share repurchases of $1.6 billion. An additional $175 million of treasury share repurchases settled subsequent to September 30, 2023 for total common share repurchases of $1.8 billion in the nine months ended September 30, 2023. As of September 30, 2023, Occidental had $1.2 billion remaining of the $3.0 billion share repurchase program that was announced in February 2023. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time. Financing cash flows also included redemptions of preferred stock with a face value of $1.5 billion, $151 million in redemption premiums and dividend payments of $1.0 billion on preferred and common stock. Additionally, cash flows from financing activities for the nine months ended September 30, 2023, included the proceeds from and subsequent repayment of $0.9 billion from the receivable securitization facilities. Cash used by financing activities for the nine months ended September 30, 2022 reflected repayments of debt of $8.3 billion, dividend payments of $863 million on preferred and common stock, and treasury share repurchases of $2.5 billion.
Occidental’s Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2024, which, if put in whole, would require a payment of approximately $362 million at such date. None of the outstanding Zero Coupons were put to Occidental in October 2023. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF and other committed facilities to satisfy the put should it be exercised.
As of September 30, 2023, and through the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental has no remaining debt maturities in 2023, $1.1 billion in 2024, $1.2 billion in 2025, $1.4 billion in 2026 and $14.2 billion thereafter. Occidental currently expects its cash on hand, operating cash flows and funds available from the RCF and other committed facilities to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of September 30, 2023, Occidental had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2022 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended September 30, 2023, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2022 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2023.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the nine months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions) (b)
First Quarter 2023	12,511,237	$60.09	12,511,237
Second Quarter 2023	7,233,460	$58.77	7,233,460
July 1-31, 2023	—	$—	—
August 1-31, 2023	6,799,098	$63.75	6,668,133
September 1-30, 2023	2,669,353	$65.57	2,669,353
Third Quarter 2023	9,468,451	$64.27	9,337,486
Total 2023	29,213,148	$61.12	29,082,183	$1,223
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

Item 5. Other Information

During the three months ended September 30, 2023, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

OCCIDENTAL PETROLEUM CORPORATION

November 7, 2023	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller