Form 10-K
period 2023-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2024-02-14
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934		☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2023		For the transition period from to

Commission File Number 1-9210
Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	5 Greenway Plaza, Suite 110	Houston,	Texas
Zip Code	77046
Registrant’s telephone number, including area code	(713)	215-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	OXY	New York Stock Exchange
Warrants to Purchase Common Stock, $0.20 par value	OXY WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.              ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☑
The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $51.7 billion computed by reference to the closing price on the New York Stock Exchange of $58.80 per share of Common Stock on June 30, 2023.
As of January 31, 2024, there were 879,499,439 shares of Common Stock outstanding, par value $0.20 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, relating to its 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

ABBREVIATIONS USED WITHIN THIS DOCUMENT
AAPG	American Association of Petroleum Geologists
AOC	Administrative Order on Consent
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Anadarko Acquisition	A transaction pursuant to the Agreement and Plan of Merger dated May 9, 2019, in which Occidental acquired all of the outstanding shares of Anadarko on August 8, 2019, and in which a wholly owned subsidiary of Occidental merged with and into Anadarko
Andes	Andes Petroleum Ecuador Ltd.
ARO	asset retirement obligations
Bcf	billions of cubic feet
Bcf/d	billions of cubic feet per day
Berkshire Hathaway	Berkshire Hathaway Inc.
BlackRock	BlackRock Inc., which has formed a joint venture with Occidental on the construction of STRATOS
BLM	U.S. Bureau of Land Management
the Board	Occidental Board of Directors
Boe	barrels of oil equivalent
BOEM	U.S. Bureau of Ocean Energy Management
CCUS	carbon capture, utilization and storage
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CEO	Chief Executive Officer
CO2	carbon dioxide
Common Stock Warrants	a distribution of warrants to holders of Occidental common stock
CROCE	cash return on capital employed
CROCEI	cash return on capital employed incentive
CrownRock Acquisition	A pending transaction pursuant to the Purchase Agreement in which Occidental seeks to acquire all of the outstanding partnership interests of CrownRock, L.P.
DAC	direct air capture
DASS	Diamond Alkali Superfund Site
DD&A	depreciation, depletion and amortization
DEL	Dolphin Energy Limited
DIB	diversity, inclusion and belonging
DOJ	U.S. Department of Justice
DSCC	Diamond Shamrock Chemicals Company
ECMC	Colorado Energy and Carbon Management Commission, formerly the Colorado Oil & Gas Conservation Commission
EDC	ethylene dichloride
EOR	enhanced oil recovery
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERG	Employee Resource Group
Exchange Act	Securities Exchange Act of 1934
FTC	Federal Trade Commission
GAAP	Generally accepted accounting principles
GHG	greenhouse gas
HLBV	Hypothetical Liquidation at Book Value
HSE	health, safety and environmental
HSR	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)
IRA	Inflation Reduction Act
IRS	Internal Revenue Service
Kerr-McGee	Kerr-McGee Corporation and certain of its subsidiaries
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mbbl/d	thousands of barrels per day
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day

ABBREVIATIONS USED WITHIN THIS DOCUMENT
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMbtu	million British thermal units
MMcf	millions of cubic feet
MMcf/d	million cubic feet per day
NAV	net asset value
NCI	Non-controlling interest
NEPA	National Environmental Policy Act
NGL	natural gas liquids
NPL	National Priorities List
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OCI	other comprehensive income
OECD	Organization for Economic Cooperation and Development
OEPC	Occidental Exploration and Production Company
OLCV	Occidental’s low-carbon ventures businesses
OPEC	Organization of the Petroleum Exporting Countries
Options	stock options
OTC	over-the-counter
OU	operable unit
OxyChem	Occidental Chemical Corporation, and its consolidated subsidiaries
the Plans	the stockholder-approved 2015 Long-Term Incentive Plan, as amended and restated, for certain employees and directors and the Phantom Share Unit Award Plan
PP&E	property, plant & equipment
PSC	production sharing contracts
PUD	proved undeveloped
Purchase Agreement
The Partnership Interest Purchase Agreement, dated as of December 10, 2023, by and among Occidental Petroleum Corporation, CrownRock Holdings, L.P., CrownRock GP, LLC, Coral Holdings LP, LLC and Coral Holdings GP, LLC

PVC	polyvinyl chloride
RCF	revolving credit facility
Reserves Committee	Corporate Reserves Review Committee
ROD	Record of Decision
RSUs	restricted stock units
Ryder Scott	Ryder Scott Company, L.P.
S&P 500	Standard & Poor’s 500 Stock Index
SEC	U.S. Securities and Exchange Commission
Second Request	Occidental and CrownRock each received a request for additional information and documentary material from the FTC in connection with the FTC’s review of the CrownRock Acquisition
Sellers	CrownRock Holdings, L.P., a Delaware limited partnership and CrownRock GP, LLC, a Delaware limited liability company, the Sellers under the Purchase Agreement
SOFR	Secured Overnight Financing Rate
Sonatrach	The national oil and gas company of Algeria
STEP	Strategic Technical Excellence Program
STRATOS	Occidental’s first large-scale DAC facility in Ector County, Texas
the Trust	Maxus Liquidating Trust
TSRI	total shareholder return incentive
UAE	United Arab Emirates
VCM	vinyl chloride monomer
WES	Western Midstream Partners, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2023 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2023

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
To enhance senior leadership’s engagement with employees, Occidental hosts quarterly executive virtual conversations where Occidental’s President and CEO, Vicki Hollub, and other executive officers review recent financial and operational performance as well as topics pertinent to employees. Occidental’s President and CEO also answers employee questions during these conversations. The quarterly executive virtual conversations form one piece of Occidental’s employee outreach and engagement, which consists of newsletters, focus groups and employee resource groups, among other channels and tools.

DIVERSITY, INCLUSION AND BELONGING
Occidental strives to create an environment where employees’ differences are appreciated, celebrated and encouraged. The Company’s human capital resources extend across several regions. Occidental has attracted, and continues to recruit, a diverse workforce of exceptional talent, including employees from many nations. This diversity enriches Occidental’s culture and its employees' experiences on the job and contributes to an innovative and effective business model that encourages local communities to thrive.
The DIB Advisory Board, which is chaired by Occidental’s President and CEO, and includes members of senior leadership, provides DIB governance and oversight to ensure that Occidental’s integrated DIB strategy is executed and aligns with Occidental’s mission, vision and strategic objectives. The DIB Ambassador Committee, which is chaired by Occidental’s Vice President of Diversity and Inclusion, consists of a diverse group of employee representatives from all business segments, domestic and international. This committee leads company-wide initiatives to raise DIB awareness through educational resources and programs. Educational sessions are available to the entire workforce for continued

OXY 2023 FORM 10-K	3

BUSINESS AND PROPERTIES
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
As part of Occidental’s integrated DIB strategy, the Human Resources department supports eleven Employee Resource Groups. An ERG is a group of employees who actively engage in communicating or gathering around a central purpose, mission, background or activity. ERGs can help advance inclusion and a sense of belonging of employees with a common set of interests and/or goals. The mission and goals of ERGs are fully aligned with Occidental’s expectation to be an employer, partner, and neighbor of choice. Each ERG is inclusive of all employees—everyone can benefit from and participate in an ERG, either as a member or an ally. Occidental’s ERGs are as follows:

•Allyship
•Asian Heritage Network
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
To attract and retain talent, Occidental has the Balanced Workplace Program under which eligible office-based employees may opt to work three days in the office and two days at home each week. The program affords employees more flexibility and promotes increased work-life balance.
In addition, Occidental has its global Strategic Technical Excellence Program to recruit, develop and retain highly skilled and valued geoscientists, engineers, scientists and other petrotechnical professionals who collectively drive innovation, advance performance and inspire the future of energy. STEP is a highly valued program for technical contributors to focus and advance on a technical, non-managerial career path and provides a competitive advantage for Occidental through the optimum application of technology. The Chief Petrotechnical Officer leads all aspects of STEP and reports directly to Occidental’s President and CEO.
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

Occidental has expanded on-demand professional and development classes and mentoring to enhance critical business skills, broaden employee networks, and engage its employees.

EMPLOYEE COMPENSATION AND BENEFITS
Occidental’s compensation and benefits program is designed to attract and retain the talent necessary to achieve its business strategy. The compensation and benefits program recognizes and rewards strong company and individual performance with competitive base salaries, an annual bonus program, recognition awards, long-term performance incentives and advancement opportunities. Occidental’s compensation and benefits program is routinely reviewed and benchmarked to ensure competitiveness and to provide the benefits that matter most to current and future employees.
Occidental strives to give employees the tools and resources they need to succeed both professionally and personally and to foster a safe and collaborative work environment. To that end, Occidental offers, and regularly evaluates, its comprehensive health, welfare and retirement and savings benefits plans, professional memberships and work/life balance

4	OXY 2023 FORM 10-K

BUSINESS AND PROPERTIES
benefits. It also provides programs to enhance and support employees’ overall well-being, including their physical, mental, social and financial health.

MENTAL HEALTH
Addressing well-being is imperative to ensure that Occidental’s employees stay resilient, healthy and productive. Over the past several years, Occidental has taken numerous steps to enhance the support of employee mental health. Occidental launched the global well-being campaign “Commit to You” to educate employees and leaders about how its benefits can support them under the four pillars of well-being: mental, physical, social and financial. Occidental also prioritized the importance of mental health and well-being through manager and employee programs and events. One program, sponsored by OxyHealth and the Mental Health Matters ERG, was a "Talk Saves Lives" conversation with the American Foundation for Suicide Prevention to learn about common risk factors, how to spot warning signs in others, and how to keep employees, loved ones, and those in the community safe. Occidental continues to be a member of One Mind at Work, an employer coalition dedicated to implementing a gold standard for workplace mental health by combating stigma, improving access to treatment and prevention services and fostering a psychologically safe culture.
In 2023, Occidental launched an enhanced mental health benefit through Lyra Health. Lyra Health provides cost-free mental and emotional healthcare that is effective, convenient and personalized to all employees and their dependents. Lyra Health professionals provide virtual or in-person support for a variety of mental health concerns including anxiety, depression, stress management, parenting challenges, relationship conflicts and sleep problems. Online tools, mental health courses and other resources are also available with guided meditations, videos and small group discussions to help improve well-being and provide personal and professional development.

HEALTH AND SAFETY
The health and safety of Occidental’s workforce and communities is a top priority as reflected in the Company's HSE and Sustainability Principles. Occidental’s Operating Management System sets expectations, provides guidance, training and resources, and empowers employees and contractors to stop any job or activity if they observe conditions that may give rise to a safety or environmental incident. In 2023, the Company focused on reducing incident severity, enhancing contractor safety programs and harmonizing safety systems, programs and tools. These efforts helped Occidental sustain its robust safety record and promote continued improvements and innovations in safety, efficiency, reliability and environmental stewardship.

WORKFORCE COMPOSITION
The below table approximates regional distribution of Occidental’s employees as of December 31, 2023:

	North America	Middle East	Latin America	Other (a)	Total (b)
Union	420	316	48	—	784
Non-Union	8,434	3,104	124	124	11,786
Total	8,854	3,420	172	124	12,570
(a)Other headcount included North Africa, Europe and Asia.
(b)Included approximately 2,900 employees in OxyChem.

The below table approximates the self-reported gender and ethnicity, excluding non-specified ethnicities, of Occidental’s domestic leadership and other employees as of December 31, 2023. Executive and senior officials and managers are considered top leadership while first- and mid-level officials and managers are considered junior leadership. Individual contributors are excluded from the leadership categories but included in all employee percentages.

	Male	Female	White	non-White
All employees	77%	23%	65%	35%
All leadership	78%	22%	74%	26%
Top leadership	81%	19%	85%	15%
Junior leadership	78%	22%	73%	27%

Occidental has also publicly disclosed the Consolidated EEO-1 Report submitted in 2023 to the U.S. Equal Employment Opportunity Commission for the 2022 fiscal year, which can be found on the sustainability section of Occidental’s website.

OXY 2023 FORM 10-K	5

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
Information contained on Occidental’s website is not part of or incorporated into this Form 10-K or any other filings with the SEC.

6	OXY 2023 FORM 10-K

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

COMPETITION
As a producer of oil, NGL and natural gas, Occidental competes with numerous other domestic and international public, private and government producers. Oil, NGL and natural gas are sensitive to prevailing global and local market conditions, as well as anticipated market conditions. Occidental’s competitive strategy relies on producing hydrocarbons in a capital efficient manner through developing conventional and unconventional fields and utilizing primary, secondary (waterflood) and tertiary (CO2 and steam flood) recovery techniques in areas where Occidental has a competitive advantage as a result of its successful operations or investments in shared infrastructure. Occidental also competes to develop and produce its worldwide oil and gas reserves safely, sustainably and cost-effectively, maintain a skilled workforce and use high quality service providers. Occidental believes that its core competencies in CO2 separation, transportation, use, recycling and storage in EOR provide a competitive advantage over its peers as the world transitions to a less carbon-intensive economy and seeks to remove CO2 from the atmosphere.

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

COMPARATIVE OIL AND GAS PROVED RESERVES AND SALES VOLUMES
Oil and NGL is in MMbbl; natural gas is in Bcf.

	2023					2022					2021
	Oil	NGL	Gas	Boe	(a)	Oil	NGL	Gas	Boe	(a)	Oil	NGL	Gas	Boe	(a)
Proved Reserves
United States	1,600	802	4,235	3,108		1,639	654	4,073	2,972		1,466	564	3,419	2,600
International	340	181	2,117	874		274	192	2,277	845		305	202	2,431	912
Total	1,940	983	6,352	3,982		1,913	846	6,350	3,817		1,771	766	5,850	3,512
Sales Volumes
United States	195	90	480	365		185	83	445	342		182	79	477	341
International(b)	39	13	176	81		41	12	164	81		44	12	172	85
Total	234	103	656	446		226	95	609	423		226	91	649	426
(a)Natural gas volumes are converted to Boe at six Mcf of gas per one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.
(b)Excluded sales volumes related to Occidental’s discontinued operations in 2021.

OXY 2023 FORM 10-K	7

BUSINESS AND PROPERTIES

CHEMICAL OPERATIONS

GENERAL
OxyChem owns and operates manufacturing plants at 21 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, Ohio, Tennessee and Texas and at two international sites in Canada and Chile.

COMPETITION
OxyChem competes with numerous other domestic and international chemical producers. OxyChem’s market position was first or second in the United States in 2023 for the principal basic chemical products it manufactured and marketed as well as for VCM. OxyChem ranks in the top three producers of PVC in the United States. OxyChem’s competitive strategy is to be a low-cost producer of its products in order to compete on price.
OxyChem produced the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Raw material for EDC, water treatment and pharmaceuticals	3.2 million tons
Caustic soda	Pulp, paper and aluminum production	3.3 million tons
Chlorinated organics	Refrigerants (a), silicones and pharmaceuticals	1 billion pounds
Potassium chemicals	Fertilizers, batteries, soaps, detergents and specialty glass	0.4 million tons
EDC	Raw material for VCM	2.1 billion pounds
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	150 million pounds
Sodium silicates	Catalysts, soaps, detergents and paint pigments	0.6 million tons
Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons
Vinyls
VCM	Precursor for PVC	6.2 billion pounds
PVC	Piping, building materials and automotive and medical products	3.7 billion pounds
Ethylene	Raw material for VCM	1.3 billion pounds (b)
(a)Includes 4CPe, a raw material used in making next generation refrigerants with low global warming and zero ozone depletion potential.
(b)Amount is gross production capacity for 50/50 joint venture with Orbia.

8	OXY 2023 FORM 10-K

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

LOW-CARBON BUSINESSES
Leveraging Occidental’s carbon management expertise, OLCV primarily focuses on advancing carbon removal and CCUS projects, including developing and commercializing DAC technology. OLCV also invests in third-party entities that are developing technologies to advance other low-carbon initiatives, including NET Power, a clean energy technology company. In 2023, Occidental acquired Carbon Engineering, a developer of DAC technology, and entered into a joint venture with BlackRock on the construction of STRATOS, Occidental’s first large-scale DAC facility in Ector County, Texas.

COMPETITION
Occidental’s midstream and marketing businesses operate in competitive and highly regulated markets. Occidental competes for capacity and infrastructure for the gathering, processing, transportation, storage and delivery of its products, which are sold at current market prices or on a forward basis to refiners, end users and other market participants. Occidental’s marketing business competes with other market participants on exchange platforms and through other bilateral transactions with direct counterparties. OLCV and its businesses and investees also face a broad range of competitors, with nascent markets for low-carbon products and CO2 removal credits that are subject to rapidly changing laws, regulations, policies and reporting and verification mechanisms that can significantly impact the financing, construction and operation of projects and the development of markets.
Occidental’s midstream and marketing operations are conducted in the locations described below as of December 31, 2023:

Location	Description	Capacity (a)
Gas Plants
Texas, New Mexico and Colorado	Occidental and third-party-operated natural gas/CO2 gathering, compression and processing systems	2.2 Bcf/d
Texas, Rocky Mountains and Other	Equity investment in WES - gas processing facilities	5.2 Bcf/d
UAE	Natural gas processing facilities for Al Hosn Gas	1.45 Bcf/d
Pipelines and Gathering Systems
Texas, New Mexico and Colorado	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	2.8 Bcf/d
Qatar, UAE and Oman	Equity investment in the DEL natural gas pipeline	3.2 Bcf/d
United States	Equity investment in WES involved in gathering and transportation	15,794 miles of pipeline
Power Generation
Texas and Louisiana	Occidental-operated power and steam generation facilities	1,218 megawatts of electricity and 1.6 million pounds of steam per hour
OLCV
Texas	Occidental-owned solar generation facility	16.8 megawatts of electricity
Texas	Equity investment in a near-zero emission natural gas based power generation demonstration facility	up to 50 megawatts of electricity
(a)Amounts are gross, including interests held by third parties.

OXY 2023 FORM 10-K	9

RISK FACTORS

ITEM 1A.    RISK FACTORS
Risks related to government regulations and the environment

Government actions and political instability may adversely affect Occidental’s businesses and results of operations.
Occidental’s businesses are subject to, and may be adversely affected by, the actions and decisions of many federal, state, local and international governments and political interests. As a result, Occidental faces risks of:

■New or amended laws and regulations, or new or different applications or interpretations of existing laws and regulations, including those related to drilling, manufacturing or production processes (including flaring and well stimulation techniques such as hydraulic fracturing and acidization), pipelines, labor and employment, taxes, royalty rates, permitted production rates, entitlements, import, export and use of raw materials, equipment or products, use or increased use of land, water and other natural resources, air emissions (including restrictions, taxes or fees on emissions of methane, CO2, or other substances), water recycling and disposal, waste minimization and disposal, public and occupational health and safety, the manufacturing of chemicals, asset integrity management, the marketing or export of commodities, security, environmental protection, and climate change-related and sustainability initiatives, all of which may restrict or prohibit activities of Occidental or its contractors or customers, increase Occidental’s costs or reduce demand for Occidental’s products;
■Violation of certain laws and regulations, which may result in strict, joint and several liability and the imposition of significant administrative, civil or criminal fines and penalties and may also result in liability for remedial actions or assessments. Litigation, orders or other proceedings asserting strict, joint and several liability under such laws and regulations may seek to impose significant administrative, civil or criminal fines and penalties, damages or remedial actions or to require significant changes to, or even closure of, facilities or operations;
■Refusal of, or delay in, the extension or grant of exploration, development or production contracts or leases; and
■Development delays and cost overruns due to approval delays for, or denial of, drilling, construction, environmental and other regulatory approvals, permits and authorizations.

Examples of provisions of recent U.S. federal statutes and regulations that affect key aspects of taxation, land use and production or manufacturing operations and present the foregoing types of risks are described in this risk factor, and examples of those regarding climate change and GHG and other air emissions are described in the next risk factor below.
In August 2022, Congress passed and President Biden signed the IRA, which imposed new or reinstated corporate taxes and fees, including those described below, that could have an adverse effect on Occidental’s tax liability. The IRA enacted a new corporate alternative minimum tax (CAMT) that, starting in tax year 2023, imposes a 15% minimum tax on the adjusted financial statement income (AFSI), net the CAMT foreign tax credit, of corporations with average AFSI exceeding $1 billion for three preceding consecutive tax years. In 2023, the IRS issued five notices providing interim guidance on the CAMT and has indicated it will promulgate CAMT regulations in 2024. The IRA also imposed a 1% excise tax on the aggregate fair market value of corporate share repurchases, net of certain corporate share issuances and other adjustments, by certain corporations during the taxable year. In 2023, the IRS issued two notices containing interim guidance clarifying that corporations are not required to report or pay the excise tax until such time and in such manner dictated by IRS regulations that are expected to be issued in 2024. The IRA also provided significant policy support and incentives, including enhanced tax credits, for DAC, CCUS, hydrogen and other low-carbon projects. Finally, the IRA expanded GHG emissions reporting requirements and imposed a new methane emissions charge on owners or operators of various U.S. oil and gas facilities, as described in the next risk factor on climate change and GHG emissions. For additional discussion of such matters, see Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
In November 2021, Congress passed and President Biden signed the Infrastructure Investment and Jobs Act (IIJA). The IIJA reinstated, effective in July 2022, the federal Superfund chemical excise taxes on various listed taxable chemicals that OxyChem manufactures, produces or imports, such as chlorine, sodium hydroxide and ethylene, subject to certain exceptions such as methane used for fuel and exported chemical products. These excise taxes could lead to higher costs and impact margins. The IIJA also authorized federal support, including grants, loans and loan guarantees, for low-carbon ventures and infrastructure, including grants for DAC and CCUS research, development and demonstration, carbon transport and storage infrastructure and permitting, carbon utilization and market development, and carbon removal. In August 2023, 1PointFive, LLC, a wholly owned subsidiary of Occidental (1PointFive), was selected to receive a grant from the U.S. Department of Energy’s Office of Clean Energy Demonstrations for the development of its South Texas DAC Hub. The amount of the grant has not been established and it is subject to completion of agreements with the DOE. The awarding of grants or other federal support under various statutes could affect the selection and deployment of competing low-carbon technologies and the financing and market acceptance of proposed projects of Occidental and its competitors.
In January 2021, President Biden issued an executive order that, among other things, called for the elimination of fossil fuel subsidies from federal budget requests beginning in 2022 and announced a moratorium on new oil and gas leases on federal lands and offshore waters pending a review of existing leases and permitting practices. The moratorium was subject to legal challenge, and in August 2022, the U.S. District Court for the Western District of Louisiana permanently enjoined the moratorium as to 13 states that filed a lawsuit against the action.
Federal resource agencies have sought to significantly restrict or delay leasing and access to federal lands for oil and gas exploration, production and infrastructure, to increase royalty rates, fees and bonding requirements, to impose

10	OXY 2023 FORM 10-K

RISK FACTORS

significant preconditions, restrictions or delays on permitting, and in certain locations, to prohibit or significantly restrict oil and gas activities under various federal laws, including the IRA, Outer Continental Shelf Land Act, Federal Land Policy and Management Act, Mineral Leasing Act, Mineral Leasing Act for Acquired Lands, Federal Onshore Oil and Gas Leasing Reform Act, NEPA, Marine Mammal Protection Act, Migratory Bird Treaty Act and Endangered Species Act (ESA). For example, offshore leasing is important for Occidental to sustain GOM production and reserves over the long term. The BOEM sought to cancel recent offshore lease sales in 2022 in response to litigation brought by advocacy groups and because its 2017-2022 Outer Continental Shelf Oil and Gas Leasing Program was expiring. After the IRA mandated the reinstatement of those lease sales, as well as increased royalty rates, rental rates and minimum bids and additional fees for offshore and onshore leasing, the BOEM sought in August 2023 to exclude six million acres from Lease Sale 261 and to impose other conditions restricting vessel activity that BOEM contended would protect habitat of the Rice’s whale, which was listed by the National Marine Fisheries Service (NMFS) as an endangered subspecies of the Bryde’s whale in 2019. After the U.S. District Court for the Western District of Louisiana ordered the BOEM to conduct the sale without the exclusion of acreage and restrictions the BOEM had proposed with respect to the Rice’s whale, and the U.S. Court of Appeals for the Fifth Circuit upheld that order, the BOEM conducted Lease Sale 261 in December 2023. In December 2023, the BOEM also published its Record of Decision and Approval of the 2024-2029 National Outer Continental Shelf Oil and Gas Leasing Program that includes a maximum of three potential GOM oil and gas lease sales during this period. The BOEM noted it is “the fewest oil and gas lease sales in history,” and that it was adopting those sales in response to a provision of the IRA that tied offshore wind leasing to a minimum level of offshore oil and gas leasing until 2032.
Regarding onshore federal oil and gas leasing, the BLM in June 2022 resumed lease sales on a limited scale that excluded 80% of the planned acreage following environmental review, and at a higher royalty rate, after the Biden Administration’s pause of leasing through an executive order was enjoined. In July 2023, the BLM proposed regulations to revise its oil and gas leasing process to implement the IRA’s increases in royalty rates, rental rates and minimum bids, but also to prioritize leasing in areas with known resource potential and in proximity to existing oil and gas infrastructure and avoid leasing in areas with competing uses such as recreation, wildlife habitat, conservation and historical and cultural resources, increased bonding requirements for leasing, development and production, new reporting and operational requirements for temporarily abandoned wells and potentially change the term of an approved application for permit to drill. The BLM is expected to promulgate final regulations on its leasing process in 2024. In July 2023, the U.S. Department of the Interior announced a proposed rule revising bonding requirements, royalty rates and minimum bids for the onshore federal oil and gas leasing program. If the foregoing regulations are finalized, Occidental’s subsidiaries could incur increased federal royalties and face restrictions on future potential drilling sites or infrastructure on federal lands.
In June 2022, advocacy groups filed a petition in the U.S. District Court for the District of Columbia against the BLM seeking to invalidate numerous drilling permits for oil and gas wells on federal lands in New Mexico and Wyoming, and potentially other states, that were approved by the BLM under the Biden Administration, including certain permits obtained by Occidental subsidiaries. The plaintiffs allege that the BLM failed to comply with various statutes, including NEPA, the ESA and the Federal Land Policy and Management Act, by not adequately addressing GHG emissions and climate change in the environmental documents underlying the approvals. Occidental, other producers and multiple trade associations have intervened. In November 2023, the U.S. District Court for the District of Columbia dismissed the case. Plaintiffs have filed an appeal. Similar cases challenge permits issued to other operators with respect to the BLM’s consideration of GHG and other air emissions under NEPA and other statutes.
In January 2023, the White House Council on Environmental Quality (CEQ) released interim guidance directing federal agencies to consider climate change-related effects as part of the NEPA review process. In June 2023, the President signed the Fiscal Responsibility Act (FRA), which amended NEPA to streamline the application and documentation process for agency environmental reviews, set time limits on those reviews, and narrow the scope of agency consideration. In July 2023, the CEQ proposed amendments to NEPA’s implementing regulations, which include defining “effects” to include “climate change-related effects.” The CEQ is expected to issue final NEPA regulations to implement the FRA’s amendment and its final NEPA guidance for consideration of GHG emissions and climate change. Litigation over NEPA environmental reviews by advocacy groups and associated delays in federal agency actions have significantly delayed or increased costs, impacted financing, or led to the cancellation of proposed domestic energy, manufacturing and infrastructure projects, and such litigation and delays could adversely affect such projects in the future, including those involving Occidental or its subsidiaries, joint ventures or customers.
Although the foregoing revisions to federal onshore and offshore leasing, the CEQ’s interim guidance and proposed NEPA regulations, and related lawsuits have not affected to date Occidental’s existing production or planned 2024 drilling and completions activity, restrictions, uncertainty, or litigation regarding federal lease sales and permits and associated royalty and regulatory requirements could impact the future ability to develop resources efficiently on federal lands or in projects that require federal actions on private or state lands.
Significant areas of the Permian Basin in West Texas and Southeast New Mexico are subject to current or proposed land use restrictions under the ESA. On June 30, 2023, the U.S. Fish and Wildlife Service (FWS) proposed listing the Dunes Sagebrush Lizard as an endangered species under the ESA. In November 2022, the FWS published a final rule listing the Lesser Prairie Chicken as endangered. Although Occidental has entered into voluntary conservation agreements with respect to these and other species and their associated habitat in the Permian Basin, listing of such species may impose significant operational requirements and costs and increase the potential for litigation and enforcement actions. In July 2023, the NMFS proposed a critical habitat designation for the Rice’s whale in the GOM, which the NMFS intends to finalize in 2024 pursuant to a settlement agreement with advocacy groups. Under this designation the NMFS may seek to impose

OXY 2023 FORM 10-K	11

RISK FACTORS

conditions on offshore oil and gas development and vessel activity that supports such development, which could affect Occidental’s exploration, development and operations in the GOM.
Certain states where Occidental's subsidiaries conduct oil and gas operations have adopted or proposed significant land use and permitting laws and regulations that would impose siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures, require additional permitting, notification and monitoring requirements for various oil and gas drilling, completions, hydraulic fracturing and production operations or various types of wells and facilities, limit leasing or use of state lands or increase royalty rates, rental rates and fees for such use, increase bonding, plugging and abandonment, and reclamation requirements, and impose other operational restrictions. While, as of December 31, 2023, Occidental's subsidiaries maintained a significant inventory of permits and permit applications with applicable regulatory agencies for a substantial portion of their planned 2024 drilling and completions activity, any significant regulatory delays could result in changes to the Company’s development program and its ability to establish new proved undeveloped locations by meeting the SEC’s “reasonably certain” threshold for adding PUD reserves.
Texas and New Mexico have experienced an increase in seismic activity in recent years, with events measuring magnitude 4 or greater in each state. In 2021, both states issued guidelines for operators to prevent or mitigate seismic activity, focused on produced water disposal wells. These guidelines also require operators to implement response plans for activities within agency-designated seismic response areas (SRAs). These states have curtailed water disposal and suspended disposal permits in SRAs, particularly in deep disposal wells. Occidental does not operate deep disposal wells in the SRAs established by the state agencies to date, and its shallow disposal wells have been authorized to operate at agency-approved volumes, pressures or injection rates. Occidental also utilizes central water treatment and recycling facilities that reduce the need for disposal of produced water. Certain contractors that dispose of Occidental’s surplus produced water have been affected by agency actions in SRAs, but to date have found alternatives that enable continued disposal. Actions by agencies and companies to shift produced water disposal to shallower disposal zones is believed to alleviate seismic activity, but can increase the pressure in those shallower zones, which may increase costs of drilling and well construction through those zones or affect the ability to access underlying oil and gas formations. While Occidental’s ability to drill and complete wells or to dispose of surplus produced water has not been significantly affected by these seismic guidelines to date, increased seismicity, or responses to seismic events by agencies and companies such as curtailing or relocating disposal, could impact the location, timing and cost of Occidental’s development program and existing operations in or near SRAs.
In 2016, the Toxic Substances Control Act (TSCA) was amended to expand the EPA’s authority to evaluate and regulate new and existing chemicals. The EPA is currently evaluating, or developing regulations with respect to, certain chemicals that OxyChem produces or uses in its chemical manufacturing operations. In 2022, the EPA issued a proposed rule with respect to one chemical used in OxyChem’s manufacturing operations and several other chemicals that OxyChem produces and sells. The EPA is expected to issue final regulations under the 2016 TSCA amendments with respect to these chemicals in 2024. The EPA is also soliciting public comment on commencing risk evaluations of additional chemicals that OxyChem manufactures or uses, including vinyl chloride, as well as changes to its TSCA procedures for data collection and risk evaluation. Depending on the scope of any such final regulations, or of future TSCA regulations, OxyChem’s and its customers’ ability to use certain chemicals or to manufacture or sell certain of its products could be restricted or phased out and OxyChem’s costs could increase.
In addition, Occidental has experienced and may continue to experience adverse consequences, such as risk of loss or production limitations, because certain of its international operations are located in countries that may be affected by political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions. Exposure to such risks may increase if a greater percentage of Occidental’s future oil and gas production or revenue comes from international sources.

Climate change and further regulation of GHG and other air emissions may adversely affect Occidental’s businesses and results of operations.
Continuing political, social and industry attention to climate change has resulted in both existing and pending international agreements and national, regional and local legislation and regulatory programs to reduce GHG emissions. The Biden Administration has identified climate change as a priority and has issued executive orders and proposed regulations to prohibit or restrict oil and gas development activities in certain areas. In addition to the government actions described above, in February 2021, the Biden Administration established an Interagency Working Group (IWG) to assign a price to the impact of each metric ton of GHG emissions, called the social costs of GHGs (SC-GHG), that federal agencies could use to assess the benefits of more stringent GHG regulations and policy support for low-carbon projects. The IWG set an interim value of $51 per metric ton of CO2 emissions in 2020 at a 3% discount rate, which has been subject to legal challenge. Challenges to the interim value have thus far been rejected in two federal appellate courts. In September 2023, based on recommendations from the IWG, the Biden Administration directed federal agencies to expand the use of SC-GHG estimates to assess the benefits of federal programs and regulations in their budgeting, discretionary grants and procurement, and to apply the SC-GHG in calculating penalties in enforcement proceedings and in environmental reviews under NEPA for use in permitting decisions and other regulatory activities. In November 2023, the EPA utilized a range of SC-GHG significantly higher than the IWG’s interim value to support its final regulation of methane and volatile organic compounds (VOCs) described below. In December 2023, the Administration released a memorandum from the IWG inviting federal agencies to “use their professional judgment” to determine which SC-GHG estimates they would apply in a particular

12	OXY 2023 FORM 10-K

RISK FACTORS

context. Collectively, these efforts have the potential to significantly increase both the policy support for low-carbon ventures and the scope of regulations that apply to Occidental’s industry segments and facilities, including those described below.
In June 2021, Congress and President Biden reinstated the methane provisions of the EPA’s 2012 and 2016 regulations, an action that Occidental supported. In November 2021 and November 2022, the EPA respectively proposed for public comment a framework for expanded federal regulation of methane and VOC emissions and the proposed regulations to cover a broader set of new upstream and midstream oil and gas operations, as well as various existing operations. In December 2023, the EPA issued its final new source performance standards (NSPS) to directly regulate methane and VOC emissions from nearly all U.S. onshore oil and gas wells and facilities that were new, modified or reconstructed after December 6, 2022, and Emissions Guidelines (EG) that are similar to federal NSPS for states to apply to existing oil and gas wells and facilities through state implementation plans requiring EPA approval and required to take effect no later than 2029. These regulations expand leak detection and repair programs, require rapid reporting and correction of larger emission sources the EPA calls “super emitters”, require additional emission controls for new and existing wells and facilities and certain types of activities, phase out routine flaring, require replacement or conversion of certain emitting equipment such as gas-driven pneumatic controllers and pumps, and encourage the use of advanced technologies to detect and measure methane emissions. In November 2022, the BLM also proposed regulations to restrict venting and flaring from oil and gas operations on federal lands. A final rule has yet to be issued.
In June 2022, the EPA proposed to amend its GHG Reporting Rule with respect to oil and gas operations and several other industry sectors. In August 2022, the IRA also directed the EPA to update its GHG Reporting Rule to require greater use of measurements or empirical data, instead of emissions factors. Accordingly, the EPA proposed regulations in June 2023 to amend Subpart W that applies to most U.S. oil and gas facilities to incorporate additional oil and gas equipment and sources, including a category of “other larger release events”, revise existing emissions estimation methodologies and calculations, including the global warming potential (GWP) of methane and other GHGs, and increase data collection, particularly for new or modified emissions sources. The EPA is expected to promulgate the final Subpart W regulations in 2024, and to apply the revised GWPs to 2024 emissions, with the other changes applicable to emissions starting in 2025. These proposed amendments could increase Occidental’s reported estimated emissions from certain sources or types of equipment in its U.S. oil and gas operations. In April 2023, the EPA released a supplemental proposed rule that would revise the GWP and several other subparts of the GHG Reporting Rule, including the reporting that Occidental submits as a CO2 supplier and for the injection of CO2, and add a new reporting category for sequestration of CO2 associated with enhanced oil recovery. The EPA is expected to promulgate these final GHG regulations in 2024 with the same effective date as expected for the final Subpart W regulations.
The IRA also established an escalating methane emissions charge that the EPA will impose, subject to certain statutory exemptions, on upstream and midstream oil and gas facilities subject to reporting under Subpart W of the GHG Reporting Rule per metric ton of methane emissions above specified intensity thresholds for applicable sectors of the oil and gas industry. The charge starts at $900 per metric ton of methane emitted above applicable thresholds in 2024, and increases to $1,200 per ton in 2025, and $1,500 per ton in 2026 and thereafter. In January 2024, the EPA proposed for public comment regulations to implement the methane emissions charge and calculate the charge to be paid by owners or operators of covered oil and gas facilities.
The EPA proposed several other regulations of GHG emissions in 2023 that it is expected to finalize in 2024, including NSPS and EG for electric generating units, multi-pollutant emissions standards for light- and medium-duty vehicles and GHG emissions standards for heavy-duty vehicles.
As part of its development of five proposed sequestration hubs, 1PointFive has filed multiple permit applications with the EPA for Class VI CO2 sequestration wells in Louisiana and Texas. These permits are necessary to construct and operate sequestration hubs. In December 2023, the EPA granted Louisiana primary authority for permitting and oversight of Class VI sequestration wells, and 1PointFive expects that the Louisiana Department of Natural Resources will assume permitting authority over its pending applications in the state in February 2024. Texas has also applied for such authority, a process which is expected to take up to two years, so 1PointFive expects that the EPA will continue to process its pending Class VI permit applications in Texas. Denial of Class VI permits or significant delays in their issuance could adversely affect the cost, timing, financing and competitiveness of 1PointFive’s planned hub development.
Several state governments have also established rules aimed at reducing GHG emissions, some including GHG cap and trade programs and others directly regulating equipment that emits GHGs, including methane, and other compounds. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, including refineries and natural gas processing plants, to acquire and surrender emission allowances. Other U.S. states where Occidental operates, including Colorado, New Mexico and Texas, adopted or proposed new regulations, policies or strategies in recent years that increase inspection, recordkeeping, reporting, enforcement and controls on flaring, venting and equipment that emit methane and other compounds at oil and gas facilities. In certain instances, these states anticipate tying the processing and active status of oil and gas permits, including drilling permits, to air emissions and compliance. For example, Colorado has established GHG intensity targets for DJ Basin operators in 2025, 2027 and 2030, which Occidental currently meets. In October 2023, California enacted legislation addressing the disclosure of GHG emissions, climate-related risks, certain environmental claims and the use or sale of voluntary carbon offsets.
Additionally, in March 2022, the SEC proposed climate disclosure rules that would require public companies to significantly increase disclosure of GHG emissions and strategies, targets, costs and risks associated with climate change and the energy transition, which the SEC is expected to finalize in 2024. The DOE is implementing several environmental and climate-focused initiatives, including funding low-carbon and emissions reduction projects and setting national energy efficiency standards for residential, commercial and industrial appliances and equipment that promote electrification.
Global efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-

OXY 2023 FORM 10-K	13

RISK FACTORS

based fuels, including plans developed in connection with the Paris climate conference in December 2015, the Katowice climate conference in December 2018 and the United Nations’ climate change conferences since 2021. In January 2023, the European Union (EU) enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of environmental, social, and governance (ESG) topics for both EU and certain non-EU companies. Numerous countries have also begun proposing climate-related frameworks aligned with the standards of the International Sustainability Standards Board.
These and other government actions relating to GHG and other air emissions are expected to require Occidental to incur increased operating and maintenance costs including higher rates charged by service providers and costs to purchase, operate and maintain emissions control systems, acquire emission allowances, pay taxes or fees for methane or carbon emissions and comply with new regulatory or reporting requirements; and they could prevent Occidental from conducting oil and gas development activities in certain areas. They could also promote the use of alternative sources of energy and thereby decrease demand for oil, NGL, natural gas and other products that Occidental’s businesses produce, and could also materially impact OLCV’s current or future operations and strategy. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil, NGL, natural gas or other products produced by Occidental’s businesses and lower the value of its reserves. Consequently, government actions designed to reduce GHG emissions could cause Occidental to make changes with respect to its business plan, operations and assets that may impact its business and financial performance and could have an adverse effect on its businesses, financial condition, results of operations, cash flows and reserves.
It is difficult to predict the timing, certainty and scope of such government actions and their ultimate effect on Occidental, which could depend on, among other things, the type and extent of GHG emissions reductions required, the availability and price of emission allowances or credits, the availability and price of alternative fuel sources, the energy sectors covered. Occidental’s ability to recover the costs incurred through its operating agreements or the pricing of its oil, NGL, natural gas and other products and whether service providers are able to pass increased costs through to Occidental.

Compliance costs and liabilities associated with health, safety and environmental laws and regulations could have a material adverse effect on Occidental’s or its subsidiaries’ businesses, financial condition and results of operations.
Occidental and its subsidiaries and their respective operations are subject to numerous laws and regulations relating to public and occupational health, safety and environmental protection, including those governing GHG and other air emissions, water use and discharges, waste management, environmental remediation and protection of wildlife and ecosystems. The requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. Costs of compliance with these laws and regulations are significant and can be unpredictable. These laws sometimes provide for strict liability for events that pose an impact or threat to public health and safety or to the environment, including for funding or performance of remediation and, in some cases, compensation for alleged personal injury, property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs. Strict liability can render Occidental or its subsidiaries liable for damages without regard to their degree of care or fault. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances or materials, and, as a result, Occidental or its subsidiaries could be liable for the actions of others.
Occidental and its subsidiaries use and generate hazardous substances or materials in their respective operations. In addition, many of their current and former properties are, or have been, used for industrial purposes. Accordingly, Occidental or its subsidiaries have been, and could become, subject to significant liabilities relating to the investigation, assessment and remediation of potentially contaminated properties and to claims alleging personal injury or property damage as a result of exposures to, or releases of, hazardous substances or materials. For example, as of the date of this filing, Occidental believes its range of reasonably possibly additional losses of its subsidiaries for environmental remediation beyond those amounts currently recorded could be up to $2.6 billion on a consolidated basis. For additional discussion of such matters, see Note 12 – Environmental Liabilities and Expenditures and Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
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
The occurrence of severe weather events such as hurricanes, floods, freezes and heat waves, droughts, earthquakes or other acts of nature, pandemics, well blowouts, fires, explosions, pipeline ruptures, chemical releases, oil releases, including maritime releases, releases into navigable waters and groundwater contamination, material or mechanical failure, power outages, industrial accidents, physical or cyber attacks, abnormally pressured or structured formations and other events that cause operations to cease or be curtailed may negatively affect Occidental’s businesses and the communities in which it operates. Coastal operations are particularly susceptible to disruption from severe weather events. The foregoing events may present acute risks such as specific storms or wildfires or chronic risks such as sea level rise or water scarcity. Any of these risks could adversely affect Occidental’s ability to conduct operations or result in substantial losses as a result of:

14	OXY 2023 FORM 10-K

RISK FACTORS

■Damage to and destruction of property and equipment, including property and equipment owned by third parties which its operations rely upon;
■Impacts to Occidental’s workforce and local communities;
■Damage to natural resources;
■Pollution and other environmental damage, including spillage or mishandling of recovered chemicals or fluids;
■Regulatory investigations, fines and penalties;
■Loss of well location, acreage, expected production and related reserves;
■Suspension or delay of its operations;
■Substantial liability claims; and
■Significant repair and remediation costs that increase its breakeven economics.

Third-party insurance may not provide adequate coverage or Occidental or its subsidiaries may be self-insured with respect to the related losses. In addition, under certain circumstances, Occidental or its subsidiaries may be liable for environmental conditions on properties that they currently own, lease or operate that were caused by previous owners or operators of those properties. As a result, Occidental or its subsidiaries may incur substantial liabilities to third parties or government entities for environmental matters for which they do not have insurance coverage, which could reduce or eliminate funds available for exploration, development, acquisitions or other investments in their respective businesses, or cause them to incur losses.

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
■The impacts of the members of OPEC and non-OPEC member-producing nations that may agree to and maintain production levels;
■The ongoing global impact of the Russia-Ukraine war and conflicts in the Middle East;
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
■Domestic and international government regulations and taxes, including those that restrict the export of hydrocarbons;
■Shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil, NGL and natural gas;
■Additional or increased nationalization and expropriation activities by international governments;
■The impact and uncertainty of world health events, including pandemics and epidemics;
■The effect of releases from or replenishment of the U.S. Strategic Petroleum Reserve;
■Volatility in commodity markets;
■The effect of energy conservation efforts; and
■Global inventory levels and general economic conditions, including potential economic slowdowns or recessions, domestically or internationally.

OXY 2023 FORM 10-K	15

RISK FACTORS

The long-term effects of these and other conditions on the prices of oil, NGL, natural gas and chemical products are uncertain and there can be no assurance that the demand or pricing for Occidental’s products will follow historic patterns in the near term. Prolonged or substantial decline, or sustained market uncertainty, in these commodity prices may have the following effects on Occidental’s businesses:

■Adversely affect Occidental’s financial condition, results of operations, liquidity, ability to reduce debt, access to and cost of capital, and ability to finance planned capital expenditures or planned acquisitions, pay dividends and repurchase shares;
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

Generally, Occidental’s historical practice has been to remain exposed to the market prices of commodities. As of December 31, 2023, there were no active commodity hedges in place. Management may choose to put hedges in place in the future for oil, NGL and natural gas commodities. Commodity price risk management activities may prevent Occidental from fully benefiting from price increases and may expose it to regulatory, counterparty credit and other risks.
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
Oil, NGL and natural gas exploration and production activities are subject to numerous risks beyond Occidental’s control, including the risk that drilling will not result in commercially viable oil, NGL and natural gas production. In its development and exploration activities, Occidental bears the risks of:

■Equipment failures;
■Construction delays;
■Escalating costs for, competition for, shortages of or delays in services, materials, supplies, equipment or labor;
■Increasing prices as a result of broad inflation;
■Property or border disputes;
■Disappointing drilling results or reservoir performance;
■Title problems and other associated risks that may affect its ability to profitably grow production, replace reserves and achieve its targeted returns;
■Actions by third-party operators of its properties;
■Delays imposed by or resulting from compliance with permits, laws, regulations or litigation and costs of drilling wells on lands subject to complex development terms and circumstances; and
■Oil, NGL and natural gas gathering, transportation and processing availability, restrictions or limitations.

Exploration is inherently risky and is subject to delays, misinterpretation of geologic or engineering data, unexpected geologic conditions or finding reserves of disappointing quality or quantity, which may result in significant losses.

Claims, litigation, government investigations and other proceedings may adversely affect Occidental’s businesses, consolidated financial position, results of operations and cash flows.
Occidental is subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including regarding its drilling, manufacturing or production processes, commercial disputes, environmental compliance, public health and safety and taxes. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, Occidental may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of its estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on Occidental’s businesses, consolidated financial position, results of operations and cash flows.
For additional discussion of some of these matters, see Note 12 – Environmental Liabilities and Expenditures and Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

16	OXY 2023 FORM 10-K

RISK FACTORS

Disruptions in the political, regulatory, economic, and social environments of the countries in which Occidental operates could adversely affect its reputation, financial condition, results of operations and cash flows.
Occidental’s non-U.S. operations accounted for approximately 16% of its consolidated revenue in 2023, 15% in 2022 and 16% in 2021. Operations in non-U.S. countries with varying degrees of political, legal and economic stability expose Occidental to a wide range of developments that could result in contractual, legal or regulatory changes. Instability and unforeseen changes in any of the markets in which Occidental operates could result in business disruptions or operational challenges that may adversely affect the demand for Occidental’s products and services, or its reputation, financial condition, results of operations or cash flows. These factors include, but are not limited to, the following:

■    Uncertain or volatile political, social, and economic conditions;
■    Social unrest, acts of terrorism, war, or other armed conflict;
■    Public health crises and other catastrophic events, such as pandemics;
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

In addition, the U.S. government has the authority to prevent or restrict Occidental from doing business in foreign jurisdictions or with certain parties. These restrictions and similar restrictions imposed by foreign governments have in the past limited Occidental’s ability to operate in, or gain access to, opportunities in various jurisdictions. Changes in domestic and international policies and regulations may also restrict the Company’s ability to obtain or maintain licenses or permits necessary to operate in foreign jurisdictions, including those necessary for drilling and development of wells. Similarly, the declaration of a “climate emergency” could result in actions to limit exports of Occidental’s products and other restrictions. Any of these actions could adversely affect its businesses or results of operations.

Occidental’s oil and gas business operates in highly competitive environments, which affect, among other things, its ability to source production and replace reserves.
The exploration and production of oil, NGL and natural gas is a highly competitive business. Occidental has many competitors (including national oil companies), some of which: (i) are larger and better funded; (ii) may be willing to accept greater risks; (iii) have greater access to capital; (iv) have substantially larger staffs; or (v) have special competencies. Results of operations, reserves replacement and the level of oil and gas production depend, in part, on Occidental’s ability to profitably acquire additional reserves. Competition for access to reserves may make it more difficult to find attractive investment opportunities or require delay of reserve replacement efforts. Further, during periods of low product prices, any cash conservation efforts may delay production growth and reserve replacement efforts. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Occidental’s failure to acquire properties, potentially grow production, replace reserves and attract and retain qualified personnel could have a material adverse effect on its cash flows and results of operations. Further, as its competitors use or develop new technologies, Occidental may be placed at a competitive disadvantage, and competitive pressures may force its to implement new technologies at a substantial cost.
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
Reported oil and gas reserves are an estimate based on periodic review of reservoir characteristics and recoverability, including production decline rates, operating performance and economic feasibility at the prescribed weighted average commodity prices, future operating costs and capital expenditures, workover and remedial costs, assumed effects of regulation by government agencies, the quantity, quality and interpretation of relevant data, taxes and availability of funds. The procedures and methods for estimating the reserves by Occidental’s internal engineers were reviewed by independent petroleum consultants. The process of estimating oil and natural gas reserves, however, is complex and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently uncertain. Actual production, revenues, expenditures, oil, NGL and natural gas prices and taxes with respect to Occidental’s reserves may vary from estimates and the variance may be material. Additional regulation around GHG emissions and future costs related to a less carbon-intensive economy could result in a shortened

OXY 2023 FORM 10-K	17

RISK FACTORS

oil and gas reservoir reserve life as the underlying reserves become uneconomical. If Occidental were required to make significant negative reserve revisions, its results of operations and stock price could be adversely affected.
In addition, the discounted cash flows included in this Form 10-K should not be construed as the fair value of the reserves attributable to Occidental’s properties. The estimated discounted future net cash flows from proved reserves are based on an unweighted arithmetic average of the first-day-of-the-month price for each month within the year in accordance with SEC regulations. Actual future prices and costs may differ materially from SEC regulation-compliant prices and costs used for purposes of estimating future discounted net cash flows from proved reserves. Also, actual future net cash flows may differ from these discounted net cash flows due to the amount and timing of actual production, availability of financing for capital expenditures necessary to develop Occidental’s undeveloped reserves, supply and demand for oil, NGL and natural gas, increases or decreases in consumption of oil, NGL and natural gas and changes in government regulations or taxation.

Occidental’s future results could be adversely affected if it is unable to execute new business strategies effectively.
Occidental’s results of operations depend on the extent to which it can execute new business strategies effectively relative to both the societal transition to a less carbon-intensive economy and laws, regulations and government and private actions regarding the environment and climate change. Occidental’s strategies seek to advance its goals of achieving net-zero emissions (i) from its operations and energy use before 2040, with an ambition to do so before 2035, and (ii) from its total carbon inventory, including the use of its sold products, with an ambition to do so before 2050. Occidental’s strategies and goals are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond its control. Additionally, Occidental may be forced to develop or implement new technologies at substantial costs to achieve its strategies. Effective execution of these goals may require substantial new capital, which might not be available to Occidental in the amounts or at the times expected. In addition, raising such capital may increase its leverage or overall costs of doing businesses. These uncertainties and costs could cause Occidental to not be able to fully implement or realize the anticipated results and benefits of its business strategies.
Certain of Occidental’s emissions goals are dependent upon the successful implementation of new and existing technologies on an industrial scale. These technologies are in various stages of development or implementation and may require more capital, or take longer to develop, than currently expected. Further, these carbon management technologies are in competition with technologies being developed by other companies. The carbon management solutions are not well established and, while Occidental believes it has access to the technologies and the expertise necessary to develop these solutions on an industrial scale, Occidental may not ultimately succeed in doing so and in achieving its GHG emissions reduction and net-zero goals.
Occidental’s strategy to include carbon management in its product line is also dependent upon demand for carbon sequestration and related CO2 removal credits, offsets or other attributes. If this market does not develop, or if the regulatory environment does not support carbon management activities, Occidental may not be successful in this industry.

Occidental’s aspirations, goals and initiatives related to carbon management and overall sustainability expose it to numerous risks.
Occidental continues to develop new technologies and strategies to position it to meet its emissions reduction and net-zero goals. Occidental’s efforts to research, establish, accomplish and accurately report on its emissions goals, targets and strategies expose it to numerous operational, reputational, financial, legal, technological, implementation and other risks. Occidental’s ability to reach its target emissions is subject to a multitude of factors and conditions, many of which are out of its control. Examples of such factors include evolving government regulation and voluntary protocols for reporting or verification of emissions, capture or sequestration, the potential for jurisdictions in which it operates to enact opposing or incompatible regulations, the pace of changes in technology, the successful development and deployment of existing or new technologies and business solutions on a commercial scale, the availability, timing and cost of equipment, manufactured goods and services, and the availability of requisite financing and federal and state incentive programs.
In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. As noted earlier, there are multiple proposed or recently adopted changes to various GHG reporting regulations and protocols, including from the EPA, the SEC, the GHG Protocol and certain countries and states, as well as for additional controls, fees or taxes on emissions. While Occidental has reported voluntarily on its net-zero pathway and associated goals and targets, as well as GHG emissions estimates, the SEC’s proposed rules would require both significant additional disclosure and integration of such disclosure directly into financial reporting processes. Occidental and numerous other stakeholders submitted comments to the SEC on the proposed rules. The SEC is expected to issue final rules in 2024. Given the potential significance of these changes for estimation, reporting and verification of GHG emissions, establishing and reporting on goals and targets, and estimating and disclosing costs of emissions reduction and the energy transition, Occidental may be required or elect to modify or update reported emissions and its current set of GHG goals and targets to reflect such new or changed regulations and protocols, although the Company currently expects to retain its overarching net-zero goals and to continue to implement emissions reduction plans that it believes will complement its investments in DAC, CCUS and other low-carbon technologies and infrastructure. As the nature, scope and complexity of environmental, social and governance (ESG) reporting, calculation methodologies, voluntary reporting

18	OXY 2023 FORM 10-K

RISK FACTORS

standards and disclosure requirements expand and change, Occidental may have to undertake additional costs to control, assess and report on ESG metrics, especially to the extent applicable rules and standards are not harmonized or consistent.
Occidental may face increased scrutiny from the investment community, customers, political advocacy groups, other stakeholders and the media related to its emissions reduction and net-zero goals and strategies, and it may be unable to satisfy all stakeholders. If Occidental’s emissions goals and strategies to achieve them do not meet evolving investor or other stakeholder expectations or standards, Occidental’s reputation, ability to attract and retain employees and attractiveness as an investment, business partner, supplier or acquirer could be negatively impacted. Similarly, Occidental’s failure or perceived failure to fulfill its emissions goals and targets, to comply with ethical, health, safety, environmental, social, governance or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters effectively could have the same negative impacts and further expose Occidental to government enforcement actions and private litigation. Even if Occidental achieves its goals, targets and objectives, it may not realize all of the benefits that it expected at the time the goals were established.
There also have been efforts in the investment community, including investment advisers, financial institutions and certain sovereign wealth, pension and endowment funds, as well as political actors and other stakeholders, promoting divestment of fossil fuel equities, reducing access to capital markets and pressuring lenders to limit funding or increase the cost of lending to companies engaged in the extraction of fossil fuel reserves. Additionally, institutional lenders who provide financing to oil and gas companies have become more attentive to sustainable lending practices, and some of them may substantially reduce, or elect not to provide, funding for oil and gas companies. Customers and suppliers also may evaluate Occidental’s sustainability practices or require that it adopt certain sustainability policies as a condition of awarding contracts. Such environmental initiatives aimed at limiting climate change and reducing air emissions could adversely affect Occidental’s business activities, operations and ability to access capital, cause the market value of its securities to decrease or its cost of capital to increase, and adversely affect its reputation. At the same time, stakeholders and regulators have increasingly expressed or pursued divergent views, legislation and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or policies.
Finally, increasing attention to climate change risks has resulted in an increased possibility of government investigations and additional private litigation against Occidental without regard to causation or its contribution to the asserted damage, which could increase its costs or otherwise adversely affect its businesses. For example, governments and private parties are also increasingly filing lawsuits or initiating regulatory action alleging misrepresentation regarding climate change and other ESG-related matters and practices or a failure or lack of diligence to meet publicly stated sustainability or climate-related goals. Such lawsuits present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or sustainability disclosures and practices.

Occidental has previously recorded impairments of its proved and unproved oil and gas properties and will continue to assess further impairments for these properties and other assets in the future.
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
Occidental may subject its low-carbon initiatives, including related acquisitions, and investments in unconsolidated subsidiaries, to impairment testing. If Occidental and/or its subsidiaries are not successful in these development-stage initiatives, including DAC, CCUS and other low-carbon projects, investments and ventures, such impairments could be material to the financial statements.
Future costs associated with reducing emissions and carbon impacts, as well as impacts resulting from other risk factors described herein, could lead to impairments in the future, if such costs significantly increase Occidental’s breakeven economics.

Occidental uses water and sand and is required to dispose of produced water. Occidental’s inability to source water and sand, or dispose of produced water, could adversely affect its operations.
Water and sand are required for the exploration and production of oil and gas. Occidental’s ability to obtain water and sand for its operations may be affected by the price of water and sand, the availability of transportation and other market conditions. Additionally, some government authorities have restricted the use of water subject to their jurisdiction for hydraulic fracturing. If Occidental is unable to obtain water or sand to use in its operations, Occidental may be unable to economically produce oil and natural gas, which could have a material and adverse effect on its financial condition, results of operations and cash flows.
In addition, Occidental must dispose of the surplus fluids produced from oil and gas production operations, including produced water, directly or through the use of third-party vendors. The legal requirements related to the injection of produced water into a non-producing geologic formation are subject to change. Restrictions as a result of more stringent regulations or legal directives, potential litigation or other developments could materially impact Occidental’s ability to dispose of produced water, which could have a material adverse effect on its business, financial condition and results of operations.

OXY 2023 FORM 10-K	19

RISK FACTORS

Occidental uses CO2 for its EOR operations. Occidental’s production from these operations may decline if Occidental is not able to obtain sufficient amounts of CO2.
Occidental’s CO2 EOR operations are critical to Occidental’s long-term strategy. Oil production from Occidental’s CO2 EOR projects depends largely on having access to sufficient amounts of naturally occurring or anthropogenic (human-made) CO2. Occidental’s ability to produce oil from its CO2 EOR projects would be hindered if the supply of CO2 were limited due to, among other things, problems with current CO2 producing wells and facilities, including compression equipment, catastrophic pipeline failure or the ability to economically purchase naturally occurring or anthropogenic CO2. This could have a material adverse effect on Occidental’s financial condition, results of operations or cash flows. Future oil production from its CO2 EOR operations is dependent on the timing, volumes and location of CO2 injection and, in particular, Occidental’s ability to obtain sufficient volumes of CO2. Market conditions may cause the delay or cancellation of the development of naturally occurring CO2 sources or construction of plants that produce anthropogenic CO2 as a byproduct that can be purchased, thus limiting the amount of CO2 available for use in Occidental’s CO2 EOR operations.

Occidental is exposed to cyber-related risks.
The oil and gas industry is increasingly dependent on information technology (IT) and industrial control systems (ICS) to conduct certain exploration, development and production activities. Occidental relies on digital and industrial control systems, related infrastructure, technologies and networks to run its businesses and to control and manage its oil and gas, chemicals, marketing and pipeline operations. Use of the internet, cloud services, mobile communication systems and other public networks exposes Occidental’s businesses and those of third parties with whom Occidental does business, and relies on for certain services including related to Occidental’s systems and data, to the risk of cyber attacks, which have escalated in recent years.
Information and industrial control technology system failures, network disruptions and breaches of data security could disrupt Occidental’s operations by causing delays, impeding processing of transactions and reporting financial results, or leading to the unintentional disclosure of company, partner, customer or employee information that could damage its reputation. A cyber attack on Occidental’s information or industrial control systems and related infrastructure, or those of its business associates or third-party service providers, could negatively impact Occidental’s operations in a variety of ways, including, but not limited to:

■Adversely impacting Occidental’s ability to compete for oil and natural gas resources;
■Resulting in delays and failure to reach the intended target or cause a drilling incident;
■Resulting in a loss of production or accidental discharge;
■Resulting in a disruption of the manufacturing and marketing of its products or a potential HSE hazard;
■Resulting in supply chain disruptions, which could delay or halt Occidental’s construction and development projects;
■Delaying or preventing Occidental from producing, transporting, processing and marketing its production;
■Slowing or halting commodities trading, thus preventing Occidental from marketing its production or engaging in hedging activities;
■Adversely impacting the natural gas market;
■Causing operational disruption;
■Causing a loss in production or a potential HSE hazard;
■Resulting in events of non-compliance which could then lead to regulatory fines or other penalties and legal liability; and
■Damaging Occidental’s reputation, subjecting it to potential financial or legal liability, regulatory fines and penalties and requiring it to incur significant costs, including compliance costs, costs to repair or restore its systems and data or to take other remedial steps.

There can be no assurance that Occidental’s cybersecurity measures, or the efforts of its partners, will be sufficient to prevent or identify cybersecurity incidents. Although Occidental has implemented controls and multiple layers of security that it believes are reasonable to mitigate the risks of a cybersecurity incident, there can be no assurance that Occidental’s response will be successful or effectively address an incident on a timely basis. As a result of any of the foregoing, Occidental could suffer interruptions in its ability to manage its operations, which may adversely affect its business and financial results. In addition, Occidental may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems or to protect against similar future events. Disruption to Occidental’s operations and damage to its reputation could materially adversely affect its financial position, results of operations or cash flows.
Moreover, laws and regulations governing cybersecurity and data privacy and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potential costs, and any failure to comply with these data privacy requirements or other applicable laws and regulations in this area could lead to a loss of sensitive information and result in significant regulatory or other penalties and legal liability.
While Occidental has experienced cyber attacks in the past, it has not suffered any material losses. However, if in the future Occidental’s cybersecurity measures are compromised or prove insufficient, the potential consequences to Occidental’s businesses and the communities in which it operates could be significant. As cyber attacks continue to evolve in magnitude and sophistication, Occidental may be required to expend additional resources in order to continue to enhance

20	OXY 2023 FORM 10-K

RISK FACTORS

its cybersecurity measures and to investigate and remediate any digital and operational systems, related infrastructure, technologies and network security vulnerabilities, which would increase its costs. Occidental also may incur large expenditures to recover data, to repair or replace networks or information systems or to protect against similar future events. A system failure or data security breach, or a series of such failures or breaches, could have a material adverse effect on Occidental’s ability to manage its operations, which may adversely affect its businesses, financial condition, results of operations or cash flows.

Occidental’s oil and gas reserve additions may not continue at the same rate and a failure to replace reserves may negatively affect Occidental’s businesses.
Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless Occidental conducts successful exploration or development activities, acquires properties containing proved reserves, or both, proved reserves will generally decline and negatively impact Occidental’s businesses. Occidental may not be successful in finding, developing or acquiring additional reserves, and its efforts may not be economic. Its ability to make the necessary capital investment to maintain or expand its asset base of oil and gas reserves would be limited to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. The value of Occidental’s securities and its ability to raise capital will be adversely impacted if it is not able to replace reserves that are depleted by production or replace its declining production with new production by successfully allocating annual capital to maintain its reserves and production base. Occidental expects infill development projects, extensions, discoveries and improved recovery to continue as main sources for reserve additions but factors such as geology, government regulations and permits, the effectiveness of development plans and the ability to make the necessary capital investments or acquire capital are partially or fully outside management’s control and could cause results to differ materially from expectations.

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
The IRS audited Anadarko’s tax position regarding the deductibility of the payment and in September 2018 issued a statutory notice of deficiency rejecting Anadarko’s refund claim. Anadarko disagreed and filed a petition with the U.S. Tax Court to dispute the disallowance in November 2018. Trial was held in May 2023. Post-trial briefing is ongoing. Closing arguments are set for May 2024. Occidental expects to continue pursuing resolution. In accordance with Accounting Standards Codification (ASC) Topic 740’s guidance on the accounting for uncertain tax positions, as of December 31, 2023, Occidental had recorded no tax benefit on the tentative cash tax refund. If the payment is ultimately determined not to be deductible, Occidental would be required to repay the tentative refund received plus interest totaling approximately $2.0 billion as of December 31, 2023, which could have a material adverse effect on its liquidity and consolidated balance sheets.

OXY 2023 FORM 10-K	21

RISK FACTORS

Occidental’s Consolidated Financial Statements include an uncertain tax position for the approximate repayment of $1.4 billion in federal taxes plus accrued interest of approximately $574 million. This amount is not covered by insurance. For additional information on income taxes, see Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Occidental’s indebtedness may make it more vulnerable to economic downturns and adverse developments in its businesses. Downgrades in Occidental’s credit ratings or future increases in interest rates may negatively impact Occidental’s cost of capital and ability to access capital markets.
Occidental’s level of indebtedness could increase its vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its businesses or limit Occidental’s flexibility in planning for or reacting to changes in its businesses and the industries in which it operates. From time to time, Occidental has relied on access to capital markets for funding. Occidental’s ability to obtain additional financing or refinancing will be subject to a number of factors, including general economic and market conditions such as rising interest rates, inflation or unstable or illiquid market conditions, Occidental’s performance, investor sentiment and Occidental’s ability to meet existing debt compliance requirements. Occidental’s ability to access credit and capital markets may be restricted at a time when it would like, or need, to access to those markets, which could constrain its flexibility to react to changing economic and business conditions. If Occidental is unable to generate sufficient funds from its operations to satisfy its capital requirements, including its existing debt obligations, or to raise additional capital on acceptable terms, Occidental’s businesses could be adversely affected. As of the date of this filing, Occidental’s long-term debt was rated BBB- by Fitch Ratings, Baa3 by Moody’s Investors Service and BB+ by Standard and Poor’s.

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

Risks related to the CrownRock Acquisition

Occidental may not complete the CrownRock Acquisition within the anticipated timeframe or at all.
The completion of the CrownRock Acquisition is subject to a number of conditions, including the receipt of regulatory approvals. The failure to satisfy all of the required conditions could delay the completion of the CrownRock Acquisition for a significant period of time or prevent it from occurring at all. In addition, the terms and conditions of the required regulatory authorizations and consents for the CrownRock Acquisition that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of Occidental’s business after the transaction or materially delay the completion of the acquisition. A delay in completing the CrownRock Acquisition could cause Occidental to realize some or all of the benefits later than it otherwise expects to realize them if the CrownRock Acquisition were successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty around completion of the acquisition.
In addition, Occidental has incurred, and will incur, transaction-related costs in connection with the CrownRock Acquisition, including legal, accounting, and other fees and costs relating to the CrownRock Acquisition. If Occidental is unable to complete the CrownRock Acquisition, Occidental will still incur, and will remain liable for, various transaction costs, which may be significant, without realizing the expected benefits of the CrownRock Acquisition.

Occidental may not achieve the intended benefits of the CrownRock Acquisition, and the CrownRock Acquisition may disrupt Occidental’s existing plans or operations.
There can be no guarantee that Occidental will be able to successfully integrate CrownRock or otherwise realize the expected benefits of the potential transaction, including being accretive to free cash flow. Difficulties in integrating CrownRock into Occidental may result in operational and other challenges, including the diversion of management’s attention from ongoing business concerns; the diversion of resources to integration processes; the retention of key CrownRock management and other employees; the retention of existing business and operational relationships, including customers, suppliers and other counterparties; the attraction of new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding integration processes and associated expenses; the elimination of duplicative corporate or operational processes; potential limitations placed on Occidental’s business by regulatory authorities; the possibility that a failure to successfully integrate CrownRock into Occidental’s internal control over financial reporting could compromise the integrity of Occidental’s financial reporting; as well as unanticipated issues in integrating certain systems. An inability to realize the full extent of the intended benefits of the CrownRock Acquisition, and any delays encountered in the integration process, could have an adverse effect on Occidental’s revenues and its level of expenses and results of operations, which may adversely affect the value of Occidental’s common stock. In addition, the integration may result in additional or unforeseen expenses. Although Occidental expects the strategic benefits and additional free cash flow to offset incremental transaction-related costs over time, if Occidental is not able to adequately and effectively address

22	OXY 2023 FORM 10-K

RISK FACTORS

integration challenges, it may be unable to successfully integrate operations or realize anticipated benefits of the integration of CrownRock.

Notwithstanding the due diligence investigation that Occidental performed in connection with its entry into the Purchase Agreement, CrownRock may have liabilities, losses, or other exposures for which Occidental does not have adequate insurance coverage or other protection.
While Occidental performed due diligence on CrownRock prior to Occidental’s entry into the Purchase Agreement, Occidental is dependent on the accuracy and completeness of statements and disclosures made or actions taken by CrownRock and its representatives when conducting due diligence and evaluating the results of such due diligence. Occidental does not control and may be unaware of activities of CrownRock prior to the completion of the CrownRock Acquisition, including intellectual property and other litigation, claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.
If the CrownRock Acquisition is consummated, the liabilities of CrownRock, including contingent liabilities, will be consolidated with Occidental’s liabilities for purposes of financial reporting. If CrownRock’s liabilities are greater than expected, or if there are obligations of CrownRock of which Occidental is not aware, Occidental’s business could be materially and adversely affected. While the Cash Purchase Price is subject to a negative adjustment for title and environmental defects identified by Occidental prior to the consummation of the CrownRock Acquisition (subject, in each case, to certain customary exceptions, thresholds and deductibles and offset by any title benefits identified by Occidental), Occidental does not have indemnification rights from the current owners of CrownRock and instead will rely on a limited representation and warranty insurance policy, which Occidental has obtained. Such insurance is subject to exclusions, policy limits and certain other customary terms and conditions. CrownRock may also have other unknown liabilities, which Occidental will be responsible for after consummation of the CrownRock Acquisition. If Occidental is responsible for liabilities not covered by representation and warranty insurance, Occidental could suffer consequences that could have a material adverse effect on its financial condition and results of operations.

Occidental will incur a substantial amount of indebtedness in connection with the financing of the CrownRock Acquisition.
Occidental expects to fund the cash portion of the consideration by incurring up to $9.1 billion of third-party indebtedness. In addition, Occidental expects to assume approximately $1.2 billion of CrownRock’s outstanding long-term debt in the CrownRock Acquisition. Occidental cannot guarantee that it will be able to generate sufficient cash flow to service and repay this indebtedness, or that it will be able to refinance such indebtedness on favorable terms, or at all. The failure to repay or refinance such indebtedness as expected could have a material adverse effect on Occidental’s business, financial condition, results of operation, cash flows and/or stock price. If Occidental is unable to service such indebtedness and fund its operations, Occidental may be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance Occidental’s indebtedness. Any such action may not be successful and Occidental may be unable to service such indebtedness and its operations, which could have a material adverse effect on Occidental’s business, financial condition, results of operation, cash flows and/or stock price.
In addition, the terms of such indebtedness may restrict certain actions by Occidental and its subsidiaries. The exact terms of such restrictions, if any, will be subject to negotiations prior to consummation of the applicable financing transaction. Such restrictive covenants may limit the ability of Occidental and its subsidiaries. A breach of any of these restrictive covenants, if applicable, could result in default under the applicable debt instrument. Further, Occidental and its subsidiaries may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on them by any restrictive covenants and financial covenants contained in such debt instruments. The requirement that Occidental and its subsidiaries comply with these provisions may materially adversely affect Occidental’s and its subsidiaries’ ability to react to changes in market conditions, take advantage of business opportunities that Occidental believes to be desirable, obtain future financing, fund needed capital expenditures or withstand a downturn in Occidental’s business.

Occidental may not be able to obtain its preferred form of debt financing in connection with the CrownRock Acquisition on anticipated terms or at all.
Occidental expects to fund a portion of the cash consideration for the CrownRock Acquisition and the payment of fees and expenses related to the CrownRock Acquisition using the proceeds of long-term debt financing, which Occidental expects to include the issuance of debt securities through a public offering or in a private placement, in addition to borrowings under a new term loan facility. There is a risk, however, that market conditions will not be conducive to Occidental executing this financing plan with respect to the long-term financing, or that such long-term financing will not be available on favorable terms, or at all. As a result, Occidental may need to pursue other options, including borrowings under

OXY 2023 FORM 10-K	23

RISK FACTORS

the bridge facility, which may result in less favorable financing terms that could increase costs and/or adversely impact the operations of Occidental.

Occidental may not be able to complete its planned divestitures of certain assets on favorable terms or at all.
Although Occidental intends to complete $4.5 to $6.0 billion of divestitures of certain assets within 18 months after completion of the CrownRock Acquisition, Occidental may not be able to complete its planned divestitures on favorable terms, in a timely manner or at all. Additionally, the completion of any future divestitures will be subject to customary closing conditions, including, if applicable, the receipt of required government and regulatory approvals. Any difficulties with respect to the completion of the planned divestitures could have a material adverse effect on Occidental’s businesses, financial condition, results of operations, cash flows and/or stock price.

The CrownRock Acquisition is subject to certain government approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the CrownRock Acquisition may be jeopardized or prevented or the anticipated benefits of the transactions could be reduced.
Completion of the CrownRock Acquisition is conditioned upon the expiration or termination of the waiting period relating to the CrownRock Acquisition under the Hart-Scott-Rodino Act, as amended (the HSR Act). On December 20, 2023, each of Occidental and the Sellers filed their respective premerger notification and report in connection with the CrownRock Acquisition with the DOJ and the FTC under the HSR Act. On January 19, 2024, Occidental and CrownRock each received a Second Request for additional information and documentary material from the FTC in connection with the FTC’s review of the CrownRock Acquisition. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both Occidental and the Sellers have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or the parties otherwise commit not to close the CrownRock Acquisition for some additional period of time. Occidental and the Sellers are cooperating with the FTC in its review of the CrownRock Acquisition and are working diligently to satisfy the closing condition as soon as possible.
Under the terms of the Purchase Agreement, Occidental and the Sellers have agreed to use reasonable best efforts to obtain the required government approvals and complete the CrownRock Acquisition as promptly as practicable, subject to certain exceptions, including that Occidental will not be required to take or authorize any action that would reasonably be expected to have a material adverse effect on the financial condition, business, assets or results of operations of Occidental, CrownRock and their respective subsidiaries and affiliates (provided that, for purposes of such determination, Occidental, CrownRock and their respective subsidiaries and affiliates, taken as a whole, will be deemed a consolidated group of entities of the size and scale of a hypothetical company that is 100% of the size CrownRock and its subsidiaries as of the date of the Purchase Agreement). The FTC may be affected by government shutdowns, which could result in delays regarding any potential approvals or other actions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

RISK MANAGEMENT AND STRATEGY
Occidental has implemented and maintains processes for assessing, identifying and managing material risks from potential unauthorized occurrences on or through its IT and ICS networks that may result in material adverse effects on the confidentiality, integrity and availability of Occidental’s systems and the information residing in those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, written policies, physical safeguards and other processes designed to prevent or mitigate data loss, theft, misuse or other security incidents or vulnerabilities affecting Occidental’s systems and the data it collects, processes, stores and transmits as part of its businesses.
Occidental has developed a robust cybersecurity program which is reviewed by senior leadership including its Chief Information Officer (CIO) and other stakeholders as part of its standard general IT controls. Business network and ICS cybersecurity risks are handled by separate and dedicated Occidental teams and are incorporated into Occidental’s enterprise risk management program.
Occidental’s cybersecurity strategy is intended to mitigate cybersecurity threats identified in the risk management process and provide a framework for Occidental to have appropriate administrative, technical and physical safeguards to protect its systems and data and respond effectively to cybersecurity threats. The Company’s cybersecurity program aligns with the NIST framework and leverages people, processes and technology to identify and respond to cybersecurity threats in a timely manner. Occidental relies on continuous security monitoring, penetration testing, vulnerability scanning, personnel training and other tools to identify and mitigate potential cybersecurity threats. Occidental also has established cybersecurity policies that address its cybersecurity practices and controls. The Company conducts internal security audits, including audits conducted by third parties, and other assessments. In addition to its administrative and technical safeguards, Occidental has implemented physical safeguards intended to mitigate risks to its systems. Using a standardized written evaluation and other investigative processes, Occidental identifies and assesses cybersecurity risks flowing from its vendors and suppliers, and manages these using a risk-based approach.

24	OXY 2023 FORM 10-K

OTHER INFORMATION

Occidental has implemented and maintains a cybersecurity incident response plan that provides the organizational and operational protocol for the Company to effectively and timely respond to cybersecurity incidents. In the event of a material cybersecurity incident, Occidental’s CIO will receive regular updates and monitor detection, mitigation and remediation through reports from a team of experienced cybersecurity leaders responsible for actioning the Company’s cybersecurity incident response plan. As a material cybersecurity incident is handled by the team, the CIO will maintain communication and information flow to senior leadership as well as the Audit Committee and/or the Board, as appropriate.
Cybersecurity risks and associated mitigation strategies and efforts are analyzed by senior leadership as part of the enterprise risk assessments that are reported to and discussed by the Board. Additional information on cybersecurity risks Occidental faces is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Occidental is exposed to cyber-related risks,” which should be read in conjunction with the foregoing information.
Occidental’s business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but Occidental cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on Occidental’s cybersecurity related risks, see Item 1A “Risk Factors” of this Annual Report on Form 10-K.

GOVERNANCE
BOARD
The Audit Committee of the Board oversees the Company’s IT security programs, including cybersecurity, which includes review of possible external threats and potential mitigations. The Board also reviews the Company’s cybersecurity program at least annually. In this review, the CIO briefs the full Board on cybersecurity and data protection matters, including analysis and review of the measures implemented by the Company to identify and mitigate cybersecurity risks. Occidental also has protocols by which material cybersecurity incidents are to be reported to the Audit Committee and/or the Board, as appropriate.

SENIOR MANAGEMENT
Occidental’s CIO, who has over 20 years of IT and cybersecurity experience at the Company and elsewhere, heads the team responsible for implementing and maintaining cybersecurity and data protection practices across Occidental’s businesses and reports directly to the President and CEO. Occidental has a centrally coordinated team, led by its CIO, responsible for implementing and maintaining cybersecurity and data protection practices across the Company. Occidental’s CIO regularly reviews risk management measures and the overall cyber risk strategy implemented and maintained by the Company. The CIO receives regular updates on Occidental’s cybersecurity program and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through reports from the Company’s cybersecurity leaders, each of whom is supported by a team of trained cybersecurity professionals. In addition to Occidental’s extensive in-house cybersecurity capabilities, Occidental also engages assessors, consultants, auditors or other third parties when necessary to assist with assessing, identifying and managing cybersecurity risks.

ITEM 3.    LEGAL PROCEEDINGS

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a government authority is a party and potential monetary sanctions are involved. Occidental believes proceedings under this threshold are not material to Occidental's businesses and financial condition. A subsidiary of Occidental has settled a previously disclosed matter by paying in January 2024 an administrative penalty of $1.2 million to the State of New Mexico to resolve violations alleged to have occurred under federal and state air quality regulations between 2016 and 2019 at a facility in Eddy County, New Mexico, and that were voluntarily disclosed by the subsidiary. For information regarding other legal proceedings, see the information under Lawsuits, Claims, Commitments and Contingencies in the Management’s Discussion and Analysis section of this Form 10-K and in Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

OXY 2023 FORM 10-K	25

OTHER INFORMATION

INFORMATION ABOUT EXECUTIVE OFFICERS

Each executive officer holds his or her office from the date of election by the Board of Directors until the first board meeting held after the next Annual Meeting of Stockholders or until his or her removal or departure or a successor is duly elected, if earlier.
The following table sets forth the executive officers of Occidental as of February 14, 2024:

Name Current Title	Age as of February 14, 2024	Positions with Occidental and Employment History
Peter J. Bennett Vice President	56
President, Commercial Development U.S. Onshore Resources and Carbon Management since October 2020; President and General Manager of Permian Resources and the Rockies, 2020; Senior Vice President, Permian Resources, 2018-2020; President and General Manager - Permian Resources New Mexico, 2017-2018; Chief Transformation Officer, 2016-2017.

Christopher O. Champion Vice President, Chief Accounting Officer and Controller	54
Vice President, Chief Accounting Officer and Controller since August 2019; Anadarko Petroleum Corporation: Senior Vice President, Chief Accounting Officer and Controller, 2017-2019, Vice President, Chief Accounting Officer and Controller, 2015-2017.

Kenneth Dillon Senior Vice President	64	Senior Vice President since December 2016; President – International Oil and Gas Operations since June 2016.
Vicki Hollub President and Chief Executive Officer	64	President, Chief Executive Officer and Director since April 2016.
Richard A. Jackson Senior Vice President	47
President Operations U.S. Onshore Resources and Carbon Management since October 2020; President and General Manager, EOR and Oxy Low Carbon Ventures, LLC, 2020; President Low Carbon Ventures, 2019-2020; Senior Vice President, Operation Support, 2018-2019; Vice President, Investor Relations, 2017-2018; President and General Manager Permian Resources Delaware Basin, 2014-2017.

Sylvia J. Kerrigan Senior Vice President and Chief Legal Officer	58
Senior Vice President and Chief Legal Officer since October 2022; Executive Director of the Kay Bailey Hutchison Energy Center for Business, Law and Policy at The University of Texas, 2017-2022; Executive Vice President, General Counsel and Corporate Secretary of Marathon Oil Corporation, 2009-2017.

Sunil Mathew Senior Vice President and Chief Financial Officer	53
Senior Vice President and Chief Financial Officer since August 2023; Vice President, Strategic Planning, Analysis and Business Development 2020-2023; Vice President, Strategic Planning and Analysis 2014-2020.

Robert L. Peterson Executive Vice President, Essential Chemistry	53
Executive Vice President, Essential Chemistry since August 2023; Senior Vice President and Chief Financial Officer 2020-2023; Senior Vice President, Permian EOR, 2019-2020; Vice President Permian Strategy, 2018-2019; Director Permian Business Area, 2017-2018; President OxyChem, 2014-2017.

Jeff F. Simmons Senior Vice President and Chief Petrotechnical Officer	64
Senior Vice President, Technical and Operations Support since November 2021 and Chief Petrotechnical Officer since January 2021; Senior Vice
President, Technical Planning and Evaluation 2017-2021; Executive Vice President, Growth and Operations Support 2016-2017.

26	OXY 2023 FORM 10-K

MARKET FOR REGISTRANT’S COMMON EQUITY
Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDEND POLICY

Occidental’s common stock is listed and traded on the NYSE under the ticker symbol “OXY.” The common stock was held by approximately 23,200 stockholders of record as of January 31, 2024, which does not include beneficial owners for whom Cede and Co. or others act as nominees.
Occidental declared dividends of $0.72 per share in 2023. In February 2024, the Board of Directors declared a regular quarterly dividend of $0.22 per share on common stock, a 22% increase from the previous quarter, payable in April 2023. The declaration of future dividends is a business decision made by the Board of Directors from time to time and will depend on Occidental’s financial condition and other factors deemed relevant by the Board of Directors.

SHARE REPURCHASE ACTIVITIES

Occidental’s share repurchase activities in 2023, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2023	12,511,237	$60.09	12,511,237
Second Quarter 2023	7,233,460	58.77	7,233,460
Third Quarter 2023	9,468,451	64.27	9,337,486
October 1 - 31, 2023	186,567	66.46	—
November 1 - 30, 2023	—	—	—
December 1 - 31, 2023	—	—	—
Fourth Quarter 2023	186,567	66.46	—
Total 2023 (b)	29,399,715	61.15	29,082,183
(a)Includes purchases of shares from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b)In February 2023, Occidental announced a share repurchase program to repurchase up to $3.0 billion of Occidental's shares of common stock. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time. The value remaining in Occidental's share repurchase program as of December 31, 2023 was $1.2 billion.
(c)Average price paid does not include the impact of accrued excise tax.

OXY 2023 FORM 10-K	27

MARKET FOR REGISTRANT’S COMMON EQUITY

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the S&P 500, which includes Occidental, with that of Occidental’s peer group over the five-year period ended December 31, 2023. The graph assumes that $100 was invested at the beginning of the five-year period shown in the graph below and that all dividends were reinvested in: (i) Occidental common stock, (ii) the stock of the companies in the S&P 500 and (iii) each of the peer group companies’ common stock weighted by their relative market capitalization within the peer group.
Occidental’s peer group consists of BP p.l.c., Chevron Corporation, ConocoPhillips, EOG Resources, Inc., ExxonMobil Corporation, Shell, and TotalEnergies.

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
S&P 500
Peer Group
Occidental

Fiscal Year Ended December 31,	2018	2019	2020	2021	2022	2023
Occidental	$100	$72	$33	$56	$123	$118
Peer Group	$100	$108	$73	$108	$174	$173
S&P 500	$100	$131	$156	$200	$164	$207

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

28	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8 and the information set forth in Risk Factors under Part 1, Item 1A. The following sections include a discussion of results for fiscal 2023 compared to fiscal 2022 as well as certain 2021 results. The comparative results for fiscal 2022 with fiscal 2021 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

OXY 2023 FORM 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

CURRENT BUSINESS OUTLOOK AND STRATEGY

GENERAL
Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. In 2023, as compared to 2022, the average annual price per barrel of WTI crude decreased to $77.64 from $94.23, and the average annual Brent price per barrel decreased to $82.25 from $98.83. The macroeconomic softening of major world economies as inflation pressures are being mitigated with higher interest rates have resulted in a decrease in benchmark oil prices year-over-year. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, evolving macro-economic environment that impacts energy demand, future supply actions by OPEC and non-OPEC oil producing countries, the Russia-Ukraine war and conflicts in the Middle East, and the Biden Administration's management of the U.S. Strategic Petroleum Reserve. Occidental does not operate or own assets in Russia or Ukraine, or in the immediate vicinity of ongoing conflicts in the Middle East.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, locking in pricing on longer term contracts and working closely with vendors to secure the supply of critical materials. As of December 31, 2023, substantially all of Occidental's outstanding debt was fixed rate.

STRATEGY
Occidental is focused on delivering a unique shareholder value proposition with its portfolio of oil and gas, chemicals and midstream and marketing assets and its ongoing development of carbon management and storage solutions and GHG emissions reduction efforts. Occidental conducts its operations with a priority on HSE, sustainability and social responsibility. Occidental aims to maximize shareholder returns through a combination of:

■Delivering a sustainable and growing dividend;
■Enhancing its asset base with new investments in its cash-generative energy and chemical businesses as well as emerging low-carbon businesses;
■Advancing technologies and business solutions to help drive a sustainable low-carbon future;
■Further reducing long-term financial leverage; and
■Strengthening Occidental’s U.S. onshore portfolio with premier Permian Basin assets through the CrownRock Acquisition, which is expected to be immediately cash flow accretive.

OPERATIONAL EXCELLENCE AND CAPITAL EFFICIENCY
Occidental's operational priorities for 2023 were to maximize operational efficiencies by investing $5.0 billion in high return upstream assets to generate long-term free cash flow that will provide cash flow stability throughout the commodity cycle. Occidental set new operational records and efficiency benchmarks in the Permian, Rockies, Gulf of Mexico, Oman and UAE. Despite a softer market, OxyChem generated its third-highest year of earnings. With favorable commodity prices and Occidental’s success with operational efficiencies, Occidental’s generated cash flow enabled share repurchases and the commencement of preferred equity redemption, advancing its shareholder return framework.

DEBT
As of December 31, 2023, future principal payments of debt were less than $18.0 billion, of which $1.1 billion is due in in 2024, $1.2 billion in 2025, $1.4 billion in 2026, $0.9 billion in 2027, and $13.3 billion due in 2028 and thereafter.
In connection with entering into an agreement to acquire CrownRock, Occidental secured a fully-committed $5.3 billion bridge loan facility, a $2.0 billion 364-day term loan, and a $2.7 billion two-year term loan. Prior to or concurrent with the closing of the acquisition, Occidental plans to issue new debt comprised of a combination of the term loans and senior unsecured notes. In addition, Occidental plans to refinance a majority of the $1.2 billion of CrownRock’s existing debt assumed in the acquisition. Occidental intends to repay at least $4.5 billion of debt within twelve months of closing the acquisition with proceeds from the divestiture program and excess cash flows.

DEBT RATINGS
As of the date of this filing, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Occidental's credit rating was upgraded to investment grade by Moody's Investors Service in March 2023 and by Fitch Ratings in May 2023. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. A non-investment grade debt rating may require Occidental or its subsidiaries to provide financial assurance in the form of cash, letters of credit, surety bonds or other acceptable support under certain contractual arrangements.

30	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

SHAREHOLDER RETURN PRIORITIES
Capital is returned to shareholders through Occidental’s dividend and share repurchases. In 2023, Occidental declared dividends to common shareholders of $646 million, or $0.72 per share, and repurchased 29.1 million common shares at an average price of $61.09 per share under the $3.0 billion share repurchase program announced in February 2023. In February 2024, Occidental’s Board declared an increased dividend rate of $0.22 per share per quarter or $0.88 on an annualized basis. Additional free cash flows from the CrownRock Acquisition are expected to support the increase of the quarterly dividend to $0.22 per share. As of December 31, 2023, $1.2 billion remained of Occidental’s $3.0 billion share repurchase program, which the Board authorized in February 2023.
In 2023, Occidental redeemed preferred stock with a face value of $1.5 billion, and incurred $151 million in redemption premiums as its trailing 12-month distributions to common shareholders were above $4.00 per share. As of December 31, 2023, $8.5 billion face value of the preferred stock remains outstanding. In light of the CrownRock Acquisition, Occidental’s shareholder return priorities aim to provide a growing sustainable dividend and reduce outstanding debt principal to below $15 billion before resuming share repurchases.

SUSTAINABILITY AND ENVIRONMENTAL STEWARDSHIP STRATEGY
In 2020, Occidental was the first U.S. oil and gas company to announce goals to achieve net-zero GHG emissions for its total emissions inventory including use of sold products. These goals include achieving net-zero GHG emissions (i) from its operations and energy use before 2040, with an ambition to do so before 2035, and (ii) from its total carbon inventory, including the use of its sold products, with an ambition to do so before 2050. In 2020, Occidental also set various interim targets, including 2025 carbon and methane intensity targets, and Occidental was the first U.S. oil and gas company to endorse the World Bank’s initiative for zero routine flaring by 2030. In 2022, the Board of Directors adopted Occidental’s updated HSE and Sustainability Principles, based on engagement with shareholders, employees and other stakeholders. The Principles reinforce the alignment among Occidental’s core values, goals and strategies, underpin its Operational Management System, and help to guide the workforce across its businesses.
Occidental seeks to meet its sustainability and environmental goals through its development and commercialization of technologies that lower both GHG emissions from industrial processes and existing atmospheric concentrations of CO2. Occidental believes that carbon removal technologies, including DAC and CCUS, can, with incentives necessary for their development and deployment, provide essential CO2 reductions to assist the world’s transition to a less carbon-intensive economy. As a result of these initiatives, Occidental has completed the following actions, among others, toward advancing its low-carbon strategy:

■Acquired full ownership of DAC technology developer Carbon Engineering, Ltd;
■Reduced estimated methane emissions by approximately 58% from 2019 and 40% from 2021, along with CO2 reductions;
■Entered into a joint venture agreement with BlackRock, through a fund managed by its Diversified Infrastructure business, for the development of STRATOS, Occidental’s first large-scale Direct Air Capture plant in Ector County, Texas, which provides $550 million of committed investment from BlackRock's fund;
■STRATOS construction progressed on schedule;
■South Texas DAC Hub selected for a U.S. Department of Energy DAC demonstration grant, with funding to be announced in 2024, and commenced front-end engineering and design;
■Achieved global 67% reduction in routine flaring of gas in 2023 from its 2020 baseline through commissioning additional compression in Oman while its U.S. oil and gas operations sustained zero routine flaring;
■Removed or converted all remaining high-bleed pneumatic control devices found in Occidental’s U.S. onshore oil and operations; and
■Original signatory to the Oil and Gas Decarbonization Charter and committed funding to the World Bank’s Global Flaring and Methane Reduction Partnership, both announced at the UN’s COP28 Climate Change Conference.

The future costs associated with emissions reduction, carbon removal and CCUS to meet its long-term net-zero GHG goals may be substantial and execution of Occidental’s plans and net-zero pathway depends on securing third-party capital investments. As reflected by the joint venture with BlackRock, Occidental is pursuing multiple pathways to fund these projects including project financing, long-term carbon removal or CCUS agreements, and identifying business opportunities with stakeholders in carbon-intensive industries.

OXY 2023 FORM 10-K	31

MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY PERFORMANCE INDICATORS
Occidental seeks to meet its strategic goals by continually measuring its success against key performance indicators that drive total stockholder return. In addition to efficient capital allocation and deployment discussed below in the section titled Oil and Gas Segment - Business Strategy, Occidental believes its most significant performance indicators are:
OPERATIONAL
■Total spend per barrel - In 2024, Occidental will continue to focus on controlling total costs from a per-barrel perspective. Total spend per barrel is the sum of capital spending, general and administrative expenses, other operating and non-operating expenses and oil and gas lease operating costs divided by global oil, NGL and natural gas sales volumes.
■Daily production - Occidental seeks to maximize field operability and minimize production down-time.
FINANCIAL
■CROCE - CROCE is calculated as (i) the cash flows from operating activities, before changes in working capital, plus distributions from WES classified as investing cash flows, divided by (ii) the average of the opening and closing balances of total equity plus total debt.
■Credit rating - Maintain and improve financial leverage to a level consistent with investment grade credit metrics.
SUSTAINABILITY AND ENVIRONMENTAL
■Specific interim emissions reduction and emissions intensity targets to advance the goal of net-zero operational and energy use emissions before 2040, with an ambition to achieve before 2035.
■Milestones in specific carbon removal and CCUS projects that advance a net-zero total emissions inventory, including use of sold products, with an ambition to achieve before 2050.
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
■Focusing Occidental’s subsurface characterization and technical activities on both conventional and unconventional resources in the Permian Basin, Rockies, Gulf of Mexico and International;
■Using secondary and tertiary recovery techniques in mature fields; and
■Focusing on cost-reduction efficiencies and innovative technologies to reduce carbon emissions.

In 2023, oil and gas capital expenditures were approximately $5.0 billion and primarily focused on Occidental’s assets in the Permian Basin, DJ Basin, Gulf of Mexico and Oman. In 2024, Occidental plans to spend $4.8 billion to $5.0 billion to develop its oil and gas assets, excluding amounts associated with the CrownRock Acquisition.

32	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

In December 2023, Occidental entered into an agreement to purchase CrownRock L.P. for total consideration of $12.0 billion. Occidental intends to finance the purchase with the issuance of $9.1 billion of new debt, the issuance of approximately $1.7 billion of common equity and the assumption of CrownRock’s $1.2 billion of existing debt. Occidental believes the CrownRock Acquisition will deliver immediate and significant free cash flow accretion and improve scale in the Midland Basin, along with a unique opportunity to add to Occidental’s high-grade U.S. onshore asset portfolio. This free cash flow accretion will also enable Occidental to increase its dividend in the near term, and provides high-margin inventory that will support the sustainable growth over time.
On January 19, 2024, Occidental and the Sellers each received a Second Request from the FTC in connection with the FTC’s review of the CrownRock Acquisition. A Second Request extends the waiting period imposed by the HSR Act until 30 days after each of Occidental and the Sellers have substantially complied with the Second Request issued to them, unless that period is extended voluntarily by Occidental and the Sellers or terminated sooner by the FTC. Occidental and the Sellers continue to work constructively with the FTC in its review of the CrownRock Acquisition, which Occidental expects will close in the second half of 2024.

OIL AND GAS PRICE ENVIRONMENT
Oil and gas prices are the major variables that drive the industry’s financial performance. The following table presents the average daily WTI and Brent prices for oil and NYMEX natural gas prices for 2023 and 2022:

	2023	2022	% Change
WTI Oil ($/Bbl)	$77.64	$94.23	(18)%
Brent Oil ($/Bbl)	$82.25	$98.83	(17)%
NYMEX Natural Gas ($/Mcf)	$2.94	$6.35	(54)%

The following table presents Occidental’s average realized prices for continuing operations as a percentage of WTI, Brent and NYMEX for 2023 and 2022:

	2023	2022
Worldwide oil as a percentage of average WTI	99%	100%
Worldwide oil as a percentage of average Brent	93%	95%
Worldwide NGL as a percentage of average WTI	27%	38%
Worldwide NGL as a percentage of average Brent	26%	36%
Domestic natural gas as a percentage of NYMEX	69%	86%

Prices and differentials can vary significantly, even on a short-term basis, making it difficult to predict realized prices with a reliable degree of certainty.

DOMESTIC INTERESTS
BUSINESS REVIEW
Occidental conducts its domestic operations through land leases, subsurface mineral rights it owns, or a combination of both. Occidental’s domestic oil and gas leases have a primary term ranging from one to 10 years, which is extended through the end of production once it commences. Occidental has leasehold and mineral interests in 9.3 million net acres, of which approximately 51% is leased, 48% is owned subsurface mineral rights and 1% is owned land with mineral rights. Approximately $4.1 billion to $4.3 billion of Occidental’s worldwide capital budget is expected to be allocated to its domestic operations in 2024, before the impact of the CrownRock Acquisition.

OXY 2023 FORM 10-K	33

MANAGEMENT’S DISCUSSION AND ANALYSIS

DOMESTIC ASSETS (a)

1. Powder River Basin 2. DJ Basin 3. Permian Basin 4. Gulf of Mexico
(a)Map represents geographic outlines of the respective basins.

The Permian Basin
The Permian Basin extends throughout West Texas and Southeast New Mexico and is one of the largest and most active oil basins in the United States, accounting for more than 45% of total United States oil production in 2023. Overall in 2023, Occidental’s production in the Permian Basin was approximately 584 Mboe/d.
Occidental manages its Permian Basin operations through two businesses: Permian Resources, which includes unconventional opportunities, and Permian EOR, which utilizes secondary and tertiary recovery techniques. Occidental had a leading position in the Permian Basin, producing approximately 9% of the total oil in the basin in 2023. By exploiting the natural synergies between Permian Resources and Permian EOR, Occidental is able to deliver unique short- and long-term advantages, efficiencies and expertise across its Permian Basin operations.
The Permian Resources unconventional business is focused on developing and producing unconventional reservoir targets using horizontal drilling technology. The development programs are designed to create long-term value from primary development by maximizing the recovery of oil, utilizing sustainable practices and providing strong financial returns. Occidental’s unconventional oil and gas operations in Permian Resources include approximately 1.4 million net acres. In 2023, Occidental’s activities were focused in the core development areas with emphasis on maintaining the industry leading capital intensity through optimized surface infrastructure and customized well designs. Overall, in 2023, Permian Resources produced from approximately 4,520 gross wells and added 265 MMboe to Occidental’s proved reserves through infill development projects and extensions of proved areas.
The Permian Basin’s concentration of large conventional reservoirs, strong CO2 flooding performance and the expansive CO2 transportation and processing infrastructure has resulted in decades of high-value enhanced oil production. With 34 active CO2 floods and over 50 years of experience, Occidental is the industry leader in Permian Basin CO2 flooding, which can increase ultimate oil recovery by 10% to 25%. Technology improvements, such as the recent trend toward vertical expansion of the CO2 flooded interval into residual oil zone targets, continue to yield more recovery from existing projects. Significant opportunities also remain to gain additional recovery by expanding Occidental’s existing CO2 projects into new portions of reservoirs that have only been waterflooded. Permian EOR has 1.4 million net acres with a large inventory of future CO2 projects, which could be developed over the next 20 years or accelerated, depending on market conditions. Permian EOR produced from approximately 13,000 gross wells in 2023. In 2023, Occidental spent approximately $2.8 billion of capital in the Permian Basin, of which 88% was spent on Permian Resources assets.

34	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

Rockies and Other Domestic
In 2023, Occidental produced approximately 271 Mboe/d net and spent capital of approximately $0.7 billion in the Rockies and Other Domestic locations. Production in the DJ Basin is derived from approximately 4,050 wells primarily focused in the Niobrara and Codell formations. The DJ Basin, including the North DJ Basin, comprises approximately 0.7 million total net acres and provides competitive economics, low breakeven costs and free cash flow generation through Occidental’s contiguous acreage position and royalty uplift.
Operations in the DJ Basin are subject to regulations that impose siting requirements, or “setback,” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Occidental has dedicated stakeholder relations team that conducts regulatory and community outreach with respect to its permit applications and operations in Colorado with a focus on building trust and fostering open communication with those that live and work near its operations. Through thoughtful planning, Occidental has established a steady cadence of permit approvals through various agencies, local governments and the ECMC through the demonstration of best-in-class operations mitigations, robust community outreach and protective site selection. In 2023, Occidental submitted Oil and Gas Development Plans comprising over 200 wells to the ECMC. Additionally, during the third quarter of 2022, Occidental became the first oil and gas operator in Colorado to obtain ECMC approval for the first Comprehensive Area Plan under the new ECMC rules. This comprehensive plan will support nine well pads (approximately 140 new wells) and will provide for substantial future development in a geographically remote are on Colorado’s eastern plains. It is anticipated that the first Oil and Gas Development Plan associated with the comprehensive plan will be heard by the ECMC Professional Commission during the first quarter of 2024. As of December 31, 2023, Occidental was permitted, or had submitted permit applications to applicable regulatory agencies, for nearly all planned 2024 drilling and completions activity in the DJ Basin. Occidental continues to gain efficiencies in the permitting process and will continue to look for additional opportunities to do so in the year ahead.
Occidental has interest in over 0.3 million net acres in the Powder River Basin, mainly located in Converse County and Campbell County, Wyoming. The field contains the Turner, Niobrara, Mowry and Parkman formations that hold both liquids and natural gas.
Occidental holds approximately 4.6 million net acres in other domestic locations, which consist of acreage and fee minerals outside of Occidental’s core operated areas including parts of Arkansas, Colorado, Louisiana, Texas, West Virginia and Wyoming.

OFFSHORE DOMESTIC ASSETS
Gulf of Mexico
Occidental is the fourth-largest oil and gas producer in the deep-water Gulf of Mexico, operating 10 strategically located deep-water floating platforms, the highest number among all the deep water operators, and producing from 18 active fields while owning a working interest across 261 blocks, including approximately 0.9 million net acres.
Occidental further operates two marine shore-bases in Galveston, Texas, and Port Fourchon, Louisiana, as well as two helicopter bases in Louisiana, providing back-up and redundancy to support its Gulf operations. A central logistics base and an integrated training center is located in Broussard, Louisiana, and Gulf of Mexico operations and development are managed and supported with engineering and technical staff located in The Woodlands, Texas.
Development projects continued with the strategy of accelerated delivery at Horn Mountain, Lucius, and Holstein facilities. Drilling and well services also ramped up activities, using one floating drill ship, one platform rig and several service rigs, with a second drillship being contracted in the last two months of the year, initially for well workovers. The Marco Polo K2 Subsea Pumping project was successfully started up four months ahead of schedule, enabling increased production and future well development. In 2023, Occidental spent $400 million of capital on development projects.
OBN seismic projects were further expanded in 2023, including at the K2 field, setting up a runway of future development opportunities. Asset development switched to a focus of assessing growth potential from all of its current inventory using secondary recovery techniques and expects to propose new development opportunities beginning around 2025.
In 2023, Occidental increased net production to 145 Mboe/d from 85 gross wells. Occidental focused base production management and artificial lift projects, which successfully reduced reservoir declines. Operational excellence and efficiency continued as a core objective in 2023. Occidental’s Gulf of Mexico Production Operations and Asset Integrity teams continued achieving world class platform operating efficiencies and major equipment uptime in 2023, with major platform and equipment uptimes increasing from 90% to 98%. Multiple platform seasonal shut-ins were planned and executed safely and efficiently in 2023 delivering a 40% reduction in numbers of shut-in days as compared to 2019 and steering on course to implement planned shut-ins only once each two years for each facility. In the fourth quarter of 2023, at the request of the Main Pass Oil Gathering system operator, Occidental temporarily halted certain operations in the eastern Gulf of Mexico. These operations are expected to be restarted in early 2024.
During 2023, all necessary regulatory permits for new wells and existing operations were obtained timely without any operational delays. Occidental was further awarded 11 new leases from BOEM’s Lease Sale 259. Occidental participated in Lease Sale 261, held on December 20, 2023 and was the apparent high bidder on 49 of 57 total blocks.
Occidental’s Gulf of Mexico assets continued to be among the lowest carbon emissions operations in the industry with zero routine flaring and zero cold venting. Occidental’s Gulf of Mexico operations were also recognized by the Center of Offshore Safety for its industry award winning 2023 Heat Stress Program and its continued dedication to improving HSE.

OXY 2023 FORM 10-K	35

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table shows key areas of ongoing development in the Gulf of Mexico, along with the corresponding working interest in those areas.

Working Interest
Horn Mountain	100%
Holstein	100%
Marlin	100%
Lucius	67%
K2 Complex	42%
Caesar Tonga	34%
Constellation	33%

In 2024, Occidental expects to commence new expansions using advanced recovery techniques as well as continuing development of its existing assets across the Gulf of Mexico that deliver some of the highest margin production in its portfolio. Occidental plans to conduct development and exploration activities in 2024 using two floating drill ships and several other well service vessels and continue to optimize its extensive portfolio of lease working interests.

INTERNATIONAL INTERESTS
BUSINESS REVIEW
Occidental conducts its ongoing international operations in two sub-regions: the Middle East and North Africa. Its activities include oil, NGL and natural gas production through direct working-interests, PSAs and PSCs. Under the PSCs, Occidental records a share of production and reserves to recover certain development and production costs and an additional share for profit. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher. Approximately $0.5 billion of Occidental’s worldwide capital budget is expected to be allocated to its international operations in 2024.

MIDDLE EAST / NORTH AFRICA ASSETS

1.Algeria 2.Oman 3.Qatar 4.UAE

36	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

Algeria
Occidental’s interest in Algeria involves development and production rights in 18 fields within Blocks 404a and 208, which are located in the Berkine Basin in Algeria’s Sahara Desert and are governed by an agreement amongst Occidental, Sonatrach and other partners. Occidental is responsible for 35% of the development and production costs. The El Merk central processing facility in Block 208 processes produced oil, NGL and natural gas, while the Hassi Berkine South and Ourhoud central processing facilities in Block 404a process produced oil. The rights to produce from the Block 404a and Block 208 fields under the new development agreement commenced May 3, 2023 and will continue until 2048.
In 2023, net production in Algeria was 32 Mboe/d, two gross development wells were drilled and annual net capital expenditures were $30 million.

Oman
In Oman, Occidental is the operator of Block 9, Block 27, Block 53 (Mukhaizna Field), Block 62 and Block 65 and has additional interests in Blocks 30, 51 and 72, which are under the Exploration phase. The working interest and contract expiration year for each of the respective blocks are shown in the table below. Occidental holds 6.0 million gross acres and has 10,000 potential well inventory locations. In 2023, Occidental’s share of production was 66 Mboe/d.

	Working Interest	Block Expiration (Year)
Block 9	50%	2030
Block 27	65%	2035
Block 53	47%	2035
Block 62	100%	2028
Block 65	51%	2037
Blocks 30, 51 and 72	100%	Exploration Phase

Occidental has produced over 789 million gross barrels from Block 9 since the beginning of its operation through successful exploration, continuous drilling improvements and EOR projects. The Mukhaizna Field in Block 53 is a major pattern steam flood project for EOR that utilizes some of the largest mechanical vapor compressors ever built. Since assuming operations in the Mukhaizna Field in 2005, Occidental has drilled close to 3,600 new wells and has produced over 607 million gross barrels. In 2023, Occidental invested capital of $374 million across all of the Oman blocks to drill 97 wells and execute facilities projects to support development and EOR activities.
In 2024, Occidental will continue to enhance production by adding extended and dual laterals, stimulating wells with the OXY JETTINGTM wellbore stimulation system, and expanding thermal conformance. Occidental will also continue to execute projects in Oman targeting emissions reductions.

Qatar
In Qatar, Occidental partners in the Dolphin Energy Project, an investment that is comprised of two separate economic interests. Occidental has a 24.5% interest in the upstream operations to develop and produce NGL, natural gas and condensate from Qatar’s North Field through mid-2032. Occidental also has a 24.5% interest in DEL, which operates a pipeline and is discussed further in the midstream and marketing segment section in this Form 10-K under Pipeline. In 2023, Occidental’s net share of production from Dolphin was 39 Mboe/d.

UAE
Occidental has a 40% participating interest in the Shah gas field (Al Hosn Gas), joining with the Abu Dhabi National Oil Company, which expires in 2041. In 2023, Occidental’s net share of production from Al Hosn Gas was 267 MMcf/d of natural gas and 38 Mbbl/d of NGL and condensate. Al Hosn Gas includes gas processing facilities which are discussed further in the midstream and marketing segment section in this Form 10-K under Gas Processing, Gathering and CO2. In 2023, Occidental completed an expansion project that commenced in 2022 to increase the production capacity of the Al Hosn Gas processing facilities from 1.28 Bcf/d to 1.45 Bcf/d.
In 2019 and 2020, Occidental acquired 9-year exploration concessions and, subject to a declaration of commerciality, 35-year production concessions for Onshore Block 3 and Block 5, which cover an area approximately 1.5 million acres and 1.0 million acres, respectively, and are adjacent to Al Hosn Gas. In 2023, Occidental commenced first oil production in Onshore Block 3. In 2024, Occidental will continue further exploration and appraisal activities in Onshore Block 3 and Block 5.

PROVED RESERVES
Proved oil, NGL and natural gas reserves were estimated using the unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices were defined by contractual arrangements. Oil, NGL and

OXY 2023 FORM 10-K	37

MANAGEMENT’S DISCUSSION AND ANALYSIS

natural gas prices used for this purpose were based on posted benchmark prices and adjusted for price differentials including gravity, quality and transportation costs.
The following table shows the 2023, 2022 and 2021 calculated first-day-of-the-month average prices for both WTI and Brent oil prices, as well as the Henry Hub gas prices:

	2023	2022	2021
WTI Oil ($/Bbl)	$78.22	$93.67	$66.56
Brent Oil ($/Bbl)	$82.80	$97.77	$69.24
Henry Hub Natural Gas ($/MMbtu)	$2.64	$6.36	$3.60
Mt. Belvieu NGL ($/Bbl)	$29.94	$47.81	$44.22

Occidental had proved reserves from continuing operations at year-end 2023 of 3,982 MMboe, compared to the year-end 2022 amount of 3,817 MMboe. Proved developed reserves represented approximately 69% and 71% of Occidental’s total proved reserves at year-end 2023 and 2022, respectively. The following table shows the breakout of Occidental’s proved reserves from continuing operations by commodity as a percentage of total proved reserves:

	2023	2022
Oil	49%	50%
NGL	24%	22%
Natural gas	27%	28%

Occidental does not have any reserves from non-traditional sources. For further information regarding Occidental’s proved reserves, see the Supplemental Oil and Gas Information section in Item 8 of this Form 10-K.

CHANGES IN PROVED RESERVES
Changes in Occidental’s 2023 reserves were as follows:

MMboe	2023
Revisions of previous estimates	406
Improved recovery	23
Extensions and discoveries	153
Purchases	31
Sales	(2)
Production	(446)
Total	165

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
In 2023, Occidental’s revisions of previous estimates of proved reserves were positive 406 MMboe. These revisions were primarily due to 303 MMboe of positive revisions related to additions associated with infill development projects, mainly in the DJ Basin (138 MMboe), the Permian Basin (132 MMboe) and Algeria (26 MMboe). Further positive revisions of 192 MMboe were primarily associated with updates based on operating cost models (120 MMboe), reservoir performance (47

38	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

MMboe), and the Algeria contract extension (44 MMboe). The positive revisions were partially offset by negative revisions associated with management changes in development plans and interest related revisions (16 MMboe).
This was partially offset by 89 MMboe of negative price revisions. The negative price revisions were primarily associated with the Permian Basin (91 MMboe) and the DJ Basin (5 MMboe), which were partially offset by positive price revisions of 13 MMboe on international PSCs.

Improved Recovery
In 2023, Occidental added proved reserves of 23 MMboe related to improved recovery in Oman (14 MMboe) and Permian EOR (9 MMboe). These properties comprise conventional projects, which are characterized by the deployment of EOR development methods, largely employing application of CO2 flood, waterflood or steam flood. These types of conventional EOR development methods can be applied through existing wells, though additional drilling is frequently required to fully optimize the development configuration. Waterflooding is the technique of injecting water into the formation to displace the oil to the offsetting oil production wells. The use of either CO2 or steam flooding depends on the geology of the formation, the evaluation of engineering data, availability and cost of either CO2 or steam and other economic factors. Both techniques work similarly to lower viscosity causing the oil to move more easily to the producing wells.

Extensions and Discoveries
Occidental also added proved reserves from extensions and discoveries, which are dependent on successful exploration and exploitation programs. In 2023, extensions and discoveries added 153 MMboe primarily related to the recognition of proved reserves in the Permian Basin (133 MMboe) and Gulf of Mexico (11 MMboe).

Purchases of Proved Reserves
In 2023, Occidental purchased proved reserves of 31 MMboe primarily consisting of proved reserves in the DJ Basin.

Sales of Proved Reserves
In 2023, Occidental sold 2 MMboe in proved reserves related to the divestitures of certain non-strategic assets in the Permian Basin.

Proved Undeveloped Reserves
Occidental had PUD reserves at year-end 2023 of 1,232 MMboe, compared to the year-end 2022 amount of 1,119 MMboe.
Changes in PUD reserves were as follows:

MMboe	2023
Revisions of previous estimates	242
Improved recovery	8
Extensions and discoveries	96
Purchases	25
Sales	—
Transfer to proved developed reserves	(258)
Total	113

Revisions of previous estimates were a positive 242 MMboe. Approximately 275 MMboe of the positive revisions were related to additions associated with infill development projects located primarily in the DJ Basin (125 MMboe), the Permian Basin (119 MMboe) and Algeria (25 MMboe). The positive revisions were partially offset by negative other revisions associated primarily with management changes in development plans and the Algeria contract extension (19 MMboe). Additionally, the revisions included negative price revisions of 14 MMboe. The negative price revisions were primarily associated with the Permian Basin.
Extensions and discoveries added 96 MMboe primarily related to the recognition of proved reserves in the Permian Basin (80 MMboe) and Gulf of Mexico (10 MMboe). Total improved recovery additions of 8 MMboe were the result of implementing secondary and tertiary projects in international assets. The 2023 additions to PUD reserves were partially offset by transfers to proved developed reserves of 258 MMboe. The transfers were primarily associated with the Permian Basin (151 MMboe), the DJ Basin (62 MMboe) and UAE (29 MMboe).
In 2023, Occidental incurred approximately $1.6 billion to convert PUD reserves to proved developed reserves, and in 2023 Occidental converted approximately 23% of its PUD reserves to proved developed, when adjusted for revisions and sales. As of December 31, 2023, Occidental had 1,232 MMboe of PUD reserves of which 75% were associated with domestic onshore, 5% with Gulf of Mexico and 20% with international assets. Occidental’s most active development areas are located in the Permian Basin, which represented 50% of the PUD reserves as of December 31, 2023. Occidental’s total

OXY 2023 FORM 10-K	39

MANAGEMENT’S DISCUSSION AND ANALYSIS

planned 2024 capital expenditures for oil and gas are between $4.8 billion and $5.0 billion. Overall, Occidental plans to spend approximately $5.5 billion over the next five years to develop its PUD reserves in the Permian Basin.
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
As of December 31, 2023, Occidental had 212 MMboe of pre-2019 PUD reserves that remained undeveloped. These PUD reserves relate to approved long-term development plans, 165 MMboe of which are primarily associated with international development projects with physical limitations in existing gas processing capacity and 47 MMboe of which are related to approved long-term development plans for Permian EOR projects, also with physical limitations in existing gas processing capacity. Occidental remains committed to these projects and continues to actively progress the development of these volumes. In addition to the above, Occidental has 29 MMboe of PUD reserves that are scheduled to be developed more than five years from their initial date of booking. These PUD reserves are related to approved long-term development plans, 18 MMboe of which are associated with international development projects and 11 MMboe with the Gulf of Mexico projects.

RESERVES EVALUATION AND REVIEW PROCESS
Occidental’s estimates of proved reserves and associated future net cash flows as of December 31, 2023, were made by Occidental’s technical personnel and are the responsibility of management. The estimation of proved reserves is based on the requirement of reasonable certainty of economic producibility and funding commitments by Occidental to develop the reserves. This process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of the proved reserves estimation process, all reserve volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices (the unweighted arithmetic average of the first-day-of-the-month price for each month within the year) and realized prices and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analysis, type well profile analysis, computer simulation of the reservoir performance, volumetric analysis and material balance calculations that take into account the volumes of substances replacing the volumes produced and associated reservoir pressure changes supported by various technologies including seismic analysis. These reliable field-tested technologies have demonstrated reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Operating and capital costs are forecast using the current cost environment applied to expectations of future operating and development activities.
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

40	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

In 2023, Ryder Scott conducted a process review of the methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2023, in accordance with SEC regulatory standards. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be a valid representation of Occidental’s 2023 year-end total proved reserves portfolio. In 2023, Ryder Scott reviewed approximately 44% of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 97% of Occidental’s existing proved oil and gas reserves.
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

OUTLOOK
The oil and gas exploration and production industry is highly competitive, is subject to significant volatility due to various market conditions and operations are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices. Oil prices decreased in 2023. In 2023, as compared to 2022, the average annual price per barrel of WTI crude decreased to $77.64 from $94.23, the average annual Brent price per barrel decreased to $82.25 from $98.83 and the average annual NYMEX natural gas price per mmcf decreased to $2.94 from $6.35.
Oil prices will continue to be affected by: (i) global supply and demand, which are generally a function of global economic conditions, inventory levels, production or supply chain disruptions, technological advances, regional market conditions and the actions of OPEC, other significant producers and governments; (ii) transportation capacity, infrastructure constraints, and costs in producing areas; (iii) currency exchange rates and inflation rates; and (iv) the effect of changes in these variables on market perceptions. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, the ongoing global impact of the Russia-Ukraine war and conflicts in the Middle East, the evolving macro-economic environment and supply activity from OPEC and non-OPEC oil producing countries and the Biden Administration’s releases from the U.S, Strategic Petroleum Reserve. Occidental does not operate or own assets in either Russia or Ukraine, or in the immediate vicinity of ongoing conflicts in the Middle East.
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

OXY 2023 FORM 10-K	41

MANAGEMENT’S DISCUSSION AND ANALYSIS

CHEMICAL SEGMENT

BUSINESS STRATEGY
OxyChem concentrates on the chlorovinyls chain, beginning with the co-production of caustic soda and chlorine. Caustic soda and chlorine are marketed to external customers. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into PVC. OxyChem seeks to be a low-cost producer in order to generate cash flow in excess of its normal capital expenditure requirements and achieve above-cost-of-capital returns. OxyChem’s focus on chlorovinyls allows it to maximize the benefits of integration and take advantage of economies of scale. Capital is employed to sustain production capacity and to focus on projects and developments designed to improve the competitiveness of segment assets. Acquisitions and plant development opportunities may be pursued when they are expected to enhance the existing core chlor-alkali and PVC businesses or take advantage of other specific opportunities. The expansion and conversion of the Battleground chlor-alkali plant to membrane technology commenced in 2023 with completion expected in 2026. In 2023, capital expenditures for OxyChem totaled $535 million.

BUSINESS ENVIRONMENT
Although the United States economic growth was slightly higher than that of 2022, demand for domestically produced products decreased, including liquid caustic soda and PVC. High global inflationary pressures resulted in slowing demand for many products, as ethylene and energy costs remained advantaged over global pricing. Caustic soda prices were lower in 2023 and PVC pricing decreased slightly in 2023 after moving downward significantly during the second half of 2022, as supply chain constraints, high interest rates, global logistics and high inflation continued to disrupt global supply and demand balances.

BUSINESS REVIEW
BASIC CHEMICALS
Chlor-alkali operating rates decreased in 2023 as global demand weakened in the face of inflationary pressures. As a result of weakening demand in most segments, pricing and margins declined across the year, and most notably on alkali products.

VINYLS
Domestic PVC demand softened for a second consecutive year in 2023, resulting in a 13% year over year decrease in demand. To offset domestic losses and maintain utilization rates, USGC export volume increased by 30% compared to 2022. Year over year industry operating rates were down 1% in 2023 due to weak global market conditions. High interest rates, slowing housing starts, and inflation continue to keep a ceiling on domestic PVC demand. PVC exports represented 36% of total North American sales in 2023 compared to 27% in 2022.

OUTLOOK
Industry performance will depend on the health of the global economy. Response to inflation will continue to control the housing and construction sectors during 2024. Product margins will depend on market supply and demand balances, feedstock and energy prices, supply chain interruptions, labor constraints and inflation. Sustained strong performance in the petroleum industry should strengthen the demand and margins for some of Occidental’s products that are consumed by industry participants. U.S. commodity export markets could be impacted by the relative strength of the U.S. dollar. Approximately $0.7 billion of Occidental’s worldwide capital budget is expected to be allocated to OxyChem in 2024.

BASIC CHEMICALS
Demand for basic chemicals is expected to improve moderately in 2024. Demand in most market segments is expected to follow the trend of the general economy throughout 2024. Demand for chlorine and derivatives should show gradual improvement across the year as both domestic and international growth slowly returns in most segments. Demand for alkali products should increase in 2024, as demand rebounds in all major segments, including pulp and paper, industrial, and alumina markets.

VINYLS
Single family housing starts steadily improved throughout 2023, offset by a declining multi-family housing market. Total housing starts are expected to be relatively flat next year, which will have little positive impact to domestic PVC demand in 2024. However, domestic infrastructure projects and recovering global demand are expected to slightly boost overall PVC demand year over year in 2024. New domestic PVC capacity will come online during 2024, which may have a negative impact on prices as the new production is placed into a bearish PVC market.

42	OXY 2023 FORM 10-K

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
This segment also seeks to minimize the costs of gas and power used in Occidental’s various businesses. Also included in the midstream and marketing segment is OLCV. OLCV seeks to leverage Occidental’s carbon management expertise through the development of CCUS projects, and invests in emerging low-carbon technologies that are expected to reduce Occidental’s carbon footprint and enable others to do the same. Capital is employed to sustain or expand assets to improve the competitiveness of Occidental’s businesses. In 2023, capital expenditures related to the midstream and marketing segment totaled $656 million, the majority of which were related to the construction of STRATOS.

BUSINESS ENVIRONMENT
Midstream and marketing segment earnings are affected by the performance of its various businesses, including its marketing, gathering and transportation, gas processing and power-generation assets. The marketing business aggregates, markets and stores Occidental and third-party volumes. Marketing performance is affected primarily by commodity price changes and margins in oil and gas transportation and storage programs. The marketing business results can experience significant volatility depending on commodity prices and the Midland-to-Gulf-Coast oil spreads. The Midland-to-Gulf-Coast oil spreads have decreased from an average of $0.36 per barrel in 2022 to $0.21 per barrel in 2023. A $0.25 change in the Midland-to-Gulf-Coast oil spreads impacts total year operating cash flows by approximately $65 million. Gas gathering, processing and transportation results are affected by fluctuations in commodity prices and the volumes that are processed and transported through the segment’s plants, as well as the margins obtained on related services from investments in which Occidental has an equity interest.

BUSINESS REVIEW
MARKETING
The marketing group markets substantially all of Occidental’s oil, NGL and natural gas production and optimizes its transportation and storage capacity. Occidental’s third-party marketing activities focus on purchasing oil, NGL and natural gas for resale from parties whose oil and gas supply is located near its transportation and storage capacity. These purchases allow Occidental to aggregate volumes to better utilize and optimize its assets. In 2023, compared to the prior year, marketing results were impacted by the timing of crude oil sales, partially offset by higher gas marketing margin from transportation capacity optimization.

DELIVERY AND TRANSPORTATION COMMITMENTS
Occidental has made long-term commitments to certain refineries and other buyers to deliver oil, NGL and natural gas. The total amount contracted to be delivered is approximately 58 MMbbl of oil through 2025, 795 MMbbl of NGL through 2034 and 812 Bcf of gas through 2029. The price for these deliveries is set at the time of delivery of the product.
Occidental has crude pipeline take-or-pay capacity of approximately 850 Mbbl/d to the Gulf Coast, leased crude storage capacity of approximately 10 MMbbl and capacity at the crude terminal of approximately 525 Mbbl/d. Certain of Occidental's crude pipeline take-or-pay agreements expire in 2025 and its Midstream business is well-positioned to benefit from potential reductions in crude oil transportation rates from the Permian to the Gulf Coast.

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
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol “WES.” As of December 31, 2023, Occidental owned all of the 2.3% non-voting general partner interest, 48.8% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of December 31, 2023, Occidental's combined share of net income from WES and its subsidiaries was 51.0%. See Note 1 - Summary of

OXY 2023 FORM 10-K	43

MANAGEMENT’S DISCUSSION AND ANALYSIS

Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information regarding Occidental’s equity method investment in WES. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties.
Occidental’s 40% participating interest in Al Hosn Gas also includes sour gas processing facilities that are designed to process 1.45 Bcf/d of natural gas and separate it into salable gas, condensate, NGL and sulfur. In 2023, the project produced 666 MMcf/d of natural gas, 95 Mbbl/d of NGL and condensate, and 12,450 tons/d of sulfur, of which Occidental’s net share was 267 MMcf/d of natural gas, 38 Mbbl/d of NGL and condensate and 4,980 tons/d of sulfur.
In 2023, compared to the prior year, gas processing, gathering and CO2 results decreased primarily due to lower sulfur and NGL prices.

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
Occidental has developed standards and protocols recognized by the EPA for monitoring, reporting and verifying the amount, safety and permanence of CO2 stored through secure geologic sequestration. Occidental holds four EPA-approved monitoring, reporting and verification plans for geologic sequestration through EOR production. OLCV has acquired access to over 300,000 acres of pore space to date, and has commenced permitting of Class VI CO2 sequestration wells with the EPA with the intention of developing five sequestration hubs on this acreage.
In March 2019, OLCV acquired an interest in NET Power, then a limited liability company based in Durham, North Carolina. NET Power is developing a low-cost, natural gas electric power system that generates near-zero emissions and inherently captures all CO2, unlocking the potential to produce electricity at a lower cost than existing power plants. In June 2023, OLCV invested an additional $351 million in NET Power as part of NET Power’s merger with a special purpose acquisition company. NET Power Inc. is currently traded on the NYSE under the symbol “NPWR.”
In May 2023, Occidental began the construction of STRATOS, the world’s largest direct air capture plant in Ector County, Texas. The facility, which uses Carbon Engineering’s technology, is expected to be commercially operational in mid-2025. In November 2023, Occidental entered into a joint venture agreement with BlackRock, through a fund managed by its Diversified Infrastructure business, for the development of STRATOS. The agreement provides $550 million of committed investment from BlackRock's fund.
In August 2023, Occidental entered into an agreement with Carbon Engineering Ltd., its equity method investee, to purchase the remaining 68% interest not already owned by Occidental or its affiliates for total cash consideration of approximately $1.1 billion, resulting in Carbon Engineering becoming a wholly owned subsidiary of Occidental. Because Occidental acquired control of Carbon Engineering in the 2023 purchase, Occidental remeasured its previously held 32% equity interest at its acquisition-date fair value and recognized a gain of $283 million. The purchase price will be made in three approximately equal annual payments, with the first payment made at closing. This transaction closed on November 3, 2023, and Occidental made the first payment of $349 million. The remaining two payments will be paid on the first and second anniversaries of closing. With this purchase Occidental intends to accelerate technological innovation and cost reductions in Carbon Engineering's direct air capture technology. The transaction qualifies as a business combination and was accounted for using the acquisition method of accounting.
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

44	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

Throughout 2023, the U.S. experienced economy-wide cost increases, which could increase the cost of sequestration and other low-carbon projects. In 2023, increased interest from third parties in providing sequestration services or purchasing carbon credits indicated a growing market for OLCV products and services. Additionally, grants, credits and other tax-advantaged low-carbon attributes continue to be actively discussed at both state and federal levels. These trends of increasing interest from third parties and funding at state and federal levels are expected to continue, which Occidental believes will enhance the economics of CCUS projects.
Approximately $0.8 billion of Occidental’s worldwide capital budget is expected to be allocated to its midstream and marketing operations in 2024.

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
The following table sets forth the sales and earnings of each operating segment and corporate items for the years ended December 31:

millions, except per share amounts	2023	2022	2021
NET SALES (a)
Oil and gas	$21,284	$27,165	$18,941
Chemical	5,321	6,757	5,246
Midstream and marketing	2,551	4,136	2,863
Eliminations	(899)	(1,424)	(1,094)
Total	$28,257	$36,634	$25,956
SEGMENT RESULTS AND EARNINGS
Domestic	$4,822	$10,439	$2,900
International	1,859	2,580	1,497
Exploration	(441)	(216)	(252)
Oil and gas	6,240	12,803	4,145
Chemical	1,531	2,508	1,544
Midstream and marketing	24	273	257
Total	$7,795	$15,584	$5,946
Unallocated corporate items
Interest expense, net	(945)	(1,030)	(1,614)
Income tax expense	(1,733)	(813)	(915)
Other	(421)	(437)	(627)
Income from continuing operations	$4,696	$13,304	$2,790
Discontinued operations, net	—	—	(468)
Net income	4,696	13,304	2,322
Less: Preferred stock dividends and redemption premiums	(923)	(800)	(800)
Net income attributable to common stockholders	$3,773	$12,504	$1,522
Net income attributable to common stockholders—basic	$4.22	$13.41	$1.62
Net income attributable to common stockholders—diluted	$3.90	$12.40	$1.58
(a)Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

OXY 2023 FORM 10-K	45

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEMS AFFECTING COMPARABILITY
OIL AND GAS SEGMENT
Results of Operations

millions	2023	2022	2021
Segment Sales	$21,284	$27,165	$18,941
Segment Results (a)
Domestic	$4,822	$10,439	$2,900
International	1,859	2,580	1,497
Exploration	(441)	(216)	(252)
Total	$6,240	$12,803	$4,145

Items affecting comparability
Asset sale gains, net - domestic (b)	$142	$148	$27
Asset sale gains, net - international (c)	$25	$55	$43
Asset impairments and related items - domestic (d)	$(209)	$—	$(282)
Oil, natural gas and CO2 mark-to-market losses	$—	$—	$(280)
Legal settlement gain	$26	$—	$—
(a)Results included significant items affecting comparability discussed in the footnotes below.
(b)The 2023 and 2022 amounts included gains on sales primarily related to certain non-strategic assets in the Permian Basin of $142 million and $148 million, respectively. The 2021 amount included $27 million in post-closing consideration earned from 2020 asset sales as a result of certain production and pricing targets being met.
(c)The 2023, 2022 and 2021 amounts of $25 million, $55 million and $43 million, respectively, included post-closing consideration earned as a result of certain production and pricing targets being met as well as the closing of the sale of certain assets that were negotiated with the 2020 Colombia divestiture.
(d)The 2023 amount includes a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental decided not to pursue future exploration and appraisal activities as well as a $29 million impairment related to an equity method investment in Black Butte Coal Company. The 2021 amount included $282 million of asset impairments primarily related to undeveloped leases that either expired or were set to expire in the near term where Occidental had no plans to pursue exploration activities.

46	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

Domestic oil and gas results, excluding significant items affecting comparability, decreased in 2023 compared to 2022 primarily due to lower realized oil, NGL and natural gas prices and higher lease operating costs partially offset by higher sales volumes across all commodities. International oil and gas results, excluding significant items affecting comparability, decreased in 2023 compared to 2022 primarily due to lower oil prices.

Average Realized Prices
The following table sets forth the average realized prices for oil, NGL and natural gas from ongoing operations for each of the three years in the period ended December 31, 2023, and includes a year-over-year change calculation:

	2023	Year over Year Change	2022	Year over Year Change	2021
Average Realized Prices
Oil ($/Bbl)
United States	$76.42	(19)%	$94.12	42%	$66.39
International	$79.03	(17)%	$95.46	47%	$65.08
Total worldwide	$76.85	(19)%	$94.36	43%	$66.14
NGL ($/Bbl)
United States	$20.19	(43)%	$35.69	17%	$30.62
International	$29.35	(14)%	$34.09	30%	$26.13
Total worldwide	$21.32	(40)%	$35.48	18%	$30.01
Natural Gas ($/Mcf)
United States	$2.04	(63)%	$5.48	66%	$3.30
International	$1.88	(1)%	$1.89	12%	$1.69
Total worldwide	$2.00	(56)%	$4.51	57%	$2.87

Realized Price and Sales Volume Variance
The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

			Increase (Decrease) Related to
millions	Year ended December 31, 2022	(a)	Price Realizations	Net Sales Volumes	Year ended December 31, 2023	(a)
United States Revenue
Oil	$17,421		$(3,454)	$926	$14,893
NGL	2,631		(1,239)	227	1,619
Natural gas	2,422		(1,629)	177	970
Total	$22,474		$(6,322)	$1,330	$17,482
International Revenue
Oil (b)	$3,935		$(411)	$(467)	$3,057
NGL	421		(52)	3	372
Natural gas	311		(1)	25	335
Total	$4,667		$(464)	$(439)	$3,764
(a)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information regarding other revenue.
(b)    Includes the impact of international production sharing contracts, along with the net sales volume impact from the new Algeria development agreement which took affect May 3, 2023.

OXY 2023 FORM 10-K	47

MANAGEMENT’S DISCUSSION AND ANALYSIS

Production
The following table sets forth the production volumes of oil, NGL and natural gas per day from ongoing operations for each of the three years in the period ended December 31, 2023, and includes a year-over-year change calculation:

Production per Day, Ongoing Operations (Mboe/d)	2023	Year over Year Change	2022	Year over Year Change	2021
United States
Permian	584	14%	513	5%	487
Rockies & Other Domestic	271	(2)%	277	(8)%	302
Gulf of Mexico	145	(1)%	147	2%	144
Total	1,000	7%	937	—%	933
International
Algeria & Other International	35	(26)%	47	7%	44
Al Hosn Gas	83	14%	73	(4)%	76
Dolphin	39	5%	37	(8)%	40
Oman	66	2%	65	(12)%	74
Total	223	—%	222	(5)%	234
Total Production from Ongoing Operations	1,223	6%	1,159	(1)%	1,167
Operations exited (a)	—	—%	—	(100)%	16
Total Production (Mboe/d) (b)	1,223	6%	1,159	(2)%	1,183
(a)Operations exited include the Ghana assets (sold in October 2021).
(b)Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Boe equivalent does not necessarily result in price equivalency. Please refer to the Supplemental Oil and Gas Information (unaudited) section of this Form 10-K for additional information on oil and gas production and sales.

Average daily production volumes from ongoing operations increased by 6% in 2023 as compared to 2022. The increase in production was primarily due to increased development activity in the Permian Basin, and the completion of the expansion project that increased the production capacity of the Al Hosn Gas processing facilities from 1.28 Bcf/d to 1.45 Bcf/d. which was partially offset by a decrease in oil production in Algeria resulting from new development agreement fiscal terms, which took effect May 3, 2023.

Lease Operating Expense
The following table sets forth the average lease operating expense per Boe from ongoing operations for each of the three years in the period ended December 31, 2023:

	2023	2022	2021
Average lease operating expense per Boe	$10.48	$9.52	$7.58

Average lease operating expense per Boe increased in 2023 compared to 2022 primarily as a result of higher workover and maintenance activity in Occidental’s domestic operations.

CHEMICAL SEGMENT

millions	2023	2022	2021
Segment Sales	$5,321	$6,757	$5,246
Segment Results	$1,531	$2,508	$1,544

Chemical segment results decreased in 2023 compared to 2022, driven primarily by lower realized PVC pricing as well as lower sales volumes due to decreased demand across most product lines, partially offset by lower ethylene and energy costs.

48	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

MIDSTREAM AND MARKETING SEGMENT

millions	2023	2022	2021
Segment Sales	$2,551	$4,136	$2,863
Segment Results (a)	$24	$273	$257

Items affecting comparability
Asset sales gains and others, net (b)	$51	$98	$124
Derivative losses, net (c)	$(14)	$(259)	$(252)
Asset impairments and other charges, net (c)	$(60)	$—	$(21)
Acquisition-related costs	$(20)	$—	$—
Carbon Engineering fair value gain(d)	$283	$—	$—
(a)Results included significant items affecting comparability discussed in the footnotes below.
(b)The 2023, 2022 and 2021 amounts included gains on sale of $51 million, $62 million and $102 million, respectively, from the sales of 5.1 million, 10.0 million and 11.5 million limited partner units in WES, respectively, The 2022 amount also included a $36 million gain on sale of a joint venture.
(c)The 2023 amount included derivative losses and charges reported under income from equity investments and other in the Consolidated Condensed Statement of Operations.
(d)The 2023 amount included a gain of $283 million from the remeasurement of the non-controlling interest held prior to the Carbon Engineering acquisition to fair value and acquisition-related costs of $20 million.

Midstream and marketing segment results, excluding items affecting comparability, decreased in 2023 compared to 2022, and was primarily driven by lower crude margins due to the timing of crude sales in the marketing business and lower NGL and sulfur prices impacting gas processing, increased activities in the low-carbon ventures businesses, and lower equity method investment income from WES.

CORPORATE
Significant corporate items include the following:

millions	2023	2022	2021
Items Affecting Comparability
Maxus environmental reserve adjustment(a)	$260	$(22)	$—
Acquisition-related costs(b)	$(6)	$(89)	$(153)
Interest rate swap gains, net (c)	$—	$317	$122
Early debt extinguishment	$—	$149	$(118)
(a)The 2023 amount related to a $260 million remeasurement of the valuation allowance established against Occidental’s claims against Maxus.
(b)The 2023 amount related to costs incurred for the CrownRock acquisition and 2022 and 2021 amounts related to Anadarko acquisition.
(c)See Note 8 - Derivatives in the Notes to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information.

OXY 2023 FORM 10-K	49

MANAGEMENT’S DISCUSSION AND ANALYSIS

INCOME TAXES
Total deferred tax assets, after valuation allowance, were $2.0 billion and $2.2 billion as of December 31, 2023 and 2022, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The total deferred tax liabilities were $7.7 billion as of December 31, 2023 and 2022. See more discussion below.
WORLDWIDE EFFECTIVE TAX RATE
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

millions	2023	2022	2021
SEGMENT RESULTS
Oil and gas	$6,240	$12,803	$4,145
Chemical	1,531	2,508	1,544
Midstream and marketing	24	273	257
Unallocated corporate items	(1,366)	(1,467)	(2,241)
Income from continuing operations before taxes	$6,429	$14,117	$3,705
Income tax benefit (expense)
Federal and state	(975)	248	(247)
Foreign	(758)	(1,061)	(668)
Total income tax expense	(1,733)	(813)	(915)
Income from continuing operations	$4,696	$13,304	$2,790
Worldwide effective tax rate	27%	6%	25%
In 2023, Occidental’s worldwide effective tax rate was 27%, which was higher than the U.S. statutory rate of 21% and primarily driven by Occidental's jurisdictional mix of income, where international income is subject to tax at statutory rates as high as 55%.
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
INFLATION REDUCTION ACT AND PILLAR TWO
In August 2022, Congress passed the IRA that contains, among other provisions, a corporate book minimum tax on financial statement income, an excise tax on stock buybacks, a methane emissions fee and certain tax incentives related to climate change and clean energy. Occidental is currently evaluating the guidance and proposed regulations released in 2023. The ultimate impact of the IRA to Occidental will depend on a number of factors including future commodity prices, interpretations and assumptions as well as additional regulatory guidance.
Approximately 140 countries have agreed to a statement in support of the OECD Pillar Two initiative that proposes a 15% global minimum tax on a jurisdiction by jurisdiction basis. A number of countries, including European Union member states, the United Kingdom, and Canada have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which Occidental operates, its cash tax could increase and its effective tax rate could be negatively impacted. Occidental will continue to monitor proposed legislation and guidance issued by both the OECD as well as the jurisdictions in which it operates to assess the impact on its tax position.

50	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE AND OTHER INCOME ITEMS

millions	2023	2022	2021
Net sales	$28,257	$36,634	$25,956
Interest, dividends and other income	$139	$153	$166
Gains on sale of assets, net	$522	$308	$192

NET SALES
Price and volume changes generally represent the majority of the change in the oil and gas and chemical segments sales. Midstream and marketing sales generally represent the margins earned by the marketing business as it strives to optimize the use of its transportation, storage and terminal commitments to provide access to domestic and international markets and, to a lesser extent, NGL and sulfur revenues from the gas processing business.
The decrease in net sales in 2023 compared to 2022 was primarily due to lower worldwide crude oil, domestic NGL and domestic natural gas commodity prices in the oil and gas segment, lower realized PVC and caustic sales prices and lower sales volumes across most product lines in the chemical segment and lower sales in the marketing business, partially offset by higher domestic sales volumes in the oil and gas segment.

EXPENSE ITEMS

millions	2023	2022	2021
Oil and gas operating expense	$4,677	$4,028	$3,160
Transportation and gathering expense	$1,481	$1,475	$1,419
Chemical and midstream cost of sales	$3,116	$3,273	$2,772
Purchased commodities	$2,009	$3,287	$2,308
Selling, general and administrative	$1,083	$945	$863
Other operating and non-operating expense	$1,084	$1,271	$1,065
Taxes other than on income	$1,087	$1,548	$1,005
Depreciation, depletion and amortization	$6,865	$6,926	$8,447
Asset impairments and other charges	$209	$—	$304
Acquisition-related costs	$26	$89	$153
Exploration expense	$441	$216	$252
Interest and debt expense, net	$945	$1,030	$1,614

OIL AND GAS OPERATING EXPENSE
Oil and gas operating expense increased in 2023 compared to 2022, primarily as a result of higher workover and maintenance activity in Occidental’s domestic operations.

CHEMICAL AND MIDSTREAM COST OF SALES
Chemical and midstream cost of sales decreased in 2023 compared to 2022, primarily as a result of lower ethylene and energy cost in the chemical segment and lower power generation cost of sales in the midstream and marketing segment.

PURCHASED COMMODITIES
Purchased commodities decreased in 2023 compared to 2022, due to lower volumes and prices on third-party crude purchases in the midstream and marketing segment.

SELLING, GENERAL, AND ADMINISTRATIVE
Selling, General, and Administrative increased in 2023 compared to 2022, due to increased employee and technology costs.

OTHER OPERATING AND NON-OPERATING EXPENSE
Other operating and non-operating expense decreased in 2023 compared to 2022, primarily due to the $260 million adjustment of the valuation allowance for the Maxus Liquidating Trust.

OXY 2023 FORM 10-K	51

MANAGEMENT’S DISCUSSION AND ANALYSIS

TAXES OTHER THAN ON INCOME
Taxes other than on income in 2023 decreased compared to 2022, primarily due to decreases in production taxes and Rockies ad valorem taxes, which are directly tied to revenues.

ASSET IMPAIRMENTS AND OTHER CHARGES
Asset impairments in 2023 included a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin and a $29 million impairment related to an equity method investment in the Black Butte Coal Company.

EXPLORATION EXPENSE
Exploration expense increased in 2023 compared to 2022, primarily due to higher dry hole expense in the Gulf of Mexico.

INTEREST AND DEBT EXPENSE, NET
Interest and debt expense decreased in 2023 compared to 2022, due to lower outstanding debt as a result of $9.5 billion of debt repayments in 2022, partially offset by early debt extinguishment costs incurred in 2022.

OTHER ITEMS

Income (expense) millions	2023	2022	2021
Gains on interest rate swaps and warrants	$—	$317	$122
Income from equity investments and other	$534	$793	$631
Income tax expense	$(1,733)	$(813)	$(915)
Loss from discontinued operations, net	$—	$—	$(468)

INCOME FROM EQUITY INVESTMENTS AND OTHER
Income from equity investments and other decreased in 2023 compared to 2022, primarily due to lower equity income from WES and charges recorded by NET Power in relation to their public offering.

INCOME TAX EXPENSE
Income tax expense increased in 2023 compared to 2022, primarily as a result of a $2.7 billion tax benefit taken in 2022 related to a legal entity reorganization.

LIQUIDITY AND CAPITAL RESOURCES

CASH ON HAND
As of December 31, 2023, Occidental had approximately $1.4 billion in cash and cash equivalents. A substantial majority of this cash is held and available for use in the United States.

SOURCES AND USES OF CASH
Occidental currently expects its operational cash flows and cash on hand along with the committed CrownRock Acquisition financing to be sufficient to meet its current debt maturities and other obligations for the next 12 months from the date of this filing. Occidental’s $4.0 billion RCF, receivables securitization facility and access to capital markets are available to meet its ongoing capital needs, purchase obligations, near-term debt maturities and other liabilities and financial obligations, if required.
The RCF maturity date is June 30, 2025. In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement with the same committed borrowing capacity as above, but extended the maturity date to June 30, 2028. No amounts were drawn under the facility as of December 31, 2023.
Occidental’s planned 2024 capital expenditures are between $6.4 billion and $6.6 billion.
As of December 31, 2023, Occidental had $1.1 billion in current maturities of long-term debt which are due in 2024, and an additional $1.2 billion in long-term obligations due in 2025.
As of December 31, 2023, Occidental had $599 million in non-cancelable lease payments due in 2024, and an additional $427 million in non-cancelable lease payments due in 2025.
Dividends paid to common and preferred shareholders were $1.4 billion in 2023.
Occidental is party to various purchase agreements that are not accounted for as leases or otherwise accrued as liabilities as of December 31, 2023. These agreements consist primarily of obligations to secure terminal, pipeline and processing capacity, purchase services used in the normal course of business including transporting and disposing of produced water, purchase goods used in the production of finished goods including certain chemical raw materials and power and agreements relating to equipment maintenance and service. Refer to the line item “Purchase Obligations” in the

52	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS
table below under Contractual Obligations for the amounts that will be paid for such outstanding off-balance sheet purchase obligations from 2024 and thereafter.

CROWNROCK ACQUISITION FINANCING
In connection with the planned CrownRock Acquisition, Occidental has secured a fully-committed $5.3 billion bridge loan facility, a $2.0 billion 364-day term loan, and a $2.7 billion two-year term loan. Prior to or concurrent with the closing of the acquisition, Occidental plans to issue new debt comprised of a combination of the one and two-year term loans and senior unsecured notes. In addition, Occidental plans to refinance a majority of the $1.2 billion of CrownRock’s existing debt assumed in the acquisition. Occidental intends to repay at least $4.5 billion of debt within 12 months of closing the CrownRock Acquisition with proceeds from the divestiture program and excess cash flows.

DIVESTITURE PROGRAM
In the fourth quarter of 2023, Occidental announced a divestiture program between $4.5 billion and $6.0 billion, which Occidental expects to complete within 18 months of closing the CrownRock Acquisition.

SHARE REPURCHASE PROGRAM
In February 2023, the Board authorized a new share repurchase program of up to $3.0 billion of Occidental’s shares of common stock. During 2023, Occidental purchased a total of 29.1 million shares under the share repurchase program for $1.8 billion and the value remaining as of December 31, 2023 was $1.2 billion.

PREFERRED REDEMPTIONS
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
Dividends on the preferred stock accrue on the face value at a rate per annum of 8%, but will be paid only when, as and if declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. Occidental paid $762 million in preferred stock dividends in 2023.
In 2023, Occidental redeemed preferred stock with a face value of $1.5 billion, and incurred $151 million in redemption premiums. To the extent Occidental's trailing 12-month distributions to common shareholders is above $4.00 per share, Occidental is required to match any common shareholder distributions with preferred stock redemptions. As of the date of this filing approximately $8.5 billion face value of the preferred stock remains outstanding.

OXY 2023 FORM 10-K	53

MANAGEMENT’S DISCUSSION AND ANALYSIS

CONTRACTUAL OBLIGATIONS
The following table summarizes and cross-references Occidental’s contractual obligations and indicates on- and off-balance sheet obligations as of December 31, 2023. Commitments related to held for sale assets are excluded.

millions		Payments Due by Year
	Total	2024	2025 and 2026	2027 and 2028	2029 and thereafter
On-Balance Sheet
Current portion of long-term debt (Note 6) (a)	$1,056	$1,056	$—	$—	$—
Long-term debt (Note 6) (a)	16,899	—	2,656	1,809	12,434
Expected interest payments on long-term debt	10,308	1,018	1,904	1,642	5,744
Leases (Note 7) (b)	2,162	599	747	370	446
Asset retirement obligations (Note 1)	4,075	193	797	647	2,438
Other long-term liabilities (c)	2,768	—	1,147	228	1,393
Off-Balance Sheet
Purchase obligations (d)	12,407	3,218	4,101	2,469	2,619
Total	$49,675	$6,084	$11,352	$7,165	$25,074
(a)Excluded unamortized debt discount and interest.
(b)Occidental is the lessee under various agreements for real estate, equipment, plants and facilities.
(c)Included long-term obligations under postretirement benefits, accrued transportation commitments, ad valorem taxes and other accrued liabilities.
(d)Amounts included payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure terminal, pipeline and processing capacity, CO2, electrical power, non-lease components, steam and certain chemical raw materials including but not limited to capital commitments. Amounts excluded certain product purchase obligations related to marketing activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable. Long-term purchase contracts were discounted at a 5.10% discount rate.

GUARANTEES
Occidental has entered into various guarantees, indemnities and commitments provided by Occidental to third parties, mainly to provide assurance that Occidental or its consolidated subsidiaries or affiliates will meet their various obligations.
As of the date of this filing, Occidental has provided required financial assurance through a combination of cash, letters of credit and surety bonds. Occidental has not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I Item 1A of this Form 10-K.

CASH FLOW ANALYSIS

CASH PROVIDED BY OPERATING ACTIVITIES

millions	2023	2022	2021
Operating cash flow from continuing operations	$12,308	$16,810	$10,253
Operating cash flow from discontinued operations, net of taxes	—	—	181
Net cash provided by operating activities	$12,308	$16,810	$10,434

Cash provided by operating activities decreased in 2023 compared to 2022, primarily due to lower commodity prices in the oil and gas segment, as average WTI and Brent prices decreased by 18% and 17%, respectively, and NYMEX natural gas prices decreased by 54%. Cash provided by operating activities were also impacted by the decrease in realized prices for PVC and caustic soda. The overall decrease in cash provided by operating activities was partially offset by a change in working capital related to a decrease in receivables, due to lower commodity prices.

54	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

CASH USED BY INVESTING ACTIVITIES

millions	2023	2022	2021
Capital expenditures
Oil and gas	$(4,960)	$(3,844)	$(2,409)
Chemical	(535)	(322)	(308)
Midstream and marketing	(656)	(268)	(106)
Corporate	(119)	(63)	(47)
Total	$(6,270)	$(4,497)	$(2,870)
Changes in capital accrual	25	147	97
Purchase of businesses, assets and equity investments, net	(713)	(990)	(431)
Proceeds from sale of assets and equity investments, net	448	584	1,624
Other investing activities, net	(470)	(116)	406
Investing cash flows from continuing operations	$(6,980)	$(4,872)	$(1,174)
Investing cash flows from discontinued operations	—	—	(79)
Net cash used by investing activities	$(6,980)	$(4,872)	$(1,253)

Cash flows used by investing activities increased by $2.1 billion in 2023 compared to 2022. In 2023, Occidental increased capital spending as a result of increased activity in the Permian, Rockies and Gulf of Mexico as well as increased capital spending on STRATOS in OLCV and on the Battleground chlor-alkali plant in OxyChem. In 2023, Occidental sold certain non-core proved and unproved properties in the Permian Basin for proceeds of $202 million as well as sold WES 5.1 million of its limited partner units owned by Occidental for proceeds of $128 million. Purchase of businesses, assets and equity investments, net primarily included the purchase of Carbon Engineering. Also included in cash flow used by investing activities is Occidental's additional investment in NET Power, for $351 million. See Note 5 - Acquisitions, Divestitures and Other Transactions in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for a listing of assets and equity investments acquired and sold in 2023, 2022 and 2021.

CASH USED BY FINANCING ACTIVITIES

millions	2023	2022	2021
Financing cash flows from continuing operations	$(4,890)	$(13,715)	$(8,564)
Financing cash flows from discontinued operations	—	—	(8)
Net cash used by financing activities	$(4,890)	$(13,715)	$(8,572)

Cash used by financing activities decreased by $8.8 billion compared to 2022. In 2023, cash used by financing activities reflected common share repurchases of $1.8 billion and redemptions of preferred stock with a face value of $1.5 billion, with $151 million in redemption premiums and dividend payments of $1.4 billion on preferred and common stock. See Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this Form 10-K and Note 14 - Stockholders' Equity in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information related to Occidental’s share repurchases.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
For information on Occidental’s Lawsuits, Claims, Commitments and Contingencies, see the information in Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

OXY 2023 FORM 10-K	55

MANAGEMENT’S DISCUSSION AND ANALYSIS

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

ENVIRONMENTAL COSTS
Environmental costs relate to the prevention, monitoring, control, treatment or abatement of waste, emissions or releases to air, water or land from operations of Occidental’s subsidiaries. These activities are generally integrated with ongoing operations or development projects, so the costs in this table include estimates. The environmental costs in the table do not include litigation-related costs, including fines, penalties or settlements, Occidental’s investments in low-carbon ventures or cost incurred to satisfy asset retirement obligations. Occidental’s environmental costs are presented below for each segment for each of the years ended December 31:

millions	2023	2022	2021
Operating Expenses
Oil and gas	$409	$304	$267
Chemical	113	115	88
Midstream and marketing	8	6	6
Total	$530	$425	$361
Capital Expenditures
Oil and gas	$154	$110	$87
Chemical	40	53	66
Midstream and marketing	12	5	1
Total	$206	$168	$154
Remediation Expenses
Corporate	$79	$65	$28

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

GLOBAL INVESTMENTS

A portion of Occidental’s assets are located outside North America. The following table shows the geographic distribution of Occidental’s assets as of December 31, 2023, at both the segment and consolidated level, related to Occidental’s ongoing operations:

millions	Oil and gas	Chemical	Midstream and marketing	Corporate and other	Total Consolidated
North America
United States	$49,294	$4,494	$8,603	$2,208	$64,599
Canada	—	108	1,533	—	1,641
Middle East	3,637	—	3,047	—	6,684
North Africa and Other	855	80	144	5	1,084
Consolidated	$53,786	$4,682	$13,327	$2,213	$74,008

In 2023, net sales outside North America totaled $4.4 billion, or approximately 16% of total net sales.

56	OXY 2023 FORM 10-K

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
Several factors could change Occidental’s proved oil and gas reserves. For example, Occidental receives a share of production from PSCs to recover its costs and generally an additional share for profit. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Generally, Occidental’s net economic benefit from these contracts is greater at higher product prices. In other cases, particularly with long-lived properties, lower product prices may lead to a situation where production of a portion of proved reserves becomes uneconomical. For such properties, higher product prices typically result in additional reserves becoming economical. Estimation of future production and development costs is also subject to change partially due to factors beyond Occidental’s control, such as energy costs and inflation or deflation of oil field service costs. These factors, in turn, could lead to changes in the quantity of proved reserves. Additional factors that could result in a change of proved reserves include production decline rates and operating performance differing from those estimated when the proved reserves were initially recorded. Changes in the political and regulatory climate, including new or amended laws and regulations or changes in the interpretation of those laws and regulations, could lead to decreases in proved reserves as development horizons may be extended into the future, changes to development locations are necessary or the changes result in higher development or operating costs.
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

OXY 2023 FORM 10-K	57

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Net capitalized costs attributable to unproved properties were $10.2 billion as of December 31, 2023, and $12.6 billion as of December 31, 2022. The unproved amounts are not subject to DD&A until they are classified as proved properties. Individually insignificant unproved properties are combined and amortized on a group basis based on factors such as geographic location, lease terms, success rates and other factors to provide for full amortization upon lease expiration or abandonment.
Significant unproved properties are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered a valuation allowance is provided if an impairment is indicated. Occidental periodically reviews significant unproved properties for impairments; numerous factors are considered, including but not limited to, availability of funds for future exploration and development activities, current exploration and development plans, favorable or unfavorable exploration activity on the property or the adjacent property, geologists’ evaluation of the property, the current and projected political and regulatory climate, contractual conditions and the remaining lease term for the properties. If an impairment is indicated, Occidental will first determine whether a comparable transaction for similar properties or implied acreage valuation derived from domestic onshore market participants is available and will adjust the carrying amount of the unproved property to its fair value using the market approach. In situations where the market approach is not observable and unproved reserves are available, undiscounted future net cash flows used in the impairment analysis are determined based on managements’ risk adjusted estimates of unproved reserves, future commodity prices and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the property, the future net cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. Occidental utilizes the same assumptions and methodology discussed above for cash flows associated with proved properties.

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
Engineering estimates of the quantities of proved reserves are inherently imprecise and represent only approximate amounts because of the judgments involved in developing such information. Occidental’s estimates of proved reserves are made using available geological and reservoir data as well as production performance data. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data and the efficiency of extracting and processing the hydrocarbons. These estimates are reviewed annually by internal reservoir engineers and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, development plans, reservoir performance, prices, economic conditions and government restrictions as well as changes in the expected recovery associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits at an earlier projected date. A material adverse change in the estimated volume of proved reserves could have a negative impact on DD&A and could result in property impairments.
The most significant ongoing financial statement effect from a change in Occidental’s oil and gas reserves or impairment of its proved properties would be to the DD&A rate. For example, a 5% increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.65/Bbl, which would increase or decrease pre-tax income by approximately $290 million annually at current production rates.

FAIR VALUES
Occidental estimates fair-value of long-lived assets for impairment testing, assets and liabilities acquired in a business combination or exchanged in non-monetary transactions, pension plan assets and initial measurements of AROs.

58	OXY 2023 FORM 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Certain subsidiaries of Occidental incur environmental liabilities and expenditures that relate to current operations and are expensed or capitalized by such subsidiaries as appropriate. Certain subsidiaries also incur environmental liabilities and expenditures with respect to remediation of existing conditions from alleged past practices at Third-Party, Currently Operated, and Closed or Non-operated Sites, which categories may include NPL sites. Those environmental liabilities and related charges and expenses for estimated remediation costs from past operations are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. Occidental discloses such remediation liabilities on a consolidated basis. In determining the environmental remediation liability and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. These environmental remediation liabilities are based on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews these environmental remediation liabilities and adjusts them as new information becomes available. Occidental’s subsidiaries generally record reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.

OXY 2023 FORM 10-K	59

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
If Occidental or its subsidiaries were to adjust the balance of their environmental remediation liabilities based on the factors described above, the amount of the increase or decrease would be recognized in earnings. For example, if the balance were reduced by 10%, Occidental would record a pre-tax increase to income of $102 million. If the balance were increased by 10%, Occidental would record an additional remediation expense of $102 million.

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

60	OXY 2023 FORM 10-K

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rulemaking. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; the scope and duration of global or regional health pandemics or epidemics, and actions taken by government authorities and other third parties in connection therewith; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures, including the CrownRock Acquisition; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; government actions, war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events; HSE risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations, and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low-carbon ventures businesses or announced GHG emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Item 1A, “Risk Factors” and elsewhere in this Form 10-K, as well as in Occidental’s other filings with the SEC, including Occidental’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OXY 2023 FORM 10-K	61

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

GENERAL
Occidental’s results are sensitive to fluctuations in oil, NGL and natural gas prices. Price changes at current global prices and levels of production affect Occidental’s budgeted 2024 pre-tax annual income by approximately $215 million for a $1 per barrel change in oil prices and approximately $25 million for a $1 per barrel change in NGL prices. If domestic natural gas prices varied by $0.10 per Mcf, it would have an estimated annual effect on Occidental’s budgeted 2024 pre-tax income of approximately $36 million. These price-change sensitivities include the impact of PSC and similar contract volume changes on income. If production levels differ from Occidental’s 2024 budgeted production, the sensitivity of Occidental’s results to prices also will change. Marketing results are sensitive to price changes of oil, natural gas and, to a lesser degree, other commodities. A $0.25 change in the Midland-to-Gulf-Coast oil spreads impacts budgeted 2024 operating cash flows by approximately $65 million.
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
The following table shows the fair value of Occidental’s derivatives (excluding collateral), segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets (Liabilities) millions	2024	2025 and 2026	2027 and 2028	2029 and thereafter	Total
Prices actively quoted	$44	$—	$—	$—	$44
Prices provided by other external sources	36	(4)	—	—	32
Total	$80	$(4)	$—	$—	$76

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

62	OXY 2023 FORM 10-K

QUANTITATIVE AND QUALITATIVE DISCLOSURES

INTEREST RATE RISK
GENERAL
As of December 31, 2023, Occidental had fixed rate debt with a fair value of $18.0 billion outstanding. A 25-basis point change in Treasury rates would change the fair value of the fixed rate debt approximately $282 million.
The table below provides information about Occidental’s long-term debt obligations. Debt amounts represent principal payments by maturity date.

millions except percentages	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Total (a)
2024	$1,055	$—	$1,055
2025	1,208	—	1,208
2026	1,448	—	1,448
2027	903	—	903
2028	906	—	906
Thereafter	12,367	68	12,435
Total	$17,887	$68	$17,955
Weighted-average interest rate	5.91%	5.75%	5.91%
Fair Value	$18,011	$68	$18,079
(a)Excluded net unamortized debt premiums of $1.2 billion and debt issuance costs of $106 million.

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
As of December 31, 2023, the substantial majority of the credit exposures were with investment grade counterparties. Occidental believes its exposure to credit-related losses as of December 31, 2023, was not material and losses associated with credit risk have been insignificant for all years presented.

OXY 2023 FORM 10-K	63

FINANCIAL STATEMENTS INDEX
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

64	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Occidental Petroleum Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

As discussed in Note 1 to the consolidated financial statements, the Company determines depreciation and depletion of oil and gas producing properties by the unit-of-production method. Under this method, capitalized costs are amortized over estimated proved reserves. For the year ended December 31, 2023, the Company recorded depreciation and depletion expense related to proved oil and gas properties of $6.1 billion.

We identified the assessment of the estimated proved oil and gas reserves on the determination of depreciation and depletion expense related to proved oil and gas properties as a critical audit matter. Complex auditor judgment was required to assess the Company’s estimate of proved oil and gas reserves, which is a key input for the determination of depreciation and depletion expense. Estimating proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers. The key assumptions included (1) estimated future production quantities and (2) estimated operating and capital costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depreciation and

OXY 2023 FORM 10-K	65

FINANCIAL STATEMENTS REPORT

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

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company accrues a liability for estimated environmental remedial activities when it is probable a liability has been incurred and the amount of remediation costs can be estimated. The Company accrued a liability related to its estimated allocable share of the costs to perform the remedial activities required for the lower 8.3 miles of the Lower Passaic River site. As of December 31, 2023, the Company’s total estimated environmental liabilities were $1.0 billion, which includes the estimated environmental liability for the lower 8.3 miles of the Lower Passaic River site.

We identified the evaluation of the environmental liability associated with the lower 8.3 miles of the Lower Passaic River site as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our procedures due to possible changes to the Company’s estimated allocable share of the remediation costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s environmental liability process to estimate the Company’s allocable share of the remediation costs associated with the lower 8.3 miles of the Lower Passaic River site. We assessed the Company’s assumption for its allocable share of the remediation costs and analyzed publicly available data sources for information that might be contrary to the information used by the Company. We involved an environmental analysis professional with specialized skills and knowledge who assisted in the evaluation of information used by management including publicly available data sources.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 14, 2024

66	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Occidental Petroleum Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Occidental Petroleum Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Assessment of and Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Houston, Texas
February 14, 2024

OXY 2023 FORM 10-K	67

FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,426	$984
Trade receivables, net of reserves of $29 in 2023 and $37 in 2022	3,195	4,281
Inventories	2,022	2,059
Other current assets	1,732	1,562
Total current assets	8,375	8,886

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,224	3,176

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	109,214	104,487
Chemical	8,279	7,808
Midstream and marketing	8,279	7,550
Corporate	1,039	889
	126,811	120,734
Accumulated depreciation, depletion and amortization	(68,282)	(62,350)
Total property, plant and equipment, net	58,529	58,384

OPERATING LEASE ASSETS	1,130	903

OTHER LONG-TERM ASSETS	2,750	1,260

TOTAL ASSETS	$74,008	$72,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

68	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions except share and per-share amounts	2023	2022
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (a)	$1,202	$165
Current operating lease liabilities	446	273
Accounts payable	3,646	4,029
Accrued liabilities	3,854	3,290
Total current liabilities	9,148	7,757

LONG-TERM DEBT, NET
Long-term debt, net (b)	18,536	19,670

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,764	5,512
Asset retirement obligations	3,882	3,636
Pension and postretirement obligations	931	1,055
Environmental remediation liabilities	889	905
Operating lease liabilities	727	657
Other	3,782	3,332
Total deferred credits and other liabilities	15,975	15,097

EQUITY
Preferred stock, at $1.00 per share par value (84,897 shares as of December 31, 2023 and 100,000 as of December 31, 2022)	8,287	9,762
Common stock, $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2023 — 1,107,516,500 and 2022 — 1,098,512,626	222	220
Treasury stock: 2023 — 228,053,397 shares and 2022 — 198,653,682 shares	(15,582)	(13,772)
Additional paid-in capital	17,422	17,181
Retained earnings	19,626	16,499
Accumulated other comprehensive income	275	195
Total stockholders’ equity	30,250	30,085
Non-controlling interest	99	—
Total equity	30,349	30,085

TOTAL LIABILITIES AND EQUITY	$74,008	$72,609
(a)Included $146 million and $143 million of current finance lease liabilities as of December 31, 2023 and 2022, respectively.
(b)Included $591 million and $546 million of finance lease liabilities as of December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2023 FORM 10-K	69

FINANCIAL STATEMENTS

Consolidated Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions except per-share amounts	2023	2022	2021
REVENUES AND OTHER INCOME
Net sales	$28,257	$36,634	$25,956
Interest, dividends and other income	139	153	166
Gains on sales of assets and other, net	522	308	192
Total	28,918	37,095	26,314
COSTS AND OTHER DEDUCTIONS
Oil and gas lease operating expense	4,677	4,028	3,160
Transportation and gathering expense	1,481	1,475	1,419
Chemical and midstream cost of sales	3,116	3,273	2,772
Purchased commodities	2,009	3,287	2,308
Selling, general and administrative	1,083	945	863
Other operating and non-operating expense	1,084	1,271	1,065
Taxes other than on income	1,087	1,548	1,005
Depreciation, depletion and amortization	6,865	6,926	8,447
Asset impairments and other charges	209	—	304
Acquisition-related costs	26	89	153
Exploration expense	441	216	252
Interest and debt expense, net	945	1,030	1,614
Total	23,023	24,088	23,362
Income before income taxes and other items	5,895	13,007	2,952
OTHER ITEMS
Gains on interest rate swaps, net	—	317	122
Income from equity investments and other	534	793	631
Total	534	1,110	753
Income from continuing operations before income taxes	6,429	14,117	3,705
Income tax expense	(1,733)	(813)	(915)
Income from continuing operations	4,696	13,304	2,790
Loss from discontinued operations, net of tax	—	—	(468)

NET INCOME	4,696	13,304	2,322
Less: Preferred stock dividends and redemption premiums	(923)	(800)	(800)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,773	$12,504	$1,522

PER COMMON SHARE
Income from continuing operations—basic	$4.22	$13.41	$2.12
Loss from discontinued operations—basic	—	—	(0.50)
Net income attributable to common stockholders—basic	$4.22	$13.41	$1.62

Income from continuing operations—diluted	$3.90	$12.40	$2.06
Loss from discontinued operations—diluted	—	—	(0.48)
Net income attributable to common stockholders—diluted	$3.90	$12.40	$1.58

The accompanying notes are an integral part of these Consolidated Financial Statements.

70	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2023	2022	2021
Net income	$4,696	$13,304	$2,322
Other comprehensive income items:
Gains on derivatives (a)	44	80	14
Pension and postretirement gains (b)	34	321	67
Other	2	2	(1)
Other comprehensive income, net of tax	80	403	80
Comprehensive income	4,776	13,707	2,402
Comprehensive income attributable to preferred and common stockholders	$4,776	$13,707	$2,402
(a)Net of tax expense of zero, $(22) and $(4) in 2023, 2022 and 2021, respectively.
(b)Net of tax expense of $(10), $(99) and $(18) in 2023, 2022 and 2021, respectively. See Note 11 - Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2023 FORM 10-K	71

FINANCIAL STATEMENTS

Consolidated Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balance, December 31, 2020	$9,762	$216	$(10,665)	$16,552	$2,996	$(288)	$—	$18,573
Net income	—	—	—	—	2,322	—	—	2,322
Other comprehensive income, net of tax	—	—	—	—	—	80	—	80
Dividends on common stock, $0.04 per share	—	—	—	—	(38)	—	—	(38)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(800)	—	—	(800)
Shareholder warrants exercised	—	—	—	7	—	—	—	7
Issuance of common stock and other, net	—	1	—	190	—	—	—	191
Purchases of treasury stock	—	—	(8)	—	—	—	—	(8)
Balance, December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$—	$20,327
Net income	—	—	—	—	13,304	—	—	13,304
Other comprehensive income, net of tax	—	—	—	—	—	403	—	403
Dividends on common stock, $0.52 per share	—	—	—	—	(485)	—	—	(485)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(800)	—	—	(800)
Shareholder warrants exercised	—	2	—	252	—	—	—	254
Options Exercised	—	—	—	27	—	—	—	27
Issuance of common stock and other, net	—	1	—	153	—	—	—	154
Purchases of treasury stock	—	—	(3,099)	—	—	—	—	(3,099)
Balance, December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$—	$30,085
Net income	—	—	—	—	4,696	—	—	4,696
Other comprehensive income, net of tax	—	—	—	—	—	80	—	80
Dividends on common stock, $0.72 per share	—	—	—	—	(646)	—	—	(646)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(736)	—	—	(736)
Preferred stock redemption – face value	(1,511)	—	—	—	—	—	—	(1,511)
Preferred stock redemption – premium	—	—	—	—	(151)	—	—	(151)
Preferred stock redemption – amortization of carrying value	36	—	—	—	(36)	—	—	—
Shareholder warrants exercised	—	1	—	98	—	—	—	99
Options Exercised	—	—	—	13	—	—	—	13
Issuance of common stock and other, net	—	1	—	130	—	—	—	131
Purchases of treasury stock	—	—	(1,810)	—	—	—	—	(1,810)
Noncontrolling interest contributions, net	—	—	—	—	—	—	99	99
Balance, December 31, 2023	$8,287	$222	$(15,582)	$17,422	$19,626	$275	$99	$30,349
The accompanying notes are an integral part of these Consolidated Financial Statements.

72	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2023	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$4,696	$13,304	$2,322
Adjustments to reconcile net income to net cash from operating activities:
Discontinued operations, net	—	—	468
Depreciation, depletion and amortization of assets	6,865	6,926	8,447
Deferred income tax provision (benefit)	57	(1,644)	46
Other noncash charges (benefit) to income	(100)	(8)	229
Asset impairments and related items	209	—	304
Gain on sales of assets and other, net	(522)	(308)	(192)
Undistributed losses (earnings) from equity investments	144	(219)	(70)
Dry hole expense	299	84	125
Changes in operating assets and liabilities:
(Increase) decrease in receivables	1,088	(97)	(2,086)
Increase in inventories	(91)	(230)	(86)
Increase in other current assets	(13)	(335)	(119)
Increase (decrease) in accounts payable and accrued liabilities	(549)	(478)	865
Increase (decrease) in current domestic and foreign income taxes	225	(185)	—
Operating cash flow from continuing operations	12,308	16,810	10,253
Operating cash flow from discontinued operations, net of taxes	—	—	181
Net cash provided by operating activities	12,308	16,810	10,434

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(6,270)	(4,497)	(2,870)
Change in capital accrual	25	147	97
Purchase of businesses, assets and equity investments, net	(713)	(990)	(431)
Proceeds from sale of assets and equity investments, net	448	584	1,624
Equity investments and other, net	(470)	(116)	406
Investing cash flow from continuing operations	(6,980)	(4,872)	(1,174)
Investing cash flow from discontinued operations	—	—	(79)
Net cash used by investing activities	(6,980)	(4,872)	(1,253)
CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	900	400	—
Payment of receivables securitization facility	(900)	(400)	—
Debt issuance costs	(46)	—	—
Payments of long-term debt, net	(22)	(9,484)	(6,834)
Redemption of preferred stock	(1,661)	—	—
Purchases of treasury stock	(1,798)	(3,099)	(8)
Cash dividends paid on common and preferred stock	(1,365)	(1,184)	(839)
Proceeds from issuance of common stock	135	293	31
Contribution from noncontrolling interest	100	—	—
Financing portion of net cash paid for derivative instruments	—	(111)	(834)
Other financing, net	(233)	(130)	(80)
Financing cash flow from continuing operations	(4,890)	(13,715)	(8,564)
Financing cash flow from discontinued operations	—	—	(8)
Net cash used by financing activities	(4,890)	(13,715)	(8,572)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	438	(1,777)	609
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of year	1,026	2,803	2,194
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of year	$1,464	$1,026	$2,803

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2023 FORM 10-K	73

FINANCIAL STATEMENTS FOOTNOTES

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of Occidental, its subsidiaries, its undivided interests in oil and gas exploration and production ventures and, previously, variable interest entities, for which Occidental was the primary beneficiary. Occidental accounts for its share of oil and gas exploration and production ventures by reporting its proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on the balance sheets, statements of operations and statements of cash flows.

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

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol “WES.” As of December 31, 2023, Occidental owned all of the 2.3% non-voting general partner interest, 48.8% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of December 31, 2023, Occidental's combined share of net income from WES and its subsidiaries was 51.0%. See Note 4 - Investment and Related-Party Transactions for further information.

NON-CONTROLLING INTEREST
In 2023, Occidental and BlackRock formed a joint venture, for the continued development of the first commercial scale direct air capture facility using Carbon Engineering technology. The joint venture is a VIE and Occidental consolidates the VIE as it is the primary beneficiary. BlackRock’s investment is accounted for as a NCI. Each party has committed to make additional investments towards the completion of the direct air capture facility in Ector County, Texas, with BlackRock committed to invest up to $550 million. In addition, Occidental has entered into agreements with the joint venture related to project management, operations and maintenance and carbon removal offtake. Occidental may incur additional payments if certain construction and operational thresholds are not met.
Occidental may call the NCI on June 30, 2025 or earlier if the plant does not achieve commercial operations or ceases and permanently discontinues operations. Dividends from the joint venture will be distributed preferentially to the NCI up to a return threshold, then preferentially to Occidental thereafter. The NCI receives preferential distributions in liquidation.
Because distributions from the joint venture will not be consistent over time, or with the initial investments or ownership interest, Occidental has determined that the appropriate methodology for attributing income and loss from the joint venture is the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the NCI in the consolidated statements of operations reflect changes in the amounts the NCI would hypothetically receive at each balance sheet date if

74	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

the joint venture was liquidated. As of December 31, 2023, the VIE’s assets were comprised of $275 million construction in progress.

BERKSHIRE HATHAWAY OWNERSHIP
Berkshire Hathaway is a related party of Occidental due to its level of ownership of Occidental's common stock. As of December 31, 2023, Berkshire Hathaway’s ownership in Occidental included 244 million shares of common stock, 83.9 million of warrants of Occidental common stock with a strike price of $59.62, and $8.5 billion in preferred stock. Occidental has, from time to time, contracted with Berkshire Hathaway for the provision of electricity, rail and insurance. In addition, certain Berkshire Hathaway subsidiaries purchase various chemicals from OxyChem.

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
The accompanying Consolidated Financial Statements include assets of approximately $7.8 billion as of December 31, 2023 and net sales of approximately $4.4 billion in 2023, relating to Occidental’s operations in countries outside North America. Occidental has experienced and may continue to experience adverse consequences, such as risk of loss or production limitations, because certain of its international operations are located in countries affected by political instability, nationalizations, corruption, armed conflict, terrorism, insurgency, civil unrest, security problems, labor unrest, OPEC production restrictions, equipment import restrictions and sanctions. Exposure to such risks may increase if a greater percentage of Occidental’s future oil and gas production or revenue comes from international sources. Occidental attempts to conduct its affairs so as to mitigate its exposure to such risks and would seek compensation in the event of nationalization.
Because Occidental’s major products are commodities, significant changes in the prices of oil, NGL, natural gas and chemical products may have a significant impact on Occidental’s results of operations. Also, see Property, Plant and Equipment section below.

RECEIVABLES AND OTHER CURRENT ASSETS
Trade receivables, net of $3.2 billion and $4.3 billion as of December 31, 2023 and 2022, respectively, represent rights to payment for which Occidental had satisfied its obligations under a contract with a customer and its right to payment was conditioned only on the passage of time.
Other current assets includes amounts receivable from working interest partners in Occidental’s oil and gas operations, prepaid expenses, derivative assets and taxes receivable.

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

OXY 2023 FORM 10-K	75

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
The following table summarizes the activity of capitalized exploratory well costs for continuing operations for the years ended December 31:

millions	2023	2022	2021
Balance — beginning of year	$276	$213	$211
Additions to capitalized exploratory well costs pending the determination of proved reserves	750	323	163
Reclassifications to property, plant and equipment based on the determination of proved reserves	(314)	(183)	(67)
Capitalized exploratory well costs charged to expense	(307)	(77)	(94)
Balance — end of year	$405	$276	$213

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

76	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

Net capitalized costs attributable to unproved properties were $10.2 billion as of December 31, 2023 and $12.6 billion as of December 31, 2022. The unproved amounts are not subject to DD&A until they are classified as proved properties. Individually insignificant unproved properties are combined and amortized on a group basis based on factors such as geographic location, lease terms, success rates and other factors to provide for full amortization upon lease expiration or abandonment.
Significant unproved properties are assessed individually for impairment and when events or circumstances indicate that the carrying value of property may not be recovered a valuation allowance is provided if an impairment is indicated. Occidental periodically reviews significant unproved properties for impairments. When assessing for impairments, several factors are considered, including but not limited to, availability of funds for future exploration and development activities, current exploration and development plans, favorable or unfavorable exploration activity on the property or the adjacent property, geologists’ evaluation of the property, the current and projected political and regulatory climate, contractual conditions and the remaining lease term for the properties. If an impairment is indicated, Occidental will first determine whether a comparable transaction for similar properties or implied acreage valuation derived from domestic onshore market participants is available and will adjust the carrying amount of the unproved property to its fair value using the market approach. In situations where the market approach is not observable and unproved reserves are available, undiscounted future net cash flows used in the impairment analysis are determined based on managements’ risk adjusted estimates of unproved reserves, future commodity prices and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the unproved property, the future net cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. Occidental utilizes the same assumptions and methodology discussed above for cash flows associated with proved properties.

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

IMPAIRMENTS AND OTHER CHARGES
In 2023, Occidental recorded a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has decided not to pursue future exploration and appraisal activities. In 2023, impairment expense also included $29 million related to an equity method investment in Black Butte Coal Company.
During 2021, Occidental’s oil and gas segment recognized pre-tax impairment and related charges of $282 million primarily related to undeveloped leases that either expired or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities and, to a lesser extent, impairments of oil and gas materials and supplies inventories.

OXY 2023 FORM 10-K	77

FINANCIAL STATEMENTS FOOTNOTES

Prolonged declines in commodity prices, reduced capital spending in response to lower prices or increases in operating costs could result in additional impairments.

INTANGIBLES AND GOODWILL
As of December 31, 2023, Occidental had $960 million of other intangible assets primarily related to Carbon Engineering and TerraLithium, included in other long-term assets. These assets will be amortized between 9 and 25 years on a straight-line basis. Occidental performs impairment tests on its finite-lived intangible assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets. Any impairment loss would be calculated as the excess of the asset’s net book value over its estimated fair value.
As of December 31, 2023, Occidental had $668 million of goodwill related to its ownership in Carbon Engineering, included in other long-term assets. Goodwill is subject to annual impairment testing every April. Occidental’s goodwill impairment test first assesses qualitative factors to determine whether goodwill is likely impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill, Occidental will then perform a quantitative goodwill impairment test. Changes in goodwill may result from, among other things, impairments, future acquisitions, or future divestitures.

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

78	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

ACCRUED LIABILITIES - CURRENT
Accrued liabilities - current included accrued payroll, commissions and related expenses of $693 million and $582 million as of December 31, 2023 and 2022, respectively, and taxes other than on income of $618 million and $544 million as of December 31, 2023 and 2022, respectively. Dividends payable, also included in accrued liabilities - current, were $307 million and $289 million as of December 31, 2023 and 2022, respectively.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Certain subsidiaries of Occidental incur environmental liabilities and expenditures that relate to current operations and are expensed or capitalized by such subsidiaries as appropriate. Certain subsidiaries also incur environmental liabilities and expenditures with respect to remediation of existing conditions from alleged past practices at Third-Party, Currently Operated, and Closed or Non-operated Sites, which categories may include NPL sites. Those environmental liabilities and related charges and expenses for estimated remediation costs from past operations are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. Occidental discloses such remediation liabilities on a consolidated basis. In determining the environmental remediation liability and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. These environmental remediation liabilities are based on management’s estimate of the most likely cost to be incurred, using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews these environmental remediation liabilities and adjusts them as new information becomes available. Occidental’s subsidiaries generally record reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.
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

OXY 2023 FORM 10-K	79

FINANCIAL STATEMENTS FOOTNOTES

The following table summarizes the activity of AROs for the years ended December 31:

millions	2023	2022
Beginning balance	$3,805	$4,026
Liabilities incurred – capitalized to PP&E	105	55
Liabilities settled and paid	(295)	(342)
Accretion expense	211	145
Acquisitions, divestitures and other, net	(15)	(54)
Revisions to previous estimates	264	(25)
Ending balance (a)	$4,075	$3,805
(a)The ending balance included $193 million and $169 million related to the current balance of AROs that are presented in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

DERIVATIVE INSTRUMENTS
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Occidental applies hedge accounting when transactions meet specified criteria for cash flow hedge treatment and management elects and documents such treatment. Otherwise, any fair value gains or losses are recognized in earnings in the current period. For cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of OCI with an offsetting adjustment to the carrying value of the item being hedged. Realized gains or losses from cash flow hedges, and any ineffective portion, are recorded as a component of net sales in the Consolidated Statements of Operations. Ineffectiveness is primarily created by a lack of correlation between the hedged item and the hedging instrument due to location, quality, grade or changes in the expected quantity of the hedged item. Gains and losses from derivative instruments are reported net in the Consolidated Statements of Operations. See Note 8 Derivatives. There were no fair value hedges as of and during the years ended December 31, 2023, 2022 and 2021.

STOCK-BASED INCENTIVE PLANS
Occidental has established the Plans that are more fully described in Note 15 - Stock-Based Incentive Plans. A summary of Occidental’s accounting policy for awards issued under the Plans is as follows.
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

80	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the year ended December 31, 2023, 2022 and 2021, respectively.

millions	2023	2022	2021
Income tax payments	$1,299	$2,184	$763
Income tax refunds received	$18	$89	$70
Production, property and other tax payments	$1,164	$1,093	$790
Interest paid (a)	$1,099	$1,425	$1,685
(a)     Net of capitalized interest of $98 million, $69 million and $61 million, for the years 2023, 2022 and 2021, respectively.

Occidental swapped oil and gas acreage with a fair value of approximately $120 million and $340 million in non-monetary exchange transactions during the years ended December 31, 2023 and December 31, 2022, respectively.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balance as of December 31, 2023, included investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Statements of Cash Flows for the year ended December 31, 2023 and 2022:

millions	2023	2022
Cash and cash equivalents	$1,426	$984
Restricted cash and restricted cash equivalents	21	26
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	17	16
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,464	$1,026

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

LOSS CONTINGENCIES
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, state, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, punitive damages, civil penalties, injunctive relief, and government oversight costs. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing response costs with other financially sound companies. Further, some lawsuits, claims and legal

OXY 2023 FORM 10-K	81

FINANCIAL STATEMENTS FOOTNOTES

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

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, FASB issued new guidance to improve Income Tax disclosures to provide information to assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The rules become effective for annual periods beginning after December 15, 2024. The standard modifies required income tax disclosures. Occidental is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
In November 2023, FASB issued new guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The rules become effective for the fiscal years beginning after December 15, 2023. The standard requires additional disclosures about operating segments. Occidental is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
In August 2023, FASB issued new guidance to provide specific guidance on how a joint venture, upon formation, should recognize and initially measure assets contributed and liabilities assumed. The rules become effective prospectively for all joint venture formations occurring on or after January 1, 2025. Occidental is currently assessing the impact of this guidance.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services such as transportation. Revenue from customers is measured as the amount of consideration Occidental expects to receive in exchange for the delivery of goods or services. Contracts may last from one month to one year or more and may have renewal terms that extend indefinitely at the option of either party. Price is typically based on market indexes. Volumes fluctuate due to production and, in certain cases, customer demand and transportation availability. Occidental records revenue net of certain taxes, such as sales taxes, that are assessed by government authorities on Occidental’s customers.
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

82	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The following table reconciles revenue from customers to total net sales for the years ended December 31:

millions	2023	2022	2021
Revenue from customers	$28,325	$36,234	$25,959
All other revenues (a)	(68)	400	(3)
Net sales	$28,257	$36,634	$25,956
(a)Included net marketing derivatives, oil collars and calls and chemical exchange contracts.

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

millions	United States	International	Eliminations	Total
Year ended December 31, 2023
Oil and gas
Oil	$14,893	$3,057	$—	$17,950
NGL	1,619	372	—	1,991
Gas	970	335	—	1,305
Other	36	2	—	38
Segment total	$17,518	$3,766	$—	$21,284
Chemical	$5,002	$313	$—	$5,315
Midstream and marketing	$2,216	$409	$—	$2,625
Eliminations	$—	$—	$(899)	$(899)
Consolidated	$24,736	$4,488	$(899)	$28,325

Year ended December 31, 2022
Oil and gas
Oil	$17,421	$3,935	$—	$21,356
NGL	2,631	421	—	3,052
Gas	2,422	311	—	2,733
Other	20	4	—	24
Segment total	$22,494	$4,671	$—	$27,165
Chemical	$6,359	$379	$—	$6,738
Midstream and marketing	$3,167	$588	$—	$3,755
Eliminations	$—	$—	$(1,424)	$(1,424)
Consolidated	$32,020	$5,638	$(1,424)	$36,234

Year ended December 31, 2021
Oil and gas
Oil	$12,072	$2,844	$—	$14,916
NGL	2,203	325	—	2,528
Gas	1,524	291	—	1,815
Other	24	2	—	26
Segment total	$15,823	$3,462	$—	$19,285
Chemical	$4,995	$248	$—	$5,243
Midstream and marketing	$1,969	$556	$—	$2,525
Eliminations	$—	$—	$(1,094)	$(1,094)
Consolidated	$22,787	$4,266	$(1,094)	$25,959

OXY 2023 FORM 10-K	83

FINANCIAL STATEMENTS FOOTNOTES

NOTE 3 - INVENTORIES

Finished goods primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. Inventories consisted of the following as of December 31:

millions	2023	2022
Raw materials	$115	$120
Materials and supplies	988	913
Commodity inventory and finished goods	1,027	1,147
	2,130	2,180
Revaluation to LIFO	(108)	(121)
Total	$2,022	$2,059

NOTE 4 - INVESTMENTS AND RELATED-PARTY TRANSACTIONS

EQUITY INVESTMENTS
Occidental’s significant equity investments are presented in investments in unconsolidated entities and in deferred credits and other liabilities - other. As of December 31, 2023 and 2022, investments in unconsolidated entities were $3.2 billion and its significant equity investments consisted of investments in WES, OxyChem Ingleside Facility, NET Power and DEL. Occidental’s equity investments presented in investments in unconsolidated entities primarily consist of the following:

millions	% Economic Interest	Carrying amount
WES (a)	51.0%	$1,928
OxyChem Ingleside Facility	50.0%	539
NET Power (b)	42.2%	495
DEL(c)	24.5%	—
Other	various	262
Total Investments in unconsolidated entities		$3,224
(a)     In 2023, 2022, and 2021, Occidental sold 5.1 million, 10.0 million and 14.0 million of its limited partner units in WES, respectively, resulting in gains on sale of $51 million, $62 million and $102 million, respectively.
(b)    In June 2023, Occidental invested an additional $351 million in NET Power, increasing its economic interest to 42.2%.
(c)    Not presented in investments in unconsolidated entities is Occidental’s 24.5% ownership in DEL, which had a carrying value of $252 million and is presented in deferred credits and other liabilities - other. Refer to the discussion below regarding the presentation of Occidental’s equity investment in DEL.

Dividends received from equity investments were $708 million, $643 million and $652 million to Occidental in 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, cumulative undistributed earnings of equity-method investees since they were acquired was $613 million and $594 million, respectively. Excluding Occidental’s investment in NET Power and DEL, as of December 31, 2023, Occidental’s investments in equity investees exceeded the underlying equity in net assets by approximately $424 million, of which $371 million represented PP&E and equity investments with the remainder comprised of intangibles, both are subject to amortization over their estimated average lives.
As a result of a refinancing transaction at DEL in November 2021, Occidental received cash distributions in excess of its investment balance. Since Occidental may be requested to provide financial support to DEL in the future, the excess distributions were recorded against the carrying amount of the equity investment and in deferred credits and other liabilities - other.

84	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The following table presents the summarized financial information of its equity-method investments combined for the years ended and as of December 31:

millions	2023	2022	2021
Summarized Results of Operations
Revenues and other income	$4,724	$6,342	$6,252
Costs and expenses	3,753	4,514	4,569
Net income	$971	$1,828	$1,683

Summarized Balance Sheet
Current assets	$4,772	$3,482	$3,387
Non-current assets	$18,715	$15,282	$19,341
Current liabilities	$2,547	$1,342	$1,976
Long-term debt	$9,673	$9,512	$9,464
Other non-current liabilities	$2,396	$1,289	$1,187
Equity	$8,870	$6,621	$10,101

RELATED-PARTY TRANSACTIONS
Occidental sells oil, NGL, natural gas, chemicals, power and steam to and purchases oil, NGL and chemicals from its equity method investees and other related parties. Occidental is charged service fees primarily related to gathering, processing, oil, NGL and natural gas treatment by certain of its equity investees and other related parties. Berkshire Hathaway is a related party of Occidental due to its ownership of Occidental's common stock. Occidental has, from time to time, contracted with Berkshire Hathaway for the provision of electricity, rail and insurance. In addition, certain Berkshire Hathaway subsidiaries purchase various chemicals from OxyChem. Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties for the years ended December 31:

millions	2023	2022	2021
Sales (a)	$256	$337	$261
Purchases (b)	$722	$948	$773
Services (c)	$1,155	$1,006	$942
Advances and amounts due from related parties	$62	$40	$57
Amounts due to related parties	$371	$306	$280
(a)In 2023 and 2022 and 2021 sales of Occidental-produced oil and NGL to WES accounted for 37% and 42% and 58% of these totals, respectively.
(b)In 2023 and 2022 and 2021, purchases of gas and NGL marketed on behalf of WES accounted for 22% and 24% and 27% of related party purchases, respectively, while purchases of ethylene from the OxyChem Ingleside Facility accounted for 69% and 64% and 70%, respectively, of related party purchases.
(c)In 2023 and 2022 and 2021, services primarily related to fees charged by WES to gather, process and treat Occidental produced oil, NGL and natural gas.

NOTE 5 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS
2023
In December 2023, Occidental entered in an agreement to purchase CrownRock L.P. for total consideration of approximately $12.0 billion. If regulatory approval is received, Occidental intends to finance the purchase with the issuance with up to $9.1 billion of new debt, the issuance of approximately 29.6 million shares of common equity and the assumption of CrownRock’s $1.2 billion of existing debt. The amount of new debt issued will be decreased by any available cash and excess cash flow received by CrownRock from January 1, 2024 to close. The agreement is subject to customary closing conditions and the receipt of regulatory approval, including the expiration or termination of the waiting period (and any extensions thereof) under the HSR Act.

OXY 2023 FORM 10-K	85

FINANCIAL STATEMENTS FOOTNOTES

On January 19, 2024, Occidental and the Sellers each received a Second Request from the FTC in connection with the FTC’s review of the CrownRock Acquisition. A Second Request extends the waiting period imposed by the HSR Act until 30 days after each of Occidental and the Sellers have substantially complied with the Second Request issued to them, unless that period is extended voluntarily by Occidental and the Sellers or terminated sooner by the FTC. Occidental and the Sellers continue to work constructively with the FTC in its review of the CrownRock Acquisition.
In September 2023, Occidental sold certain non-core proved and unproved properties in the Permian Basin for $202 million and recorded a gain on sale of assets of $142 million.
Throughout 2023, Occidental entered into non-monetary exchange agreements, primarily in the Permian Basin. These exchanges were recorded as acquisitions and divestitures at a total combined fair value of $120 million. The difference in the assets' net book value was treated as a recovery of cost and normal retirement, which resulted in no gain or loss being recognized.
In August 2023, Occidental entered into an agreement with Carbon Engineering Ltd., its equity method investee, to purchase the remaining 68% interest not already owned by Occidental or its affiliates for total cash consideration of approximately $1.1 billion, resulting in Carbon Engineering becoming a wholly owned subsidiary of Occidental. The transaction qualifies as a business combination and is accounted for using the acquisition method of accounting. Because Occidental acquired control of Carbon Engineering in the 2023 purchase, Occidental remeasured its previously held 32% equity interest at its acquisition-date fair value and recognized the resulting gain of $283 million in accordance with GAAP. The purchase price will be made in three approximately equal annual payments, with the first payment made at closing. This transaction closed on November 3, 2023, and Occidental made the first payment of $349 million. The remaining two payments will be paid on the first and second anniversaries of closing, which were accrued on the closing date. With this purchase Occidental intends to accelerate technological innovation and cost reductions in Carbon Engineering's direct air capture technology. Carbon Engineering’s current and historical results of operations are immaterial to Occidental.
The purchase price was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the date of acquisition. The valuation of intangible assets is based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of intangible assets was derived using an income approach, with significant inputs being forecasted revenues and expenses, an anticipated growth rate, and an estimated discount rate.
Occidental allocated the preliminary purchase price to the fair value of Carbon Engineering’s assets as follows:

millions	2023
Fair value of assets acquired:
Cash and other current assets	$154
Property, plant and equipment	11
Intangible assets related to developed technology	845
Goodwill	668
Total fair value of assets acquired	$1,678
Fair value of liabilities acquired:
Liabilities acquired	110
Deferred tax liability	190
Total liabilities assumed	$300

Fair value of previously held interest	371

Total acquisition consideration	$1,007

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
In 2022, Occidental sold 10.0 million limited partner units of WES for proceeds of approximately $250 million, resulting in a gain of $62 million, see Note 4 - Investments and Related-Party Transactions.

86	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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
The following table presents the amounts reported in discontinued operations, net of income taxes, related to the Ghana assets for the years ended December 31, 2021:

millions	2021
Revenues and other income
Net sales	$458

Costs and other deductions
Oil and gas lease operating expense	71
Fair value adjustment on assets held for sale (a)	409
Other	24
Total costs and other deductions	$504

Loss before income taxes	$(46)
Income tax benefit	15
Discontinued operations, net of tax	$(31)
(a)    For 2021, included effective date to close date adjustments as well as settlements of certain tax claims.

OXY 2023 FORM 10-K	87

FINANCIAL STATEMENTS FOOTNOTES

NOTE 6 - LONG-TERM DEBT

As of December 31, 2023 and 2022, Occidental’s debt consisted of the following:

millions	2023	2022
8.750% medium-term notes due 2023	$—	$22
2.900% senior notes due 2024	654	654
6.950% senior notes due 2024	291	291
3.450% senior notes due 2024	111	111
5.875% senior notes due 2025	606	606
3.500% senior notes due 2025	137	137
5.500% senior notes due 2025	465	465
5.550% senior notes due 2026	870	870
3.200% senior notes due 2026	182	182
3.400% senior notes due 2026	284	284
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior debentures due 2029	116	116
3.500% senior notes due 2029	286	286
Variable rate bonds due 2030 (5.750% and 5.320% as of December 31, 2023 and 2022, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
0.000% loan due 2039	19	—
4.300% senior notes due 2039	247	247
7.950%senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
(continued on next page)

88	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

millions (continued)	2023	2022
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$17,955	$17,958
Adjustments to book value:
Unamortized premium, net	1,152	1,261
Debt issuance costs	(106)	(73)
Net book value of debt	$19,001	$19,146
Long-term finance leases	591	546
Current finance leases	146	143
Total debt and finance leases	$19,738	$19,835
Less current maturities of finance leases	(146)	(143)
Less current maturities of long-term debt	(1,056)	(22)
Long-term debt, net	$18,536	$19,670

DEBT MATURITIES
As of December 31, 2023, future principal payments of debt were less than $18.0 billion, of which $1.1 billion is due in 2024, $1.2 billion in 2025, $1.4 billion in 2026, $0.9 billion in 2027, and $13.3 billion due in 2028 and thereafter.

ZERO COUPONS
The Zero Coupons have an aggregate principal amount due at the 2036 maturity of approximately $673 million. The Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2024, which, if put in whole, would be $362 million at such date. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF to satisfy the put should it be exercised.

FAIR VALUE OF DEBT
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair values of Occidental’s debt as of December 31, 2023, and 2022, the majority of which were classified as Level 1, were approximately $18.1 billion and $17.6 billion, respectively. Occidental’s exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations, and is not material. As of December 31, 2023, and 2022, variable-rate debt constituted approximately 0.4% of Occidental’s total debt.

DEBT RATINGS
As of December 31, 2023, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Occidental's credit rating was upgraded to investment grade by Moody's Investors Service in March 2023 and by Fitch Ratings in May 2023. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, environmental remediation obligations, oil and gas purchase contracts and certain derivative instruments.
As of the date of this filing, Occidental had provided required financial assurances through a combination of cash, letters of credit and surety bonds and had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item IA of this Form 10-K.

OXY 2023 FORM 10-K	89

FINANCIAL STATEMENTS FOOTNOTES

DEBT ACTIVITY
In 2022, Occidental repaid debt with a face value of more than $10.5 billion, reducing the face value of Occidental’s debt to less than $18.0 billion. The net book value of the full year repayments was $9.8 billion, which resulted in a gain of $149 million. The following table summarizes Occidental’s debt activity in 2022:

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

CROWNROCK ACQUISITION FINANCING
In connection with the CrownRock Acquisition, Occidental has secured a fully-committed $5.3 billion bridge loan facility, a $2.0 billion 364-day term loan, and a $2.7 billion two-year term loan. No amounts were drawn as of December 31, 2023 under any acquisition financing. Proceeds from the loans must be used to fund all or a portion of the CrownRock Acquisition.

REVOLVING CREDIT FACILITY
In December 2021, Occidental entered into the Second Amended and Restated Credit Agreement in which the total committed borrowing capacity of $4.0 billion is based on a SOFR benchmark. The interest rate margin and the facility fee rates are subject to adjustments based on Occidental’s performance on specified sustainability target thresholds with respect to absolute reductions in GHG emissions from its worldwide operated assets. The RCF maturity date is June 30, 2025. In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement with the same committed borrowing capacity as above, but extended the maturity date to June 30, 2028. No amounts were drawn under the facility as of December 31, 2023.

90	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

Borrowings under the RCF bear interest at SOFR benchmark rates, plus a margin based on Occidental’s senior debt ratings. The facility has similar terms to other debt agreements and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental’s ability to borrow, or that would permit lenders to terminate their commitments or accelerate debt repayment. The facility provides for the termination of loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur. As of the date of this filing, Occidental had no drawn amounts under the RCF. In 2023, Occidental paid average annual facility fees of 0.22% on the total commitment amount.

RECEIVABLES SECURITIZATION FACILITY
In December 2021, Occidental amended and extended its existing receivables securitization facility to December 2024. In February 2023, Occidental amended the facility to expand its available borrowing capacity to $600 million. As of December 31, 2023, the facility had $600 million of available borrowing capacity and no drawn amounts. The amended facility includes adjustments based on the same specified sustainability target thresholds as contained in the RCF.

NOTE 7 - LEASE COMMITMENTS

Occidental identifies leases through its accounts payable and contract monitoring processes. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease assets include the discounted value of future lease payments, upfront payments and costs incurred to execute the lease and are amortized on a straight-line basis over the lease term. Occidental assesses the likelihood of exercising renewal, termination and purchase options to determine the lease term. Occidental uses its incremental borrowing rate at commencement date to determine the present value of lease payments. The incremental borrowing rate is the rate of interest that Occidental would pay to borrow an amount equal to the lease payments over a similar term on a collateralized basis in a similar economic environment. For assets except drilling rigs, Occidental does not separate lease and non-lease components as the non-lease portions were not significant.
Occidental has operating leases for oil and gas exploration and development equipment, including offshore and onshore drilling rigs of $385 million, office space of $339 million, compressors of $125 million, railcars of $112 million, marine transportation vessels of $110 million and $45 million consisting of storage facilities and other field equipment. Operating leases also include easements and real estate of $57 million. These operating leases have contract expiration terms ranging from one to 10 years.
Occidental’s finance leases include compressors of $454 million, office space of $255 million, and $28 million of other assets. Property, plant and equipment included $738 million of finance leases at December 31, 2023.

The following summarizes maturities of lease liabilities at December 31, 2023:

millions	Operating Leases (a)	Finance Leases (b)	Total
2024	$453	$146	$599
2025	291	136	427
2026	194	126	320
2027	101	113	214
2028	71	85	156
Thereafter	190	256	446
Total lease payments	1,300	862	2,162
Less: Discount	(127)	(125)	(252)
Total lease liabilities	$1,173	$737	$1,910
(a)The weighted-average remaining lease term is 4.5 years and the weighted-average discount rate is 4.94%.
(b)The weighted-average remaining lease term is 6.3 years and the weighted-average discount rate is 4.61%.

OXY 2023 FORM 10-K	91

FINANCIAL STATEMENTS FOOTNOTES

The following tables present Occidental’s total lease cost and other information for operating and finance lease liabilities for the years ended December 31:

millions	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$126	$83
Interest on lease liabilities	27	20
Operating lease cost	398	374
Short-term lease cost	460	184
Total lease cost	$1,011	$661

millions	2023	2022
Cash payments related to leases
Operating cash flows from finance lease	$27	$20
Operating cash flows from operating leases	$198	$191
Investing cash flows from operating leases	$183	$81
Financing cash flows from finance leases	$105	$83

Changes in Right-of-Use assets
Right-of-use assets obtained in exchange for new finance lease liabilities	$226	$85
Right-of-use assets obtained in exchange for new operating lease liabilities	$630	$525

92	OXY 2023 FORM 10-K

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

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of December 31, 2023, Occidental’s derivatives not designated as hedges consisted of marketing derivatives. All interest rate swaps were settled prior to December 31, 2022.
Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled.

MARKETING DERIVATIVES
Occidental’s marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. A substantial majority of Occidental’s physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. As of December 31, 2023, the weighted-average settlement price of these forward contracts was $76.36/Bbl and $2.62/Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $81.37/Bbl and $7.89/Mcf for crude oil and natural gas, respectively, as of December 31, 2022. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales. Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives not designated as hedging instruments as of December 31:

	2023	2022
Oil commodity contracts
Volume (MMbbl)	(20)	(33)
Natural gas commodity contracts
Volume (Bcf)	(113)	(112)

INTEREST RATE SWAPS
Occidental retired all remaining outstanding interest rate swaps in 2022. Occidental's interest rate swap contracts locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London Interbank Offered Rate throughout the reference period. Interest rate swaps and collateralization are classified as cash flows from financing activities.

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

OXY 2023 FORM 10-K	93

FINANCIAL STATEMENTS FOOTNOTES

millions	Fair Value Measurements Using				Total Fair Value
Balance Sheet Classification	Level 1	Level 2	Level 3	Netting (a)
December 31, 2023
Marketing Derivatives
Other current assets	$1,008	$100	$—	$(1,009)	$99
Long-term receivables and other assets, net	47	1	—	(43)	5
Accrued liabilities	(967)	(64)	—	1,009	(22)
Deferred credits and other liabilities - other	(43)	(6)	—	43	(6)

December 31, 2022
Marketing Derivatives
Other current assets	$920	$127	$—	$(980)	$67
Long-term receivables and other assets, net	1	2	—	(1)	2
Accrued liabilities	(938)	(96)	—	980	(54)
Deferred credits and other liabilities - other	(1)	(1)	—	2	—
(a)These amounts do not include collateral. Occidental netted $42 million of collateral received with brokers against derivative assets as of December 31, 2023 and $15 million of collateral deposited with brokers against derivative liabilities related to marketing derivatives as of December 31, 2022.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and (losses) related to Occidental’s derivative instruments in the Consolidated Statements of Operations for the years ended December 31:

millions
Income Statement Classification	2023	2022	2021

Collars and Calls(a)
Net sales	$—	$—	$(344)
Marketing Derivatives
Net sales (b)	(74)	381	338
Interest Rate Swaps
Gains on interest rate swaps, net (c)	—	317	122
(a)All of Occidental’s collars and calls expired on or before December 31, 2021.
(b)Includes derivative and non-derivative marketing activity.
(c)Occidental retired all remaining outstanding interest rate swaps on or before December 31, 2022.

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

94	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

NOTE 9 - FAIR VALUE MEASUREMENTS

FAIR VALUES – NONRECURRING
In 2023, Occidental recorded a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has decided not to pursue future exploration and appraisal activities. Impairment expense also included a $29 million impairment related to an equity method investment in Black Butte Coal Company.
There were no significant non-recurring fair value measurements in 2022.
In 2021, Occidental recorded pre-tax impairments of $276 million related to undeveloped leases that either expired or were set to expire in the near-term, where Occidental had no plans to pursue exploration activities.

FINANCIAL INSTRUMENTS FAIR VALUE
The carrying amounts of cash, cash equivalents, restricted cash, restricted cash equivalents and other financial instruments, other than fixed-rate debt, approximate fair value. See Note 6 - Long-Term Debt for the fair value of long-term debt.

NOTE 10 - INCOME TAXES

LEGAL ENTITY REORGANIZATION
To align Occidental’s legal entity structure with the nature of its business activities after completing the acquisition of Anadarko and subsequent large scale post-acquisition divestiture programs, management undertook a legal entity reorganization that was completed in 2022.
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

INFLATION REDUCTION ACT
In August 2022, Congress passed the IRA that contains, among other provisions, a corporate book minimum tax on financial statement income, an excise tax on stock buybacks, a methane emissions fee and certain tax incentives related to climate change and clean energy. Occidental is currently evaluating the guidance and proposed regulations released in 2023. The ultimate impact of the IRA to Occidental will depend on a number of factors including future commodity prices, interpretations and assumptions as well as additional regulatory guidance.

PILLAR TWO
Approximately 140 countries have agreed to a statement in support of the OECD Pillar Two initiative that proposes a 15% global minimum tax on a jurisdiction by jurisdiction basis. A number of countries, including European Union member states, the United Kingdom, and Canada have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which Oxy operates, the company’s cash tax could increase and its effective tax rate could be negatively impacted. Occidental will continue to monitor proposed legislation and guidance issued by both the OECD as well as the jurisdictions in which it operates to assess the impact on the its tax position.

The following summarizes domestic and foreign components of income from continuing operations before domestic and foreign income taxes for the years ended December 31:

millions	2023	2022	2021
Domestic	$4,246	$11,314	$1,966
Foreign	2,183	2,803	1,739
Total income from continuing operations before income taxes	$6,429	$14,117	$3,705

OXY 2023 FORM 10-K	95

FINANCIAL STATEMENTS FOOTNOTES

The following summarizes components of income tax (expense) benefit on continuing operations for the years ended December 31:

millions	2023	2022	2021
Current
Federal	$(871)	$(1,272)	$(173)
State and local	(92)	(105)	(36)
Foreign	(713)	(1,080)	(660)
Total current tax expense	$(1,676)	$(2,457)	$(869)
Deferred
Federal	(37)	1,569	(191)
State and local	25	57	153
Foreign	(45)	18	(8)
Total deferred tax (expense) benefit	$(57)	$1,644	$(46)
Total income tax expense	$(1,733)	$(813)	$(915)

The following reconciliation of the U.S federal statutory income tax rate to Occidental’s worldwide effective tax rate on income from continuing operations for the years ended December 31 is stated as a percentage of income from continuing operations before income taxes:

	2023	2022	2021
U.S. federal statutory tax rate	21%	21%	21%
Legal entity reorganization	—	(18)	—
Enhanced oil recovery credit and other general business credits	—	—	(3)
Capital loss	—	—	(2)
Tax impact from foreign operations	3	3	8
State income taxes, net of federal benefit	1	—	(2)
Uncertain tax positions	2	—	—
Other	—	—	3
Worldwide effective tax rate	27%	6%	25%

In 2023, Occidental’s worldwide effective tax rate of 27% was higher than the U.S. statutory rate of 21% and primarily driven by Occidental's jurisdictional mix of income, where international income is subject to tax at statutory rates as high as 55%.
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

96	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The tax effects of temporary differences resulting in deferred income taxes as of December 31:

millions	2023	2022
Deferred tax liabilities
Property, plant and equipment differences	$(6,994)	$(7,218)
Equity investments, partnerships and international subsidiaries	(709)	(441)
Gross long-term deferred tax liabilities	(7,703)	(7,659)

Deferred tax assets
Environmental reserves	223	229
Postretirement benefit accruals	229	235
Deferred compensation and benefits	237	207
Asset retirement obligations	722	799
Foreign tax credit carryforwards	2,759	3,622
Business credit carryforwards	43	30
Net operating loss carryforward	1,056	1,058
Interest expense carryforward	11	11
All other	586	771
Gross long-term deferred tax assets	5,866	6,962
Valuation allowance	(3,901)	(4,785)
Net long-term deferred tax assets	$1,965	$2,177
Total deferred income tax liability, net	$(5,738)	$(5,482)
Less: foreign deferred tax asset in long-term receivables and other assets, net	(26)	(30)
Total deferred income tax liability	$(5,764)	$(5,512)

Total deferred tax assets, after valuation allowances, were $2.0 billion and $2.2 billion as of December 31, 2023 and 2022, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The total deferred tax liabilities were $7.7 billion as of December 31, 2023 and 2022.
As of December 31, 2023, Occidental had foreign tax credit carryforwards of $2.8 billion and state tax credit carryforwards of $33 million. Occidental had recorded a valuation allowance for $2.8 billion of the foreign tax credit carryforwards and $29 million of the state tax credit carryforwards.
As of December 31, 2023, Occidental had tax-effected foreign net operating loss carryforwards of $854 million, state net operating loss carryforwards of $199 million, and federal net operating loss carryforwards of $3 million. The carryforward balances have varying carryforward periods through 2043, excluding certain attributes for which there is an indefinite carryforward period. A valuation allowance was recorded for $801 million of the tax-effected foreign net operating loss carryforwards and $159 million of the tax-effected state net operating loss carryforwards. Occidental had an additional valuation allowance of $145 million against other foreign deferred tax assets.
Occidental had a tax-effected state interest expense carryforward of $11 million with a valuation allowance for $3 million of the state interest expense carryforward as of December 31, 2023.
A deferred tax liability had not been recognized for temporary differences related to unremitted earnings of certain consolidated international subsidiaries aggregating approximately $984 million as of December 31, 2023, as it is Occidental’s intention to reinvest such earnings indefinitely. If the earnings of these international subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $232 million would be required.

OXY 2023 FORM 10-K	97

FINANCIAL STATEMENTS FOOTNOTES

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

millions	2023	2022	2021
Balance as of January 1	$2,010	$2,026	$2,045
Increases related to prior-year positions	—	2	75
Settlements	—	—	(80)
Reductions for tax positions of prior years	(59)	(18)	(14)
Balance as of December 31	$1,951	$2,010	$2,026

The December 31, 2023 balance of unrecognized tax benefits of $2.0 billion included potential benefits of $2.0 billion of which, if recognized, $1.5 billion would affect the effective tax rate on income. Also included were benefits of $45 million related to tax positions for which the ultimate deductibility is highly certain, but the timing of such deductibility is uncertain. Unrecognized tax benefits are included in deferred credits and other liabilities - other. Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income taxes. In 2023, Occidental recorded interest related to liabilities for unrecognized tax benefits of $159 million, for a cumulative accrued interest related to liabilities for unrecognized tax benefits of $576 million as of December 31, 2023. There were no penalties associated with liabilities for unrecognized tax benefits recorded for the years ended December 31, 2023 and 2022. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated $10 million due to settlements with taxing authorities or lapses in statutes of limitation.
Occidental recognized $79 million and $280 million in federal and state income tax receivables as of December 31, 2023 and 2022, respectively, which was recorded in other current assets. In addition, Occidental recognized $31 million and $33 million in 2023 and 2022, respectively, of long-term income tax receivables, which were recorded in long-term receivables and other assets, net.
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

DEFINED CONTRIBUTION PLANS
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that restores benefits lost due to government limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $330 million and $288 million as of December 31, 2023 and 2022, respectively. In 2023, 2022 and 2021 Occidental expensed $221 million, $202 million and $166 million, respectively under the provisions of these defined contribution and supplemental retirement plans.

DEFINED BENEFIT PLANS
Participation in defined benefit plans is limited. Approximately 300 domestic and 300 foreign national employees, mainly union, nonunion hourly and certain employees that joined Occidental from acquired operations with grandfathered benefits, are currently accruing benefits under these plans.
Pension costs for Occidental’s defined benefit pension plans, determined by independent actuarial valuations, are generally funded by payments to trust funds, which are administered by independent trustees.

POSTRETIREMENT AND OTHER BENEFIT PLANS
Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. Occidental generally funds the benefits as they are paid during the year. In 2023, 2022 and 2021, these benefit costs, including the postretirement costs, were $175 million, $211 million and $211 million, respectively.

98	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

OBLIGATIONS AND FUNDED STATUS
The following tables show the amounts recognized in Occidental’s Consolidated Balance Sheets related to its pension and postretirement benefit plans as of December 31:

	Pension Benefits		Postretirement Benefits
millions	2023	2022	2023	2022
Amounts recognized in the Consolidated Balance Sheet:
Other long-term assets	$126	$102	$—	$—
Accrued liabilities	(3)	(3)	(57)	(62)
Deferred credits and other liabilities — pension and postretirement obligations	(270)	(344)	(661)	(711)
	$(147)	$(245)	$(718)	$(773)
Accumulated other comprehensive loss included the following after-tax balances:
Net (gain) loss	$3	$17	$(217)	$(190)
Prior service credit	—	—	(45)	(52)
	$3	$17	$(262)	$(242)

The following tables show the funding status, obligations and plan asset fair values of Occidental related to its pension and postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
millions	2023	2022	2023	2022
Changes in the benefit obligation:
Benefit obligation — beginning of year	$886	$1,273	$773	$1,220
Service cost — benefits earned during the period	5	7	16	38
Interest cost on projected benefit obligation	45	36	37	33
Actuarial (gain) loss	19	(297)	(53)	(468)
Benefits paid	(80)	(123)	(65)	(58)
Other	4	(10)	10	8
Benefit obligation — end of year	$879	$886	$718	$773

Changes in plan assets:
Fair value of plan assets — beginning of year	$641	$1,070	$—	$—
Actual return (loss) on plan assets	77	(304)	—	—
Employer contributions	89	16	54	49
Benefits paid	(80)	(123)	(64)	(57)
Other	5	(18)	10	8
Fair value of plan assets — end of year	$732	$641	$—	$—
Unfunded status:	$(147)	$(245)	$(718)	$(773)

OXY 2023 FORM 10-K	99

FINANCIAL STATEMENTS FOOTNOTES

Changes in actuarial gains and losses in the projected benefit obligation are primarily driven by discount rate movement and changes in expected claims assumptions in the postretirement plans.
The following table sets forth details of the obligations and assets of Occidental’s defined benefit pension plans for the years ended December 31:

	Accumulated Benefit Obligation in Excess of Plan Assets		Plan Assets in Excess of Accumulated Benefit Obligation
millions	2023	2022	2023	2022
Projected benefit obligation	$719	$738	$160	$148
Accumulated benefit obligation	$717	$736	$157	$146
Fair value of plan assets	$543	$458	$189	$183

COMPONENTS OF NET PERIODIC BENEFIT COST
The following table sets forth the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits			Postretirement Benefits
millions	2023	2022	2021	2023	2022	2021
Net periodic benefit costs:
Service cost — benefits earned during the period	$5	$7	$8	$16	$38	$42
Interest cost on projected benefit obligation	45	36	35	37	33	33
Expected return on plan assets	(45)	(38)	(59)	—	—	—
Recognized actuarial loss (gain)	4	1	2	(20)	5	15
Recognized prior service credit	—	—	—	(9)	(9)	(9)
Gain (loss) due to settlement	1	(1)	(19)	—	—	—
Net periodic benefit (cost)	$10	$5	$(33)	$24	$67	$81

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

ADDITIONAL INFORMATION
The following table sets forth the weighted-average assumptions used to determine Occidental’s benefit obligation and net periodic benefit cost for domestic plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Benefit Obligation Assumptions:
Discount rate	4.98%	5.27%	5.12%	5.43%
Rate of increase in compensation levels	3.96%	3.95%	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	5.27%	2.65%	5.43%	2.94%
Rate of increase in compensation levels	3.95%	3.98%	—	—
Assumed long-term rate of return on assets	6.65%	4.36%	—	—

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on a AA-AAA Universe yield curve in 2023 and 2022. The assumed long-term rate of return on assets is estimated with regard to current market factors but within the context of historical returns for the asset mix that exists at year end. Assumed rates of compensation increases for active participants in certain plans vary by age group.
In 2021, Occidental adopted the Society of Actuaries Pri-2012 Private Retirement Plans Mortality Tables with MP-2021 Mortality Improvement Scale, which updated the mortality assumptions that private defined-benefit plans in the United States use in the actuarial valuations that determine a plan sponsor’s pension obligations. These mortality assumptions reflect additional data that the Social Security Administration released since the previous mortality tables and improvement scales were released.

100	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates. Health care cost trend rates for Medicare advantaged prescription drug plans are 8.7% starting in 2023, then grading down to 4.5% in 2028 and beyond. Health care cost trend rates used for non-medicare advantaged prescription drug plans are 5.8% to 6.3% in 2023, then grading down to 4.5% in 2028 and beyond.
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
The fair values of Occidental’s pension plan assets by asset category were as follows:

millions	Level 1	Level 2	Level 3	Total
December 31, 2023
Asset Class:
Government securities	$42	$—	$—	$42
Corporate bonds (a)	—	19	—	19
Equity securities (b)	33	—	—	33
Other	—	47	—	47
Investments measured at fair value	$75	$66	$—	$141
Investments measured at net asset value (c)	—	—	—	591
Total pension plan assets (d)	$75	$66	$—	$732

December 31, 2022
Asset Class:
Cash and cash equivalents	$8	$—	$—	$8
Government securities	29	—	—	29
Corporate bonds (a)	—	16	—	16
Equity securities (b)	34	—	—	34
Other	—	46	—	46
Investments measured at fair value	$71	$62	$—	$133
Investments measured at net asset value (c)	—	—	—	509
Total pension plan assets (d)	$71	$62	$—	$642
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
(d)Amounts exclude net payables of zero as of December 31, 2023 and $1 million as of December 31, 2022.

OXY 2023 FORM 10-K	101

FINANCIAL STATEMENTS FOOTNOTES

Occidental expects to contribute approximately $25 million to its defined benefit pension plans during 2024.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the years ended December 31:

millions	Pension Benefits	Postretirement Benefits
2024	$74	$58
2025	69	56
2026	66	54
2027	67	52
2028	63	50
2029 - 2033	292	238

NOTE 12 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental and its subsidiaries and their respective operations are subject to stringent federal, state, local and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including CERCLA and similar federal, state, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at Third-Party, Currently Operated, and Closed or Non-operated Sites, which categories may include NPL Sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; clean-up measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs.

ENVIRONMENTAL REMEDIATION
As of December 31, 2023, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 160 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of December 31, 2023 and 2022, the current portion of which is included in accrued liabilities ($132 million in 2023 and $141 million in 2022) and the remainder in deferred credits and other liabilities - environmental remediation liabilities ($0.9 billion in 2023 and $0.9 billion in 2022).
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites —Third-Party Sites, Currently Operated Sites and Closed or Non-operated Sites.

	2023		2022
millions, except number of sites	Number of Sites	Remediation Balance	Number of Sites	Remediation Balance
NPL Sites	32	$435	30	$445
Third-Party Sites	65	233	68	238
Currently Operated Sites	12	98	13	106
Closed or Non-operated Sites	51	255	51	257
Total	160	$1,021	162	$1,046

As of December 31, 2023, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 18 of the 160 sites described above, and 94 of the sites had liabilities from $0 to $1 million each.
The DASS in Newark, New Jersey accounted for a significant portion of the liabilities associated with the category of NPL Sites.
Six of the 65 Third-Party Sites — a chrome site in New Jersey, a former copper mining and smelting operation in Tennessee, a former oil field, a former chemical plant and a landfill in California and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for approximately two thirds of the liabilities associated with this category.
Three Currently Operated Sites — oil and gas operations in Colorado and chemical plants in Kansas and Louisiana — accounted for approximately two thirds of the liabilities associated with this category.

102	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

Eight Closed or Non-operated Sites — a landfill in Western New York, a former refinery in Oklahoma, former chemical plants in California, Michigan, Ohio, Tennessee and Washington, and a closed coal mine in Pennsylvania — accounted for approximately two thirds of the liabilities associated with this category.
The consolidated estimate of environmental remediation liabilities in the table above varies over time depending on factors such as acquisitions or divestitures, identification of additional sites, remedy selection and implementation and changes in applicable laws or regulations, among other factors. Occidental’s subsidiaries recorded environmental remediation expenses of $79 million, $65 million and $28 million for the years ended December 31, 2023, 2022, and 2021, respectively, on a consolidated basis. Environmental remediation expenses primarily relate to changes to existing conditions from past operations. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 40% of the year-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 160 environmental sites in the table above could be up to $2.6 billion.

MAXUS ENVIRONMENTAL SITES
A significant portion of aggregate estimates of environmental remediation liabilities and reasonably possible additional losses described above relates to the former DSCC. When OxyChem acquired DSCC in 1986, Maxus agreed to indemnify OxyChem for a number of environmental sites, including the DASS. In June 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. Prior to filing for bankruptcy, Maxus defended and indemnified OxyChem in connection with remediation costs and other liabilities associated with the sites subject to the indemnity. In 2023, OxyChem recovered on its remaining claims for indemnified costs from the proceeds of litigation brought by the Maxus Liquidating Trust. For additional information on the Maxus Liquidating Trust, see Note 13 - Lawsuits, Claims, Commitments and Contingencies.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four OUs for evaluating, selecting and implementing remediation under CERCLA. OxyChem’s current activities in each OU are summarized below, many of which are performed on OxyChem’s behalf by Glenn Springs Holdings, Inc.
OU1 – The Former Diamond Alkali Plant at 80-120 Lister Avenue in Newark: Maxus and its affiliates implemented an interim remedy of OU1 pursuant to a 1990 Consent Decree, for which OxyChem currently performs maintenance and monitoring. The EPA is conducting a periodic evaluation of the interim remedy for OU1.
OU2 – The Lower 8.3 Miles of the Lower Passaic River: In March 2016, the EPA issued a ROD specifying remedial actions required for OU2. During the third quarter of 2016, and following Maxus’s bankruptcy filing, OxyChem and the EPA entered into an AOC to complete the design of the remedy selected in the ROD. At that time, the EPA sent notice letters to approximately 100 parties notifying them that they were potentially responsible to pay the costs to implement the remedy in OU2 and announced that it would pursue similar agreements with other potentially responsible parties. In June 2018, OxyChem filed a complaint under CERCLA in U.S. District Court for the District of New Jersey against numerous potentially responsible parties seeking contribution and cost recovery of amounts incurred or to be incurred to comply with the AOC and the OU2 ROD, or to perform other remediation activities related to the DASS (2018 Contribution Action). The District Court has not adjudicated OxyChem’s relative share of responsibility for those costs. The EPA has estimated the cost to remediate OU2 to be approximately $1.4 billion.
OU3 – Newark Bay Study Area, including Newark Bay and Portions of the Hackensack River, Arthur Kill, and Kill van Kull: Maxus and its affiliates initiated a remedial investigation and feasibility study of OU3 pursuant to a 2004 AOC which was amended in 2010. OxyChem is currently performing feasibility study activities in OU3. In September 2022, the EPA listed the Lower Hackensack River (LHR) on the NPL, and this newly listed site comprises several existing NPL sites along a portion of that river that flows into OU3. In January 2024, EPA sent a general notice letter requesting that OxyChem and four other entities coordinate certain investigation activities at the LHR site.
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2, and is located upstream from the Lister Avenue Plant site for which OxyChem inherited legal responsibility. The EPA has estimated the cost to remediate OU4 to be approximately $440 million. At this time, OxyChem's role or responsibilities under the OU4 ROD, and those of other potentially responsible parties, have not been adjudicated. To provide continued, efficient remediation progress, in January 2022, OxyChem offered to design and implement the interim remedy for OU4 subject to certain conditions, including a condition that the EPA would not seek to bar OxyChem’s right to seek contribution or cost recovery from any other parties that are potentially responsible to pay for the OU4 interim remedy. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU2 and OU4. OxyChem submitted a good faith offer in June 2022, reaffirming the offer to design the remedy for OU4 and offering to enter into additional sequential agreements to remediate OU2 and OU4, subject to similar conditions, including that the EPA not seek to bar OxyChem from pursuing contribution or cost recovery from other responsible parties. The EPA did not accept OxyChem's June 2022 offer. In March 2023, the EPA issued a Unilateral Administrative Order (OU4 UAO) in which it directed and ordered OxyChem to design the EPA’s selected interim remedy for OU4 and to provide approximately

OXY 2023 FORM 10-K	103

FINANCIAL STATEMENTS FOOTNOTES

$93 million in financial assurance to secure its performance. Subject to all its defenses, OxyChem is designing the interim remedy in compliance with the OU4 UAO. As a result of OxyChem incurring costs to implement the OU4 UAO, and the EPA's proposal described below to bar OxyChem's contribution claims against various parties, including those asserted in the 2018 Contribution Action, OxyChem filed a cost recovery action under CERCLA in March 2023 in the District Court against multiple parties (2023 Cost Recovery Action).
Natural Resource Trustees – In addition to the activities of the EPA and OxyChem in the OUs described above, federal and state natural resource trustees are assessing natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

ALDEN LEEDS LITIGATION
In December 2022, the EPA and the DOJ filed a proposed Consent Decree in the Alden Leeds litigation seeking court approval to settle with 85 parties for a total of $150 million, which OxyChem believes is based on an unauthorized, flawed and disproportionate allocation of responsibility, release the settling companies from liability to the United States for remediation costs in DASS OU2 and OU4 and bar OxyChem from pursuing contribution against those parties for remediation costs OxyChem had incurred or may incur in the future to design and implement the remedies in OU2 and OU4, including claims OxyChem asserted in the 2018 Contribution Action. The proposed settlement does not address the liability of entities that were excluded from the settlement for the DASS, including OU2, OU3, OU4 or natural resource damages, or the liability of any settling party with respect to OU3 or natural resource damages. The proposed settlement was subject to a public comment period that closed in March 2023. In January 2024, the DOJ filed a proposed Amended Consent Decree in which it excluded three companies from the proposed settlement, among other changes, and a motion to approve the Amended Consent Decree.
OxyChem believes the proposed settlement and Amended Consent Decree rely, improperly, on an allocation report prepared by an EPA contractor in which the contractor purported to assign a disproportionate share of the responsibility for remediation costs in OU2 and OU4 to OxyChem. OxyChem also believes that process was unreasonably limited in scope and unreliably based on voluntary reporting by the settling parties, instead of sworn evidence, publicly available sampling results and historical documents reflecting the operating history and disposal practices of the 82 parties that the EPA proposes to release in this settlement.
OxyChem intends to challenge vigorously the proposed settlement and Amended Consent Decree, as well as the allocation report and process upon which they are based, and to seek contribution and cost recovery from other potentially responsible parties for remediation costs it has incurred or may incur at the DASS. OxyChem's response to the motion to approve the Amended Consent Decree is due in April 2024.
OxyChem does not know when the District Court will rule on the DOJ’s motion to approve the Amended Consent Decree. If the Amended Consent Decree is approved by the District Court and not overturned on appeal, then, notwithstanding OxyChem’s vigorous, good faith effort to contest the settlement proposed in the Alden Leeds litigation, the EPA could attempt to compel OxyChem to bear substantially all the estimated cost to design and implement the OU2 and OU4 remedies. Such a result could have a material adverse impact on OxyChem and Occidental’s consolidated results of operations in the period recorded.
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

104	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

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
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for the arbitration award (disclosed below), tax matters or environmental remediation, that satisfy these criteria as of December 31, 2023 and 2022, were not material to Occidental’s Consolidated Balance Sheets.
If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected. Occidental’s estimates are based on information known about the legal matters and its experience in contesting, litigating and settling similar matters. Occidental will reassess the probability and estimability of contingent losses as new information becomes available.

ANDES ARBITRATION
In 2016, Occidental received payments from the Republic of Ecuador of approximately $1.0 billion pursuant to a November 2015 arbitration award for Ecuador’s 2006 expropriation of Occidental’s Participation Contract for Block 15. The awarded amount represented a recovery of Occidental's 60% of the value of Block 15. In 2017, Andes commenced an arbitration against OEPC, claiming it is entitled to a 40% share of the judgment amount obtained by Occidental. Occidental believes that Andes is not entitled to any of the amounts paid under the 2015 arbitration award because Occidental’s recovery was limited to Occidental’s own 60% economic interest in the block. In March 2021, the arbitration tribunal issued an award in favor of Andes and against OEPC in the amount of $391 million plus interest. In June 2021, OEPC filed a motion to vacate the award due to concerns regarding the validity of the award. In December 2021, the U.S. District Court for the Southern District of New York confirmed the arbitration award, plus prejudgment interest, in the aggregate amount of $558 million. OEPC appealed the judgment. In June 2023, the U.S. Court of Appeals for the Second Circuit confirmed the District Court's ruling with respect to the arbitration award but overturned the District Court's decision to add prejudgment interest in the amount of $166 million, ordering the District Court to recalculate the interest amount. The parties completed briefing on the interest issue in December 2023. Simultaneously, OEPC sought review of the Second Circuit ruling in the U.S. Supreme Court. Andes responded to OEPC’s request on February 2, 2024 and OEPC’s reply is due later in February.
Andes also filed state court claims in New York and Delaware against OEPC, Occidental Petroleum Corporation (OPC) and OXY USA to attempt to recover on its judgment against OEPC during the pendency of the appeal. The New York state court dismissed Andes’ action against OPC with prejudice in March 2023. Andes appealed this ruling and oral argument was set for March 2024. Andes also seeks to recover its judgment from other Occidental entities (which were not a party to the Andes arbitration) in New York federal court and in Delaware state court. Both OXY USA and Andes filed motions for summary judgment in the Delaware state court action. The Delaware state court heard argument on these motions in November 2023.
In addition, OEPC commenced an arbitration against Andes to recover significant additional claims not addressed by the prior arbitration tribunal relating to Andes' 40% share of costs, liabilities, losses and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties. In July 2023, a majority of the arbitration tribunal declined to award any costs to OEPC based upon the doctrine of res judicata. One arbitrator dissented, noting that the prior arbitration panel expressly noted that it was not ruling on the types of claims asserted by OEPC. Andes has moved to confirm this award and OEPC has moved to vacate the award because of, among other things, what OEPC believes are fundamental legal errors embodied in the award.
Regarding the pending matters discussed above, Andes and the Occidental entities named in the pending actions have jointly requested that the relevant courts adjourn all rulings for sixty days while Andes and OEPC attempt to negotiate settlement terms acceptable to both parties. If acceptable terms cannot be agreed upon, then all Occidental entities will continue to vigorously defend against these actions.

OXY 2023 FORM 10-K	105

FINANCIAL STATEMENTS FOOTNOTES

ALDEN LEEDS AND OTHER LITIGATION
As described in Note 12 - Environmental Liabilities and Expenditures, OxyChem intends to challenge vigorously the proposed settlement and Amended Consent Decree in the Alden Leeds litigation, as well as the allocation report and process upon which they are based. In the 2018 Contribution Action and 2023 Cost Recovery Action, OxyChem also intends to defend and prosecute vigorously its right to seek contribution and cost recovery from all potentially responsible parties to pay remediation costs in the DASS and to seek a judicial allocation of responsibility under CERCLA. The 2018 Contribution Action and the 2023 Cost Recovery Action are currently stayed pending the outcome of the Alden Leeds litigation. As the Alden Leeds litigation is in its early stages, OxyChem is unable to estimate the timing of the District Court’s decision, its outcome, or the outcome of any appeals from the District Court’s decision.

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
In June 2018, the Trust filed its complaint against YPF and Repsol in the Bankruptcy Court asserting claims based upon, among other things, fraudulent transfer and alter ego. In April 2023, the Trust, YPF and Repsol reached an agreement to resolve the claims pending in the Bankruptcy Court. Related agreements were executed among the United States Government, YPF and Repsol as well as among OxyChem, YPF and Repsol. Under the settlement, which became final in August 2023, YPF and Repsol paid the Trust $575 million, which the Trust is distributing according to the Plan. OxyChem’s share of these settlement proceeds, under the Plan, is approximately $350 million. OxyChem adjusted its valuation allowance established against its claims against Maxus, resulting in a gain of approximately $260 million in the second quarter of 2023. In October 2023, OxyChem recovered proceeds of $341 million and expects to recover approximately $9 million during 2024.

TAX MATTERS AND OTHER DISPUTES
During the course of its operations, Occidental is subject to audit by tax authorities for varying periods in various federal, state, local and international tax jurisdictions. Tax years through 2021 for U.S. federal income tax purposes have been audited by the IRS pursuant to its Compliance Assurance Program and subsequent taxable years are currently under review. Tax years through 2018 have been audited for state income tax purposes. There are no outstanding significant audit matters in international jurisdictions. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
For Anadarko, its taxable years through 2014 and tax year 2016 for U.S. federal tax purposes have been audited and closed by the IRS. Tax years 2015 and 2017 through 2019 have been audited by the IRS but remain open pending the outcome of the Tronox U.S. Tax court litigation discussed below. Tax years through 2010 have been audited for state income tax purposes. There is one outstanding significant tax matter in an international jurisdiction related to a discontinued operation. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
Other than the dispute discussed below, Occidental believes that the resolution of these outstanding tax disputes would not have a material adverse effect on its consolidated financial position or results of operations.
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. Trial was held in May 2023. The parties filed simultaneous post-trial briefs on September 1, 2023 and will file reply briefs on December 7, 2023. Closing arguments are scheduled for May 2024. An opinion by the Tax Court could be issued at any time. If any tax liability is due as a result of the Tax Court’s opinion, it must be fully bonded or paid in full within 90 days of the entry of decision by the Tax Court. If an appeal is not pursued by Anadarko, any resulting tax deficiency will be assessed by the IRS and would be due within 30 days of receiving a formal notice of tax assessment.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of December 31, 2023, Occidental would be

106	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

required to repay approximately $1.4 billion in federal taxes, $28 million in state taxes and accrued interest of $574 million. A liability for the taxes and interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2023, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

PURCHASE OBLIGATIONS AND COMMITMENTS
Occidental, its subsidiaries, or both, have entered into agreements providing for future payments, primarily to secure terminal and pipeline capacity, and also for drilling rigs and services, electrical power, non-lease components, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. The amounts that will be paid for such outstanding off-balance sheet purchase obligations as of December 31, 2023 are $3.2 billion in 2024, $4.1 billion in 2025 and 2026, $2.5 billion in 2027 and 2028 and $2.6 billion in 2029 and thereafter.

NOTE 14 - STOCKHOLDERS’ EQUITY

The following table presents Occidental's common share activity, including exercises of options and warrants, other transactions in Occidental's common stock in 2023 and treasury stock purchased both under its $3.0 billion share repurchase program announced in February 2023 and from the trustee of Occidental's defined contribution savings plan:

Period	Exercise of Warrants and Options	(a)	Other	(b)	Treasury Stock Purchases	(c)	Common Stock Outstanding	(d)
December 31, 2022							899,858,944
First Quarter 2023	268,371		3,935,166		(12,511,237)		891,551,244
Second Quarter 2023	205,631		158,473		(7,233,460)		884,681,888
Third Quarter 2023	2,468,799		19,248		(9,468,451)		877,701,484
Fourth Quarter 2023	1,901,994		46,192		(186,567)		879,463,103
Total 2023	4,844,795		4,159,079		(29,399,715)		879,463,103
(a)    Approximately $112 million of cash was received as a result of the exercise of common stock warrants and options.
(b)    Consisted of issuances for the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.
(c)    Included purchases of shares from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(d)    As of December 31, 2023, Occidental had 99.5 million outstanding warrants with a strike price of $22 per share and 83.9 million of warrants with a strike price of $59.62 per share.

TREASURY STOCK
Under the share repurchase program announced in February 2023, Occidental purchased 29.1 million shares for $1.8 billion during 2023. Additionally, Occidental purchased shares from the trustee of its defined contribution savings plan in 2023, 2022 and 2021. As of December 31, 2023, 2022 and 2021, treasury stock shares numbered 228.1 million, 198.7 million and 149.3 million, respectively.

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

OXY 2023 FORM 10-K	107

FINANCIAL STATEMENTS FOOTNOTES

Dividends on the preferred stock accrue on the face value at a rate per annum of 8%, but will be paid only when, as and if declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. Occidental paid $762 million in preferred stock dividends in 2023.
In 2023, Occidental redeemed preferred stock with a face value of $1.5 billion, and incurred $151 million in redemption premiums. To the extent Occidental's trailing 12-month distributions to common shareholders is above $4.00 per share, Occidental is required to match any common shareholder distributions with preferred stock redemptions. As of the date of this filing approximately $8.5 billion face value of the preferred stock remains outstanding.
The following table presents preferred stock redemption activity for 2023:

shares of Preferred stock
Preferred stock, as of December 31, 2022	100,000
Less: Preferred redemptions	(15,103)
Preferred stock, as of December 31, 2023	84,897

The carrying value of preferred stock is less than the face value. The difference between carrying value and face value, along with the redemption premium, reduces net income available to common stockholders. The following presents the components of preferred stock dividends and redemptions:

millions	Year ended December 31, 2023
Preferred dividends	$736
Redemption premium	151
Redemption value in excess of carrying value	36
Preferred dividend and redemption premiums	$923

BERKSHIRE WARRANT
In connection with the preferred stock issuance, Occidental also issued the Berkshire Warrant. The Berkshire Warrant is exercisable at the holder’s option, in whole or in part, until the first anniversary of the date on which no shares of preferred stock remain outstanding, at which time the Berkshire Warrant expires. The holder of the Berkshire Warrant and the preferred stock may redeem the preferred stock as payment for the exercise price of the Warrant in lieu of cash payment upon exercise. As of December 31, 2023, the Berkshire warrant would result in the issuance of 83.9 million shares of Occidental common stock, if exercised in full for its current strike price of $59.62 per share of Occidental common stock.

COMMON STOCK WARRANTS
On June 26, 2020, the Board of Directors declared Common Stock Warrants, at a rate of 0.125 warrants per share of Occidental common stock. Occidental issued approximately 116 million Common Stock Warrants on August 3, 2020 to holders of record of outstanding shares of Occidental’s common stock as of the close of business on July 6, 2020, and pursuant to Occidental’s outstanding equity-based incentive awards in connection with anti-dilution adjustments resulting from such distribution. The Common Stock Warrants have an exercise price of $22.00 per share and will expire on August 3, 2027. The Common Stock Warrants are listed on the NYSE and trade under the symbol "OXY WS". As of December 31, 2023, Occidental had 99.5 million outstanding warrants.
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

108	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

unissued shares and share units. The computation of diluted EPS reflects the additional dilutive effect of stock options, warrants and unvested stock awards.
The following table presents the calculation of basic and diluted EPS for the years ended December 31:

millions except per share amounts	2023	2022	2021
Income from continuing operations	$4,696	$13,304	$2,790
Loss from discontinued operations	—	—	(468)
Net income	$4,696	$13,304	$2,322
Less: Preferred stock dividends	(923)	(800)	(800)
Net income attributable to common stock	$3,773	$12,504	$1,522
Less: Net income allocated to participating securities	(23)	(83)	(10)
Net income, net of participating securities	$3,750	$12,421	$1,512
Weighted-average number of basic shares	889.2	926.2	935.0
Basic earnings per common share	$4.22	$13.41	$1.62
Net income attributable to common stock	$3,773	$12,504	$1,522
Less: Net income allocated to participating securities	(21)	(77)	(10)
Net income, net of participating securities	$3,752	$12,427	$1,512
Weighted-average number of basic shares	889.2	926.2	935.0
Dilutive securities	71.7	75.8	23.8
Total diluted weighted-average common shares	960.9	1,002.0	958.8
Diluted earnings per common share	$3.90	$12.40	$1.58

As of December 31, 2023 and 2022, there were no Occidental common stock warrants nor options that were excluded from diluted shares. As of December 31, 2021, warrants and options covering 87 million shares of Occidental common stock were excluded from the diluted shares as their effect would have been anti-dilutive.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated OCI (loss) consisted of the following after-tax amounts as of December 31:

millions	2023	2022
Foreign currency translation adjustments	$(4)	$(5)
Derivatives	20	(25)
Pension and postretirement adjustments (a)	259	225
Total	$275	$195
(a)See Note 11 - Retirement and Postretirement Benefit Plans for further information.

NOTE 15 - STOCK-BASED INCENTIVE PLANS

Occidental issues stock-based awards to employees in accordance with the terms of the Plans. An aggregate of 133 million shares of Occidental common stock were authorized for issuance and approximately 14.1 million shares had been reserved for issuance for employee awards through December 31, 2023. As of December 31, 2023, approximately 45.0 million shares were available for grants of future awards. The 2015 Long-Term Incentive plan requires each share covered by an award (other than options) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than 45.0 million depending on the type of award granted, and shares available for future awards may increase by the number of shares that are forfeited, canceled, or correspond to the portion of any stock-based awards settled in cash, including awards that were issued under a previous plan that remain outstanding. Current outstanding awards include RSUs, stock options, CROCEI awards and TSRI awards.
During 2023, non-employee directors were granted awards for 36,106 shares of common stock. Compensation expense for these awards was measured using the closing quoted market price of Occidental’s common stock on the grant date and was fully recognized at that time.

OXY 2023 FORM 10-K	109

FINANCIAL STATEMENTS FOOTNOTES

Occidental incurred expenses of $217 million, $258 million and $287 million related to stock-based incentive plans in the years ended December 31, 2023, 2022, and 2021, respectively. The income tax benefit associated with this expense was $46 million, $54 million and $60 million in the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, unrecognized compensation expense for all unvested stock-based incentive awards was $283 million. This expense is expected to be recognized over a weighted-average period of 1.9 years. Occidental accounts for forfeitures as they occur.

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

CASH-SETTLED RSU LIABILITY AWARDS
The weighted-average, grant-date fair values of cash-settled RSUs granted in 2023, 2022, and 2021 were $60.43, $47.41 and $25.83 per share, respectively. Cash-settled RSUs resulted in payments of $9 million, $203 million and $4 million, during the years ended December 31, 2023, 2022, and 2021, respectively.

STOCK-SETTLED RSU EQUITY AWARDS
The weighted-average, grant-date fair values of the stock-settled RSUs granted in 2023, 2022, and 2021 were $59.85, $45.14 and $25.45, respectively. The fair value of RSUs settled in shares during the years ended December 31, 2023, 2022, and 2021 was $254 million, $160 million and $70 million, respectively.

A summary of changes in Occidental’s unvested cash- and stock-settled RSUs for 2023, is presented below:

	Cash-Settled		Stock-Settled
thousands, except fair values	RSUs		RSUs
Unvested as of January 1	298	$37.96	8,894	$36.70
Granted	131	$60.43	3,342	$59.85
Vested	(148)	$36.33	(4,330)	$35.81
Forfeitures	(10)	$42.19	(174)	$44.37
Unvested as of December 31	271	$49.53	7,732	$47.03

TOTAL SHAREHOLDER RETURN INCENTIVE AWARDS
Certain executives are awarded TSRIs that vest at the end of a three-year period following the grant date. Payout is based upon Occidental’s absolute total shareholder return and performance relative to its peers. TSRIs have payouts that range from 0% to 200% of the target award and settle in stock once certified. Dividend equivalents for TSRIs are accumulated and paid upon certification of the award. The fair value of TSRIs settled in shares during the years ended December 31, 2023, 2022, and 2021 was $45 million, zero and $4 million, respectively.
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

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of TSRIs were as follows:

	TSRIs
	2023	2022	2021
Assumptions used:
Risk-free interest rate	4.6%	1.7%	0.2%
Volatility factor	64%	80%	75%
Expected life, years	2.84	2.89	2.88
Grant-date fair value of underlying Occidental common stock	$59.71	$42.98	$25.39

110	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

A summary of changes in Occidental’s unvested TSRIs in 2023 is presented below:

	TSRIs
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested as of January 1	1,643	$35.51
Granted	459	$59.71
Vested (a)	(591)	$41.60
Forfeitures	(4)	$59.71
Unvested as of December 31	1,507	$40.43
(a)Presented at the target payouts. In 2023, the weighted-average payout at vesting was 122% of the target, resulting in the issuance of approximately 721,000 shares of Occidental common stock.

STOCK OPTIONS
Certain employees are granted options that vest over three years, expire on the tenth anniversary of the grant date, and settle in stock. Exercise prices of the options were equal to the quoted market value of Occidental’s stock on the grant date. There were no options granted in 2023.

A summary of Occidental’s outstanding stock options as of December 31, 2023 and changes during the year ended December 31, 2023 is presented below:

	Vested		Unvested
thousands, except fair values	Options	Weighted Average Strike Price	Options	Weighted Average Strike Price
January 1	1,653	$38.83	1,075	$36.82
Vested	781	$37.36	(781)	$37.36
Exercised	(340)	$37.81	—	$—
December 31	2,094	$38.45	294	$35.37

The intrinsic value of options exercised in December 31, 2023 and 2022, respectively was $9 million and $17 million. No options were exercised in 2021. As of December 31, 2023, the remaining life of fully vested options was 6.3 years.

CASH RETURN ON CAPITAL EMPLOYED INCENTIVE AWARDS
Certain executives are awarded CROCEI awards that vest at the end of a three-year period if performance targets based on CROCE are met. These awards are settled in stock upon certification of the performance target, with payouts that range from 0% to 200% of the target award. Dividend equivalents are accumulated and paid upon certification of the award. The value of shares that vested in 2023 was $25 million. A summary of changes in Occidental’s unvested CROCEI in 2023 is presented below:

	CROCEI
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested as of January 1	574	$35.73
Granted	130	$59.71
Vested (a)	(197)	$41.60
Unvested as of December 31	507	$39.59
(a)     Presented at the target payouts. The weighted-average payout at vesting was 200% of the target, resulting in the issuance of approximately 395,000 shares of Occidental common stock.

OXY 2023 FORM 10-K	111

FINANCIAL STATEMENTS FOOTNOTES

NOTE 16 - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

GEOGRAPHIC AREAS

The following table represents Occidental’s property, plant and equipment, net by geographic area:

millions	Property, plant and equipment, net
For the years ended December 31,	2023	2022	2021
United States	$51,646	$51,706	$53,197
International
UAE	3,609	3,663	3,645
Oman	2,156	2,159	2,055
Algeria	624	350	496
Qatar	393	428	468
Other International	101	78	69
Total International	6,883	6,678	6,733
Total	$58,529	$58,384	$59,930

Occidental conducts its operations through three segments: (1) oil and gas; (2) chemical; and (3) midstream and marketing. The factors used to identify these segments are based on the nature of the operations that are undertaken in each segment. Income taxes, interest income, interest expense, environmental remediation expenses, acquisition-related costs and unallocated corporate expenses are included under corporate and eliminations. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash and restricted cash, certain corporate receivables and PP&E. The chief operating decision maker analyzes each segment’s operating results to make decisions about resources to be allocated to the segment and to assess its performance as well as Occidental’s overall performance.

112	OXY 2023 FORM 10-K

FINANCIAL STATEMENTS FOOTNOTES

INDUSTRY SEGMENTS

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Year ended December 31, 2023
Net sales	$21,284	$5,321	$2,551	$(899)	$28,257
Income (loss) from continuing operations before income taxes	$6,240	$1,531	$24	$(1,366)	$6,429
Income tax expense (d)	—	—	—	(1,733)	(1,733)
Income (loss) from continuing operations	$6,240	$1,531	$24	$(3,099)	$4,696
Investments in unconsolidated entities	$93	$550	$2,581	$—	$3,224
Property, plant and equipment additions (e)	$5,028	$551	$664	$125	$6,368
Depreciation, depletion and amortization	$6,112	$356	$326	$71	$6,865
Total assets	$53,786	$4,682	$13,327	$2,213	$74,008
Year ended December 31, 2022
Net sales	$27,165	$6,757	$4,136	$(1,424)	$36,634
Income (loss) from continuing operations before income taxes	$12,803	$2,508	$273	$(1,467)	$14,117
Income tax expense (d)	—	—	—	(813)	(813)
Income (loss) from continuing operations	$12,803	$2,508	$273	$(2,280)	$13,304
Investments in unconsolidated entities	$142	$578	$2,456	$—	$3,176
Property, plant and equipment additions (e)	$3,898	$331	$270	$67	$4,566
Depreciation, depletion and amortization	$6,179	$370	$328	$49	$6,926
Total assets	$54,058	$4,558	$12,076	$1,917	$72,609
Year ended December 31, 2021
Net sales	$18,941	$5,246	$2,863	$(1,094)	$25,956
Income (loss) from continuing operations before income taxes	$4,145	$1,544	$257	$(2,241)	$3,705
Income tax expense (d)	—	—	—	(915)	(915)
Income (loss) from continuing operations	$4,145	$1,544	$257	$(3,156)	$2,790
Investments in unconsolidated entities	$154	$608	$2,176	$—	$2,938
Property, plant and equipment additions (e)	$2,458	$316	$107	$50	$2,931
Depreciation, depletion and amortization	$7,741	$343	$325	$38	$8,447
Total assets	$56,132	$4,671	$11,132	$3,101	$75,036
(a)The 2023 income included a gain on sale of $142 million for the sale of certain non-core proved and unproved properties in the Permian Basin, a gain on sale of $25 million related to the 2020 Colombia divestiture, a $180 million impairment related to undeveloped acreage in the northern non-core area of the Powder River Basin, a $29 million impairment related to an equity method investment in the Black Butte Coal Company, and a $26 million legal settlement gain. The 2022 income included gains on sale of $148 million, primarily related to the sale of certain non-strategic assets in the Permian Basin, a gain on sale of $55 million related to the 2020 Colombia divestiture. The 2021 income included $282 million of asset impairments and $280 million of net oil, gas and CO2 derivative losses.
(b)The 2023 income included a fair value gain of $283 million related to the Carbon Engineering acquisition, $60 million of asset impairment and other charges included in income from equity investments and other, a gain on sale of $51 million on the sale of 5.1 million limited partner units in WES, $20 million for the acquisition-related costs on acquiring Carbon Engineering and $14 million of net derivative mark-to-market losses. The 2022 income included $259 million of net derivative mark-to-market losses, $62 million relating to a gain on the sale of 10 million limited partner units in WES and a $36 million gain on the sale of a joint venture. The 2021 income included $252 million in derivative mark-to-market losses and $124 million of gains on sales, primarily from the sale of 11.5 million limited partner units in WES.
(c)The 2023 loss included a $260 million remeasurement of the valuation allowance for Occidental’s claim against Maxus and $6 million of costs for the CrownRock Acquisition. The 2022 loss included net derivative mark-to-market gains of $317 million, interest rate swaps and $149 million on early debt extinguishment expenses and $89 million costs for the Anadarko Acquisition. The 2021 included $153 million of costs for the Anadarko Acquisition, $122 million net derivative mark-to-market gains on interest rate swaps and $118 million of early debt extinguishment expenses.
(d)Included all foreign and domestic income taxes from continuing operations.
(e)Included capital expenditures and capitalized interest, but excluded acquisition and disposition of assets. The 2022 amount included a tax benefit of $2.7 billion for Occidental’s legal entity reorganization, further discussed in the Income Taxes section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, of this Form 10-K and Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

OXY 2023 FORM 10-K	113

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

	2023	2022	2021
Average WTI Oil ($/Bbl)	$78.22	$93.67	$66.56
Average Brent Oil ($/Bbl)	$82.80	$97.77	$69.24
Average Henry Hub Natural Gas ($/MMbtu)	$2.64	$6.36	$3.60
Average Mt. Belvieu NGL ($/Bbl)	$29.94	$47.81	$44.22

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

114	OXY 2023 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
OIL RESERVES (a)

MMbbl	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2020	1,144	331	1,475
Revisions of previous estimates	382	4	386
Improved recovery	6	13	19
Extensions and discoveries	88	1	89
Purchases of proved reserves	33	—	33
Sales of proved reserves	(5)	—	(5)
Production	(182)	(44)	(226)
Balance as of December 31, 2021	1,466	305	1,771
Revisions of previous estimates	215	(5)	210
Improved recovery	57	9	66
Extensions and discoveries	89	6	95
Purchases of proved reserves	7	—	7
Sales of proved reserves	(10)	—	(10)
Production	(185)	(41)	(226)
Balance as of December 31, 2022	1,639	274	1,913
Revisions of previous estimates (b)	77	91	168
Improved recovery	7	11	18
Extensions and discoveries	59	3	62
Purchases of proved reserves	14	—	14
Sales of proved reserves	(1)	—	(1)
Production	(195)	(39)	(234)
Balance as of December 31, 2023	1,600	340	1,940

PROVED DEVELOPED RESERVES
December 31, 2020	917	251	1,168
December 31, 2021	1,140	226	1,366
December 31, 2022	1,208	200	1,408
December 31, 2023	1,140	258	1,398
PROVED UNDEVELOPED RESERVES
December 31, 2020	227	80	307
December 31, 2021	326	79	405
December 31, 2022	431	74	505
December 31, 2023	460	82	542

(a)Excluded reserve amounts related to discontinued operations and held for sale assets in 2020. Proved reserves for held for sale assets as of December 31, 2021 were immaterial.
(b)Revisions of previous estimates in 2023 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 137 MMbbl were related to additions associated with infill development projects, primarily in the Permian Basin (65 MMbbl), the DJ Basin (40 MMbbl) and Algeria (25 MMbbl). Further positive revisions of 62 MMbbl were associated with updated operating cost models, reservoir performance, and the Algeria contract extension. The positive revisions were offset by negative price revisions of 31 MMbbl related primarily to the Permian Basin (36 MMbbl) and Gulf of Mexico (3 MMbbl), partially offset by positive price revisions of 10 MMbbl related to PSCs.

OXY 2023 FORM 10-K	115

Supplemental Oil and Gas Information (Unaudited)
NGL RESERVES (a)

MMbbl	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2020	384	215	599
Revisions of previous estimates	227	(1)	226
Improved recovery	—	—	—
Extensions and discoveries	27	—	27
Purchases of proved reserves	7	—	7
Sales of proved reserves	(2)	—	(2)
Production	(79)	(12)	(91)
Balance as of December 31, 2021	564	202	766
Revisions of previous estimates	126	2	128
Improved recovery	13	—	13
Extensions and discoveries	36	—	36
Purchases of proved reserves	2	—	2
Sales of proved reserves	(4)	—	(4)
Production	(83)	(12)	(95)
Balance as of December 31, 2022	654	192	846
Revisions of previous estimates (b)	183	2	185
Improved recovery	2	—	2
Extensions and discoveries	45	—	45
Purchases of proved reserves	9	—	9
Sales of proved reserves	(1)	—	(1)
Production	(90)	(13)	(103)
Balance as of December 31, 2023	802	181	983

PROVED DEVELOPED RESERVES
December 31, 2020	314	138	452
December 31, 2021	433	125	558
December 31, 2022	444	120	564
December 31, 2023	515	124	639
PROVED UNDEVELOPED RESERVES
December 31, 2020	70	77	147
December 31, 2021	131	77	208
December 31, 2022	210	72	282
December 31, 2023	287	57	344
(a)Excluded reserve amounts related to discontinued operations and held for sale assets in 2020. Proved reserves for held for sale assets as of December 31, 2021 were immaterial.
(b)Revisions of previous estimates in 2023 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 87 MMbbl were related to additions associated with infill development projects, primarily in the DJ Basin (50 MMbbl) and the Permian Basin (36 MMbbl). Further positive revisions of 122 MMbbl were primarily associated with updated NGL yields and reservoir performance. The positive revisions were offset by negative price revisions of 25 MMbbl related primarily to the Permian Basin (24 MMbbl) and the DJ Basin (2 MMbbl).

116	OXY 2023 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
NATURAL GAS RESERVES (a)

Bcf	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2020	2,446	2,573	5,019
Revisions of previous estimates	1,274	27	1,301
Improved recovery	3	3	6
Extensions and discoveries	176	—	176
Purchases of proved reserves	22	—	22
Sales of proved reserves	(25)	—	(25)
Production	(477)	(172)	(649)
Balance as of December 31, 2021	3,419	2,431	5,850
Revisions of previous estimates	841	(30)	811
Improved recovery	51	17	68
Extensions and discoveries	244	23	267
Purchases of proved reserves	8	—	8
Sales of proved reserves	(45)	—	(45)
Production	(445)	(164)	(609)
Balance as of December 31, 2022	4,073	2,277	6,350
Revisions of previous estimates (b)	325	(6)	319
Improved recovery	1	17	18
Extensions and discoveries	268	5	273
Purchases of proved reserves	50	—	50
Sales of proved reserves	(2)	—	(2)
Production	(480)	(176)	(656)
Balance as of December 31, 2023	4,235	2,117	6,352

PROVED DEVELOPED RESERVES
December 31, 2020	2,028	1,846	3,874
December 31, 2021	2,632	1,705	4,337
December 31, 2022	2,761	1,597	4,358
December 31, 2023	2,770	1,507	4,277
PROVED UNDEVELOPED RESERVES
December 31, 2020	418	727	1,145
December 31, 2021	787	726	1,513
December 31, 2022	1,312	680	1,992
December 31, 2023	1,465	610	2,075
(a)Excluded reserve amounts related to discontinued operations and held for sale assets in 2020. Proved reserves for held for sale assets as of December 31, 2021 were immaterial.
(b)Revisions of previous estimates in 2023 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 474 Bcf were related to additions associated with infill development projects, primarily in the DJ Basin (286 Bcf) and the Permian Basin (185 Bcf). Further positive revisions of 45 Bcf were primarily associated with updated reservoir performance in the Permian Basin (197 Bcf) and Gulf of Mexico (18 Bcf), partially offset by updated gas shrinkage estimates in the DJ Basin (175 Bcf). The positive revisions were offset by negative price revisions of 198 Bcf related primarily to the Permian Basin (187 Bcf) and the DJ Basin (14 Bcf), partially offset by positive price revisions of 12 Bcf related to PSCs.

OXY 2023 FORM 10-K	117

Supplemental Oil and Gas Information (Unaudited)
TOTAL RESERVES (a)

MMboe (b)	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2020	1,936	975	2,911
Revisions of previous estimates	821	8	829
Improved recovery	7	13	20
Extensions and discoveries	144	1	145
Purchases of proved reserves	44	—	44
Sales of proved reserves	(11)	—	(11)
Production	(341)	(85)	(426)
Balance as of December 31, 2021	2,600	912	3,512
Revisions of previous estimates	481	(7)	474
Improved recovery	78	11	89
Extensions and discoveries	166	10	176
Purchases of proved reserves	10	—	10
Sales of proved reserves	(21)	—	(21)
Production	(342)	(81)	(423)
Balance as of December 31, 2022	2,972	845	3,817
Revisions of previous estimates (c)	314	92	406
Improved recovery	9	14	23
Extensions and discoveries	149	4	153
Purchases of proved reserves	31	—	31
Sales of proved reserves	(2)	—	(2)
Production	(365)	(81)	(446)
Balance as of December 31, 2023	3,108	874	3,982

PROVED DEVELOPED RESERVES
December 31, 2020	1,569	697	2,266
December 31, 2021	2,012	635	2,647
December 31, 2022	2,112	586	2,698
December 31, 2023	2,117	633	2,750
PROVED UNDEVELOPED RESERVES
December 31, 2020	367	278	645
December 31, 2021	588	277	865
December 31, 2022	860	259	1,119
December 31, 2023	991	241	1,232
(a)Excluded reserve amounts related to discontinued operations and held for sale assets in 2020. Proved reserves for held for sale assets as of December 31, 2021 were immaterial.
(b)Natural gas volumes have been converted to Boe based on an energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.
(c)Revisions of previous estimates in 2023 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 303 MMboe were related to additions associated with infill development projects, primarily in the DJ Basin (138 MMboe), the Permian Basin (132 MMboe), and Algeria (26 MMboe). Further positive other revisions of 192 MMboe were primarily associated with updates based on operating cost models (120 MMboe), reservoir performance (47 MMboe), and the Algeria contract extension (44 MMboe). The positive other revisions were partially offset by negative revisions associated with management changes in development plans and interest related revisions (16 MMboe). Additionally, positive revisions were offset by 89 MMboe of negative price revisions. The negative price revisions were primarily associated with the Permian Basin (91 MMboe) and the DJ Basin (5 MMboe), which were partially offset by positive price revisions of 13 MMboe on international PSCs.

118	OXY 2023 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
CAPITALIZED COSTS
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

millions	United States	International	Total
December 31, 2023
Proved properties	$78,188	$16,582	$94,770
Unproved properties	14,298	146	14,444
Total capitalized costs (a)	92,486	16,728	109,214
Proved properties depreciation, depletion and amortization	(42,102)	(12,940)	(55,042)
Unproved properties valuation	(4,233)	—	(4,233)
Total Accumulated depreciation, depletion and amortization	(46,335)	(12,940)	(59,275)
Net capitalized costs	$46,151	$3,788	$49,939

December 31, 2022
Proved properties	$71,314	$15,733	$87,047
Unproved properties	17,251	189	17,440
Total capitalized costs (a)	88,565	15,922	104,487
Proved properties depreciation, depletion and amortization	(36,727)	(12,373)	(49,100)
Unproved properties valuation	(4,781)	(27)	(4,808)
Total Accumulated depreciation, depletion and amortization	(41,508)	(12,400)	(53,908)
Net capitalized costs	$47,057	$3,522	$50,579

December 31, 2021
Proved properties	$66,443	$15,232	$81,675
Unproved properties	19,423	153	19,576
Total capitalized costs (a)	85,866	15,385	101,251
Proved properties depreciation, depletion and amortization	(32,355)	(11,821)	(44,176)
Unproved properties valuation	(4,789)	(27)	(4,816)
Total Accumulated depreciation, depletion and amortization	(37,144)	(11,848)	(48,992)
Net capitalized costs	$48,722	$3,537	$52,259
(a)Included acquisition costs, development costs, capitalized interest and AROs.

OXY 2023 FORM 10-K	119

Supplemental Oil and Gas Information (Unaudited)
COSTS INCURRED
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

millions	United States	International	Total
For the year ended December 31, 2023
Property acquisition costs (a)
Proved properties	$112	$288	$400
Unproved properties	143	—	143
Exploration costs	743	150	893
Development costs	3,957	543	4,500
Costs incurred	$4,955	$981	$5,936
For the year ended December 31, 2022
Property acquisition costs (a)
Proved properties	$496	$3	$499
Unproved properties	488	—	488
Exploration costs	279	175	454
Development costs	3,083	423	3,506
Costs incurred	$4,346	$601	$4,947
For the year ended December 31, 2021
Property acquisition costs
Proved properties	$378	$1	$379
Unproved properties	51	—	51
Exploration costs	147	143	290
Development costs	1,749	366	2,115
Costs incurred (b)	$2,325	$510	$2,835
(a)Included $120 million and $340 million in property acquisition costs related to non-monetary exchange transactions for the years ended December 31, 2023 and December 31, 2022, respectively.
(b)Excluded costs incurred related to the Ghana assets, which were sold in 2021.

120	OXY 2023 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
RESULTS OF OPERATIONS
Occidental’s oil and gas producing activities for continuing operations, which exclude items such as asset divestitures, corporate overhead, and interest, were as follows:

millions	United States	International (a)	Total
FOR THE YEAR ENDED DECEMBER 31, 2023
Revenues (b)	$17,494	$3,766	$21,260
Lease operating costs	3,669	1,008	4,677
Transportation costs	1,367	60	1,427
Other operating expenses	1,058	194	1,252
Depreciation, depletion and amortization	5,559	553	6,112
Taxes other than on income	959	117	1,076
Exploration expenses	323	118	441
Pretax income before impairments and other charges	4,559	1,716	6,275
Asset impairments and other charges	209	—	209
Pretax income	4,350	1,716	6,066
Income tax expense (c)	933	746	1,679
Results of operations	$3,417	$970	$4,387
FOR THE YEAR ENDED DECEMBER 31, 2022
Revenues (b)	$22,487	$4,671	$27,158
Lease operating costs	3,050	978	4,028
Transportation costs	1,324	69	1,393
Other operating expenses	981	235	1,216
Depreciation, depletion and amortization	5,608	571	6,179
Taxes other than on income	1,236	299	1,535
Exploration expenses	113	103	216
Pretax income	10,175	2,416	12,591
Income tax expense (c)	2,213	964	3,177
Results of operations	$7,962	$1,452	$9,414
FOR THE YEAR ENDED DECEMBER 31, 2021
Revenues (b)	$15,817	$3,462	$19,279
Lease operating costs	2,341	883	3,224
Transportation costs	1,306	65	1,371
Other operating expenses	896	176	1,072
Depreciation, depletion and amortization	7,053	687	7,740
Taxes other than on income	785	209	994
Exploration expenses	158	94	252
Oil and gas mark-to-market - Collars and CO2	280	—	280
Pretax income before impairments and other charges	2,998	1,348	4,346
Asset impairments and other charges	282	—	282
Pretax income	2,716	1,348	4,064
Income tax expense (c)	508	656	1,164
Results of operations	$2,208	$692	$2,900
(a)Results of operations excluded discontinued operations related to Ghana (sold 2021) assets.
(b)Revenues are net of royalty payments and include income from equity investments.
(c)U.S. federal income taxes reflect certain expenses related to oil and gas activities allocated for U.S. income tax purposes. These amounts are computed using the statutory rate in effect during the period.

OXY 2023 FORM 10-K	121

Supplemental Oil and Gas Information (Unaudited)
RESULTS PER UNIT OF PRODUCTION FOR CONTINUING OPERATIONS

$/Boe (a)	United States	International (b)	Total
FOR THE YEAR ENDED DECEMBER 31, 2023
Revenues (c)	$47.91	$46.49	$47.66
Lease operating costs	10.05	12.45	10.48
Transportation costs	3.74	0.74	3.20
Other operating expenses	2.90	2.39	2.81
Depreciation, depletion and amortization	15.22	6.83	13.70
Taxes other than on income	2.63	1.44	2.41
Exploration expenses	0.88	1.47	0.99
Pretax income before impairments and other charges	12.49	21.17	14.07
Asset impairments and other charges	0.57	—	0.47
Pretax income	11.92	21.17	13.60
Income tax expense (d)	2.56	9.21	3.76
Results of operations	$9.36	$11.96	$9.84
FOR THE YEAR ENDED DECEMBER 31, 2022
Revenues (c)	$65.77	$57.67	$64.22
Lease operating costs	8.92	12.07	9.52
Transportation costs	3.87	0.85	3.29
Other operating expenses	2.87	2.90	2.88
Depreciation, depletion and amortization	16.40	7.05	14.61
Taxes other than on income	3.61	3.69	3.63
Exploration expenses	0.33	1.27	0.51
Pretax income before impairments and other charges	29.77	29.84	29.78
Asset impairments and other charges	—	—	—
Pretax income	29.77	29.84	29.78
Income tax expense (d)	6.47	11.90	7.51
Results of operations	$23.30	$17.94	$22.27
FOR THE YEAR ENDED DECEMBER 31, 2021
Revenues (c)	$46.42	$40.82	$45.31
Lease operating costs	6.87	10.41	7.58
Transportation costs	3.83	0.76	3.22
Other operating expenses	2.63	2.08	2.52
Depreciation, depletion and amortization	20.70	8.10	18.19
Taxes other than on income	2.30	2.47	2.34
Exploration expenses	0.46	1.10	0.59
Oil and gas mark-to-market - Collars and CO2	0.82	—	0.66
Pretax income before impairments and other charges	8.81	15.90	10.21
Asset impairments and other charges	0.83	—	0.66
Pretax income	7.98	15.90	9.55
Income tax expense (d)	1.49	7.73	2.73
Results of operations	$6.49	$8.17	$6.82
(a)Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil.
(b)Results of operations excluded discontinued operations related to the Ghana assets, which were sold in 2021.
(c)Revenues are net of royalty payments and include income from equity investments.
(d)U.S. federal income taxes reflect certain expenses related to oil and gas activities allocated for U.S. income tax purposes. These amounts are computed using the statutory rate in effect during the period.

122	OXY 2023 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
For purposes of the following disclosures, future cash flows were computed by applying to Occidental’s proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the years ended December 31, 2023, 2022 and 2021, respectively, unless prices were defined by contractual arrangements, and exclude escalations based upon future conditions. The realized prices used to calculate future cash flows vary by producing area and market conditions. Future operating and capital costs were forecast using the current cost environment applied to expectations of future operating and development activities to develop and produce proved reserves at year end.
Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions as of December 31, 2023, 2022 and 2021. Such assumptions, which are required by regulation, have not always proven accurate in the past. Other valid assumptions would give rise to substantially different results.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

millions	United States	International (a)	Total
Balance as of December 31, 2023
Future cash inflows	$143,471	$35,020	$178,491
Future costs
Production costs and other operating	(58,864)	(10,921)	(69,785)
Development costs (b)	(19,404)	(3,706)	(23,110)
Future income tax expense	(10,441)	(4,895)	(15,336)
Future net cash flows	54,762	15,498	70,260
10% discount factor	(23,715)	(6,243)	(29,958)
Standardized measure of discounted future net cash flows	$31,047	$9,255	$40,302
Balance as of December 31, 2022
Future cash inflows	$186,942	$34,514	$221,456
Future costs
Production costs and other operating	(68,068)	(9,468)	(77,536)
Development costs (b)	(14,845)	(2,498)	(17,343)
Future income tax expense	(18,633)	(4,984)	(23,617)
Future net cash flows	85,396	17,564	102,960
10% discount factor	(37,340)	(7,468)	(44,808)
Standardized measure of discounted future net cash flows	$48,056	$10,096	$58,152
Balance as of December 31, 2021
Future cash inflows	$116,014	$28,865	$144,879
Future costs
Production costs and other operating	(47,803)	(9,284)	(57,087)
Development costs (b)	(12,186)	(3,004)	(15,190)
Future income tax expense	(9,875)	(3,544)	(13,419)
Future net cash flows	46,150	13,033	59,183
10% discount factor	(19,538)	(5,821)	(25,359)
Standardized measure of discounted future net cash flows	$26,612	$7,212	$33,824
(a)Excluded discontinued operations related to Ghana assets, which were sold in 2021.
(b)Included ARO costs.

OXY 2023 FORM 10-K	123

Supplemental Oil and Gas Information (Unaudited)
CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES (a)

millions	2023	2022	2021
Balance as of January 1	$58,152	$33,824	$11,351
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(14,318)	(20,547)	(13,983)
Net change in prices received per barrel, net of production costs and other operating expenses	(23,774)	29,798	32,464
Extensions, discoveries and improved recovery, net of future production and development costs	2,910	5,390	2,412
Change in estimated future development costs	(3,430)	(1,562)	(376)
Revisions of quantity estimates	6,313	10,481	10,296
Previously estimated development costs incurred during the period	2,584	1,813	1,277
Accretion of discount	6,152	3,492	1,009
Net change in income taxes	5,575	(5,961)	(6,249)
Purchases and sales of reserves in place, net	404	(158)	377
Changes in production rates and other	(266)	1,582	(4,754)
Net change	(17,850)	24,328	22,473
Balance as of December 31	$40,302	$58,152	$33,824
(a)    Excluded results from discontinued operations.

124	OXY 2023 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
NET PRODUCTIVE AND DRY— EXPLORATORY AND DEVELOPMENT WELLS COMPLETED
The following table sets forth, for each year in the three-year period ended December 31, 2023, Occidental’s net productive and dry exploratory and development wells completed:

	United States	International	Total
2023
Oil
Exploratory	25	13	38
Development	420	63	483
Gas
Exploratory	1	1	2
Development	38	3	41
Dry
Exploratory	5	8	13
Development	7	—	7
2022
Oil
Exploratory	9	10	19
Development	265	32	297
Gas
Exploratory	—	—	—
Development	3	2	5
Dry
Exploratory	—	5	5
Development	1	—	1
2021
Oil
Exploratory	6	4	10
Development	292	42	334
Gas
Exploratory	—	1	1
Development	4	—	4
Dry
Exploratory	4	2	6
Development	1	—	1

OXY 2023 FORM 10-K	125

Supplemental Oil and Gas Information (Unaudited)
PRODUCTIVE OIL AND GAS WELLS
The following table sets forth, as of December 31, 2023, Occidental’s productive oil and gas wells (both producing and capable of production):

	United States		International		Total
Oil (a)
Gross (b)	17,374	(985)	2,954	—	20,328	(985)
Net (c)	14,917	(884)	1,385	—	16,302	(884)
Gas (a)
Gross (b)	2,509	(1,122)	165	(2)	2,674	(1,124)
Net (c)	2,037	(1,081)	100	(2)	2,137	(1,083)
(a)The numbers in parentheses indicate the number of wells with multiple completions.
(b)The total number of wells in which interests are owned.
(c)The sum of fractional interests.

PARTICIPATION IN WELLS BEING DRILLED OR PENDING COMPLETION
The following table sets forth, as of December 31, 2023, Occidental’s participation in exploratory and development wells being drilled:

	United States	International	Total
Exploratory and development wells being drilled
Gross	85	15	100
Net	75	10	85
Exploratory and development wells pending completion (a)
Gross	134	—	134
Net	79	—	79
(a)Wells suspended or waiting on completion include exploration and development wells where drilling has occurred, but the wells are awaiting the completion of hydraulic fracturing or other completion activities or the resumption of drilling in the future. There were 61 MMboe of PUD reserves primarily assigned to U.S. onshore development wells suspended or waiting on completion as of December 31, 2023. Occidental expects to convert all of these PUD reserves to developed status within five years of their initial disclosure.

As of December 31, 2023, Occidental was participating in 107 and 40 gross pressure-maintenance projects in the United States and Internationally, respectively. In the United States, these projects primarily consisted of waterfloods and CO2 floods, and in the Middle East and North Africa, these projects consisted mostly of waterfloods.

126	OXY 2023 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)
OIL AND GAS ACREAGE
The following table sets forth, as of December 31, 2023, Occidental’s holdings of developed and undeveloped oil and gas acreage:

thousands	United States	International	Total
Developed (a)
Gross (b)	6,151	1,249	7,400
Net (c)	3,936	462	4,398
Undeveloped (d)
Gross (b)	1,114	8,395	9,509
Net (c)	743	6,599	7,342
Fee Mineral Ownership (e)
Gross (b)	8,070	—	8,070
Net (c)	4,582	—	4,582
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

OXY 2023 FORM 10-K	127

Supplemental Oil and Gas Information (Unaudited)
OIL, NGL AND NATURAL GAS SALES VOLUMES PER DAY
The following tables set forth the sales volumes from ongoing operations of oil, NGL and natural gas per day for each of the three years in the period ended December 31, 2023. The differences between the sales and production volumes per day are negligible and are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil.

Sales per Day from Ongoing Operations (Mboe/d)	2023	2022	2021
United States
Permian	584	513	487
Rockies & Other Domestic	271	277	302
Gulf of Mexico	145	147	144
Total	1,000	937	933
International
Algeria and Other International	35	48	43
Al Hosn Gas	82	73	76
Dolphin	39	37	40
Oman	66	64	74
Total	222	222	233
Total Sales from Ongoing Operations (Mboe/d)	1,222	1,159	1,166
Operations exited or exiting	—	—	18
Total Sales (Mboe/d)	1,222	1,159	1,184

128	OXY 2023 FORM 10-K

Supplemental Oil and Gas Information (Unaudited)

Sales per Day by Products from Ongoing Operations	2023	2022	2021
United States
Oil (Mbbl/d)
Permian	337	303	286
Rockies & Other Domestic	77	82	93
Gulf of Mexico	120	122	119
Total	534	507	498
NGL (Mbbl/d)
Permian	140	119	110
Rockies & Other Domestic	97	97	97
Gulf of Mexico	11	11	10
Total	248	227	217
Natural gas (MMcf/d)
Permian	644	545	548
Rockies & Other Domestic	584	590	676
Gulf of Mexico	81	81	84
Total	1,309	1,216	1,308
International
Oil (Mbbl/d)
Algeria and Other International	29	42	39
Al Hosn Gas	14	12	13
Dolphin	6	6	7
Oman	57	53	61
Total	106	113	120
NGL (Mbbl/d)
Algeria and Other International	3	4	3
Al Hosn Gas	23	23	23
Dolphin	8	7	8
Total	34	34	34
Natural gas (MMcf/d)
Algeria and Other International	15	12	6
Al Hosn Gas	267	227	234
Dolphin	150	142	151
Oman	57	69	80
Total	489	450	471
Total Sales from Ongoing Operations (Mboe/d)	1,222	1,159	1,166

OXY 2023 FORM 10-K	129

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation and Subsidiaries

		Additions
millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2023
Allowance for doubtful accounts	$904	$(235)	$—	$(625)	$44	(b)
Environmental, litigation, tax and other reserves	$3,712	$328	$50	$(297)	$3,793	(c)

2022
Allowance for doubtful accounts	$867	$37	$—	$—	$904	(b)
Environmental, litigation, tax and other reserves	$3,164	$714	$138	$(304)	$3,712	(c)

2021
Allowance for doubtful accounts	$822	$56	$(11)	$—	$867	(b)
Environmental, litigation, tax and other reserves	$2,429	$900	$94	$(259)	$3,164	(c)
(a)Primarily represents payments except for 2023 allowance for doubtful accounts, where Occidental reversed the receivable and allowance related to the Maxus settlement. See Note 13 - Lawsuits, Claims, Commitments and Contingencies
(b)Of these amounts, $43 million, $44 million and $46 million in 2023, 2022, and 2021, respectively, were classified as current.
(c)Of these amounts, $215 million, $266 million and $790 million in 2023, 2022, and 2021, respectively, were classified as current.

Note: The amounts presented represent continuing operations.

130	OXY 2023 FORM 10-K

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
Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2023, based on the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2023, Occidental’s system of internal control over financial reporting is effective.
Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

Occidental’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental’s evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Occidental’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental’s disclosure controls and procedures were effective as of December 31, 2023.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

OXY 2023 FORM 10-K	131

Part III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Occidental’s Code of Business Conduct applies to the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Vice President, Chief Accounting Officer and Controller and persons performing similar functions. The Code of Business Conduct also applies to Occidental’s directors, employees and the employees of entities which it controls. The Code of Business Conduct is posted on Occidental’s website, www.oxy.com. Occidental will satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Business Conduct by disclosing the nature of that amendment or waiver on its website within four business days following the date of the amendment or waiver.
The list of Occidental’s executive officers and related information under Information About Our Executive Officers set forth in Part I of this 10-K is incorporated by reference herein. The information required by this Item 10 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2023.

ITEM 11.    EXECUTIVE COMPENSATION

The information under the caption “Compensation Discussion and Analysis - Compensation Committee Report” shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933. The information required by this Item 11 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of Occidental’s stock-based compensation plans for its employees and non-employee directors have been approved by the stockholders. The aggregate number of shares of Occidental common stock authorized for issuance under such plans is approximately 133 million, of which approximately 14.1 million had been reserved for issuance through December 31, 2023. The following is a summary of the securities available for issuance under such plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
14,145,216 (1)		38.07 (2)		45,242,937 (3)
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

The information required by this Item 12 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2023.

132	OXY 2023 FORM 10-K

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Occidental’s independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.
The information about its principal accountant, KPMG LLP, Houston, Texas (185) required by this Item 14 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2023.

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

(a) (3). Exhibits

2.1
Partnership Interest Purchase Agreement, dated as of December 10, 2023, by and among Occidental Petroleum Corporation, CrownRock Holdings, L.P., CrownRock GP, LLC, Coral Holdings LP, LLC and Coral Holdings GP, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K of Occidental filed on December 12, 2023, File No. 1-9210).

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

OXY 2023 FORM 10-K	133

Other instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request.
All of the exhibits numbered 10.1 to 10.23 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.
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

10.10
Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of December 31, 2021) (filed as Exhibit 10.14 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2021, File No. 1-9210).

10.11
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

10.13
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

10.15	Occidental Petroleum Corporation Executive Severance Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2020, File No. 1-9210).
10.16
Occidental Petroleum Corporation Executive Change in Control Severance Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2020, File No. 1-9210).

10.17
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

10.19
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

10.21
Transition Services and Separation Agreement by and between Occidental Petroleum Corporation and Marcia E. Backus dated September 29, 2022 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2022).

134	OXY 2023 FORM 10-K

10.22
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (applicable to annual grants made in 2022 and 2023) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No. 1-9210).

10.23	Occidental Petroleum Corporation Retirement Policy (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on February 22, 2023, File No. 1-9210).
10.24
Warrant Agreement (including Form of Warrant), dated July 24, 2020, between the Company and Equiniti Trust Company, as Warrant Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on July 27, 2020, File No. 1-9210).

10.25
Term Loan Agreement, dated as of December 28, 2023, by and among Occidental Petroleum Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on December 28, 2023, File No. 1-9210).

10.26
Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Occidental Petroleum Corporation, the banks party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on February 5, 2024, File No. 1-9210).

21	List of subsidiaries of Occidental as of December 31, 2023.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Ryder Scott, Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Occidental Petroleum Corporation Clawback Policy.
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Leasehold and Royalty Interests and Certain Economic Interests Derived Through Production Sharing Contracts as of December 31, 2023.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104
Cover Page Interactive Data File - The cover page from Occidental Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.    FORM 10-K SUMMARY

None.

OXY 2023 FORM 10-K	135

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

	Title	Date

/s/ Vicki Hollub	President, Chief Executive Officer	February 14, 2024
Vicki Hollub	and Director

/s/ Sunil Mathew	Senior Vice President and	February 14, 2024
Sunil Mathew	Chief Financial Officer

/s/ Christopher O. Champion	Vice President, Chief Accounting Officer	February 14, 2024
Christopher O. Champion	and Controller

/s/ Vicky A. Bailey	Director	February 14, 2024
Vicky A. Bailey

/s/ Andrew F. Gould	Director	February 14, 2024
Andrew F. Gould

/s/ Carlos M. Gutierrez	Director	February 14, 2024
Carlos M. Gutierrez

/s/ William R. Klesse	Director	February 14, 2024
William R. Klesse

/s/ Jack B. Moore	Director	February 14, 2024
Jack B. Moore

/s/ Claire O’Neill	Director	February 14, 2024
Claire O’Neill

/s/ Avedick B. Poladian	Director	February 14, 2024
Avedick B. Poladian

/s/ Kenneth B. Robinson	Director	February 14, 2024
Kenneth B. Robinson

/s/ Robert M. Shearer	Director	February 14, 2024
Robert M. Shearer

136	OXY 2023 FORM 10-K