Form 10-Q
period 2024-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2024-05-07
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2024
Common Stock, $0.20 par value	886,636,750

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc
BlackRock	BlackRock Inc., which has formed a joint venture with Occidental on the construction of STRATOS
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
CrownRock Acquisition	A pending transaction pursuant to the purchase agreement in which Occidental seeks to acquire all of the outstanding partnership interests of CrownRock, L.P.
DASS	Diamond Alkali Superfund Site
District Court	Federal District Court in the State of New Jersey
DSCC	Diamond Shamrock Chemicals Company
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
HLBV	Hypothetical Liquidation at Book Value
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousand cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	Non-controlling interest
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OECD	Organization for Economic Cooperation and Development
OEPC	Occidental Exploration and Production Company
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OU4 UAO	Operable Unit 4 Unilateral Administrative Order
OxyChem	Occidental Chemical Corporation
PVC	polyvinyl chloride
RCF	revolving credit facility
ROD	Record of Decision
Second Request	Occidental and CrownRock each received a request for additional information and documentary material from the Federal Trade Commission in connection with its review of the CrownRock Acquisition
VIE	Variable interest entity
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2023 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2023

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	March 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,272	$1,426
Trade receivables, net of reserves of $29 in 2024 and $29 in 2023	3,271	3,195
Inventories	2,131	2,022
Other current assets	1,671	1,732
Total current assets	8,345	8,375

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,400	3,224

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	110,680	109,214
Chemical	8,315	8,279
Midstream and marketing	8,487	8,279
Corporate	1,060	1,039
Gross property, plant and equipment	128,542	126,811
Accumulated depreciation, depletion and amortization	(69,779)	(68,282)
Net property, plant and equipment	58,763	58,529

OPERATING LEASE ASSETS	1,038	1,130

OTHER LONG-TERM ASSETS	2,731	2,750

TOTAL ASSETS	$74,277	$74,008

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	March 31, 2024	December 31, 2023

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,203	$1,202
Current operating lease liabilities	424	446
Accounts payable	3,827	3,646
Accrued liabilities	3,358	3,854
Total current liabilities	8,812	9,148

LONG-TERM DEBT, NET	18,545	18,536

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,728	5,764
Asset retirement obligations	3,867	3,882
Pension and postretirement obligations	933	931
Environmental remediation liabilities	870	889
Operating lease liabilities	664	727
Other	3,891	3,782
Total deferred credits and other liabilities	15,953	15,975

EQUITY
Preferred stock, at $1.00 per share par value: 2024 — 84,897 shares and 2023 —84,897 shares	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2024 — 1,114,773,127 shares and 2023 — 1,107,516,500 shares	223	222
Treasury stock: 2024 — 228,053,397 shares and 2023 — 228,053,397 shares	(15,582)	(15,582)
Additional paid-in capital	17,456	17,422
Retained earnings	20,147	19,626
Accumulated other comprehensive income	280	275
Total stockholders' equity	30,811	30,250
Non-controlling interest	156	99
Total equity	$30,967	$30,349
TOTAL LIABILITIES AND EQUITY	$74,277	$74,008

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions, except per-share amounts	2024	2023

REVENUES AND OTHER INCOME
Net sales	$5,975	$7,225
Interest, dividends and other income	36	29
Gains (losses) on sales of assets and other, net	(1)	4
Total	6,010	7,258

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,161	1,081
Transportation and gathering expense	353	384
Chemical and midstream cost of sales	742	745
Purchased commodities	86	498
Selling, general and administrative expenses	259	241
Other operating and non-operating expense	410	308
Taxes other than on income	235	306
Depreciation, depletion and amortization	1,693	1,721
Acquisition-related costs	12	—
Exploration expense	66	102
Interest and debt expense, net	284	238
Total	5,301	5,624

Income before income taxes and other items	709	1,634

OTHER ITEMS
Income from equity investments and other	301	100
Total	301	100

Income before income taxes	1,010	1,734
Income tax expense	(304)	(471)
Income from continuing operations	706	1,263
Discontinued operations, net of taxes	182	—
NET INCOME	888	1,263
Less: Preferred stock dividends and redemption premiums	(170)	(280)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$718	$983

PER COMMON SHARE
Income from continuing operations—basic	$0.60	$1.08
Discontinued operations—basic	$0.21	$—
Net income attributable to common stockholders—basic	$0.81	$1.08

Income from continuing operations—diluted	$0.56	$1.00
Discontinued operations—diluted	$0.19	$—
Net income attributable to common stockholders—diluted	$0.75	$1.00

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2024	2023

Net income	$888	$1,263
Other comprehensive income (loss) items:
Gains on derivatives (a)	9	63
Pension and postretirement losses (b)	(4)	(5)
Other	—	2
Other comprehensive income, net of tax	5	60
Comprehensive income attributable to preferred and common stockholders	$893	$1,323
(a)     Net of tax expense of zero for the three months ended March 31, 2024 and 2023.
(b)     Net of tax expense of $1 million for the three months ended March 31, 2024 and 2023.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$888	$1,263
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(182)	—
Depreciation, depletion and amortization of assets	1,693	1,721
Deferred income tax provision (benefit)	(91)	17
Noncash charges to income and other	138	152
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(76)	1,010
Increase in inventories	(110)	(248)
(Increase) decrease in other current assets	6	(122)
Decrease in accounts payable and accrued liabilities	(454)	(1,174)
Increase in current domestic and foreign income taxes	195	251
Net cash provided by operating activities	2,007	2,870

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,783)	(1,461)
Change in capital accrual	51	(20)
Purchases of businesses and assets, net	(142)	(151)
Proceeds from sales of assets, net	98	54
Equity investments and other, net	(34)	(20)
Net cash used by investing activities	(1,810)	(1,598)

CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt, net	—	(22)
Proceeds from issuance of common stock	88	30
Purchases of treasury stock	—	(732)
Cash dividends paid on common and preferred stock	(332)	(320)
Contribution from noncontrolling interest	57	—
Other financing, net	(141)	(36)
Net cash used by financing activities	(328)	(1,080)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(131)	192
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	1,464	1,026
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$1,333	$1,218

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$30,085
Net income	—	—	—	—	1,263	—	1,263
Other comprehensive income, net of tax	—	—	—	—	—	60	60
Dividends on common stock, $0.18 per share	—	—	—	—	(164)	—	(164)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(200)	—	(200)
Preferred stock redemption - face value	(647)	—	—	—	—	—	(647)
Preferred stock redemption - premium	—	—	—	—	(65)	—	(65)
Preferred stock redemption value in excess of carrying value	15	—	—	—	(15)	—	—
Shareholder warrants exercised	—	—	—	2	—	—	2
Options exercised	—	—	—	7	—	—	7
Issuance of common stock and other, net of cancellations	—	1	—	(31)	—	—	(30)
Purchases of treasury stock	—	—	(752)	—	—	—	(752)
Balance as of March 31, 2023	$9,130	$221	$(14,524)	$17,159	$17,318	$255	$29,559

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balance as of December 31, 2023	$8,287	$222	$(15,582)	$17,422	$19,626	$275	$99	$30,349
Net income	—	—	—	—	888	—	—	888
Other comprehensive income, net of tax	—	—	—	—	—	5	—	5
Dividends on common stock, $0.22 per share	—	—	—	—	(197)	—	—	(197)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	—	—	72	—	—	—	72
Issuance of common stock and other, net of cancellations	—	1	—	(38)	—	—	—	(37)
Noncontrolling interest contributions	—	—	—	—	—	—	57	57
Balance as of March 31, 2024	$8,287	$223	$(15,582)	$17,456	$20,147	$280	$156	$30,967
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the U.S. Securities and Exchange Commission’s rules and regulations, certain information and disclosures normally included in Consolidated Financial Statements and the notes thereto. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2023 Form 10-K.
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the three months ended March 31, 2024 and 2023 and Occidental’s financial position as of March 31, 2024 and December 31, 2023. The income and cash flows for the periods ended March 31, 2024 and 2023 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of March 31, 2024 and 2023:

millions	2024	2023
Cash and cash equivalents	$1,272	$1,165
Restricted cash and restricted cash equivalents included in other current assets	44	36
Restricted cash and restricted cash equivalents included in other long-term assets, net	17	17
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,333	$1,218

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid and interest paid during the three months ended March 31, 2024 and 2023, respectively:

millions	2024	2023
Income tax payments	$152	$164
Interest paid (a)	$395	$410
(a)    Net of capitalized interest of $33 million and $19 million for the three months ended March 31, 2024 and 2023, respectively.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES". As of March 31, 2024, Occidental owned all of the 2.3% non-voting general partner interest, 48.7% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of March 31, 2024, Occidental's combined share of net income from WES and its subsidiaries was 50.9%.

NON-CONTROLLING INTEREST
In 2023, Occidental and BlackRock formed a joint venture for the continued development of the first commercial scale direct air capture facility using Carbon Engineering technology. The joint venture is a VIE and Occidental consolidates the VIE as it is the primary beneficiary. BlackRock’s investment is accounted for as an NCI. Each party has committed to make additional investments towards the completion of the direct air capture facility in Ector County, Texas, with BlackRock committed to invest up to $550 million. In addition, Occidental has entered into agreements with the joint venture related to project management, operations and maintenance and carbon removal offtake. Occidental may incur additional payments if certain construction and operational thresholds are not met.
Occidental may call the NCI on June 30, 2025 or earlier if the plant does not achieve commercial operations or ceases and permanently discontinues operations. Dividends from the joint venture will be distributed preferentially to the NCI up to a return threshold, then preferentially to Occidental thereafter. The NCI receives preferential distributions in liquidation.
Because distributions from the joint venture will not be consistent over time, or with the initial investments or ownership interest, Occidental has determined that the appropriate methodology for attributing income and loss from the joint venture is the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the NCI in the consolidated statements of operations reflect changes in the amounts the NCI would hypothetically receive at each balance sheet date if the joint venture was liquidated. As of March 31, 2024, the VIE’s assets were comprised of $432 million construction in progress.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of March 31, 2024, trade receivables, net of $3.3 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
millions	2024	2023

Revenue from customers	$6,731	$7,115
All other revenues (a)	(756)	110
Net sales	$5,975	$7,225
(a)    Includes marketing and chemical other revenues.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended March 31, 2024
Oil and gas
Oil	$3,349	$772	$—	$4,121
NGL	416	99	—	515
Gas	187	87	—	274
Other	5	—	—	5
Segment total	$3,957	$958	$—	$4,915
Chemical	$1,115	$70	$—	$1,185
Midstream and marketing	$760	$96	$—	$856
Eliminations	$—	$—	$(225)	$(225)
Consolidated	$5,832	$1,124	$(225)	$6,731

millions	United States	International	Eliminations	Total

Three months ended March 31, 2023
Oil and gas
Oil	$3,650	$718	$—	$4,368
NGL	460	85	—	545
Gas	355	72	—	427
Other	(16)	1	—	(15)
Segment total	$4,449	$876	$—	$5,325
Chemical	$1,308	$94	$—	$1,402
Midstream and marketing	$540	$104	$—	$644
Eliminations	$—	$—	$(256)	$(256)
Consolidated	$6,297	$1,074	$(256)	$7,115

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. As of March 31, 2024 and December 31, 2023, inventories consisted of the following:

millions	March 31, 2024	December 31, 2023

Raw materials	$107	$115
Materials and supplies	1,068	988
Commodity inventory and finished goods	1,064	1,027
	2,239	2,130
Revaluation to LIFO	(108)	(108)
Total	$2,131	$2,022

NOTE 4 - LONG-TERM DEBT

As of March 31, 2024 and December 31, 2023, Occidental’s debt consisted of the following:

millions	March 31, 2024	December 31, 2023
2.900% senior notes due 2024	$654	$654
6.950% senior notes due 2024	291	291
3.450% senior notes due 2024	111	111
5.875% senior notes due 2025	606	606
3.500% senior notes due 2025	137	137
5.500% senior notes due 2025	465	465
5.550% senior notes due 2026	870	870
3.200% senior notes due 2026	182	182
3.400% senior notes due 2026	284	284
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
Variable rate bonds due 2030 (5.690% and 5.750% as of March 31, 2024 and December 31, 2023, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
0.000% loan due 2039	19	19
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
(continued on next page)

millions (continued)	2024	2023
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$17,955	$17,955

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	March 31, 2024	December 31, 2023
Total borrowings at face value	$17,955	$17,955
Adjustments to book value:
Unamortized premium, net	1,125	1,152
Debt issuance costs	(66)	(106)
Net book value of debt	$19,014	$19,001
Long-term finance leases, included in Long-term debt	588	591
Current finance leases, included in Current maturities of long-term debt	146	146
Total debt and finance leases	$19,748	$19,738
Less: current maturities of financing leases	(146)	(146)
Less: current maturities of long-term debt	(1,057)	(1,056)
Long-term debt, net	$18,545	$18,536
DEBT ACTIVITY
In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement for the RCF retaining its $4.0 billion borrowing capacity, but extending the maturity date to June 30, 2028. Occidental has $1.1 billion of debt maturities due in the next 12 months.
In the first quarter of 2023, Occidental used cash on hand to repay $22 million of its 8.750% medium-term notes upon maturity.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of March 31, 2024 and December 31, 2023, substantially all of which was classified as Level 1, was approximately $18.0 billion.

NOTE 5 - ACQUISITIONS

CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock L.P. for total consideration of approximately $12.0 billion. If regulatory approval is received, Occidental intends to finance the purchase with the issuance with up to $9.1 billion of new debt, the issuance of approximately 29.6 million shares of common equity and the assumption of CrownRock’s $1.2 billion of existing debt. The amount of new debt issued will be decreased by any available cash and excess cash flow generated by CrownRock from January 1, 2024 to close. The agreement is subject to customary closing conditions and the receipt of regulatory approval, including the expiration or termination of the waiting period (and any extensions thereof) under the HSR Act.
In connection with the CrownRock Acquisition, Occidental has secured a fully-committed $5.3 billion bridge loan facility, a $2.0 billion 364-day term loan, and a $2.7 billion two-year term loan. No amounts were drawn as of March 31, 2024 under any of the aforementioned acquisition financings. Proceeds from the loans must be used to fund all or a portion of the CrownRock Acquisition. Financing costs related to the CrownRock Acquisition of $44 million were included in interest and debt expense, net, for the three months ended March 31, 2024.
On January 19, 2024, Occidental and the Sellers each received a Second Request from the Federal Trade Commission in connection with its review of the CrownRock Acquisition. A Second Request extends the waiting period imposed by the HSR Act until 30 days after each of Occidental and the Sellers have substantially complied with the Second Request issued to them, unless that period is extended voluntarily by Occidental and the Sellers or terminated sooner by the Federal Trade Commission. The response to the Second Request is ongoing, and Occidental and the Sellers continue to work constructively with the Federal Trade Commission in its review of the CrownRock Acquisition.

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
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on debt issuances. The value of cash flow hedges is insignificant for all periods presented. As of March 31, 2024, Occidental’s marketing derivatives are not designated as hedges.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments are short-duration physical and financial forward contracts. As of March 31, 2024, the weighted-average settlement price of these forward contracts was $80.26 per barrel and $1.51 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $76.36 per barrel and $2.62 per Mcf for crude oil and natural gas, respectively, as of December 31, 2023. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	March 31, 2024	December 31, 2023
Oil commodity contracts
Volume (MMbbl)	(27)	(20)
Natural gas commodity contracts
Volume (Bcf)	(138)	(113)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
March 31, 2024
Marketing Derivatives
Other current assets	$1,289	$95	$—	$(1,349)	$35
Other long-term assets	6	1	—	(6)	1
Accrued liabilities	(1,340)	(99)	—	1,349	(90)
Deferred credits and other liabilities - other	(6)	(3)	—	6	(3)

December 31, 2023
Marketing Derivatives
Other current assets	$1,008	$100	$—	$(1,009)	$99
Other long-term assets	47	1	—	(43)	5
Accrued liabilities	(967)	(64)	—	1,009	(22)
Deferred credits and other liabilities - other	(43)	(6)	—	43	(6)

(a)These amounts do not include collateral. Occidental netted $45 million of collateral deposited with brokers against derivatives liabilities as of March 31, 2024 and netted $42 million of collateral received with brokers against derivative assets as of December 31, 2023.

GAINS AND LOSSES ON DERIVATIVES
The following table presents net losses related to Occidental's derivative instruments and the location on the Consolidated Condensed Statements of Operations.

millions	Three months ended March 31,
Income Statement Classification	2024	2023

Marketing Derivatives (included in Net sales)	$(238)	$(6)

CREDIT RISK
The majority of Occidental’s counterparty credit risk is related to the physical delivery of energy commodities to its customers and their potential inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Occidental also enters into futures contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk, if any.

NOTE 7 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended March 31,
millions	2024	2023
Income before income taxes	$1,010	$1,734
Current
Federal	(243)	(265)
State and Local	(12)	(18)
Foreign	(140)	(171)
Total current tax expense	$(395)	$(454)
Deferred
Federal	81	(14)
State and Local	2	(3)
Foreign	8	—
Total deferred tax benefit (expense)	$91	$(17)
Total income tax expense	$(304)	$(471)
Net income	$706	$1,263
Worldwide effective tax rate	30%	27%

The 30% and 27% worldwide effective tax rates for the three months ended March 31, 2024 and three months ended March 31, 2023, respectively, are primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%.

INFLATION REDUCTION ACT AND PILLAR TWO
In August 2022, Congress passed the IRA that contains, among other provisions, a corporate book minimum tax on financial statement income, an excise tax on stock buybacks, a methane emissions charge and certain tax incentives related to climate change and clean energy. Occidental is currently evaluating the guidance and proposed regulations. The ultimate impact of the IRA to Occidental will depend on a number of factors including future commodity prices, interpretations and assumptions as well as additional regulatory guidance.
Approximately 140 countries have agreed to a statement in support of the OECD Pillar Two initiative that proposes a 15% global minimum tax on a jurisdiction-by-jurisdiction basis. A number of countries, including European Union member states, the United Kingdom, and Canada have enacted or are in the process of enacting legislation to be effective in 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which Occidental operates, its cash tax could increase, and its effective tax rate could be negatively impacted. Occidental will continue to monitor proposed legislation and guidance issued by both the OECD as well as the jurisdictions in which it operates to assess the impact on its tax position. We do not expect the provisions effective in 2024 to have a materially adverse impact on our results of operations, financial position, or cash flows.

NOTE 8 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

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

ENVIRONMENTAL REMEDIATION
As of March 31, 2024, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 159 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of March 31, 2024. The current portion of $131 million is included in accrued liabilities and the remainder of $870 million is included in deferred credits and other liabilities - environmental remediation liabilities.
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	32	$432
Third-Party Sites	64	220
Currently Operated Sites	12	96
Closed or Non-Operated Sites	51	253
Total	159	$1,001

As of March 31, 2024, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 18 of the 159 sites described above, and 93 of the sites had liabilities from $0 to $1 million each. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 45% of the period-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 159 environmental sites in the table above could be up to $2.6 billion. The status of Occidental's involvement with the sites and related significant assumptions, including those sites indemnified by Maxus, has not changed materially since December 31, 2023.

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
OU1 – The Former Diamond Alkali Plant at 80-120 Lister Avenue in Newark: Maxus and its affiliates implemented an interim remedy of OU1 pursuant to a 1990 Consent Decree, for which OxyChem currently performs maintenance and monitoring. The EPA conducts periodic evaluations of the interim remedy for OU1.

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
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2 and is located upstream from the Lister Avenue Plant site for which OxyChem inherited legal responsibility. The EPA has estimated the cost to remediate OU4 to be approximately $440 million. At this time, OxyChem's role or responsibilities under the OU4 ROD, and those of other potentially responsible parties, have not been adjudicated. To provide continued, efficient remediation progress, in January 2022, OxyChem offered to design and implement the interim remedy for OU4 subject to certain conditions, including a condition that the EPA would not seek to bar OxyChem’s right to seek contribution or cost recovery from any other parties that are potentially responsible to pay for the OU4 interim remedy. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU2 and OU4. OxyChem submitted a good faith offer in June 2022, reaffirming the offer to design the remedy for OU4 and offering to enter into additional sequential agreements to remediate OU2 and OU4, subject to similar conditions, including that the EPA not seek to bar OxyChem from pursuing contribution or cost recovery from other responsible parties. The EPA did not accept OxyChem's June 2022 offer. In March 2023, the EPA issued a Unilateral Administrative Order (OU4 UAO) in which it directed and ordered OxyChem to design the EPA’s selected interim remedy for OU4 and to provide approximately $93 million in financial assurance to secure its performance. Subject to all its defenses, OxyChem is designing the interim remedy in compliance with the OU4 UAO. As a result of OxyChem incurring costs to implement the OU4 UAO, and the EPA's proposal described below to bar OxyChem's contribution claims against various parties, including those asserted in the 2018 Contribution Action, OxyChem filed a cost recovery action under CERCLA in March 2023 in the District Court against multiple parties (2023 Cost Recovery Action).
Natural Resource Trustees – In addition to the activities of the EPA and OxyChem in the OUs described above, federal and state natural resource trustees are assessing natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

ALDEN LEEDS LITIGATION
In December 2022, the EPA and the DOJ filed a proposed Consent Decree in the Alden Leeds litigation seeking court approval to settle with 85 parties for a total of $150 million which OxyChem believes is based on an unauthorized, flawed and disproportionate allocation of responsibility, release the settling companies from liability to the United States for remediation costs in DASS OU2 and OU4 and bar OxyChem from pursuing contribution against those parties for remediation costs OxyChem had incurred or may incur in the future to design and implement the remedies in OU2 and OU4, including claims OxyChem asserted in the 2018 Contribution Action. The proposed settlement does not address the liability of entities that were excluded from the settlement for the DASS, including OU2, OU3, OU4 or natural resource damages, or the liability of any settling party with respect to OU3 or natural resource damages. The proposed settlement was subject to a public comment period that closed in March 2023. In January 2024, the DOJ filed a proposed Amended Consent Decree in which it excluded three companies from the proposed settlement, among other changes, and a motion to approve the Amended Consent Decree.
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
OxyChem intends to challenge vigorously the proposed settlement and Amended Consent Decree, as well as the allocation report and process upon which they are based, and to seek contribution and cost recovery from other potentially responsible parties for remediation costs it has incurred or may incur at the DASS. OxyChem filed its response to the motion to approve the Amended Consent Decree on April 1, 2024. Replies to OxyChem's filing are due in May 2024.
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
While the remedies for OU2 and OU4 are expected to take over ten years to complete, the EPA may seek to require OxyChem to provide additional financial assurance. In the OU4 UAO, the EPA directed OxyChem to post financial assurance in the amount of approximately $93 million. Subject to all defenses, OxyChem has complied with this directive. The amount of any additional financial assurance is not subject to estimation at this time. It is uncertain when or to what extent the EPA may take action to compel OxyChem to perform further remediation in OU2 or OU4 or the amount of financial assurance the EPA may attempt to require OxyChem to post. For further information on the Alden Leeds litigation, see Note 9 - Lawsuits, Claims, Commitments and Contingencies.

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
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for the arbitration award (disclosed below), tax matters or environmental remediation, that satisfy these criteria as of March 31, 2024 and 2023 were not material to Occidental’s Consolidated Condensed Balance Sheets.
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
During 2021, OEPC commenced an arbitration against Andes to recover significant additional claims, which were not addressed by the prior arbitration tribunal, relating to Andes' 40% share of costs, liabilities, losses, and expenses due under the farmout agreement and joint operating agreement to which Andes and OEPC are parties. In July 2023, a majority of the arbitration tribunal declined to award any costs to OEPC based upon the doctrine of res judicata. One arbitrator dissented, noting that the prior arbitration panel expressly noted that it was not ruling on the types of claims asserted by OEPC. Andes sought to confirm this award in New York federal district court, and OEPC asked to vacate it because, among other reasons, OEPC believed there were fundamental legal errors embodied in the award.
During the pendency of the appeal of the 2021 Andes Award, Andes filed state court claims in New York and Delaware against OEPC, Occidental Petroleum Corporation (OPC) and OXY USA to attempt to recover on its judgment against OEPC. Andes also filed a turnover application against OPC in New York federal district court. The New York state court dismissed Andes’ action against OPC with prejudice in March 2023. Andes appealed. Both OXY USA and Andes filed motions for summary judgment in the Delaware state court action. The Delaware state court heard argument on these motions in November 2023. The Delaware state court action and the New York federal district court action were pending at the end of Q1.
On April 5, 2024, Andes and the Occidental entities named in the pending actions executed a confidential final settlement in which the parties agreed to dismiss all pending legal actions. The settlement resulted in a gain of $182 million, net of taxes, in discontinued operations.

ALDEN LEEDS AND OTHER LITIGATION
As described in Note 8 – Environmental Liabilities and Expenditures, OxyChem intends to challenge vigorously the proposed settlement and Amended Consent Decree in the Alden Leeds litigation, as well as the allocation report and process upon which they are based. In the 2018 Contribution Action and 2023 Cost Recovery Action, OxyChem also intends to defend and prosecute vigorously its right to seek contribution and cost recovery from all potentially responsible parties to pay remediation costs in the DASS and to seek a judicial allocation of responsibility under CERCLA. The 2018 Contribution Action and the 2023 Cost Recovery Action are currently stayed pending the outcome of the Alden Leeds litigation. As the Alden Leeds litigation is in its early stages, OxyChem is unable to estimate the timing of the District Court’s decision, its outcome, or the outcome of any appeals from the District Court’s decision.

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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. Trial was held in May 2023. The parties filed simultaneous post-

trial briefs on September 1, 2023 and filed reply briefs on December 7, 2023. Closing arguments are scheduled for May 2024. An opinion by the Tax Court could be issued at any time. If any tax liability is due as a result of the Tax Court’s opinion, it must be fully bonded or paid in full within 90 days of the entry of decision by the Tax Court. If an appeal is not pursued by Anadarko, any resulting tax deficiency will be assessed by the IRS and would be due within 30 days of receiving a formal notice of tax assessment.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of March 31, 2024, Occidental would be required to repay approximately $1.4 billion in federal taxes, $28 million in state taxes and accrued interest of $622 million. A liability for the taxes and interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2024, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended March 31,
millions except per-share amounts	2024	2023
Income from continuing operations	$706	$1,263
Discontinued operations, net of taxes (a)	182	—
Net income	$888	$1,263
Less: Preferred stock dividends and redemption premiums	(170)	(280)
Net income attributable to common stock	$718	$983
Less: Net income allocated to participating securities	(4)	(6)
Net income, net of participating securities	$714	$977
Weighted-average number of basic shares	884.1	901.2
Basic income per common share	$0.81	$1.08
Net income attributable to common stock	$718	$983
Less: Net income allocated to participating securities	(4)	(6)
Net income, net of participating securities	$714	$977
Weighted-average number of basic shares	884.1	901.2
Dilutive securities	64.5	74.1
Dilutive effect of potentially dilutive securities	948.6	975.3
Diluted income per common share	$0.75	$1.00
(a) See Note 9 - Lawsuits, Claims, Commitments and Contingencies
For the three months ended March 31, 2024 and 2023, there were no Occidental common stock warrants nor options that were excluded from diluted shares.

The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2024:

Period	Exercise of Warrants (a)	Other (b)	Common Stock Outstanding (c)
December 31, 2023			879,463,103
First Quarter 2024	3,277,628	3,978,999	886,719,730
(a)    Approximately $72 million of cash was received as a result of the exercise of common stock warrants.
(b)    Consists of issuances from the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.
(c)    As of March 31, 2024, Occidental has 96.2 million outstanding warrants with a strike of $22.00 per share and 83.9 million of warrants with a strike of $59.62 per share.

PREFERRED STOCK
Occidental paid $170 million in preferred stock dividends in the first quarter of 2024. Occidental did not redeem any preferred stock in the three months ended March 31, 2024. As of the date of this filing, approximately $8.5 billion face value of preferred stock, or 84,897 shares, remains outstanding.

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended March 31, 2024
Net sales	$4,915	$1,186	$99	$(225)	$5,975
Income (loss) before income taxes	$1,238	$254	$(33)	$(449)	$1,010
Income tax expense	—	—	—	(304)	(304)
Net income (loss)	$1,238	$254	$(33)	$(753)	$706

Three months ended March 31, 2023
Net sales	$5,325	$1,405	$751	$(256)	$7,225
Income (loss) before income taxes	$1,640	$472	$2	$(380)	$1,734
Income tax expense	—	—	—	(471)	(471)
Net income (loss)	$1,640	$472	$2	$(851)	$1,263
(a)    The three months ended March 31, 2024 included a $44 million international legal settlement provision. The three months ended March 31, 2023 included a $26 million litigation settlement gain.
(b)    The three months ended March 31, 2024 included $122 million of income from equity investments related to Occidental's share of WES's gains on asset divestitures and a $91 million derivative loss. The three months ended March 31, 2023 included a $26 million impairment charge included in income from equity investments.
(c)    The three months ended March 31, 2024 included $56 million of acquisition-related costs made up of $44 million for financing costs and $12 million of transaction costs relating to the CrownRock Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Condensed Financial Statements and the notes to the Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of Occidental's 2023 Form 10-K; and the information set forth in Risk Factors under Part I, Item 1A of the 2023 Form 10-K.

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rulemaking. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; the scope and duration of global or regional health pandemics or epidemics, and actions taken by government authorities and other third parties in connection therewith; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures, including the CrownRock Acquisition; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; government actions, war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events; health, safety and environmental (HSE) risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations, and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low-carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation, and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2023 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the three months ended March 31, 2024 was $76.96, compared to $78.32 for the three months ended December 31, 2023 and $76.13 for the three months ended March 31, 2023. Changes in prices could result in adjustments in capital investment levels and how such capital is allocated, which could impact production volumes. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, evolving macro-economic environment that impacts energy demand, future actions by OPEC and non-OPEC oil producing countries, the Russia-Ukraine war and the conflicts in the Middle East, and the Biden Administration's management of the U.S. Strategic Petroleum Reserve. Seasonality is not a primary driver of changes in Occidental's consolidated quarterly earnings during the year.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, proactive contract management and working closely with vendors to secure the supply of critical materials. As of March 31, 2024, substantially all of Occidental's outstanding debt was fixed rate.

2024 PRIORITIES
Occidental’s capital and operational priorities for 2024 are intended to maximize cash flow through focused investments in short and medium-cycle projects to enhance current year and future cash flows. Occidental intends to utilize future operating cash flows to:

■Maintain production base to preserve asset base integrity and longevity;
■Deliver a sustainable and growing dividend;
■Enhance its asset base with new investments in its cash-generative energy and chemical businesses as well as emerging low-carbon businesses;
■Advance technologies and business solutions to help drive a sustainable low-carbon future;
■Further reduce long-term financial leverage; and
■Strengthen Occidental’s U.S. onshore portfolio with premier Permian Basin assets through the CrownRock Acquisition, which is expected to be immediately cash flow accretive.

During the first three months of 2024, Occidental generated cash flow from operations of $2.0 billion and incurred capital expenditures of $1.8 billion.

DEBT
As of March 31, 2024, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Occidental's credit rating was upgraded to investment grade by Moody's Investors Service in March 2023 and by Fitch Ratings in May 2023. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and storage activities; and environmental remediation matters. In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement for the RCF retaining its $4.0 billion borrowing capacity, but extending the maturity date to June 30, 2028. No amounts were drawn under the facility as of March 31, 2024. Occidental has $1.1 billion of debt maturities due in the next 12 months.

SHAREHOLDER RETURNS
During the three months ended March 31, 2024, Occidental declared dividends to common shareholders of $197 million or $0.22 per share.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

	Three months ended
millions	March 31, 2024	December 31, 2023	March 31, 2023
Net income
Oil and gas (a)	$1,238	$1,572	$1,640
Chemical (a)	254	250	472
Midstream and marketing (a)	(33)	182	2
Total	1,459	2,004	2,114
Unallocated Corporate Items (a)
Interest expense, net	(284)	(247)	(238)
Income tax expense	(304)	(361)	(471)
Other items, net	(165)	(198)	(142)
Income from continuing operations	$706	$1,198	$1,263
Discontinued operations, net of taxes (a)	$182	$—	$—
Net income	$888	$1,198	$1,263
Less: Preferred stock dividends and redemption premiums	$(170)	$(169)	$(280)
Net income attributable to common stockholders	$718	$1,029	$983

Net income per share attributable to common stockholders - diluted	$0.75	$1.08	$1.00
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended
millions	March 31, 2024	December 31, 2023	March 31, 2023
Oil and gas
Legal settlements	$(44)	$—	$26
Asset sales gains, net - international	—	25	—
Total oil and gas	(44)	25	26

Chemical
Legal settlements	(6)	—	—
Total Chemical	(6)	—	—

Midstream and marketing
Asset sale gain and other, net (a)	122	—	—
Carbon Engineering fair value gain	—	283	—
Acquisition-related costs	—	(20)	—
Asset impairments and other charges (a)	—	—	(26)
Derivative gains (losses), net (a)	(91)	27	(8)
Total midstream and marketing	31	290	(34)

Corporate
Acquisition-related costs (b)	(56)	(6)	—
Total corporate	(56)	(6)	—

Income tax impact on items affecting comparability	7	—	2
State tax rate revaluation	—	10	—
Income (loss)	(68)	319	(6)
Preferred redemption premiums	—	—	(80)
Discontinued operations, net of taxes	182	—	—
Total	$114	$319	$(86)
(a)    Included in income from equity investments and other in the Consolidated Condensed Statement of Operations.
(b)    Included $44 million of financing costs and $12 million of transaction costs related to the CrownRock Acquisition.

Q1 2024 compared to Q4 2023
Excluding the impact of items affecting comparability, net income for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, reflected lower domestic crude oil volumes and lower crude oil and natural gas commodity prices in the oil and gas segment.

Q1 2024 compared to Q1 2023
Excluding the impact of items affecting comparability, net income for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, reflected lower domestic crude oil volumes and lower natural gas and NGL commodity prices in the oil and gas segment, lower realized prices across most products in the chemical segment, and lower gas marketing margins and higher low-carbon venture costs in the midstream and marketing segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

	Three months ended
millions	March 31, 2024	December 31, 2023	March 31, 2023
Net sales	$5,975	$7,172	$7,225
Interest, dividends and other income	$36	$32	$29
Gain on sale of assets, net	$(1)	$325	$4
Oil and gas operating expense	$1,161	$1,277	$1,081
Transportation and gathering expense	$353	$359	$384
Chemical and midstream cost of sales	$742	$898	$745
Purchased commodities	$86	$501	$498
Selling, general and administrative expenses	$259	$307	$241
Other operating and non-operating expense	$410	$438	$308
Taxes other than on income	$235	$225	$306
Depreciation, depletion and amortization	$1,693	$1,723	$1,721
Acquisition-related costs	$12	$26	$—
Exploration expense	$66	$112	$102
Interest and debt expense, net	$284	$247	$238
Income from equity investments and other	$301	$143	$100
Income tax expense	$(304)	$(361)	$(471)
Discontinued operations, net of taxes	$182	$—	$—
Q1 2024 compared to Q4 2023
Net sales decreased for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, primarily due to lower crude oil prices as well and lower domestic crude oil volumes in the oil and gas segment, largely due to a third-party shut-in of production in Eastern GOM, where production resumed in April 2024, and lower realized prices across most products in the chemical segment.
Purchased commodities decreased for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, due to lower volumes and prices on third-party crude purchases as certain crude supply contracts expired in 2023 in the midstream and marketing segment.
The increase in income from discontinued operations, net of taxes for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, resulted from a legal settlement related to the Andes Arbitration. For further information on the Andes Arbitration, see Note 9 - Lawsuits, Claims, Commitments and Contingencies.

Q1 2024 compared to Q1 2023
Net sales decreased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to lower worldwide NGL and domestic natural gas commodity prices in the oil and gas segment and lower domestic oil volumes in the oil and gas segment largely due to a third-party shut-in of production in Eastern GOM and lower realized caustic soda prices in the chemical segment. The decrease was partially offset by higher domestic oil commodity prices in the oil and gas segment and increased demand and lower ethylene and energy costs in the chemical segment.
Purchased commodities decreased for the three months ended March 31, 2024, compared to the same period in 2023, due to lower volumes on third-party crude purchases as certain crude supply contracts expired in 2023 in the midstream and marketing segment.
Other operating and non-operating expense increased for the three months ended March 31, 2024, compared to the same period in 2023, due to legal settlement costs and increases in compensation costs.
Income from equity investments and other increased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to gains on sales of assets recognized by WES, an equity method investee.
The increase in income from discontinued operations, net of taxes for the three months ended March 31, 2024, compared to the same period in 2023, resulted from a legal settlement related to the Andes Arbitration. For further information on the Andes Arbitration, see Note 9 - Lawsuits, Claims, Commitments and Contingencies.

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
The midstream and marketing segment also includes Occidental's low-carbon ventures businesses. Occidental's low-carbon ventures businesses seek to leverage Occidental’s legacy of carbon management expertise to develop carbon capture, utilization and storage projects, including the commercialization of direct air capture technology, invest in other low-carbon technologies intended to reduce greenhouse gas emissions from Occidental's operations and strategically partner with other industries to help reduce their emissions.

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended
	March 31, 2024	December 31, 2023	March 31, 2023
Sales Volumes per Day
Oil (Mbbl)
United States	487	530	551
International	109	105	103
NGL (Mbbl)
United States	242	246	243
International	38	37	28
Natural Gas (MMcf)
United States	1,284	1,346	1,319
International	511	525	414
Total Sales Volumes (Mboe) (a)	1,175	1,230	1,214
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalent does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended
	March 31, 2024	December 31, 2023	March 31, 2023
Average Realized Prices
Oil ($/Bbl)
United States	$75.54	$77.91	$73.63
International	$78.29	$83.64	$77.42
Total Worldwide	$76.04	$78.85	$74.22
NGL ($/Bbl)
United States	$21.17	$19.50	$23.39
International	$28.33	$30.18	$32.98
Total Worldwide	$22.14	$20.93	$24.41
Natural Gas ($/Mcf)
United States	$1.61	$1.88	$3.01
International	$1.87	$1.85	$1.95
Total Worldwide	$1.68	$1.88	$2.76

Average Index Prices
WTI oil ($/Bbl)	$76.96	$78.32	$76.13
Brent oil ($/Bbl)	$81.83	$82.69	$82.20
NYMEX gas ($/Mcf)	$2.35	$2.97	$3.88

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	99%	101%	97%
Worldwide oil as a percentage of average Brent	93%	95%	90%
Worldwide NGL as a percentage of average WTI	29%	27%	32%
Domestic natural gas as a percentage of average NYMEX	68%	63%	78%

Q1 2024 compared to Q4 2023
Oil and gas segment earnings were $1.2 billion for the three months ended March 31, 2024, compared with segment earnings of $1.6 billion for the three months ended December 31, 2023. Excluding the impact of items affecting comparability, the decrease in oil and gas segment results for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, was primarily due to lower domestic crude oil volumes largely due to a third-party shut-in of production in Eastern GOM, where production resumed in April 2024, and lower crude oil and domestic natural gas commodity prices.
The decrease in average daily sales volumes of 55 Mboe/d for the three months ended March 31, 2024, compared to the three months ended December 31, 2023, was primarily due to a third-party shut-in of production in Eastern GOM.

Q1 2024 compared to Q1 2023
Oil and gas segment earnings were $1.2 billion for the three months ended March 31, 2024, compared to $1.6 billion for the three months ended March 31, 2023. Excluding the impact of items affecting comparability, the decrease in oil and gas segment results for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to lower domestic crude oil volumes largely due to a third-party shut-in of production in Eastern GOM, and lower natural gas and NGL commodity prices.
The decrease in average daily sales volumes of 39 Mboe/d for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a third-party shut-in of production in Eastern GOM.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three months ended December 31, 2023 (b)	Price Realizations	Net Sales Volumes	Three months ended March 31, 2024 (b)
United States Revenue
Oil	$3,800	$(101)	$(350)	$3,349
NGL	388	38	(10)	416
Natural gas	233	(32)	(14)	187
Total	$4,421	$(95)	$(374)	$3,952
International Revenue
Oil (a)	$802	$(35)	$5	$772
NGL	106	(8)	1	99
Natural gas	89	1	(3)	87
Total	$997	$(42)	$3	$958

		Increase (Decrease) Related to
millions	Three months ended March 31, 2023 (b)	Price Realizations	Net Sales Volumes	Three months ended March 31, 2024 (b)
United States Revenue
Oil	$3,650	$78	$(379)	$3,349
NGL	460	(46)	2	416
Natural gas	355	(162)	(6)	187
Total	$4,465	$(130)	$(383)	$3,952
International Revenue
Oil (a)	$718	$12	$42	$772
NGL	85	(12)	26	99
Natural gas	72	(1)	16	87
Total	$875	$(1)	$84	$958
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT
Q1 2024 compared to Q4 2023
Chemical segment earnings remained consistent, with income of $254 million for the three months ended March 31, 2024, compared to income of $250 million for the three months ended December 31, 2023.

Q1 2024 compared to Q1 2023
Chemical segment earnings for the three months ended March 31, 2024 were $254 million, compared to $472 million for the three months ended March 31, 2023. The decrease in segment earnings was due primarily to lower caustic soda realized prices, partially offset by improved product demand and lower ethylene and energy costs.

MIDSTREAM AND MARKETING SEGMENT

Q1 2024 compared to Q4 2023
Midstream and marketing segment losses for the three months ended March 31, 2024 were $33 million, compared to segment earnings of $182 million for the three months ended December 31, 2023. Excluding the impact of items affecting comparability, midstream and marketing first quarter results increased due to higher crude margins related to the timing impact of crude sales, offset by higher losses from equity method investees and higher expenses due to the increase in activities in the low-carbon ventures businesses.

Q1 2024 compared to Q1 2023
Midstream and marketing segment losses for the three months ended March 31, 2024 were $33 million, compared to segment earnings of $2 million for the three months ended March 31, 2023. Excluding the impact of items affecting comparability, the decrease in midstream and marketing first quarter results reflected lower winter weather activity in the Rockies compared to prior year, higher losses from equity method investees and higher expenses due to the increase in activities in the low-carbon ventures businesses, partially offset by higher equity investee income from WES.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended
millions, except percentages	March 31, 2024	December 31, 2023	March 31, 2023
Income before income taxes	$1,010	$1,559	$1,734
Income tax expense
Domestic - federal and state	(172)	(150)	(300)
International	(132)	(211)	(171)
Total income tax expense	(304)	(361)	(471)
Net income	$706	$1,198	$1,263
Worldwide effective tax rate	30%	23%	27%

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
The worldwide effective tax rates for the periods presented in the table above are primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%.

INFLATION REDUCTION ACT AND PILLAR TWO
For more information on the potential impacts to Occidental related to the IRA and Pillar Two initiative, see Note 7 - Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of March 31, 2024, Occidental's sources of liquidity included $1.3 billion of cash and cash equivalents, $4.0 billion of borrowing capacity under its RCF, which matures on June 30, 2028, and up to $600 million of available borrowing capacity on its receivables securitization facility which matures in December 2024. These amounts exclude CrownRock Acquisition financing discussed below. There were no borrowings outstanding on Occidental's RCF or receivables securitization facility as of March 31, 2024.
Operating cash flow was $2.0 billion for the three months ended March 31, 2024, compared to $2.9 billion for the three months ended March 31, 2023. The decrease in operating cash flow from continuing operations was primarily due to lower domestic sales volumes largely due to a third-party shut-in of production in Eastern GOM, where production resumed in April 2024, and lower natural gas and NGL commodity prices.
Occidental’s net cash used by investing activities was $1.8 billion for the three months ended March 31, 2024, compared to $1.6 billion for the three months ended March 31, 2023. Capital expenditures, of which the majority were for the oil and gas segment, were approximately $1.8 billion for the three months ended March 31, 2024, compared to $1.5 billion for the three months ended March 31, 2023.
Occidental’s net cash used by financing activities was $0.3 billion for the three months ended March 31, 2024, compared to $1.1 billion for the three months ended March 31, 2023. Cash used in financing activities for the three months ended March 31, 2024 included cash dividends paid of $332 million. Cash used in financing activities for the three months ended March 31, 2023 included treasury share repurchases of $732 million and cash dividends paid of $320 million.
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
As of March 31, 2024, and through the date of this filing, Occidental was in compliance with all covenants in its financing agreements. Occidental has debt maturities of $1.1 billion in 2024, $1.2 billion in 2025, $1.4 billion in 2026, $0.9 billion in 2027 and $13.3 billion thereafter. Occidental currently expects its cash on hand, operating cash flows and funds available from the RCF and other committed facilities to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations, excluding the CrownRock Acquisition as discussed below, for the next 12 months from the date of this filing.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of March 31, 2024, Occidental had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2023 Form 10-K.

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

DIVESTITURE PROGRAM
In the fourth quarter of 2023, Occidental announced a divestiture program between $4.5 billion and $6.0 billion in connection with the CrownRock Acquisition, which Occidental expects to complete within 18 months of closing the CrownRock Acquisition.

SHARE REPURCHASE PROGRAM
As of March 31, 2024, Occidental has approximately $1.2 billion remaining under its share repurchase program, which was authorized in 2023.

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
See Note 8 - Environmental Liabilities and Expenditures in the notes to the Consolidated Condensed Financial

Statements in Part I, Item 1 of this Form 10-Q and the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K for additional information regarding Occidental’s environmental liabilities and expenditures.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 8 - Environmental Liabilities and Expenditures and Note 9 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2024, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2023 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2024.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party and potential monetary sanctions are involved. For information regarding legal proceedings, see Note 9 - Lawsuits, Claims, Commitments and Contingencies in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s 2023 Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Cash Return on Capital Employed Incentive Award (applicable to annual grants made in 2024).

10.2#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (applicable to annual grants made in 2024).

10.3#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Award (applicable to annual grants made in 2024).

10.4#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Award (applicable to grant to Chief Legal Officer in 2024).

10.5^
Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Occidental Petroleum Corporation, the banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on February 5, 2024, File No. 1-9210).

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
^ Exhibits and/or schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. Occidental agrees to furnish supplementally a copy of any omitted exhibit or schedule to the U.S. Securities and Exchange Commission upon request.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

May 7, 2024	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller