Form 10-Q
period 2024-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2024-08-07
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2024
Common Stock, $0.20 par value	905,615,720

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
BlackRock	BlackRock Inc., which has formed a joint venture with Occidental on the construction of STRATOS
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
CrownRock Acquisition	acquisition of all of the outstanding partnership interests of CrownRock, L.P. by Occidental
DASS	Diamond Alkali Superfund Site
District Court	Federal District Court in the State of New Jersey
DSCC	Diamond Shamrock Chemicals Company
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
HLBV	Hypothetical Liquidation at Book Value
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	non-controlling interest
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OECD	Organization for Economic Cooperation and Development
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OU4 UAO	Operable Unit 4 Unilateral Administrative Order
OxyChem	Occidental Chemical Corporation
PVC	polyvinyl chloride
RCF	revolving credit facility
ROD	Record of Decision
VIE	variable interest entity
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2023 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2023

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	June 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,845	$1,426
Trade receivables, net of reserves of $29 in 2024 and $29 in 2023	3,896	3,195
Inventories	2,813	2,022
Other current assets	1,538	1,732
Total current assets	10,092	8,375

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,460	3,224

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	111,881	109,214
Chemical	8,520	8,279
Midstream and marketing	8,730	8,279
Corporate	1,091	1,039
Gross property, plant and equipment	130,222	126,811
Accumulated depreciation, depletion and amortization	(71,352)	(68,282)
Net property, plant and equipment	58,870	58,529

OPERATING LEASE ASSETS	1,022	1,130

OTHER LONG-TERM ASSETS	2,772	2,750

TOTAL ASSETS	$76,216	$74,008

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	June 30, 2024	December 31, 2023

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,347	$1,202
Current operating lease liabilities	410	446
Accounts payable	4,282	3,646
Accrued liabilities	3,660	3,854
Total current liabilities	9,699	9,148

LONG-TERM DEBT, NET	18,390	18,536

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,680	5,764
Asset retirement obligations	3,848	3,882
Pension and postretirement obligations	935	931
Environmental remediation liabilities	857	889
Operating lease liabilities	668	727
Other	3,880	3,782
Total deferred credits and other liabilities	15,868	15,975

EQUITY
Preferred stock, at $1.00 per share par value: 2024 — 84,897 shares and 2023 —84,897 shares	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2024 — 1,133,743,780 shares and 2023 — 1,107,516,500 shares	227	222
Treasury stock: 2024 — 228,183,821 shares and 2023 — 228,053,397 shares	(15,591)	(15,582)
Additional paid-in capital	17,928	17,422
Retained earnings	20,938	19,626
Accumulated other comprehensive income	264	275
Total stockholders' equity	32,053	30,250
Non-controlling interest	206	99
Total equity	32,259	30,349
TOTAL LIABILITIES AND EQUITY	$76,216	$74,008

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions, except per-share amounts	2024	2023	2024	2023

REVENUES AND OTHER INCOME
Net sales	$6,817	$6,702	$12,792	$13,927
Interest, dividends and other income	34	28	70	57
Gains on sales of assets and other, net	28	1	27	5
Total	6,879	6,731	12,889	13,989

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,179	1,130	2,340	2,211
Transportation and gathering expense	405	375	758	759
Chemical and midstream cost of sales	821	791	1,563	1,536
Purchased commodities	89	490	175	988
Selling, general and administrative expenses	259	277	518	518
Other operating and non-operating expense	344	10	754	318
Taxes other than on income	265	266	500	572
Depreciation, depletion and amortization	1,775	1,709	3,468	3,430
Asset impairments and other charges	—	209	—	209
Acquisition-related costs	14	—	26	—
Exploration expense	83	102	149	204
Interest and debt expense, net	252	230	536	468
Total	5,486	5,589	10,787	11,213

Income before income taxes and other items	1,393	1,142	2,102	2,776

OTHER ITEMS
Income from equity investments and other	242	185	543	285
Total	242	185	543	285

Income before income taxes	1,635	1,327	2,645	3,061
Income tax expense	(465)	(467)	(769)	(938)
Income from continuing operations	1,170	860	1,876	2,123
Discontinued operations, net of taxes	—	—	182	—
NET INCOME	1,170	860	2,058	2,123
Less: Net income attributable to noncontrolling interest	(8)	—	(8)	—
Less: Preferred stock dividends and redemption premiums	(170)	(255)	(340)	(535)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$992	$605	$1,710	$1,588

PER COMMON SHARE
Income from continuing operations—basic	$1.10	$0.68	$1.71	$1.76
Discontinued operations—basic	$—	$—	$0.20	$—
Net income attributable to common stockholders—basic	$1.10	$0.68	$1.91	$1.76

Income from continuing operations—diluted	$1.03	$0.63	$1.59	$1.63
Discontinued operations—diluted	$—	$—	$0.19	$—
Net income attributable to common stockholders—diluted	$1.03	$0.63	$1.78	$1.63

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions	2024	2023	2024	2023

Net income	$1,170	$860	$2,058	$2,123
Other comprehensive income (loss) items:
Gains (losses) on derivatives (a)	(7)	(5)	2	58
Pension and postretirement losses (b)	(8)	(2)	(12)	(7)
Other	(1)	(1)	(1)	1
Other comprehensive income, net of tax	(16)	(8)	(11)	52
Comprehensive income	1,154	852	2,047	2,175
Comprehensive income attributable to noncontrolling interest	(8)	—	(8)	—
Comprehensive income attributable to preferred and common stockholders	$1,146	$852	$2,039	$2,175
(a)     Net of tax expense of zero for the three and six months ended June 30, 2024 and 2023.
(b)     Net of tax expense of $4 million and $1 million for the three months ended June 30, 2024 and 2023 and $5 million and $2 million for the six months ended June 30, 2024 and 2023.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Six months ended June 30,
millions	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,058	$2,123
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(182)	—
Depreciation, depletion and amortization of assets	3,468	3,430
Deferred income tax provision (benefit)	(135)	98
Asset impairments and other charges	—	209
Gains on sales of assets, net	(27)	(5)
Noncash charges (benefits) to income and other	308	(51)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(702)	1,432
Increase in inventories	(787)	(75)
(Increase) decrease in other current assets	146	(347)
Increase (decrease) in accounts payable and accrued liabilities	47	(1,007)
Increase in current domestic and foreign income taxes	207	133
Net cash provided by operating activities	4,401	5,940

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,554)	(3,107)
Change in capital accrual	(24)	5
Purchases of assets and equity investments, net	(187)	(140)
Proceeds from sales of businesses and assets, net	148	80
Equity investments and other, net	(64)	(375)
Net cash used by investing activities	(3,681)	(3,537)

CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt, net	—	(22)
Proceeds from issuance of common stock	504	37
Redemption of preferred stock	—	(982)
Purchases of treasury stock	(9)	(1,177)
Cash dividends paid on common and preferred stock	(698)	(688)
Contribution from noncontrolling interest	99	—
Other financing, net	(185)	(64)
Net cash used by financing activities	(289)	(2,896)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	431	(493)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	1,464	1,026
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$1,895	$533

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of March 31, 2023	$9,130	$221	$(14,524)	$17,159	$17,318	$255	$29,559
Net income	—	—	—	—	860	—	860
Other comprehensive loss, net of tax	—	—	—	—	—	(8)	(8)
Dividends on common stock, $0.18 per share	—	—	—	—	(161)	—	(161)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(190)	—	(190)
Preferred stock redemption - face value	(522)	—	—	—	—	—	(522)
Preferred stock redemption - premium	—	—	—	—	(52)	—	(52)
Preferred stock redemption value in excess of carrying value	13	—	—	—	(13)	—	—
Shareholder warrants exercised	—	—	—	1	—	—	1
Options exercised	—	—	—	6	—	—	6
Issuance of common stock and other, net of cancellations	—	—	—	52	—	—	52
Purchases of treasury stock	—	—	(434)	—	—	—	(434)
Balance as of June 30, 2023	$8,621	$221	$(14,958)	$17,218	$17,762	$247	$29,111

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
Balance as of March 31, 2024	$8,287	$223	$(15,582)	$17,456	$20,147	$280	$156	$30,967
Net income	—	—	—	—	1,162	—	8	1,170
Other comprehensive loss, net of tax	—	—	—	—	—	(16)	—	(16)
Dividends on common stock, $0.22 per share	—	—	—	—	(201)	—	—	(201)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	4	—	411	—	—	—	415
Issuance of common stock and other, net of cancellations	—	—	—	61	—	—	—	61
Purchase of treasury stock	—	—	(9)	—	—	—	—	(9)
Noncontrolling interest contributions, net	—	—	—	—	—	—	42	42
Balance as of June 30, 2024	$8,287	$227	$(15,591)	$17,928	$20,938	$264	$206	$32,259
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$30,085
Net income	—	—	—	—	2,123	—	2,123
Other comprehensive income, net of tax	—	—	—	—	—	52	52
Dividends on common stock, $0.36 per share	—	—	—	—	(325)	—	(325)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(390)	—	(390)
Preferred stock redemption - face value	(1,169)	—	—	—	—	—	(1,169)
Preferred stock redemption - premium	—	—	—	—	(117)	—	(117)
Preferred stock redemption value in excess of carrying value	28	—	—	—	(28)	—	—
Shareholder warrants exercised	—	—	—	3	—	—	3
Options exercised	—	—	—	13	—	—	13
Issuance of common stock and other, net of cancellations	—	1	—	21	—	—	22
Purchases of treasury stock	—	—	(1,186)	—	—	—	(1,186)
Balance as of June 30, 2023	$8,621	$221	$(14,958)	$17,218	$17,762	$247	$29,111

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balance as of December 31, 2023	$8,287	$222	$(15,582)	$17,422	$19,626	$275	$99	$30,349
Net income	—	—	—	—	2,050	—	8	2,058
Other comprehensive loss, net of tax	—	—	—	—	—	(11)	—	(11)
Dividends on common stock, $0.44 per share	—	—	—	—	(398)	—	—	(398)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(340)	—	—	(340)
Shareholder warrants exercised	—	4	—	483	—	—	—	487
Issuance of common stock and other, net of cancellations	—	1	—	23	—	—	—	24
Purchase of treasury stock	—	—	(9)	—	—	—	—	(9)
Noncontrolling interest contributions	—	—	—	—	—	—	99	99
Balance as of June 30, 2024	$8,287	$227	$(15,591)	$17,928	$20,938	$264	$206	$32,259
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and condensed or omitted, as permitted by the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), certain information and disclosures normally included in Consolidated Financial Statements and the notes thereto. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2023 Form 10-K.
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the six months ended June 30, 2024 and 2023 and Occidental’s financial position as of June 30, 2024 and December 31, 2023. The income and cash flows for the periods ended June 30, 2024 and 2023 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of June 30, 2024 and 2023:

millions	2024	2023
Cash and cash equivalents	$1,845	$486
Restricted cash and restricted cash equivalents included in other current assets	35	29
Restricted cash and restricted cash equivalents included in other long-term assets, net	15	18
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,895	$533

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid and interest paid during the six months ended June 30, 2024 and 2023, respectively:

millions	2024	2023
Income tax payments	$601	$632
Income tax refunds received	$—	$3
Interest paid (a)	$483	$509
(a)    Net of capitalized interest of $67 million and $42 million for the six months ended June 30, 2024 and 2023, respectively.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES". As of June 30, 2024, Occidental owned all of the 2.3% non-voting general partner interest, 48.7% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of June 30, 2024, Occidental's combined share of net income from WES and its subsidiaries was 50.9%.

NON-CONTROLLING INTEREST
In 2023, Occidental and BlackRock formed a joint venture for the continued development of the first commercial scale direct air capture facility in Ector County, Texas. The joint venture is a VIE and Occidental consolidates the VIE as it is the primary beneficiary. BlackRock’s investment is accounted for as an NCI. Each party has committed to make additional investments towards the completion of the direct air capture facility, with BlackRock committed to invest up to $550 million.

In addition, Occidental has entered into agreements with the joint venture related to project management, operations and maintenance and carbon removal offtake. Occidental may incur additional payments if certain construction and operational thresholds are not met.
Occidental may call the NCI on June 30, 2035 or earlier if the plant does not achieve commercial operations or ceases and permanently discontinues operations. Dividends from the joint venture will be distributed preferentially to the NCI up to a return threshold, then preferentially to Occidental thereafter. The NCI receives preferential distributions in liquidation.
Because distributions from the joint venture will not be consistent over time, or with the initial investments or ownership interest, Occidental has determined that the appropriate methodology for attributing income and loss from the joint venture is the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the NCI in the consolidated statements of operations reflect changes in the amounts the NCI would hypothetically receive at each balance sheet date if the joint venture was liquidated. As of June 30, 2024, the VIE’s assets were comprised of $539 million construction in progress.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of June 30, 2024, trade receivables, net of $3.9 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
millions	2024	2023	2024	2023

Revenue from customers	$6,802	$6,601	$13,533	$13,716
All other revenues (a)	15	101	(741)	211
Net sales	$6,817	$6,702	$12,792	$13,927
(a)    Includes other revenues from the midstream and marketing segment and chemical segment.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Excluding net marketing revenue, midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended June 30, 2024
Oil and gas
Oil	$4,011	$761	$—	$4,772
NGL	403	97	—	500
Gas	67	91	—	158
Other	39	—	—	39
Segment total	$4,520	$949	$—	$5,469
Chemical	$1,203	$70	$—	$1,273
Midstream and marketing	$172	$96	$—	$268
Eliminations	$—	$—	$(208)	$(208)
Consolidated	$5,895	$1,115	$(208)	$6,802

millions	United States	International	Eliminations	Total

Three months ended June 30, 2023
Oil and gas
Oil	$3,446	$795	$—	$4,241
NGL	352	90	—	442
Gas	161	87	—	248
Other	10	—	—	10
Segment total	$3,969	$972	$—	$4,941
Chemical	$1,292	$82	$—	$1,374
Midstream and marketing	$421	$95	$—	$516
Eliminations	$—	$—	$(230)	$(230)
Consolidated	$5,682	$1,149	$(230)	$6,601

millions	United States	International	Eliminations	Total

Six months ended June 30, 2024
Oil and gas
Oil	$7,360	$1,533	$—	$8,893
NGL	819	196	—	1,015
Gas	254	178	—	432
Other	44	—	—	44
Segment total	$8,477	$1,907	$—	$10,384
Chemical	$2,318	$140	$—	$2,458
Midstream and marketing	$932	$192	$—	$1,124
Eliminations	$—	$—	$(433)	$(433)
Consolidated	$11,727	$2,239	$(433)	$13,533

millions	United States	International	Eliminations	Total

Six months ended June 30, 2023
Oil and gas
Oil	$7,096	$1,513	$—	$8,609
NGL	812	175	—	987
Gas	516	159	—	675
Other	(6)	1	—	(5)
Segment total	$8,418	$1,848	$—	$10,266
Chemical	$2,600	$176	$—	$2,776
Midstream and marketing	$961	$199	$—	$1,160
Eliminations	$—	$—	$(486)	$(486)
Consolidated	$11,979	$2,223	$(486)	$13,716

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. As of June 30, 2024 and December 31, 2023, inventories consisted of the following:

millions	June 30, 2024	December 31, 2023

Raw materials	$121	$115
Materials and supplies	1,157	988
Commodity inventory and finished goods	1,643	1,027
	2,921	2,130
Revaluation to LIFO	(108)	(108)
Total	$2,813	$2,022

NOTE 4 - LONG-TERM DEBT

As of June 30, 2024 and December 31, 2023, Occidental’s debt consisted of the following:

millions	June 30, 2024	December 31, 2023
2.900% senior notes due 2024	$654	$654
6.950% senior notes due 2024	291	291
3.450% senior notes due 2024	111	111
3.500% senior notes due 2025	137	137
5.875% senior notes due 2025	606	606
5.500% senior notes due 2025	465	465
5.550% senior notes due 2026	870	870
3.200% senior notes due 2026	182	182
3.400% senior notes due 2026	284	284
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
Variable rate bonds due 2030 (5.890% and 5.750% as of June 30, 2024 and December 31, 2023, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
0.000% loan due 2039	19	19
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
(continued on next page)

millions (continued)	2024	2023
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$17,955	$17,955

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	June 30, 2024	December 31, 2023
Total borrowings at face value	$17,955	$17,955
Adjustments to book value:
Unamortized premium, net	1,099	1,152
Debt issuance costs	(60)	(106)
Net book value of debt	$18,994	$19,001
Long-term finance leases, included in Long-term debt	590	591
Current finance leases, included in Current maturities of long-term debt	153	146
Total debt and finance leases	$19,737	$19,738
Less: current maturities of financing leases	(153)	(146)
Less: current maturities of long-term debt	(1,194)	(1,056)
Long-term debt, net	$18,390	$18,536
DEBT ACTIVITY
In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement for the RCF extending the maturity date to June 30, 2028. In May 2024, Occidental amended the RCF to add an additional $150 million commitment, increasing the borrowing capacity to $4.15 billion.
In the first quarter of 2023, Occidental used cash on hand to repay $22 million of its 8.750% medium-term notes upon maturity.
As of June 30, 2024, Occidental had $1.2 billion of debt maturities due in the next 12 months. Subsequent to June 30, 2024, in July 2024, Occidental repaid $402 million of current maturities. In July 2024, Occidental also amended and extended the maturity date of its existing receivables securitization facility to July 30, 2027. As of June 30, 2024, the facility had $600 million of available borrowing capacity and no drawn amounts. The facility includes adjustments based on the same specified sustainability target thresholds as contained in the RCF.
In connection with the CrownRock Acquisition, Occidental issued $9.7 billion in new debt in July 2024, consisting of $4.7 billion in term loans and $5 billion in unsecured notes. The term loans and notes issued comprised the following tranches:

millions	Principal
364 day term loan due in 2025	$2,000
2 year term loan due in 2026	2,700
5.000% senior notes due in 2027	600
5.200% senior notes due in 2029	1,200
5.375% senior notes due in 2032	1,000
5.550% senior notes due in 2034	1,200
6.050% senior notes due in 2054	1,000
Total borrowings	$9,700
See Note 5 - Acquisitions and Divestitures for details on the CrownRock Acquisition.

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of June 30, 2024 and December 31, 2023, substantially all of which was classified as Level 1, was approximately $17.8 billion and $18.0 billion, respectively.

NOTE 5 - ACQUISITIONS AND DIVESTITURES

CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock L.P. for total consideration of approximately $12.4 billion, consisting of approximately $9.4 billion of cash consideration (inclusive of certain working capital and other customary purchase price adjustments), approximately 29.6 million shares of common stock of Occidental, and the assumption of $1.2 billion of existing debt of CrownRock. The acquisition closed August 1, 2024, adding to Occidental's oil and gas portfolio in the Permian Basin.
In connection with the CrownRock Acquisition, Occidental issued $5.0 billion of new unsecured notes, a $2.0 billion 364-day term loan, and a $2.7 billion two-year term loan.
The CrownRock Acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The following table summarizes the cash and common stock components of the purchase price:

in millions of dollars and shares	Total
Cash portion of purchase price	$9,100
Closing Adjustments
Net Working Capital and Other Purchase Price Adjustments	257
Pre-closing dividends declared by Occidental	$13
Total Cash Purchase Price	$9,370
Total shares of Occidental common stock issued	29.6
Occidental common stock share price	$59.38
Stock portion of purchase price	$1,755
Total purchase price	$11,125

The following table sets forth the preliminary allocation of the acquisition consideration. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, final appraisals of assets acquired and liabilities assumed. Occidental will finalize the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

in millions	August 1, 2024
Fair value of assets acquired:
Cash and cash equivalents	$581
Trade receivables, net	244
Other current assets	8
Property, plant and equipment, Oil and gas	11,825
Amount attributable to assets acquired	$12,658
Fair value of liabilities acquired:
Current maturities of long-term debt	$868
Accounts payable	130
Accrued liabilities	111
Long-term debt	376
Asset retirement obligations	48
Amount attributable to liabilities acquired	$1,533
Fair value of net assets acquired:	$11,125

The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their preliminary estimated fair values at the date of the acquisition. The valuation of certain assets, including property, was based on preliminary appraisals. The majority of measurements of assets acquired and liabilities assumed were based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties and equipment was based on both available market data and a cost approach. Oil and natural gas properties were valued using either available market data based on the nature of the properties and their location or an income approach.
It is impractical to present unaudited pro-forma information as of June 30, 2024 because the required information is not yet available at the time of this filing.

DIVESTITURES
Subsequent Event
In July 2024, Occidental entered into an agreement to sell certain Delaware Basin assets in Texas and New Mexico for approximately $818 million. The transaction is expected to close in the third quarter of 2024, subject to customary closing conditions.

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
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on debt issuances. The value of cash flow hedges was insignificant for all periods presented. As of June 30, 2024, Occidental’s marketing derivatives are not designated as hedges.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments are short-duration physical and financial forward contracts. As of June 30, 2024, the weighted-average settlement price of these forward contracts was $81.31 per barrel and $2.10 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $76.36 per barrel and $2.62 per Mcf for crude oil and natural gas, respectively, as of December 31, 2023. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	June 30, 2024	December 31, 2023
Oil commodity contracts
Volume (MMbbl)	(54)	(20)
Natural gas commodity contracts
Volume (Bcf)	(254)	(113)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
June 30, 2024
Marketing Derivatives
Other current assets	$881	$115	$—	$(952)	$44
Other long-term assets	1	1	—	—	2
Accrued liabilities	(907)	(96)	—	952	(51)
Deferred credits and other liabilities - other	—	—	—	—	—

December 31, 2023
Marketing Derivatives
Other current assets	$1,008	$100	$—	$(1,009)	$99
Other long-term assets	47	1	—	(43)	5
Accrued liabilities	(967)	(64)	—	1,009	(22)
Deferred credits and other liabilities - other	(43)	(6)	—	43	(6)

(a)These amounts do not include collateral. Occidental netted $1 million of collateral received with brokers against derivative assets and $25 million of collateral deposited with brokers against derivatives liabilities as of June 30, 2024 and netted $42 million of collateral received from brokers against derivative assets as of December 31, 2023.

GAINS AND LOSSES ON DERIVATIVES
The following table presents net losses related to Occidental's derivative instruments and the location on the Consolidated Condensed Statements of Operations.

millions	Three months ended June 30,		Six months ended June 30,
Income Statement Classification	2024	2023	2024	2023

Marketing Derivatives (included in Net sales)	$(58)	$(136)	$(296)	$(142)

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

NOTE 7 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended June 30,		Six months ended June 30,
millions	2024	2023	2024	2023
Income before income taxes	$1,635	$1,327	$2,645	$3,061
Current
Federal	(303)	(181)	(546)	(446)
State and Local	(12)	(14)	(24)	(32)
Foreign	(194)	(191)	(334)	(362)
Total current tax expense	$(509)	$(386)	$(904)	$(840)
Deferred
Federal	42	(5)	123	(19)
State and Local	(1)	(3)	1	(6)
Foreign	3	(73)	11	(73)
Total deferred tax benefit (expense)	$44	$(81)	$135	$(98)
Total income tax expense	$(465)	$(467)	$(769)	$(938)
Income from continuing operations	$1,170	$860	$1,876	$2,123
Worldwide effective tax rate	28%	35%	29%	31%

The worldwide effective tax rates for the periods presented in the table above were primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%.

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
Approximately 140 countries have agreed to a statement in support of the OECD Pillar Two initiative that proposes a 15% global minimum tax on a jurisdiction-by-jurisdiction basis. A number of countries, including European Union member states, the United Kingdom, and Canada have enacted or are in the process of enacting legislation to be effective in 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which Occidental operates, its cash tax could increase, and its effective tax rate could be negatively impacted. Occidental will continue to monitor proposed legislation and guidance issued by both the OECD as well as the jurisdictions in which it operates to assess the impact on its tax position. We do not expect the provisions effective in 2024 to have a materially adverse impact on our results of operations, financial position or cash flows.

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

ENVIRONMENTAL REMEDIATION
As of June 30, 2024, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 158 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of June 30, 2024. The current portion of $131 million is included in accrued liabilities and the remainder of $857 million is included in deferred credits and other liabilities - environmental remediation liabilities.
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	32	$442
Third-Party Sites	63	209
Currently Operated Sites	12	93
Closed or Non-Operated Sites	51	244
Total	158	$988

As of June 30, 2024, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 16 of the 158 sites described above, and 92 of the sites had liabilities from $0 to $1 million each. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 45% of the period-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 158 environmental sites in the table above could be up to $2.6 billion. The status of Occidental's involvement with the sites and related significant assumptions have not changed materially since December 31, 2023.

MAXUS ENVIRONMENTAL SITES
A significant portion of aggregate estimates of environmental remediation liabilities and reasonably possible additional losses described above relates to the former DSCC. When OxyChem acquired DSCC in 1986, Maxus agreed to indemnify OxyChem for a number of environmental sites, including the DASS. In June 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. In 2023, OxyChem recovered the majority of its remaining claims for indemnified costs from the proceeds of litigation brought by the Maxus Liquidating Trust.

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
OxyChem intends to challenge vigorously the proposed settlement and Amended Consent Decree, as well as the allocation report and process upon which they are based, and to seek contribution and cost recovery from other potentially responsible parties for remediation costs it has incurred or may incur at the DASS. OxyChem filed its response to the motion to approve the Amended Consent Decree on April 1, 2024, to which other parties filed replies in May 2024.
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
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for the arbitration award (disclosed below), tax matters or environmental remediation, that satisfy these criteria as of June 30, 2024 and 2023 were not material to Occidental’s Consolidated Condensed Balance Sheets.
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

ANDES ARBITRATION
As previously disclosed, on April 5, 2024, Andes and the Occidental entities named in the pending actions related to the Andes Arbitration executed a confidential final settlement in which the parties agreed to dismiss all pending legal actions. The settlement resulted in a gain of $182 million, net of taxes, in discontinued operations.

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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. As a result, Anadarko filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018. Trial was held in May 2023.The parties filed post-trial briefs throughout 2023 and 2024. Closing arguments were held in May 2024. An opinion by the Tax Court could be issued at any time. If any tax liability is due as a result of the Tax Court’s opinion, it must be fully bonded or paid in full within 90 days of the entry of decision by the Tax Court. If an appeal is not pursued by Anadarko, any resulting tax deficiency will be assessed by the IRS and would be due within 30 days of receiving a formal notice of tax assessment.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of June 30, 2024, Occidental would be required to repay approximately $1.4 billion in federal taxes, $28 million in state taxes and accrued interest of $671 million. A liability for the taxes and interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2024, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
millions except per-share amounts	2024	2023	2024	2023
Income from continuing operations	$1,170	$860	$1,876	$2,123
Discontinued operations, net of taxes (a)	—	—	182	—
Net income	$1,170	$860	$2,058	$2,123
Less: Income attributable to noncontrolling interest	(8)	—	(8)	—
Less: Preferred stock dividends and redemption premiums	(170)	(255)	(340)	(535)
Net income attributable to common stock	$992	$605	$1,710	$1,588
Less: Net income allocated to participating securities	(7)	(4)	(10)	(10)
Net income, net of participating securities	$985	$601	$1,700	$1,578
Weighted-average number of basic shares	893.8	889.3	889.2	895.6
Basic income per common share	$1.10	$0.68	$1.91	$1.76
Net income attributable to common stock	$992	$605	$1,710	$1,588
Less: Net income allocated to participating securities	(7)	(4)	(10)	(10)
Net income, net of participating securities	$985	$601	$1,700	$1,578
Weighted-average number of basic shares	893.8	889.3	889.2	895.6
Dilutive securities	65.1	69.5	64.9	71.8
Dilutive effect of potentially dilutive securities	958.9	958.8	954.1	967.4
Diluted income per common share	$1.03	$0.63	$1.78	$1.63
(a) See Note 9 - Lawsuits, Claims, Commitments and Contingencies.
For the three and six months ended June 30, 2024 and 2023, there were no Occidental common stock warrants nor options that were excluded from diluted shares.
The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2024:

Period	Exercise of Warrants (a)	Other (b)	Treasury Stock Purchases (c)	Common Stock Outstanding (d)
December 31, 2023				879,463,103
First Quarter 2024	3,277,628	3,978,999	—	886,719,730
Second Quarter 2024	18,875,864	94,789	(130,424)	905,559,959
Total	22,153,492	4,073,788	(130,424)	905,559,959
(a)    Approximately $487 million of cash was received in the first six months of 2024 from of the exercise of common stock warrants.
(b)    Consists of issuances from the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.
(c)    Included purchases of shares from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(d)    As of June 30, 2024, Occidental has 77.3 million outstanding warrants with a strike of $22.00 per share and 83.9 million of warrants with a strike of $59.62 per share.

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

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended June 30, 2024
Net sales	$5,469	$1,274	$282	$(208)	$6,817
Income (loss) before income taxes	$1,639	$296	$116	$(416)	$1,635
Income tax expense	—	—	—	(465)	(465)
Income (loss) from continuing operations	$1,639	$296	$116	$(881)	$1,170

Three months ended June 30, 2023
Net sales	$4,941	$1,375	$616	$(230)	$6,702
Income (loss) before income taxes	$1,059	$436	$(30)	$(138)	$1,327
Income tax expense	—	—	—	(467)	(467)
Income (loss) from continuing operations	$1,059	$436	$(30)	$(605)	$860

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Six months ended June 30, 2024
Net sales	$10,384	$2,460	$381	$(433)	$12,792
Income (loss) before income taxes	$2,877	$550	$83	$(865)	$2,645
Income tax expense	—	—	—	(769)	(769)
Income (loss) from continuing operations	$2,877	$550	$83	$(1,634)	$1,876

Six months ended June 30, 2023
Net sales	$10,266	$2,780	$1,367	$(486)	$13,927
Income (loss) before income taxes	$2,699	$908	$(28)	$(518)	$3,061
Income tax expense	—	—	—	(938)	(938)
Income (loss) from continuing operations	$2,699	$908	$(28)	$(1,456)	$2,123
(a)    The three and six months ended June 30, 2024 included a $10 million and $54 million international legal settlement provision, respectively. The three and six months ended June 30, 2023 included a $180 million impairment related to undeveloped acreage in the northern non-core area of the Powder River Basin and a $29 million impairment related to an equity method investment in the Black Butte Coal Company. The six months ended June 30, 2023 included a $26 million litigation settlement gain.
(b)    The three and six months ended June 30, 2024 included $35 million and $157 million of income from equity investments respectively, related to Occidental's share of WES's gains on asset divestitures. The three and six months ended June 30, 2024 also included $5 million of net derivative gains and $86 million of net derivative losses, respectively. The three and six months ended June 30, 2023 included $48 million and $40 million of net derivative gains, respectively.
(c)    The three months ended June 30, 2024 included $29 million of acquisition-related costs made up of $15 million of financing costs and $14 million of transaction costs relating to the CrownRock Acquisition. The six months ended June 30, 2024 included $85 million of acquisition-related costs made up of $59 million for financing costs and $26 million of transaction costs relating to the CrownRock Acquisition. The three and six months ended June 30, 2024 included a $20 million income tax expense related to the Algeria contract renewal. The three and six months ended June 30, 2023 included a $68 million deferred tax charge related to the Algeria contract renewal and a $260 million gain related to a Maxus environmental reserve adjustment.

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future, including future rulemaking. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; government actions, war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events; health, safety and environmental (HSE) risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low-carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the scope and duration of global or regional health pandemics or epidemics, and actions taken by government authorities and other third parties in connection therewith; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s Annual Report on Form 10-K for the year ended December 31, 2023, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the three months ended June 30, 2024 was $80.56, compared to $76.96 for the three months ended March 31, 2024 and $73.83 for the three months ended June 30, 2023. Changes in prices could result in adjustments in capital investment levels and how such capital is allocated, which could impact production volumes. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, evolving macro-economic environment that impacts energy demand, future actions by OPEC and non-OPEC oil producing countries, the Russia-Ukraine war and the conflicts in the Middle East, and the U.S. Government's management of the U.S. Strategic Petroleum Reserve. Seasonality is not a primary driver of changes in Occidental's consolidated quarterly earnings during the year.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, proactive contract management and working closely with vendors to secure the supply of critical materials. As of June 30, 2024, substantially all of Occidental's outstanding debt was fixed rate.

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
■Strengthen Occidental’s U.S. onshore portfolio with premier Permian Basin assets through the CrownRock Acquisition, which is expected to be immediately cash flow accretive;
■Complete a $4.5 billion to $6 billion asset divestiture program within 18 months of closing the CrownRock Acquisition, and;
■Apply the proceeds from asset divestitures to deleveraging until principal debt is below $15 billion.

During the first six months of 2024, Occidental generated cash flow from operations of $4.4 billion and incurred capital expenditures of $3.6 billion.

DEBT
As of June 30, 2024, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and storage activities; and environmental remediation matters. In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement for the RCF extending the maturity date to June 30, 2028, and in May 2024, Occidental amended the RCF to increase its borrowing capacity by an additional $150 million to $4.15 billion. No amounts were drawn under the facility as of June 30, 2024.
As of June 30, 2024, Occidental has $1.2 billion of debt maturities due in the next 12 months. Subsequent to June 30, 2024, in July 2024, Occidental repaid $402 million of current maturities and amended and extended the maturity date of its existing receivables securitization facility to July 30, 2027.

SHAREHOLDER RETURNS
During the six months ended June 30, 2024, Occidental declared dividends to common shareholders of $398 million or $0.44 per share.

CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock L.P. for total consideration of approximately $12.4 billion, consisting of approximately $9.4 billion of cash consideration (inclusive of certain working capital and other customary purchase price adjustments), approximately 29.6 million shares of common stock of Occidental, and the assumption of $1.2 billion of existing debt of CrownRock. The acquisition closed August 1, 2024, adding to Occidental's oil and gas portfolio in the Permian Basin.
In connection with the CrownRock Acquisition, Occidental issued new debt comprised of a combination of the 364-day and two-year term loans totaling $4.7 billion and senior unsecured notes totaling $5.0 billion in July 2024. Occidental's credit ratings were reaffirmed by credit agencies post bond offering launch. The term loans and notes issued comprised the following tranches:

millions	Principal
364 day term loan due in 2025	$2,000
2 year term loan due in 2026	2,700
5.000% senior notes due in 2027	600
5.200% senior notes due in 2029	1,200
5.375% senior notes due in 2032	1,000
5.550% senior notes due in 2034	1,200
6.050% senior notes due in 2054	1,000
Total borrowings	$9,700

Additionally, Occidental plans to repay $868 million of CrownRock debt due in 2025 in August 2024. Occidental intends to repay at least $4.5 billion of debt within 12 months of closing the CrownRock Acquisition with proceeds from the divestiture program and excess cash flows.

DIVESTITURE PROGRAM
In the fourth quarter of 2023, Occidental announced a divestiture program between $4.5 billion and $6.0 billion in connection with the CrownRock Acquisition, which Occidental expects to complete within 18 months of closing the CrownRock Acquisition.
In July 2024, Occidental entered into an agreement to sell certain Delaware Basin assets in Texas and New Mexico for approximately $818 million. The sales proceeds will be used to repay debt. The transaction is expected to close in the third quarter of 2024, subject to customary closing conditions. As of the date of this filing, Occidental has closed or announced divestitures totaling $970 million in 2024.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

millions	Three months ended June 30, 2024	% Change	Three months ended March 31, 2024
Net income
Oil and gas (a)	$1,639	32%	$1,238
Chemical (a)	296	17%	254
Midstream and marketing (a)	116	452%	(33)
Total	2,051	41%	1,459
Unallocated Corporate Items (a)
Interest expense, net	(252)	11%	(284)
Income tax expense	(465)	(53)%	(304)
Other items, net	(164)	1%	(165)
Income from continuing operations	1,170	66%	706
Discontinued operations, net of taxes (a)	—		182
Net income	1,170	32%	888
Less: Net income attributable to noncontrolling interest	(8)		—
Less: Preferred stock dividends and redemption premiums	(170)	—%	(170)
Net income attributable to common stockholders	$992	38%	$718
Net income per share attributable to common stockholders - diluted	$1.03	37%	$0.75
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

millions	Six months ended June 30, 2024	% Change	Six months ended June 30, 2023
Net income
Oil and gas (a)	$2,877	7%	$2,699
Chemical	550	(39)%	908
Midstream and marketing (a)	83	396%	(28)
Total	3,510	(2)%	3,579
Unallocated Corporate Items (a)
Interest expense, net	(536)	(15)%	(468)
Income tax expense	(769)	18%	(938)
Other items, net	(329)	(558)%	(50)
Income from continuing operations	1,876	(12)%	2,123
Discontinued operations, net of taxes (a)	182		—
Net income	2,058	(3)%	2,123
Less: Net income attributable to noncontrolling interest	(8)		—
Less: Preferred stock dividends and redemption premiums	(340)	36%	(535)
Net income attributable to common stockholders	$1,710	8%	$1,588

Net income per share attributable to common stockholders - diluted	$1.78	9%	$1.63
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Six months ended
millions	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Oil and gas
Legal settlements	$(10)	$(44)	$(54)	$26
Asset impairments	—	—	—	(209)
Total oil and gas	(10)	(44)	(54)	(183)

Chemical
Legal settlements	—	(6)	(6)	—
Total Chemical	—	(6)	(6)	—

Midstream and marketing
Asset sale gain and other, net (a)	35	122	157	—
TerraLithium fair value gain	27	—	27	—
Asset impairments and other charges (a)	—	—	—	(26)
Derivative gains (losses), net (a)	5	(91)	(86)	40
Total midstream and marketing	67	31	98	14

Corporate
Acquisition-related costs (b)	(29)	(56)	(85)	—
Maxus receivable	—	—	—	260
Total corporate	(29)	(56)	(85)	260

Income tax impact on items affecting comparability	(9)	7	(2)	(20)
Income tax impact on Algeria contract renewal	(20)	—	(20)	(68)
Income (loss)	(1)	(68)	(69)	3
Preferred redemption premiums	—	—	—	(145)
Discontinued operations, net of taxes	—	182	182	—
Total	$(1)	$114	$113	$(142)

(a)    Included amounts from income from equity investments and other in the Consolidated Condensed Statement of Operations.
(b)    Included $15 million of financing costs and $14 million of transactions costs for the three months ended June 30, 2024 and $44 million of financing costs and $12 million of transaction costs for the three months ended March 31, 2024 related to the CrownRock Acquisition.

Q2 2024 compared to Q1 2024
Excluding the impact of items affecting comparability, net income for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, reflected higher domestic crude oil volumes and prices, partially offset by lower domestic gas prices in the oil and gas segment, and higher gas marketing income as a result of improved gas transportation spreads from the Permian to the Gulf Coast in the midstream and marketing segment.

YTD 2024 compared to YTD 2023
Excluding the impact of items affecting comparability, net income for the six months ended June 30, 2024, compared to the same period in 2023, reflected lower realized prices across most products in the chemical segment and lower domestic natural gas prices and crude oil volumes in the oil and gas segment, partially offset by higher product demand and favorable energy and ethylene prices in the chemical segment and higher domestic crude oil prices in the oil and gas segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

	Three months ended		Six months ended
millions	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net sales	$6,817	$5,975	$12,792	$13,927
Interest, dividends and other income	$34	$36	$70	$57
Gains (losses) on sale of assets, net	$28	$(1)	$27	$5
Oil and gas operating expense	$1,179	$1,161	$2,340	$2,211
Transportation and gathering expense	$405	$353	$758	$759
Chemical and midstream cost of sales	$821	$742	$1,563	$1,536
Purchased commodities	$89	$86	$175	$988
Selling, general and administrative expenses	$259	$259	$518	$518
Other operating and non-operating expense	$344	$410	$754	$318
Taxes other than on income	$265	$235	$500	$572
Depreciation, depletion and amortization	$1,775	$1,693	$3,468	$3,430
Asset impairments and other charges	$—	$—	$—	$209
Acquisition-related costs	$14	$12	$26	$—
Exploration expense	$83	$66	$149	$204
Interest and debt expense, net	$252	$284	$536	$468
Income from equity investments and other	$242	$301	$543	$285
Income tax expense	$(465)	$(304)	$(769)	$(938)
Discontinued operations, net of taxes	$—	$182	$182	$—
Q2 2024 compared to Q1 2024
Net sales increased for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, primarily due to higher domestic crude oil prices and volumes in the oil and gas segment. The increase in volume was primarily due to production resuming in Eastern Gulf of Mexico in April 2024, which was previously shut-in due to a third-party outage. Net sales also improved because of improved gas transportation spreads from the Permian to the Gulf Coast in the midstream and marketing segment.
Income from discontinued operations, net of taxes for the three months ended March 31, 2024 resulted from a legal settlement related to the Andes Arbitration. For further information on the Andes Arbitration, see Note 9 - Lawsuits, Claims, Commitments and Contingencies.

YTD 2024 compared to YTD 2023
Net sales decreased for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the expiration of supply contracts in the midstream and marketing segment, which also decreased purchased commodities for the same periods, lower realized prices across most products in the chemical segment and lower domestic natural gas prices and lower domestic oil volumes in the oil and gas segment, due to a third-party shut-in in Eastern Gulf of Mexico that impacted production in 2024, partially offset by higher crude oil prices.
Purchased commodities decreased for the six months ended June 30, 2024, compared to the same period in 2023, due to lower volumes on third-party crude purchases as certain crude supply contracts expired in 2023 in the midstream and marketing segment.
Asset impairments and other charges for the six months ended June 30, 2023 included a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin and a $29 million impairment related to an equity method investment in the Black Butte Coal Company.
Other operating and non-operating expense increased for the six months ended June 30, 2024, compared to the same period in 2023, due to the $260 million remeasurement of the valuation allowance for the Maxus Liquidating Trust recorded in 2023 and higher legal settlement costs and increases in compensation costs in 2024.
Income from equity investments and other increased for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to gains on sales of assets recognized by WES, an equity method investee.

Income from discontinued operations, net of taxes for the six months ended June 30, 2024 resulted from a legal settlement related to the Andes Arbitration. For further information on the Andes Arbitration, see Note 9 - Lawsuits, Claims, Commitments and Contingencies.

SEGMENT RESULTS OF OPERATIONS
SEGMENT RESULTS OF OPERATIONS
Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment is operated by our subsidiary Occidental Chemical Corporation (OxyChem), which mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil (which includes condensate), NGL, natural gas, CO2 and power. It also optimizes its transportation and storage capacity and invests in entities that conduct similar activities such as WES.
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

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Sales Volumes per Day
Oil (Mbbl)
United States	553	487	520	535
International	104	109	106	108
NGL (Mbbl)
United States	249	242	246	247
International	39	38	38	32
Natural Gas (MMcf)
United States	1,371	1,284	1,326	1,317
International	518	511	519	458
Total Sales Volumes (Mboe) (a)	1,260	1,175	1,218	1,218
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Average Realized Prices
Oil ($/Bbl)
United States	$79.79	$75.54	$77.80	$73.17
International	$80.40	$78.29	$79.32	$77.60
Total Worldwide	$79.89	$76.04	$78.06	$73.91
NGL ($/Bbl)
United States	$20.19	$21.17	$20.67	$20.53
International	$28.11	$28.33	$28.22	$30.50
Total Worldwide	$21.23	$22.14	$21.68	$21.67
Natural Gas ($/Mcf)
United States	$0.54	$1.61	$1.06	$2.18
International	$1.91	$1.87	$1.89	$1.91
Total Worldwide	$0.92	$1.68	$1.29	$2.11

Average Index Prices
WTI oil ($/Bbl)	$80.56	$76.96	$78.76	$74.98
Brent oil ($/Bbl)	$84.95	$81.83	$83.39	$80.11
NYMEX gas ($/Mcf)	$1.99	$2.35	$2.17	$3.09

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	99%	99%	99%	99%
Worldwide oil as a percentage of average Brent	94%	93%	94%	92%
Worldwide NGL as a percentage of average WTI	26%	29%	28%	29%
Domestic natural gas as a percentage of average NYMEX	27%	68%	49%	71%

Q2 2024 compared to Q1 2024
Oil and gas segment earnings increased to $1.6 billion for the three months ended June 30, 2024, compared with segment earnings of $1.2 billion for the three months ended March 31, 2024. Excluding the impact of items affecting comparability, the increase in oil and gas segment results was primarily due to higher domestic crude oil volumes and lower depreciation, depletion and amortization rates, as Gulf of Mexico had overcome the extended third-party outage in mid-April, and higher domestic crude oil prices, partially offset by lower domestic gas prices and higher domestic lease operating and transportation expenses.
The increase in average daily sales volumes of 85 Mboe/d for the three months ended June 30, 2024, compared to the three months ended March 31, 2024, was primarily due to resumed production in Eastern Gulf of Mexico after a third party shut-in during the first quarter of 2024.

YTD 2024 compared to YTD 2023
Oil and gas segment earnings were $2.9 billion for the six months ended June 30, 2024, compared to $2.7 billion for the six months ended June 30, 2023. Excluding the impact of items affecting comparability, the increase in oil and gas segment results was primarily due to higher domestic crude oil prices, partially offset by lower domestic gas prices, lower domestic crude oil volumes, due to the third-party shut-in of production in Eastern Gulf of Mexico, and higher lease operating expenses.

Average daily sales volumes remained consistent for the six months ended June 30, 2024, compared to the same period in 2023. The decrease in average daily domestic sales volumes was primarily due to the third-party shut-in in the Eastern Gulf of Mexico, which impacted 2024 production. The domestic decrease was offset by an increase in average daily international sales volumes, which was primarily due to higher Al Hosn Gas production, as the Al Hosn Gas expansion project was completed in the three months ended June 30, 2023.
The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three months ended March 31, 2024 (b)	Price Realizations	Net Sales Volumes	Three months ended June 30, 2024 (b)
United States Revenue
Oil	$3,349	$211	$451	$4,011
NGL	416	(29)	16	403
Natural gas	187	(134)	14	67
Total	$3,952	$48	$481	$4,481
International Revenue
Oil (a)	$772	$9	$(20)	$761
NGL	99	—	(2)	97
Natural gas	87	—	4	91
Total	$958	$9	$(18)	$949

		Increase (Decrease) Related to
millions	Six months ended June 30, 2023 (b)	Price Realizations	Net Sales Volumes	Six months ended June 30, 2024 (b)
United States Revenue
Oil	$7,096	$436	$(172)	$7,360
NGL	812	9	(2)	819
Natural gas	516	(269)	7	254
Total	$8,424	$176	$(167)	$8,433
International Revenue
Oil (a)	$1,513	$32	$(12)	$1,533
NGL	175	(15)	36	196
Natural gas	159	(4)	23	178
Total	$1,847	$13	$47	$1,907
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT
Q2 2024 compared to Q1 2024
Chemical segment earnings for the three months ended June 30, 2024 were $296 million, compared to $254 million for the three months ended March 31, 2024. The increase in segment earnings was primarily due to higher caustic soda and PVC prices as well as improved product demand, partially offset by higher ethylene costs.

YTD 2024 compared to YTD 2023
Chemical segment earnings for the six months ended June 30, 2024 were $550 million, compared to $908 million for the six months ended June 30, 2023. The decrease in segment earnings was due primarily to lower caustic soda realized prices, partially offset by improved product demand and lower ethylene and energy costs.

MIDSTREAM AND MARKETING SEGMENT
Q2 2024 compared to Q1 2024
Midstream and marketing segment earnings for the three months ended June 30, 2024 were $116 million, compared to segment losses of $33 million for the three months ended March 31, 2024. Excluding the impact of items affecting comparability, midstream and marketing first quarter results increased due to higher gas marketing income as a result of improved gas transportation spreads from the Permian to the Gulf Coast, and lower equity method investment losses in the low-carbon ventures business.

YTD 2024 compared to YTD 2023
Midstream and marketing segment earnings for the six months ended June 30, 2024 were $83 million, compared to segment losses of $28 million for the six months ended June 30, 2023. Excluding the impact of items affecting comparability, the increase in midstream and marketing results reflected higher equity method investment income from WES and higher crude sales margins due to the timing impact in the marketing business, partially offset by higher losses from equity method investees and higher expenses due to the increase in activities in the low-carbon ventures business.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended		Six months ended
millions, except percentages	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Income before income taxes	$1,635	$1,010	$2,645	$3,061
Income tax expense
Domestic - federal and state	(274)	(172)	(446)	(503)
International	(191)	(132)	(323)	(435)
Total income tax expense	(465)	(304)	(769)	(938)
Income from continuing operations	$1,170	$706	$1,876	$2,123
Worldwide effective tax rate	28%	30%	29%	31%

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of June 30, 2024, Occidental's sources of liquidity included $1.8 billion of cash and cash equivalents, $4.15 billion of borrowing capacity under its RCF, which matures on June 30, 2028, and up to $600 million of available borrowing capacity on its receivables securitization facility which matures in December 2024. These amounts exclude CrownRock Acquisition financing discussed below. There were no borrowings outstanding on Occidental's RCF or receivables securitization facility as of June 30, 2024.
Operating cash flow was $4.4 billion for the six months ended June 30, 2024, compared to $5.9 billion for the six months ended June 30, 2023. The decrease in operating cash flow from continuing operations was primarily due to an increase in the use of cash from changes in working capital, primarily due to timing of crude sales impacting volumes, and higher prices in the marketing business of the midstream and marketing segment.

Occidental’s net cash used by investing activities was $3.7 billion for the six months ended June 30, 2024, compared to $3.5 billion for the six months ended June 30, 2023. Capital expenditures, of which the majority were for the oil and gas segment, were approximately $3.6 billion for the six months ended June 30, 2024, compared to $3.1 billion for the six months ended June 30, 2023. The increase in capital spending for the six months ended June 30, 2024 represented increased activities in the domestic oil and gas segment, the continued construction of STRATOS, Occidental’s first large-scale DAC facility in Ector County, Texas, in the low-carbon business and the continued expansion and conversion activities of the chemical segment’s Battleground chlor-alkali plant to membrane technology.
Occidental’s net cash used by financing activities was $289 million for the six months ended June 30, 2024, compared to $2.9 billion for the six months ended June 30, 2023. Cash used in financing activities for the six months ended June 30, 2024 included cash dividends paid of $698 million, offset by proceeds from the issuance of common stock of $504 million, mainly related to the exercise of approximately 22.2 million warrants to purchase common stock with an exercise price of $22 per share of common stock, which yielded approximately $487 million in cash proceeds. Cash used in financing activities for the six months ended June 30, 2023 included treasury share repurchases of $1.2 billion, preferred stock redemptions of $982 million and cash dividends paid of $688 million.
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
As of June 30, 2024, and through the date of this filing, Occidental was in compliance with all covenants in its financing agreements. As of June 30, 2024, Occidental has debt maturities of $1.1 billion in 2024, $1.2 billion in 2025, $1.4 billion in 2026, $0.9 billion in 2027 and $13.3 billion thereafter. Occidental currently expects its cash on hand, operating cash flows and funds available from the RCF and other committed facilities to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing. The CrownRock Acquisition was funded with additional debt issuances as described in Current Business Outlook.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of June 30, 2024, Occidental had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2023 Form 10-K.

SHARE REPURCHASE PROGRAM
As of June 30, 2024, Occidental has approximately $1.2 billion remaining under its share repurchase program, which was authorized in 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended June 30, 2024, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2023 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2024.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the six months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions) (b)
First Quarter 2024	—	$—	—
April 1 - 30, 2024	130,424	$67.71	—
May 1 - 31, 2024	—	$—	—
June 1 - 30, 2024	—	$—	—
Second Quarter 2024	130,424	$67.71	—
Total 2024	130,424	$67.71	—	$1,223
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

Item 5. Other Information

During the three months ended June 30, 2024, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1#*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Unit Award For Non-Employee Directors Grant Agreement.

10.2*
Amendment No. 1, dated as of May 16, 2024, to the Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Occidental Petroleum Corporation, the banks party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

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

OCCIDENTAL PETROLEUM CORPORATION

August 7, 2024	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller