Form 10-Q
period 2024-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2024-11-12
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2024
Common Stock, $0.20 par value	938,343,042

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Andes	Andes Petroleum Ecuador Ltd.
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
BlackRock	BlackRock Inc., which has formed a joint venture with Occidental on the construction of STRATOS
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
CrownRock Acquisition	acquisition of all of the outstanding partnership interests of CrownRock, L.P. by Occidental
DASS	Diamond Alkali Superfund Site
District Court	Federal District Court in the State of New Jersey
DSCC	Diamond Shamrock Chemicals Company
DOJ	U.S. Department of Justice
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
HLBV	Hypothetical Liquidation at Book Value
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	non-controlling interest
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OECD	Organization for Economic Cooperation and Development
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OU4 UAO	Operable Unit 4 Unilateral Administrative Order
OxyChem	Occidental Chemical Corporation
PVC	polyvinyl chloride
RCF	revolving credit facility
ROD	Record of Decision
VIE	variable interest entity
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2023 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2023

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,759	$1,426
Trade receivables, net of reserves of $29 in 2024 and $29 in 2023	3,924	3,195
Inventories	2,275	2,022
Other current assets	1,596	1,732
Total current assets	9,554	8,375

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,195	3,224

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	120,410	109,214
Chemical	8,475	8,279
Midstream and marketing	9,004	8,279
Corporate	1,000	1,039
Gross property, plant and equipment	138,889	126,811
Accumulated depreciation, depletion and amortization	(69,547)	(68,282)
Net property, plant and equipment	69,342	58,529

OPERATING LEASE ASSETS	961	1,130

OTHER LONG-TERM ASSETS	2,751	2,750

TOTAL ASSETS	$85,803	$74,008

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	September 30, 2024	December 31, 2023

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,179	$1,202
Current operating lease liabilities	376	446
Accounts payable	3,935	3,646
Accrued liabilities	4,051	3,854
Total current liabilities	9,541	9,148

LONG-TERM DEBT, NET	25,456	18,536

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,630	5,764
Asset retirement obligations	3,888	3,882
Pension and postretirement obligations	933	931
Environmental remediation liabilities	847	889
Operating lease liabilities	638	727
Other	3,936	3,782
Total deferred credits and other liabilities	15,872	15,975

EQUITY
Preferred stock, at $1.00 per share par value: 2024 — 84,897 shares and 2023 —84,897 shares	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2024 — 1,166,358,039 shares and 2023 — 1,107,516,500 shares	233	222
Treasury stock: 2024 — 228,183,821 shares and 2023 — 228,053,397 shares	(15,591)	(15,582)
Additional paid-in capital	19,802	17,422
Retained earnings	21,694	19,626
Accumulated other comprehensive income	249	275
Total stockholders' equity	34,674	30,250
Non-controlling interest	260	99
Total equity	34,934	30,349
TOTAL LIABILITIES AND EQUITY	$85,803	$74,008

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions, except per-share amounts	2024	2023	2024	2023

REVENUES AND OTHER INCOME
Net sales	$7,173	$7,158	$19,965	$21,085
Interest, dividends and other income	60	50	130	107
Gains (losses) on sales of assets and other, net	(79)	192	(52)	197
Total	7,154	7,400	20,043	21,389

COSTS AND OTHER DEDUCTIONS
Oil and gas operating expense	1,207	1,189	3,547	3,400
Transportation and gathering expense	407	363	1,165	1,122
Chemical and midstream cost of sales	806	682	2,369	2,218
Purchased commodities	83	520	258	1,508
Selling, general and administrative expenses	268	258	786	776
Other operating and non-operating expense	334	328	1,088	646
Taxes other than on income	256	290	756	862
Depreciation, depletion and amortization	1,926	1,712	5,394	5,142
Asset impairments and other charges	21	—	21	209
Acquisition-related costs	49	—	75	—
Exploration expense	57	125	206	329
Interest and debt expense, net	312	230	848	698
Total	5,726	5,697	16,513	16,910

Income before income taxes and other items	1,428	1,703	3,530	4,479

OTHER ITEMS
Income from equity investments and other	166	106	709	391
Total	166	106	709	391

Income before income taxes	1,594	1,809	4,239	4,870
Income tax expense	(454)	(434)	(1,223)	(1,372)
Income from continuing operations	1,140	1,375	3,016	3,498
Discontinued operations, net of taxes	—	—	182	—
NET INCOME	1,140	1,375	3,198	3,498
Less: Net income attributable to noncontrolling interest	(7)	—	(15)	—
Less: Preferred stock dividends and redemption premiums	(169)	(219)	(509)	(754)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$964	$1,156	$2,674	$2,744

PER COMMON SHARE
Income from continuing operations—basic	$1.03	$1.30	$2.75	$3.06
Discontinued operations—basic	$—	$—	$0.20	$—
Net income attributable to common stockholders—basic	$1.03	$1.30	$2.95	$3.06

Income from continuing operations—diluted	$0.98	$1.20	$2.58	$2.83
Discontinued operations—diluted	$—	$—	$0.19	$—
Net income attributable to common stockholders—diluted	$0.98	$1.20	$2.77	$2.83

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions	2024	2023	2024	2023

Net income	$1,140	$1,375	$3,198	$3,498
Other comprehensive income (loss) items:
Gains (losses) on derivatives	(8)	1	(6)	59
Pension and postretirement gains (losses)(a)	(7)	46	(19)	39
Other	—	(1)	(1)	—
Other comprehensive income (loss), net of tax	(15)	46	(26)	98
Comprehensive income	1,125	1,421	3,172	3,596
Comprehensive income attributable to noncontrolling interest	(7)	—	(15)	—
Comprehensive income attributable to preferred and common stockholders	$1,118	$1,421	$3,157	$3,596
(a)     Net of tax benefit of $1 million and tax expense of $12 million for the three months ended September 30, 2024 and 2023, respectively, and tax benefit of $6 million and tax expense of $10 million for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Nine months ended September 30,
millions	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,198	$3,498
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(182)	—
Depreciation, depletion and amortization of assets	5,394	5,142
Deferred income tax provision (benefit)	(182)	148
Asset impairments and other charges	21	209
(Gains) losses on sales of assets, net	52	(197)
Noncash charges to income and other	339	343
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(532)	609
Increase in inventories	(226)	(44)
(Increase) decrease in other current assets	219	(367)
Decrease in accounts payable and accrued liabilities	(430)	(583)
Increase in current domestic and foreign income taxes	512	311
Operating cash flow from continuing operations	8,183	9,069
Operating cash flow from discontinued operations, net of taxes	(100)	—
Net cash provided by operating activities	8,083	9,069

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(5,237)	(4,726)
Change in capital accrual	(39)	(48)
Purchases of assets, businesses and equity investments, net	(9,037)	(220)
Proceeds from sales of assets and equity investments, net	1,662	405
Equity investments and other, net	(149)	(422)
Net cash used by investing activities	(12,800)	(5,011)

CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	—	900
Payment of receivables securitization facility	—	(900)
Proceeds from long-term debt, net	9,612	—
Payments of long-term debt, net	(4,007)	(22)
Proceeds from issuance of common stock	571	92
Redemption of preferred stock	—	(1,661)
Purchases of treasury stock	(9)	(1,611)
Cash dividends paid on common and preferred stock	(1,069)	(1,035)
Contributions from noncontrolling interest	146	—
Payment for taxes related to stock-based award settlement	(103)	(99)
Other financing, net	(95)	(99)
Net cash provided (used) by financing activities	5,046	(4,435)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	329	(377)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	1,464	1,026
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$1,793	$649

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of June 30, 2023	$8,621	$221	$(14,958)	$17,218	$17,762	$247	$29,111
Net income	—	—	—	—	1,375	—	1,375
Other comprehensive income, net of tax	—	—	—	—	—	46	46
Dividends on common stock, $0.18 per share	—	—	—	—	(160)	—	(160)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(177)	—	(177)
Preferred stock redemption - face value	(342)	—	—	—	—	—	(342)
Preferred stock redemption - premium	—	—	—	—	(34)	—	(34)
Preferred stock redemption value in excess of carrying value	8	—	—	—	(8)	—	—
Shareholder warrants exercised	—	—	—	54	—	—	54
Issuance of common stock and other, net of cancellations	—	—	—	54	—	—	54
Purchases of treasury stock	—	—	(615)	—	—	—	(615)
Balance as of September 30, 2023	$8,287	$221	$(15,573)	$17,326	$18,758	$293	$29,312

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance as of June 30, 2024	$8,287	$227	$(15,591)	$17,928	$20,938	$264	$206	$32,259
Net income	—	—	—	—	1,133	—	7	1,140
Other comprehensive loss, net of tax	—	—	—	—	—	(15)	—	(15)
Dividends on common stock, $0.22 per share	—	—	—	—	(208)	—	—	(208)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(169)	—	—	(169)
Shareholder warrants exercised	—	—	—	67	—	—	—	67
Issuance of common stock and other, net of cancellations	—	—	—	58	—	—	—	58
Common Stock issued for CrownRock acquisition	—	6	—	1,749	—	—	—	1,755
Noncontrolling interest contributions, net	—	—	—	—	—	—	47	47
Balance as of September 30, 2024	$8,287	$233	$(15,591)	$19,802	$21,694	$249	$260	$34,934
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$30,085
Net income	—	—	—	—	3,498	—	3,498
Other comprehensive income, net of tax	—	—	—	—	—	98	98
Dividends on common stock, $0.54 per share	—	—	—	—	(485)	—	(485)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(567)	—	(567)
Preferred stock redemption - face value	(1,511)	—	—	—	—	—	(1,511)
Preferred stock redemption - premium	—	—	—	—	(151)	—	(151)
Preferred stock redemption value in excess of carrying value	36	—	—	—	(36)	—	—
Shareholder warrants exercised	—	—	—	57	—	—	57
Options exercised	—	—	—	13	—	—	13
Issuance of common stock and other, net of cancellations	—	1	—	75	—	—	76
Purchases of treasury stock	—	—	(1,801)	—	—	—	(1,801)
Balance as of September 30, 2023	$8,287	$221	$(15,573)	$17,326	$18,758	$293	$29,312

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance as of December 31, 2023	$8,287	$222	$(15,582)	$17,422	$19,626	$275	$99	$30,349
Net income	—	—	—	—	3,183	—	15	3,198
Other comprehensive loss, net of tax	—	—	—	—	—	(26)	—	(26)
Dividends on common stock, $0.66 per share	—	—	—	—	(606)	—	—	(606)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(509)	—	—	(509)
Shareholder warrants exercised	—	4	—	550	—	—	—	554
Issuance of common stock and other, net of cancellations	—	1	—	81	—	—	—	82
Purchases of treasury stock	—	—	(9)	—	—	—	—	(9)
Common Stock issued for CrownRock acquisition	—	6	—	1,749	—	—	—	1,755
Noncontrolling interest contributions, net	—	—	—	—	—	—	146	146
Balance as of September 30, 2024	$8,287	$233	$(15,591)	$19,802	$21,694	$249	$260	$34,934
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and has condensed or omitted, as permitted by the rules and regulations of the U.S. Securities and Exchange Commission (the SEC), certain information and disclosures normally included in Consolidated Financial Statements and the notes thereto. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2023 Form 10-K.
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the nine months ended September 30, 2024 and 2023 and Occidental’s financial position as of September 30, 2024 and December 31, 2023. The income and cash flows for the periods ended September 30, 2024 and 2023 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of September 30, 2024 and 2023:

millions	2024	2023
Cash and cash equivalents	$1,759	$611
Restricted cash and restricted cash equivalents included in other current assets	18	22
Restricted cash and restricted cash equivalents included in other long-term assets	16	16
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,793	$649

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid, refunds received and interest paid during the nine months ended September 30, 2024 and 2023, respectively:

millions	2024	2023
Income tax payments	$812	$806
Income tax refunds received	$29	$12
Interest paid (a)	$897	$906
(a)    Net of capitalized interest of $134 million and $69 million for the nine months ended September 30, 2024 and 2023, respectively.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES". In August 2024, Occidental sold 19.5 million of its limited partner units for proceeds of $697 million resulting in a pre-tax gain of $489 million. As of September 30, 2024, Occidental owned all of the 2.3% non-voting general partner interest, 43.5% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of September 30, 2024, Occidental's combined share of net income from WES and its subsidiaries was 46.0%.

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
Because distributions from the joint venture will not be consistent over time, or with the initial investments or ownership interest, Occidental has determined that the appropriate methodology for attributing income and loss from the joint venture is the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the NCI in the consolidated statements of operations reflect changes in the amounts the NCI would hypothetically receive at each balance sheet date if the joint venture was liquidated. As of September 30, 2024, the VIE’s assets were comprised of $672 million construction in progress.

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of September 30, 2024, trade receivables, net of $3.9 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
millions	2024	2023	2024	2023

Revenue from customers	$7,020	$7,271	$20,553	$20,987
All other revenues (a)	153	(113)	(588)	98
Net sales	$7,173	$7,158	$19,965	$21,085
(a)    Includes other net revenues from the midstream and marketing segment and chemical segment.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended September 30, 2024
Oil and gas
Oil	$4,204	$726	$—	$4,930
NGL	495	97	—	592
Gas	60	91	—	151
Other	23	1	—	24
Segment total	$4,782	$915	$—	$5,697
Chemical	$1,171	$75	$—	$1,246
Midstream and marketing	$186	$101	$—	$287
Eliminations	$—	$—	$(210)	$(210)
Consolidated	$6,139	$1,091	$(210)	$7,020

millions	United States	International	Eliminations	Total

Three months ended September 30, 2023
Oil and gas
Oil	$3,997	$742	$—	$4,739
NGL	419	91	—	510
Gas	221	87	—	308
Other	37	—	—	37
Segment total	$4,674	$920	$—	$5,594
Chemical	$1,234	$74	$—	$1,308
Midstream and marketing	$563	$103	$—	$666
Eliminations	$—	$—	$(297)	$(297)
Consolidated	$6,471	$1,097	$(297)	$7,271

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2024
Oil and gas
Oil	$11,564	$2,259	$—	$13,823
NGL	1,314	293	—	1,607
Gas	314	269	—	583
Other	67	1	—	68
Segment total	$13,259	$2,822	$—	$16,081
Chemical	$3,489	$215	$—	$3,704
Midstream and marketing	$1,118	$293	$—	$1,411
Eliminations	$—	$—	$(643)	$(643)
Consolidated	$17,866	$3,330	$(643)	$20,553

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2023
Oil and gas
Oil	$11,093	$2,255	$—	$13,348
NGL	1,231	266	—	1,497
Gas	737	246	—	983
Other	31	1	—	32
Segment total	$13,092	$2,768	$—	$15,860
Chemical	$3,834	$250	$—	$4,084
Midstream and marketing	$1,524	$302	$—	$1,826
Eliminations	$—	$—	$(783)	$(783)
Consolidated	$18,450	$3,320	$(783)	$20,987

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. As of September 30, 2024 and December 31, 2023, inventories consisted of the following:

millions	September 30, 2024	December 31, 2023

Raw materials	$116	$115
Materials and supplies	1,217	988
Commodity inventory and finished goods	1,050	1,027
	2,383	2,130
Revaluation to LIFO	(108)	(108)
Total	$2,275	$2,022

NOTE 4 - LONG-TERM DEBT

As of September 30, 2024 and December 31, 2023, Occidental’s debt consisted of the following:

millions	September 30, 2024	December 31, 2023
2.900% senior notes due 2024	$—	$654
6.950% senior notes due 2024	—	291
3.450% senior notes due 2024	—	111
3.500% senior notes due 2025	137	137
364-day term loan due 2025 (6.801% as of September 30, 2024)	300	—
5.875% senior notes due 2025	606	606
5.500% senior notes due 2025	465	465
5.550% senior notes due 2026	870	870
3.400% senior notes due 2026	284	284
Two-year term loan due 2026 (6.926% as of September 30, 2024)	2,700	—
3.200% senior notes due 2026	182	182
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
5.000% senior notes due 2027	600	—
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
5.200% senior notes due 2029	1,200	—
Variable rate bonds due 2030 (5.200% and 5.750% as of September 30, 2024 and December 31, 2023, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
5.375% senior notes due 2032	1,000	—
5.550% senior notes due 2034	1,200	—
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
0.000% loan due 2039	19	19
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
(continued on next page)

millions (continued)	September 30, 2024	December 31, 2023
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
6.050% senior notes due 2054	1,000	—
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$24,899	$17,955

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	September 30, 2024	December 31, 2023
Total borrowings at face value	$24,899	$17,955
Adjustments to book value:
Unamortized premium, net	1,062	1,152
Debt issuance costs	(111)	(106)
Net book value of debt	$25,850	$19,001
Long-term finance leases, included in Long-term debt	651	591
Current finance leases, included in current maturities of long-term debt	134	146
Total debt and finance leases	$26,635	$19,738
Less: current finance leases, included in current maturities of long-term debt	(134)	(146)
Less: current maturities of long-term debt	(1,045)	(1,056)
Long-term debt, net	$25,456	$18,536
DEBT ACTIVITY
In February 2024, Occidental entered into the Third Amended and Restated Credit Agreement for the RCF extending its maturity date to June 30, 2028. In May 2024, Occidental amended the RCF to add an additional $150 million commitment, increasing the borrowing capacity to $4.15 billion. In July 2024, Occidental amended and extended the maturity date of its existing receivables securitization facility to July 30, 2027. As of September 30, 2024, the facility had $600 million of available borrowing capacity and no drawn amounts. The facility and the RCF include pricing adjustments based on specified sustainability thresholds and targets.
In connection with the CrownRock Acquisition, Occidental issued $9.7 billion in new debt in July 2024 and assumed $1.2 billion of existing CrownRock debt in August 2024. In the nine months ended September 30, 2024, Occidental used proceeds from divestitures and cash on hand to repay $4.0 billion of debt, which included the satisfaction and discharge of the 5.000% senior notes due 2029 that were acquired with CrownRock.
As of September 30, 2024, Occidental had $1.0 billion of debt maturities due in the next 12 months, excluding the current portion of finance leases.

The table below summarizes Occidental's debt activity for the nine months ended September 30, 2024:

millions	Principal
Total Debt December 31, 2023	$17,955

Borrowings
364-day term loan due 2025	$2,000
Two-year term loan due 2026	2,700
5.000% senior notes due 2027	600
5.200% senior notes due 2029	1,200
5.375% senior notes due 2032	1,000
5.550% senior notes due 2034	1,200
6.050% senior notes due 2054	1,000
Total borrowings	$9,700

Debt Assumptions related to CrownRock
5.625% senior notes due 2025	$868
5.000% senior notes due 2029	376
Total Debt Assumptions	$1,244

Repayments
364-day term loan due 2025	$(1,700)
5.625% senior notes due 2025	(868)
5.000% senior notes due 2029	(376)
6.950% senior notes due 2024	(291)
3.450% senior notes due 2024	(111)
2.900% senior notes due 2024	(654)
Total Repayments	$(4,000)

Total Debt September 30, 2024	$24,899

FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of September 30, 2024 and December 31, 2023, substantially all of which was classified as Level 1, was $25.4 billion and $18.0 billion, respectively.

NOTE 5 - ACQUISITIONS AND DIVESTITURES

CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock, L.P. for total consideration of $12.4 billion, consisting of $9.4 billion of cash consideration (inclusive of certain working capital and other customary purchase price adjustments), 29.6 million shares of common stock of Occidental, and the assumption of $1.2 billion of existing debt of CrownRock. The acquisition closed August 1, 2024, adding to Occidental's oil and gas portfolio in the Permian Basin.
In connection with the CrownRock Acquisition, Occidental issued $5.0 billion of senior notes, a $2.0 billion 364-day term loan, and a $2.7 billion two-year term loan.
The CrownRock Acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The following table summarizes the cash and common stock components of the purchase price:

in millions of dollars and shares (except per-share price)	Total
Cash portion of purchase price	$9,100
Closing Adjustments
Net Working Capital and Other Purchase Price Adjustments	257
Pre-closing dividends declared by Occidental	$13
Total Cash Purchase Price	$9,370
Total shares of Occidental common stock issued	29.6
Occidental common stock share price	$59.38
Stock portion of purchase price	$1,755
Total purchase price	$11,125

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

in millions	August 1, 2024
Fair value of assets acquired:
Cash and cash equivalents	$589
Trade receivables, net	198
Other current assets	67
Property, plant and equipment, oil and gas	11,838
Amount attributable to assets acquired	$12,692
Fair value of liabilities acquired:
Current maturities of long-term debt	$868
Accounts payable	251
Accrued liabilities	23
Long-term debt	378
Asset retirement obligations	47
Amount attributable to liabilities acquired	$1,567
Fair value of net assets acquired:	$11,125

The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their preliminary estimated fair values at the date of the acquisition. The valuation of certain assets, primarily property, was based on preliminary appraisals.

Unproved oil and gas properties were valued primarily using a market approach based on comparable transactions for similar properties.
Proved oil and gas properties were valued using an income approach, which are considered Level 3 fair value estimates and include significant assumptions of future production and timing of production, commodity price assumptions, and operating and capital cost estimates, discounted using an 8.5 percent weighted average cost of capital. Taxes were based on current statutory rates. Future production and timing of production is based on internal reserves estimates and internal economic models for specific proved oil and gas assets. Price assumptions were based on a combination of market information and published industry resources adjusted for historical differentials. Price assumptions ranged from approximately $75 per barrel of oil increasing to approximately $97 per barrel of oil for the 15-year period, with an unweighted arithmetic average price of $84.79 for WTI indexed assets for the same period. Natural gas prices ranged from approximately $2.80 per MCF to $5.10 per MCF for the 15-year period, with an unweighted arithmetic average price of $4.34 for NYMEX based assets for the same period. Both oil and natural gas commodity prices were held flat after 2038 and were adjusted for location and quality differentials. Operating and capital cost estimates were based on current observable costs and were further escalated 2 percent in every period. The weighted average cost of capital is calculated based on industry peers and best approximates the cost of capital an external market participant would expect to obtain.

The following summarizes the unaudited pro forma condensed financial information of Occidental as if the CrownRock Acquisition had occurred on January 1, 2023:

	Three months ended September 30,		Nine months ended September 30,
millions, except per-share amounts	2024	2023	2024	2023

Revenues	$7,367	$7,801	$21,424	$22,912
Net income attributable to common stockholders	$1,075	$1,300	$3,049	$3,139
Net income attributable to common stockholders per share—basic	$1.14	$1.41	$3.28	$3.39
Net income attributable to common stockholders per share—diluted	$1.09	$1.31	$3.08	$3.14

DIVESTITURES
During the third quarter of 2024, Occidental sold non-core assets in the Powder River Basin with near to intermediate term lease expirations and certain Delaware Basin assets in Texas and New Mexico for combined net proceeds of $779 million, subject to customary purchase price adjustments. Occidental recognized a pre-tax loss of $479 million on the asset sales. In addition, Occidental sold 19.5 million of its limited partner units in WES for proceeds of $697 million resulting in a pre-tax gain of $489 million.

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
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes, and at times for other strategies, such as to lock in rates on debt issuances. The value of cash flow hedges was insignificant for all periods presented. As of September 30, 2024, Occidental’s marketing derivatives are not designated as hedges.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments are short-duration physical and financial forward contracts. As of September 30, 2024, the weighted-average settlement price of these forward contracts was $74.07 per barrel and $2.69 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $76.36 per barrel and $2.62 per Mcf for crude oil and natural gas, respectively, as of December 31, 2023. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	September 30, 2024	December 31, 2023
Oil commodity contracts
Volume (MMbbl)	(56)	(20)
Natural gas commodity contracts
Volume (Bcf)	(260)	(113)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
September 30, 2024
Marketing Derivatives
Other current assets	$1,271	$151	$—	$(1,253)	$169
Other long-term assets	34	1	—	(30)	5
Accrued liabilities	(1,178)	(98)	—	1,253	(23)
Deferred credits and other liabilities - other	(30)	—	—	30	—

December 31, 2023
Marketing Derivatives
Other current assets	$1,008	$100	$—	$(1,009)	$99
Other long-term assets	47	1	—	(43)	5
Accrued liabilities	(967)	(64)	—	1,009	(22)
Deferred credits and other liabilities - other	(43)	(6)	—	43	(6)

(a)These amounts do not include collateral. Occidental netted $94 million of collateral received from brokers against derivative assets and $9 million of collateral deposited with brokers against derivatives liabilities as of September 30, 2024. As of December 31, 2023, Occidental netted $42 million of collateral received from brokers against derivative assets and no collateral deposited with brokers against derivative liabilities.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and (losses) related to Occidental's derivative instruments and the location on the Consolidated Condensed Statements of Operations.

millions	Three months ended September 30,		Nine months ended September 30,
Income Statement Classification	2024	2023	2024	2023

Marketing Derivatives (included in Net sales)	$86	$(189)	$(210)	$(331)

CREDIT RISK
The majority of Occidental’s credit risk is related to the physical delivery of energy commodities to its counterparties and their potential inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Occidental also enters into futures contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk, if any.

NOTE 7 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended September 30,		Nine months ended September 30,
millions	2024	2023	2024	2023
Income before income taxes	$1,594	$1,809	$4,239	$4,870
Current
Federal	(286)	(243)	(832)	(689)
State and Local	(19)	(21)	(43)	(53)
Foreign	(196)	(120)	(530)	(482)
Total current tax expense	$(501)	$(384)	$(1,405)	$(1,224)
Deferred
Federal	54	(56)	177	(75)
State and Local	(3)	(2)	(2)	(8)
Foreign	(4)	8	7	(65)
Total deferred tax benefit (expense)	$47	$(50)	$182	$(148)
Total income tax expense	$(454)	$(434)	$(1,223)	$(1,372)
Income from continuing operations	$1,140	$1,375	$3,016	$3,498
Worldwide effective tax rate	28%	24%	29%	28%

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
Approximately 140 countries have agreed to a statement in support of the OECD Pillar Two initiative that proposes a 15% global minimum tax on a jurisdiction-by-jurisdiction basis. A number of countries, including European Union member states, the United Kingdom, and Canada have enacted or are in the process of enacting legislation to be effective in 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which Occidental operates, its cash tax could increase, and its effective tax rate could be negatively impacted. Occidental will continue to monitor proposed legislation and guidance issued by both the OECD as well as the jurisdictions in which it operates to assess the impact on its tax position. We do not expect the provisions effective in 2024 to have a material adverse impact on our results of operations, financial position or cash flows.

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

ENVIRONMENTAL REMEDIATION
As of September 30, 2024, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 159 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of September 30, 2024. The current portion of $131 million is included in accrued liabilities and the remainder of $847 million is included in deferred credits and other liabilities - environmental remediation liabilities.
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	32	$437
Third-Party Sites	64	212
Currently Operated Sites	12	90
Closed or Non-Operated Sites	51	239
Total	159	$978

As of September 30, 2024, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 15 of the 159 sites described above, and 92 of the sites had liabilities from $0 to $1 million each. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 40% of the period-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 159 environmental sites in the table above could be up to $2.7 billion. The status of Occidental's involvement with the sites and related significant assumptions have not changed materially since December 31, 2023.

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
OU1 – The Former Diamond Alkali Plant at 80-120 Lister Avenue in Newark: Maxus and its affiliates implemented an interim remedy of OU1 pursuant to a 1990 Consent Decree, for which OxyChem currently performs maintenance and monitoring. In September 2024, the EPA proposed a final remedy for OU1 for public comment.

OU2 – The Lower 8.3 Miles of the Lower Passaic River: In March 2016, the EPA issued a ROD specifying remedial actions required for OU2. During the third quarter of 2016, and following Maxus’s bankruptcy filing, OxyChem and the EPA entered into an AOC to complete the design of the remedy selected in the ROD. In May 2024, the EPA approved OxyChem's remedial design for OU2. In June 2024, the EPA notified OxyChem that the work required by the AOC has been fully performed in accordance with its terms. In 2016, the EPA sent notice letters to approximately 100 parties notifying them that they were potentially responsible to pay the costs to implement the remedy in OU2. In June 2018, OxyChem filed a complaint under CERCLA in U.S. District Court for the District of New Jersey against numerous potentially responsible parties seeking contribution and cost recovery of amounts incurred or to be incurred to comply with the AOC and the OU2 ROD, or to perform other remediation activities related to the DASS (2018 Contribution Action). The District Court has not adjudicated OxyChem’s relative share of responsibility for those costs. The EPA has estimated the cost to remediate OU2 to be approximately $1.4 billion.
OU3 – Newark Bay Study Area, including Newark Bay and Portions of the Hackensack River, Arthur Kill, and Kill van Kull: Maxus and its affiliates initiated a remedial investigation and feasibility study of OU3 pursuant to a 2004 AOC which was amended in 2010. OxyChem is currently performing feasibility study activities in OU3. In September 2022, the EPA listed the Lower Hackensack River (LHR) on the NPL, and this listed site comprises several existing NPL sites along a portion of that river that flows into OU3. In January 2024, the EPA sent a general notice letter requesting that OxyChem and four other entities coordinate certain investigation activities at the LHR site.
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2 and is located upstream from the Lister Avenue Plant site for which OxyChem inherited legal responsibility. The EPA has estimated the cost to remediate OU4 to be approximately $440 million. At this time, OxyChem's role or responsibilities under the OU4 ROD, and those of other potentially responsible parties, have not been adjudicated. To provide continued, efficient remediation progress, in January 2022, OxyChem offered to design and implement the interim remedy for OU4 subject to certain conditions, including a condition that the EPA would not seek to bar OxyChem’s right to seek contribution or cost recovery from any other parties that are potentially responsible to pay for the OU4 interim remedy. In March 2022, the EPA sent a notice letter to OxyChem and other parties requesting good faith offers to implement the selected remedies at OU2 and OU4. OxyChem submitted a good faith offer in June 2022, reaffirming the offer to design the remedy for OU4 and offering to enter into additional sequential agreements to remediate OU2 and OU4, subject to similar conditions, including that the EPA not seek to bar OxyChem from pursuing contribution or cost recovery from other responsible parties. The EPA did not accept OxyChem's June 2022 offer. In March 2023, the EPA issued a Unilateral Administrative Order (OU4 UAO) in which it directed and ordered OxyChem to design the EPA’s selected interim remedy for OU4 and to provide approximately $93 million in financial assurance to secure its performance. Subject to all its defenses, OxyChem is designing the interim remedy in compliance with the OU4 UAO. Because OxyChem is incurring costs to implement the OU4 UAO, and the EPA is proposing to bar OxyChem's contribution claims against various parties as part of the Alden Leeds litigation described below, including those asserted in the 2018 Contribution Action, OxyChem filed a cost recovery action under CERCLA in March 2023 in the District Court against multiple parties (2023 Cost Recovery Action).
Natural Resource Trustees – In addition to the activities of the EPA and OxyChem in the OUs described above, federal and state natural resource trustees are assessing natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

ALDEN LEEDS LITIGATION
In December 2022, the EPA and the DOJ filed a proposed Consent Decree in the Alden Leeds litigation seeking court approval to settle with 85 parties for a total of $150 million with no requirement that the settling parties perform remediation work. OxyChem believes the proposed settlement is based on an unauthorized, flawed and disproportionate allocation of responsibility and would inappropriately release settling companies from liability to the United States for remediation costs in DASS OU2 and OU4. OxyChem also believes it would bar OxyChem from pursuing contribution against those parties for remediation costs OxyChem had incurred or may incur in the future to design and implement the remedies in OU2 and OU4, including claims OxyChem asserted in the 2018 Contribution Action. The proposed settlement does not address the liability of entities that were excluded from the settlement for the DASS, including OU2, OU3, OU4 or natural resource damages, or the liability of any settling party with respect to OU3 or natural resource damages. The proposed settlement was subject to a public comment period that closed in March 2023. In January 2024, the DOJ filed a proposed Amended Consent Decree in which it excluded three companies from the proposed settlement, among other changes, followed by a motion to approve the Amended Consent Decree.
OxyChem believes the proposed settlement and Amended Consent Decree rely, improperly, on an allocation report prepared by an EPA contractor in which the contractor purported to assign a disproportionate share of the responsibility for remediation costs in OU2 and OU4 to OxyChem. OxyChem also believes that this process was unreasonably limited in scope and unreliably based on voluntary reporting by the settling parties, instead of sworn evidence, publicly available sampling results and historical documents reflecting the operating history and disposal practices of the 82 parties that the EPA proposes to release in this settlement.
OxyChem intends to challenge vigorously the proposed settlement and Amended Consent Decree, as well as the allocation report and process upon which they are based, and to seek contribution and cost recovery from other potentially responsible parties for remediation costs it has incurred or may incur at the DASS. OxyChem filed its response to the motion to approve the Amended Consent Decree in April 2024, to which other parties filed replies in May 2024.
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
While the remedies for OU2 and OU4 are expected to take over ten years to complete, the EPA may seek to require OxyChem to provide additional financial assurance. In the OU4 UAO, the EPA directed OxyChem to post financial assurance of approximately $93 million. Subject to all defenses, OxyChem has complied with this directive. The amount of any additional financial assurance is not subject to estimation at this time. It is uncertain when or to what extent the EPA may take action to compel OxyChem to perform further remediation in OU2 or OU4 or the amount of financial assurance the EPA may attempt to require OxyChem to post. For further information on the Alden Leeds litigation, see Note 9 - Lawsuits, Claims, Commitments and Contingencies.

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
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves for matters, other than for the arbitration award (disclosed below), tax matters or environmental remediation, that satisfy these criteria as of September 30, 2024 were not material to Occidental’s Consolidated Condensed Balance Sheets.
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

ANDES ARBITRATION
As previously disclosed, in April 2024, Andes and the Occidental entities named in the pending actions related to the Andes Arbitration executed a confidential final settlement in which the parties agreed to dismiss all pending legal actions. The settlement resulted in a gain of $182 million, net of taxes, which was included in operating cash flows from discontinued operations.

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
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of September 30, 2024, Occidental would be required to repay approximately $1.4 billion in federal taxes, $28 million in state taxes and accrued interest of $722 million. A liability for the taxes and interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2024, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
millions except per-share amounts	2024	2023	2024	2023
Income from continuing operations	$1,140	$1,375	$3,016	$3,498
Discontinued operations, net of taxes (a)	—	—	182	—
Net income	$1,140	$1,375	$3,198	$3,498
Less: Income attributable to noncontrolling interest	(7)	—	(15)	—
Less: Preferred stock dividends and redemption premiums	(169)	(219)	(509)	(754)
Net income attributable to common stock	$964	$1,156	$2,674	$2,744
Less: Net income allocated to participating securities	(5)	(7)	(15)	(17)
Net income, net of participating securities	$959	$1,149	$2,659	$2,727
Weighted-average number of basic shares	927.5	884.0	902.1	891.9
Basic income per common share	$1.03	$1.30	$2.95	$3.06
Net income attributable to common stock	$964	$1,156	$2,674	$2,744
Less: Net income allocated to participating securities	(4)	(6)	(14)	(16)
Net income, net of participating securities	$960	$1,150	$2,660	$2,728
Weighted-average number of basic shares	927.5	884.0	902.1	891.9
Dilutive securities	48.2	74.2	59.3	72.5
Dilutive effect of potentially dilutive securities	975.7	958.2	961.4	964.4
Diluted income per common share	$0.98	$1.20	$2.77	$2.83
(a) See Note 9 - Lawsuits, Claims, Commitments and Contingencies.

For the three months ended September 30, 2024 warrants for 83.9 million shares of Occidental common stock were excluded from diluted shares as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, there were no Occidental common stock warrants nor options that were excluded from diluted shares.
The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2024:

Period	Exercise of Warrants (a)	CrownRock Acquisition	Other (b)	Treasury Stock Purchases (c)	Common Stock Outstanding (d)
December 31, 2023					879,463,103
First Quarter 2024	3,277,628	—	3,978,999	—	886,719,730
Second Quarter 2024	18,875,864	—	94,789	(130,424)	905,559,959
Third Quarter 2024	3,032,136	29,560,619	21,504	—	938,174,218
Total	25,185,628	29,560,619	4,095,292	(130,424)	938,174,218
(a)    $554 million of cash was received in the first nine months of 2024 from of the exercise of common stock warrants.
(b)    Consists of issuances from the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.
(c)    Included purchases of shares from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(d)    As of September 30, 2024, Occidental had 74.3 million outstanding warrants with a strike of $22.00 per share and 83.9 million of Berkshire warrants with a strike of $59.62 per share.

NOTE 11 - SEGMENTS

Occidental conducts its operations through three segments: oil and gas, chemical and midstream and marketing. Income taxes, interest income, interest expense, environmental remediation expenses and unallocated corporate expenses are included under corporate and eliminations. Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions. The following table presents Occidental’s industry segments:

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Three months ended September 30, 2024
Net sales	$5,697	$1,246	$440	$(210)	$7,173
Income (loss) before income taxes	$1,165	$304	$631	$(506)	$1,594
Income tax expense	—	—	—	(454)	(454)
Income (loss) from continuing operations	$1,165	$304	$631	$(960)	$1,140

Three months ended September 30, 2023
Net sales	$5,594	$1,309	$552	$(297)	$7,158
Income (loss) before income taxes	$1,969	$373	$(130)	$(403)	$1,809
Income tax expense	—	—	—	(434)	(434)
Income (loss) from continuing operations	$1,969	$373	$(130)	$(837)	$1,375

millions	Oil and gas (a)	Chemical	Midstream and marketing (b)	Corporate and eliminations (c)	Total
Nine months ended September 30, 2024
Net sales	$16,081	$3,706	$821	$(643)	$19,965
Income (loss) before income taxes	$4,042	$854	$714	$(1,371)	$4,239
Income tax expense	—	—	—	(1,223)	(1,223)
Income (loss) from continuing operations	$4,042	$854	$714	$(2,594)	$3,016

Nine months ended September 30, 2023
Net sales	$15,860	$4,089	$1,919	$(783)	$21,085
Income (loss) before income taxes	$4,668	$1,281	$(158)	$(921)	$4,870
Income tax expense	—	—	—	(1,372)	(1,372)
Income (loss) from continuing operations	$4,668	$1,281	$(158)	$(2,293)	$3,498
(a)    The three and nine months ended September 30, 2024 included $572 million of losses primarily related to the sale of non-core onshore U.S. assets. The nine months ended September 30, 2024 also included a $54 million international legal settlement provision. The three and nine months ended September 30, 2023 included the sale of certain properties in the Permian Basin for a net gain of $142 million. The nine months ended September 30, 2023 also included a $180 million impairment related to undeveloped acreage in the Powder River Basin, a $29 million impairment related to an equity method investment in the Black Butte Coal Company and a $26 million litigation settlement gain.
(b)    The three months ended September 30, 2024 included a $489 million gain on the sale of 19.5 million limited partner units in WES, a $21 million impairment charge on non-core gas processing assets, and $142 million of net derivative gains. The nine months ended September 30, 2024 included a $489 million gain on the sale of 19.5 million limited partner units in WES and a $21 million impairment charge on non-core gas processing assets, $56 million of net derivative gains, $158 million of income from equity investments related to Occidental's share of WES's gains on asset divestitures and a $27 million fair value gain on the TerraLithium equity investment. The three and nine months ended September 30, 2023 included $81 million and $41 million of net derivative losses, respectively, and $34 million and $60 million of asset impairments and other charges, respectively, and a $51 million gain on the sale of 5.1 million limited partner units in WES.
(c)    The three and nine months ended September 30, 2024 included $56 million and $141 million of CrownRock Acquisition-related costs, respectively. The nine months ended September 30, 2023 included a $65 million deferred tax charge related to the Algeria contract renewal and a $260 million gain related to a Maxus environmental reserve adjustment.

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including future rulemaking. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures; risks associated with acquisitions (including our recently completed acquisition of CrownRock, L.P.), mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections, projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; government actions, war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events; health, safety and environmental (HSE) risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low-carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the scope and duration of global or regional health pandemics or epidemics, and actions taken by government authorities and other third parties in connection therewith; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s Annual Report on Form 10-K for the year ended December 31, 2023, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the three months ended September 30, 2024 was $75.09, compared to $80.56 for the three months ended June 30, 2024 and $82.26 for the three months ended September 30, 2023. Changes in prices could result in adjustments in capital investment levels and allocation, which impact production volumes. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, evolving macro-economic environment that impacts energy demand, future actions by OPEC and non-OPEC oil producing countries, the Russia-Ukraine war and the conflicts in the Middle East, and the U.S. Government's management of the U.S. Strategic Petroleum Reserve. Seasonality is not a primary driver of changes in Occidental's consolidated quarterly earnings.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, proactive contract management and working closely with vendors to secure the supply of critical materials. As of September 30, 2024, substantially all of Occidental's outstanding debt was fixed rate.

STRATEGIC PRIORITIES
Occidental’s capital and operational priorities are intended to maximize cash flow through focused investments in short and medium-cycle projects to enhance current year and future cash flows. Occidental's strategic priorities include:

■Maintain production base to preserve asset base integrity and longevity;
■Deliver a sustainable and growing dividend;
■Enhance its asset base with new investments in its cash-generative energy and chemical businesses as well as emerging low-carbon businesses;
■Advance technologies and business solutions to help drive a sustainable low-carbon future; and
■Prioritize the proceeds from asset divestitures and excess cash flow for deleveraging until principal debt is below $15 billion.

During the first nine months of 2024, Occidental generated cash flow from continuing operations of $8.2 billion and incurred capital expenditures of $5.2 billion.

DEBT
As of September 30, 2024, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and storage activities; and environmental remediation matters.
In connection with the CrownRock Acquisition, Occidental issued $9.7 billion in new debt in July 2024 and assumed $1.2 billion of existing CrownRock debt in August 2024. Occidental's credit ratings were reaffirmed by credit agencies post bond offering launch. In the three months ended September 30, 2024, Occidental repaid $4.0 billion of debt. As of September 30, 2024, Occidental had approximately $1.0 billion of debt maturities due in the next 12 months, excluding the current portion of finance leases. For information on Occidental's debt activity, see Note 4 - Long-Term Debt in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

SHAREHOLDER RETURNS
During the nine months ended September 30, 2024, Occidental declared dividends to common shareholders of $606 million or $0.66 per share.

CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock, L.P. for total consideration of $12.4 billion, consisting of $9.4 billion of cash consideration (inclusive of certain working capital and other customary purchase price adjustments), 29.6 million shares of common stock of Occidental, and the assumption of $1.2 billion of existing debt of CrownRock. The acquisition closed August 1, 2024, adding to Occidental's oil and gas portfolio in the Permian Basin. See Note 5 - Acquisitions and Divestitures in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

DIVESTITURE PROGRAM
During the third quarter of 2024, Occidental sold non-core assets in the Powder River Basin with near to intermediate term lease expirations and certain Delaware Basin assets in Texas and New Mexico for combined net proceeds of $779 million. Occidental recognized a pre-tax loss of $479 million on the asset sales. In addition, Occidental sold 19.5 million of its limited partner units in WES for proceeds of $697 million resulting in a pre-tax gain of $489 million.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

millions	Three months ended September 30, 2024	% Change	Three months ended June 30, 2024
Net income
Oil and gas (a)	$1,165	(29)%	$1,639
Chemical	304	3%	296
Midstream and marketing (a)	631	444%	116
Total	2,100	2%	2,051
Unallocated Corporate Items (a)
Interest expense, net	(312)	(24)%	(252)
Income tax expense	(454)	2%	(465)
Corporate and other items, net	(194)	(18)%	(164)
Income from continuing operations	1,140	(3)%	1,170
Net income	1,140	(3)%	1,170
Less: Net income attributable to noncontrolling interest	(7)	13%	(8)
Less: Preferred stock dividends and redemption premiums	(169)	1%	(170)
Net income attributable to common stockholders	$964	(3)%	$992
Net income per share attributable to common stockholders - diluted	$0.98	(5)%	$1.03

millions	Nine months ended September 30, 2024	% Change	Nine months ended September 30, 2023
Net income
Oil and gas (a)	$4,042	(13)%	$4,668
Chemical (a)	854	(33)%	1,281
Midstream and marketing (a)	714	552%	(158)
Total	5,610	(3)%	5,791
Unallocated Corporate Items (a)
Interest expense, net	(848)	(21)%	(698)
Income tax expense	(1,223)	11%	(1,372)
Corporate and other items, net	(523)	(135)%	(223)
Income from continuing operations	3,016	(14)%	3,498
Discontinued operations, net of taxes (a)	182		—
Net income	3,198	(9)%	3,498
Less: Net income attributable to noncontrolling interest	(15)		—
Less: Preferred stock dividends and redemption premiums	(509)	32%	(754)
Net income attributable to common stockholders	$2,674	(3)%	$2,744

Net income per share attributable to common stockholders - diluted	$2.77	(2)%	$2.83
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Nine months ended
millions	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Oil and gas
Gains (losses) on sales of assets and other, net	$(572)	$—	$(572)	$142
Legal settlements	—	(10)	(54)	26
Asset impairments	—	—	—	(209)
Total oil and gas	(572)	(10)	(626)	(41)

Chemical
Legal settlements	—	—	(6)	—
Total Chemical	—	—	(6)	—

Midstream and marketing
Asset sales gains and other, net (a)	490	35	647	51
TerraLithium fair value gain	—	27	27	—
Asset impairments and other charges (b)	(21)	—	(21)	(60)
Derivative gains (losses), net (b)	142	5	56	(41)
Total midstream and marketing	611	67	709	(50)

Corporate
Acquisition-related costs (c)	(56)	(29)	(141)	—
Maxus receivable	—	—	—	260
Total corporate	(56)	(29)	(141)	260

Income tax impact on items affecting comparability	4	(9)	2	(37)
Income tax impact on Algeria contract renewal	—	(20)	(20)	(65)
Income (loss)	(13)	(1)	(82)	67
Preferred redemption premiums	—	—	—	(187)
Discontinued operations, net of taxes	—	—	182	—
Total	$(13)	$(1)	$100	$(120)

(a)    Included amounts from gains (losses) on sales of assets and other, net and income from equity investments and other in the Consolidated Condensed Statement of Operations.
(b)    Included amounts from income from equity investments and other in the Consolidated Condensed Statement of Operations.
(c)    The three and nine months ended September 30, 2024 included $7 million and $66 million of financing costs, respectively, and the three months ended June 30, 2024 included $15 million of financing costs related to the CrownRock Acquisition. The remaining amounts for each period are related to CrownRock transaction costs.

Q3 2024 compared to Q2 2024
Excluding the impact of items affecting comparability, net income for the three months ended September 30, 2024, compared to the three months ended June 30, 2024 decreased, driven by lower crude oil commodity prices in the oil and gas segment, higher interest expense due to increase in long-term debt for the acquisition of CrownRock, and lower earnings in the midstream and marketing results due to lower equity method investment income from WES, partially offset by increased crude oil and NGL sales volumes, primarily from the CrownRock Acquisition, and other production increases in the Permian Basin.

YTD 2024 compared to YTD 2023
Excluding the impact of items affecting comparability, net income for the nine months ended September 30, 2024, compared to the same period in 2023, decreased, driven by lower realized pricing across most product lines, primarily caustic soda in the chemical segment and lower domestic gas prices in the oil and gas segment, partially offset by increased sales volumes in the oil and gas segment and higher gas marketing margins due to transportation capacity optimization in the midstream and marketing segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

	Three months ended		Nine months ended
millions	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net sales	$7,173	$6,817	$19,965	$21,085
Interest, dividends and other income	$60	$34	$130	$107
Gains (losses) on sales of assets and other, net	$(79)	$28	$(52)	$197
Oil and gas operating expense	$1,207	$1,179	$3,547	$3,400
Transportation and gathering expense	$407	$405	$1,165	$1,122
Chemical and midstream cost of sales	$806	$821	$2,369	$2,218
Purchased commodities	$83	$89	$258	$1,508
Selling, general and administrative expenses	$268	$259	$786	$776
Other operating and non-operating expense	$334	$344	$1,088	$646
Taxes other than on income	$256	$265	$756	$862
Depreciation, depletion and amortization	$1,926	$1,775	$5,394	$5,142
Asset impairments and other charges	$21	$—	$21	$209
Acquisition-related costs	$49	$14	$75	$—
Exploration expense	$57	$83	$206	$329
Interest and debt expense, net	$312	$252	$848	$698
Income from equity investments and other	$166	$242	$709	$391
Income tax expense	$(454)	$(465)	$(1,223)	$(1,372)
Discontinued operations, net of taxes	$—	$—	$182	$—
Q3 2024 compared to Q2 2024
Net sales increased for the three months ended September 30, 2024, compared to the three months ended June 30, 2024, due to higher domestic crude oil and NGL volumes in the oil and gas segment, primarily from the CrownRock Acquisition, and other production increases in the Permian Basin.

YTD 2024 compared to YTD 2023
Net sales decreased for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to lower realized prices across most products in the chemical segment and lower domestic natural gas prices in the oil and gas segment, partially offset by higher oil prices in the oil and gas segment.

Gains (losses) on sales of assets and other, net for the nine months ended September 30, 2024 included the sale of non-core assets in the Powder River Basin with near to intermediate term lease expirations and certain Delaware Basin assets in Texas and New Mexico for combined net proceeds of $779 million. Occidental recognized a pre-tax loss of $479 million on the asset sales. In addition, Occidental sold 19.5 million of its limited partner units in WES for proceeds of $697 million resulting in a pre-tax gain of $489 million.
Purchased commodities decreased for the nine months ended September 30, 2024, compared to the same period in 2023, due to lower volumes on third-party crude purchases as certain crude supply contracts expired in 2023 in the midstream and marketing segment.
Other operating and non-operating expense increased for the nine months ended September 30, 2024, compared to the same period in 2023, due to the $260 million remeasurement of the valuation allowance for the Maxus Liquidating Trust recorded in 2023 and higher legal settlement costs and increases in compensation costs in 2024.
Depreciation, depletion and amortization increased for the nine months ended September 30, 2024, compared to the same period in 2023, primarily related to increased sales volumes in the Permian Basin and Rockies.
Income from equity investments and other increased for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to gains on sales of assets and higher operating income recognized by WES.
Income from discontinued operations, net of taxes for the nine months ended September 30, 2024 resulted from a legal settlement related to the Andes Arbitration. For further information on the Andes Arbitration, see Note 9 - Lawsuits, Claims, Commitments and Contingencies.

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
The midstream and marketing segment also includes Occidental's low-carbon ventures businesses. Occidental's low-carbon ventures businesses seek to leverage Occidental’s legacy of carbon management experience to develop carbon capture, utilization and storage projects, including the commercialization of direct air capture technology, invest in other low-carbon technologies intended to reduce greenhouse gas emissions from Occidental's operations and strategically partner with other industries to help reduce their emissions.

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Sales Volumes per Day
Oil (Mbbl)
United States	611	553	551	535
International	100	104	104	107
NGL (Mbbl)
United States	307	249	266	248
International	37	39	38	34
Natural Gas (MMcf)
United States	1,608	1,371	1,423	1,300
International	525	518	516	473
Total Sales Volumes (Mboe) (a)	1,411	1,260	1,282	1,220
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended		Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Average Realized Prices
Oil ($/Bbl)
United States	$74.81	$79.79	$76.68	$75.93
International	$78.54	$80.40	$79.07	$77.50
Total Worldwide	$75.33	$79.89	$77.06	$76.19
NGL ($/Bbl)
United States	$19.50	$20.19	$20.22	$20.43
International	$28.48	$28.11	$28.31	$29.03
Total Worldwide	$20.47	$21.23	$21.22	$21.45
Natural Gas ($/Mcf)
United States	$0.40	$0.54	$0.81	$2.09
International	$1.90	$1.91	$1.89	$1.89
Total Worldwide	$0.76	$0.92	$1.10	$2.04

Average Index Prices
WTI oil ($/Bbl)	$75.09	$80.56	$77.54	$77.41
Brent oil ($/Bbl)	$78.41	$84.95	$81.73	$82.10
NYMEX gas ($/Mcf)	$2.37	$1.99	$2.24	$2.92

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	100%	99%	99%	98%
Worldwide oil as a percentage of average Brent	96%	94%	94%	93%
Worldwide NGL as a percentage of average WTI	27%	26%	27%	28%
Domestic natural gas as a percentage of average NYMEX	17%	27%	36%	72%

Q3 2024 compared to Q2 2024
Oil and gas segment earnings decreased to $1.2 billion for the three months ended September 30, 2024, compared with segment earnings of $1.6 billion for the three months ended June 30, 2024. Excluding the impact of items affecting comparability, oil and gas segment earnings increased due to higher domestic crude oil and NGL sales volumes primarily related to the CrownRock Acquisition and other production increases in the Permian Basin, partially offset by lower domestic crude oil prices.
The increase in average daily sales volumes of 151 Mboe/d for the three months ended September 30, 2024, compared to the three months ended June 30, 2024, was primarily due to the CrownRock Acquisition and other production increases in the Permian Basin.

YTD 2024 compared to YTD 2023
Oil and gas segment earnings were $4.0 billion for the nine months ended September 30, 2024, compared to $4.7 billion for the nine months ended September 30, 2023. Excluding the impact of items affecting comparability, oil and gas segment earnings slightly decreased primarily due to lower domestic gas prices, partially offset by higher sales volumes.
Average daily sales volumes increased for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily related to increased U.S. onshore production, including volumes from the CrownRock

Acquisition, and higher Al Hosn Gas production, as the Al Hosn Gas expansion project was completed in the three months ended June 30, 2023.
The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three months ended June 30, 2024 (b)	Price Realizations	Net Sales Volumes	Three months ended September 30, 2024 (b)
United States Revenue
Oil	$4,011	$(281)	$474	$4,204
NGL	403	—	92	495
Natural gas	67	(11)	4	60
Total	$4,481	$(292)	$570	$4,759
International Revenue
Oil (a)	$761	$(13)	$(22)	$726
NGL	97	2	(2)	97
Natural gas	91	(1)	1	91
Total	$949	$(12)	$(23)	$914

		Increase (Decrease) Related to
millions	Nine months ended September 30, 2023 (b)	Price Realizations	Net Sales Volumes	Nine months ended September 30, 2024 (b)
United States Revenue
Oil	$11,093	$116	$355	$11,564
NGL	1,231	4	79	1,314
Natural gas	737	(494)	71	314
Total	$13,061	$(374)	$505	$13,192
International Revenue
Oil (a)	$2,255	$36	$(32)	$2,259
NGL	266	(5)	32	293
Natural gas	246	(5)	28	269
Total	$2,767	$26	$28	$2,821
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT
Q3 2024 compared to Q2 2024
Chemical segment earnings for the three months ended September 30, 2024 were $304 million, compared to $296 million for the three months ended June 30, 2024, remained essentially flat as market conditions remained relatively unchanged.

YTD 2024 compared to YTD 2023
Chemical segment earnings for the nine months ended September 30, 2024 were $854 million, compared to $1.3 billion for the nine months ended September 30, 2023. The decrease in segment earnings was due to lower realized pricing across most product lines, primarily caustic soda, partially offset by improved demand across most product lines and favorable energy and ethylene costs.

MIDSTREAM AND MARKETING SEGMENT
Q3 2024 compared to Q2 2024
Midstream and marketing segment earnings for the three months ended September 30, 2024 were $631 million, compared to segment earnings of $116 million for the three months ended June 30, 2024. Excluding the impact of items affecting comparability, midstream and marketing third quarter results decreased due to lower equity method investment income from WES and decreased ownership after the sale of limited partner units in August 2024.

YTD 2024 compared to YTD 2023
Midstream and marketing segment earnings for the nine months ended September 30, 2024 were $714 million, compared to segment losses of $158 million for the nine months ended September 30, 2023. Excluding the impact of items affecting comparability, midstream and marketing results increased due to higher gas marketing margin from transportation capacity optimization and higher equity method investment income from WES.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended		Nine months ended
millions, except percentages	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Income before income taxes	$1,594	$1,635	$4,239	$4,870
Income tax expense
Domestic - federal and state	(254)	(274)	(700)	(825)
International	(200)	(191)	(523)	(547)
Total income tax expense	(454)	(465)	(1,223)	(1,372)
Income from continuing operations	$1,140	$1,170	$3,016	$3,498
Worldwide effective tax rate	28%	28%	29%	28%

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of September 30, 2024, Occidental's sources of liquidity included $1.8 billion of cash and cash equivalents, $4.15 billion of borrowing capacity under its RCF, and $600 million of available borrowing capacity on its receivables securitization facility. In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement for the RCF extending the maturity date to June 30, 2028, and in May 2024, Occidental amended the RCF to increase its borrowing capacity by an additional $150 million to $4.15 billion. In July 2024, Occidental amended and extended the maturity date of its existing receivables securitization facility to July 30, 2027, maintaining $600 million of available borrowing capacity. There were no borrowings outstanding on Occidental's RCF or receivables securitization facility as of September 30, 2024.

Operating Cash Flows
Operating cash flow from continuing operations was $8.2 billion for the nine months ended September 30, 2024, compared to $9.1 billion for the nine months ended September 30, 2023. The decrease in operating cash flow from continuing operations compared to the same period in 2023, was primarily due to working capital cash uses related to timing of crude sales and changes in crude oil prices in the midstream and marketing segment and lower realized pricing across most product lines in the chemical segment, primarily caustic soda.

Investing Cash Flows
Occidental’s net cash used by investing activities was $12.8 billion for the nine months ended September 30, 2024, compared to $5.0 billion for the nine months ended September 30, 2023. Investing activities include the purchase price of the CrownRock Acquisition consisting of $8.8 billion of net cash consideration (inclusive of cash acquired, certain working capital and other customary purchase price adjustments). See Note 5 - Acquisitions and Divestitures in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on $1.6 billion of divestitures.
Capital expenditures, of which the majority were for the oil and gas segment, were approximately $5.2 billion for the nine months ended September 30, 2024, compared to $4.7 billion for the nine months ended September 30, 2023. The increase in capital spending for the nine months ended September 30, 2024 represented the continued construction of STRATOS, Occidental’s first large-scale DAC facility in Ector County, Texas, increased activities in the domestic oil and gas segment, and the continued expansion and conversion activities of OxyChem’s Battleground chlor-alkali plant to membrane technology.

Financing Cash Flows
Occidental’s net cash provided by financing activities was $5.0 billion for the nine months ended September 30, 2024, which included net proceeds from debt issuance of $9.6 billion, proceeds from the issuance of common stock of $571 million primarily related to warrant exercises, and payments of cash dividends of $1.1 billion. Occidental repaid $4.0 billion of debt in the nine months ended September 30, 2024. See Note 4 - Long-Term Debt in the notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for a rollforward of debt activity.
Cash used in financing activities for the nine months ended September 30, 2023 was $4.4 billion, which included treasury share repurchases of $1.6 billion, preferred stock redemptions of $1.7 billion and cash dividends paid of $1.0 billion.
Occidental’s Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2025, which, if put in whole, would require a payment of approximately $381 million at such date. None of the outstanding Zero Coupons were put to Occidental in October 2024. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF and other committed facilities to satisfy the put should it be exercised.
As of September 30, 2024, and through the date of this filing, Occidental was in compliance with all covenants in its financing agreements. As of September 30, 2024, Occidental has debt maturities of $1.5 billion in 2025, $4.1 billion in 2026, $1.5 billion in 2027 and $17.8 billion thereafter. Occidental currently expects its cash on hand, operating cash flows and funds available from the RCF and other committed facilities to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of September 30, 2024, Occidental had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2023 Form 10-K.

SHARE REPURCHASE PROGRAM
As of September 30, 2024, Occidental has approximately $1.2 billion remaining under its share repurchase program, which was authorized in 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended September 30, 2024, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2023 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2024.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the nine months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions) (b)
First Quarter 2024	—	$—	—
Second Quarter 2024	130,424	$67.71	—
July 1 - 31, 2024	—	$—	—
August 1 - 31, 2024	—	$—	—
September 1 - 30, 2024	—	$—	—
Third Quarter 2024	—	$—	—
Total 2024	130,424	$67.71	—	$1,223
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

Item 5. Other Information

During the three months ended September 30, 2024, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1
Indenture, dated as of August 8, 2019, between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K of Occidental filed on August 8, 2019, File No. 1-9210).

4.2
Officer’s Certificate pursuant to the Indenture, dated as of July 26, 2024, establishing the Notes and their terms (filed as Exhibit 4.2 to the Current Report on Form 8-K of Occidental filed on July 26, 2024, File No. 1-9210).

4.3	Form of Senior Notes due 2027 (included as Exhibit A to Exhibit 4.2) (filed as Exhibit 4.3 to the Current Report on Form 8-K of Occidental filed on July 26, 2024, File No. 1-9210).

4.4	Form of Senior Notes due 2029 (included as Exhibit B to Exhibit 4.2) (filed as Exhibit 4.4 to the Current Report on Form 8-K of Occidental filed on July 26, 2024, File No. 1-9210).

4.5	Form of Senior Notes due 2032 (included as Exhibit C to Exhibit 4.2) (filed as Exhibit 4.5 to the Current Report on Form 8-K of Occidental filed on July 26, 2024, File No. 1-9210).

4.6	Form of Senior Notes due 2034 (included as Exhibit D to Exhibit 4.2) (filed as Exhibit 4.6 to the Current Report on Form 8-K of Occidental filed on July 26, 2024, File No. 1-9210).

4.7	Form of Senior Notes due 2054 (included as Exhibit E to Exhibit 4.2) (filed as Exhibit 4.7 to the Current Report on Form 8-K of Occidental filed on July 26, 2024, File No. 1-9210).

10.1
Registration Rights Agreement, dated August 1, 2024, by and among Occidental Petroleum Corporation, CrownRock Holdings, L.P., and CrownRock GP, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K of Occidental filed on August 1, 2024, File No. 1-9210).

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

OCCIDENTAL PETROLEUM CORPORATION

November 12, 2024	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller