Form 10-K
period 2024-12-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2025-02-18
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934		☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	December 31, 2024		For the transition period from to

Commission File Number 1-9210
Occidental Petroleum Corporation
(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization	Delaware
I.R.S. Employer Identification No.	95-4035997
Address of principal executive offices	5 Greenway Plaza, Suite 110	Houston,	Texas
Zip Code	77046
Registrant’s telephone number, including area code	(713)	215-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	OXY	New York Stock Exchange
Warrants to Purchase Common Stock, $0.20 par value	OXY WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.              ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☑
The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant was approximately $59.2 billion computed by reference to the closing price on the New York Stock Exchange of $63.03 per share of Common Stock on June 28, 2024.
As of January 31, 2025, there were 938,500,965 shares of Common Stock outstanding, par value $0.20 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, relating to its 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

ABBREVIATIONS USED WITHIN THIS DOCUMENT
AOC	Administrative Order on Consent
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
Anadarko Acquisition	a transaction pursuant to the Agreement and Plan of Merger dated May 9, 2019, in which Occidental acquired all of the outstanding shares of Anadarko on August 8, 2019, and in which a wholly owned subsidiary of Occidental merged with and into Anadarko
Andes	Andes Petroleum Ecuador Ltd.
ARO	asset retirement obligations
Bcf	billions of cubic feet
Bcf/d	billions of cubic feet per day
Berkshire Hathaway	Berkshire Hathaway Inc.
BlackRock	BlackRock Inc., which has formed a joint venture with Occidental on the construction of STRATOS
BLM	U.S. Bureau of Land Management
the Board	Occidental Board of Directors
Boe	barrels of oil equivalent
BOEM	U.S. Bureau of Ocean Energy Management
CAD	Canadian dollar
CCUS	carbon capture, utilization and storage
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CEO	chief executive officer
CO2	carbon dioxide
CODM	chief operating decision maker
Common Stock Warrants	a distribution of warrants to holders of Occidental common stock
CROCE	cash return on capital employed
CROCEI	cash return on capital employed incentive
CrownRock	CrownRock, L.P.
CrownRock Acquisition	acquisition of all of the outstanding partnership interests of CrownRock by Occidental
DAC	direct air capture
DASS	Diamond Alkali Superfund Site
DD&A	depreciation, depletion and amortization
DEL	Dolphin Energy Limited
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DSCC	Diamond Shamrock Chemicals Company
ECMC	Colorado Energy and Carbon Management Commission, formerly the Colorado Oil & Gas Conservation Commission
EDC	ethylene dichloride
EOR	enhanced oil recovery
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
Exchange Act	Securities Exchange Act of 1934
GAAP	Generally accepted accounting principles
GHG	greenhouse gas
GOA	Gulf of America
HSE	health, safety and environmental
IRA	Inflation Reduction Act
IRS	Internal Revenue Service
Kerr-McGee	Kerr-McGee Corporation and certain of its subsidiaries
LIFO	last-in, first-out
Maxus	Maxus Energy Corporation
Mbbl	thousands of barrels
Mbbl/d	thousands of barrels per day
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet

ABBREVIATIONS USED WITHIN THIS DOCUMENT
MMbbl	millions of barrels
MMbtu	million British thermal units
MMcf	millions of cubic feet
MMcf/d	millions of cubic feet per day
NAV	net asset value
NCI	noncontrolling interest
NEPA	National Environmental Policy Act
NGL	natural gas liquids
NPL	National Priorities List
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OCI	other comprehensive income
OECD	Organization for Economic Cooperation and Development
OLCV	Oxy Low Carbon Ventures, LLC and its consolidated subsidiaries
OPEC	Organization of the Petroleum Exporting Countries
Options	stock options
OTC	over-the-counter
OU	operable unit
OxyChem	Occidental Chemical Corporation and its consolidated subsidiaries
the Plans	the stockholder-approved 2015 Long-Term Incentive Plan, as amended and restated, for certain employees and directors and the Phantom Share Unit Award Plan
PP&E	property, plant & equipment
PSC	production sharing contracts
PUD	proved undeveloped
PVC	polyvinyl chloride
RCF	revolving credit facility
Reserves Committee	Corporate Reserves Review Committee
ROD	Record of Decision
RSUs	restricted stock units
Ryder Scott	Ryder Scott Company, L.P.
S&P 500	Standard & Poor’s 500 Stock Index
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sonatrach	the national oil and gas company of Algeria
SPEE	Society of Petroleum Evaluation Engineers
STEP	Strategic Technical Excellence Program
STRATOS	Occidental’s first large-scale DAC facility in Ector County, Texas
TSRI	total shareholder return incentive
UAE	United Arab Emirates
VCM	vinyl chloride monomer
Waha	natural gas trading hub in the Permian Basin
WES	Western Midstream Partners, LP
WTI	west Texas intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2024 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2024

table of contents	BUSINESS AND PROPERTIES
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

GENERAL

Occidental is an international energy company with premier diversified assets primarily located in the United States, the Middle East and North Africa and distinguished operational capabilities that create a runway for sustainable shareholder value accretion. Occidental is one of the largest oil and gas producers in the U.S., where it is a leading producer in the Permian and DJ basins, and offshore Gulf of America, and it is the largest independent oil producer in Oman. Occidental’s midstream and marketing segment provides flow assurance and enhances the value of the oil and gas segment. Oxy Low Carbon Ventures, a subsidiary within the midstream and marketing segment, is advancing leading-edge technologies and decarbonization solutions, including direct air capture, lithium development and near-zero emissions power, that seek to economically grow the business while reducing emissions. Occidental’s chemical subsidiary, OxyChem, is a leading North American manufacturer that produces the building blocks for life-enhancing products, including drinking water, medical supplies and construction materials.

HUMAN CAPITAL RESOURCES

Occidental’s culture is built upon the following core values:

■Lead with Passion
■Outperform Expectations
■Deliver Results Responsibly
■Unleash Opportunities
■Commit to Good

Occidental’s human capital resources and programs are managed by its Human Resources department, with support from business leaders across the Company. Occidental’s senior management team plays a key role in setting and monitoring Occidental’s culture, values and broader human capital management practices, with oversight by Occidental’s Board of Directors, the Sustainability and Shareholder Engagement Committee of the Board and the Environmental, Health and Safety Committee of the Board. To enhance senior leadership’s engagement with employees, Occidental hosts quarterly executive virtual conversations led by its President and CEO, Vicki Hollub, who along with other executives reviews financial and operational performance and responds to employee questions.
Occidental strives to create an environment where employees’ differences are appreciated, celebrated and encouraged. Occidental has attracted, and continues to recruit, a diverse workforce of exceptional talent. This diversity enriches Occidental’s culture and its employees' experiences on the job and contributes to an innovative and effective business model that encourages local communities to thrive.
The Human Resources department supports eleven voluntary Employee Resource Groups, which promote peer engagement and education to help advance inclusion and a sense of belonging of employees with common interests.

TALENT ATTRACTION, DEVELOPMENT AND RETENTION
Occidental recruits candidates in numerous ways, including through job fairs, professional societies and campus recruiting, including expanded recruiting at diverse colleges and universities.
To attract and retain talent, Occidental has implemented programs that afford employees more flexibility and promote increased work-life balance. Among them is the Balanced Workplace Program under which eligible office-based employees may opt to work three days in the office and two days at home each week.
In addition, Occidental’s global STEP was formed to recruit, develop and retain highly skilled and valued geoscientists, engineers, scientists and other petrotechnical professionals who collectively drive innovation, advance performance and inspire the future of energy development. STEP is a highly valued program for individual contributors to focus and advance on a technical, non-managerial career path, providing a competitive advantage for Occidental through the optimum application of technology. The Chief Petrotechnical Officer leads all aspects of STEP and reports directly to Occidental’s President and CEO.

OXY 2024 FORM 10-K	3

table of contents	BUSINESS AND PROPERTIES
Occidental employees have access to extensive development and training opportunities and programs to expand their personal and professional skills and knowledge. Occidental’s approach to education includes leadership/management training to develop leadership skills at all levels and expanded on-demand professional and development classes and mentoring to enhance critical business skills, broaden employee networks, and engage its employees.

EMPLOYEE COMPENSATION AND BENEFITS
Occidental’s compensation and benefits program is designed to attract and retain the talent necessary to achieve its business strategy. The compensation and benefits program recognizes and rewards strong Company and individual performance with competitive base salaries, as well as an annual bonus program, recognition awards, long-term performance incentives and advancement opportunities for eligible individuals. Occidental’s compensation and benefits program is routinely reviewed and benchmarked to ensure competitiveness and to provide the benefits that matter most to current and future employees.
Occidental strives to give employees the tools and resources they need to succeed both professionally and personally and to foster a safe and collaborative work environment. To that end, Occidental offers, and regularly evaluates, its comprehensive health, welfare and retirement and savings benefits plans, professional memberships and work-life balance benefits. It also provides programs to enhance and support employees’ overall well-being, including their physical, mental, social and financial health. Addressing well-being is imperative to ensure that Occidental’s employees stay resilient, healthy and productive. Occidental offers an enhanced mental health benefit through Lyra Health, which provides cost-free mental and emotional healthcare that is effective, convenient and personalized to all employees and their eligible dependents. Lyra Health professionals provide virtual or in-person support for a variety of mental health concerns including anxiety, depression, stress management, parenting challenges, relationship conflicts and sleep problems.

HEALTH AND SAFETY
The health and safety of Occidental’s workforce and communities is a top priority as reflected in the Company's HSE and Sustainability Principles. Occidental’s Operating Management System sets expectations, provides guidance, training and resources, and empowers employees and contractors to stop any job or activity if they observe conditions that may give rise to a safety or environmental incident. The Company is also focused on reducing incident severity, enhancing contractor safety programs and harmonizing safety systems, programs and tools. These efforts helped Occidental sustain its robust safety record and promote continued improvements and innovations in safety, efficiency, reliability and environmental stewardship.

WORKFORCE COMPOSITION
The following table approximates regional distribution of Occidental’s employees as of December 31, 2024:

	North America	Middle East	Latin America	Other (a)	Total
Union	426	405	56	—	887
Non-Union	9,177	3,007	115	137	12,436
Total	9,603	3,412	171	137	13,323
(a)Other headcount included North Africa, Europe and Asia.

4	OXY 2024 FORM 10-K

table of contents	BUSINESS AND PROPERTIES

ENVIRONMENTAL REGULATION

For environmental regulation information, including associated costs, see the information under Environmental Expenditures in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section under Part II, Item 7 of this Form 10-K, Risk Factors under Part I, Item 1A of this Form 10-K and in Note 12 - Environmental Liabilities and Expenditures and Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

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
Information contained on Occidental’s website is not part of or incorporated into this Form 10-K or any other filings with the SEC.

OXY 2024 FORM 10-K	5

table of contents	BUSINESS AND PROPERTIES

OIL AND GAS OPERATIONS

GENERAL
Occidental’s oil and gas business is primarily located in the United States, the Middle East and North Africa. Within the United States, Occidental has operations primarily in Texas, New Mexico and Colorado, as well as offshore in the Gulf of America. Through the CrownRock Acquisition on August 1, 2024, Occidental added high margin production and low-breakeven inventory to its oil and gas portfolio in the Permian Basin. Occidental’s international assets are primarily located in Algeria, Oman, Qatar and the UAE. Refer to the Oil and Gas Acreage section in Supplemental Oil and Gas Information under Item 8 of this Form 10-K for further disclosure of Occidental’s holdings of developed and undeveloped oil and gas acreage and Note 5 - Acquisitions, Divestitures and Other Transactions in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for further details on the CrownRock Acquisition.

COMPETITION
As a producer of oil, NGL and natural gas, Occidental competes domestically and internationally with public, private and nationalized producers. Oil, NGL and natural gas are sensitive to current and anticipated market conditions, both global and local. Occidental’s competitive strategy relies on producing hydrocarbons in a capital efficient manner through developing conventional and unconventional fields and utilizing primary, secondary (waterflood) and tertiary (CO2 and steam flood) recovery techniques in areas where Occidental has a competitive advantage, resulting from its successful operations or investments in shared infrastructure. Occidental also competes to develop and produce its worldwide oil and gas reserves safely, sustainably and cost-effectively, maintain a skilled workforce and use high quality service providers. Occidental believes that its core competencies in CO2 separation, transportation, use, recycling and storage in EOR provide a competitive advantage over its peers as the world transitions to a less carbon-intensive economy and seeks to remove CO2 from the atmosphere.

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

COMPARATIVE OIL AND GAS PROVED RESERVES AND SALES VOLUMES
Oil and NGL is in MMbbl; natural gas is in Bcf.

	2024					2023					2022
	Oil	NGL	Gas	Boe	(a)	Oil	NGL	Gas	Boe	(a)	Oil	NGL	Gas	Boe	(a)
Proved Reserves
United States	1,832	1,060	5,394	3,791		1,600	802	4,235	3,108		1,639	654	4,073	2,972
International	303	176	2,049	821		340	181	2,117	874		274	192	2,277	845
Total	2,135	1,236	7,443	4,612		1,940	983	6,352	3,982		1,913	846	6,350	3,817
Sales Volumes
United States	209	102	548	402		195	90	480	365		185	83	445	342
International	38	14	191	84		39	13	176	81		41	12	164	81
Total	247	116	739	486		234	103	656	446		226	95	609	423
(a)Natural gas volumes are converted to Boe at six Mcf of gas per one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

6	OXY 2024 FORM 10-K

table of contents	BUSINESS AND PROPERTIES

CHEMICAL OPERATIONS

GENERAL
OxyChem owns and operates manufacturing plants at 21 domestic sites in Alabama, Georgia, Illinois, Kansas, Louisiana, Michigan, New Jersey, Ohio, Tennessee and Texas and at two international sites in Canada and Chile.

COMPETITION
OxyChem competes with numerous domestic and international chemical producers. OxyChem’s market position was either first or second in the United States in 2024 for each of the principal basic chemical products it manufactured and marketed as well as for VCM. OxyChem ranks in the top three producers of PVC in the United States. OxyChem’s competitive strategy is to be a low-cost producer of its products in order to compete on price.

OxyChem produced the following products:

Principal Products	Major Uses	Annual Capacity
Basic Chemicals
Chlorine	Raw material for EDC, water treatment and pharmaceuticals	3.2 million tons
Caustic soda	Pulp, paper and aluminum production	3.3 million tons
Chlorinated organics	Refrigerants (a), silicones and pharmaceuticals	1 billion pounds
Potassium chemicals	Fertilizers, batteries, soaps, detergents and specialty glass	0.4 million tons
EDC	Raw material for VCM	2.1 billion pounds
Chlorinated isocyanurates	Swimming pool sanitation and disinfecting products	150 million pounds
Sodium silicates	Catalysts, soaps, detergents and paint pigments	0.6 million tons
Calcium chloride	Ice melting, dust control, road stabilization and oil field services	0.7 million tons
Vinyls
VCM	Precursor for PVC	6.2 billion pounds
PVC	Piping, building materials and automotive and medical products	3.7 billion pounds
Ethylene	Raw material for VCM	1.3 billion pounds (b)
(a)Includes 4CPe, a raw material used in making next generation refrigerants with low global warming and zero ozone depletion potential.
(b)Amount is gross production capacity for 50/50 joint venture with Orbia.

OXY 2024 FORM 10-K	7

table of contents	BUSINESS AND PROPERTIES

MIDSTREAM AND MARKETING OPERATIONS

GENERAL
Occidental’s midstream and marketing operations primarily support and enhance its oil and gas and chemical businesses. The midstream and marketing segment strives to optimize the use of its gathering, processing, transportation, storage and terminal commitments and to provide access to domestic and international markets. To generate returns, the segment evaluates opportunities across the value chain to provide services to Occidental subsidiaries, as well as third parties. The midstream and marketing segment operates or contracts for services on gathering systems, gas plants, co-generation facilities and storage facilities and invests in entities that conduct similar activities, such as WES in the United States and DEL in the Middle East, which are accounted for as equity method investments. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties. DEL owns and operates a pipeline that connects its gas processing and compression plant in Qatar and its receiving facilities in the UAE, and uses its network of DEL-owned and other existing leased pipelines to supply natural gas to the UAE and Oman. The midstream segment also includes Al Hosn Gas, a processing facility in the UAE that removes sulfur from natural gas and processes the natural gas and sulfur for sale, as well as the OLCV businesses.
Leveraging Occidental’s carbon management expertise, OLCV primarily focuses on advancing carbon removal and CCUS projects, including developing and commercializing DAC technology. STRATOS, the Company’s first large-scale DAC facility, is designed to capture up to 500,000 tonnes of CO2 per annum once complete. Commissioning and start-up of operations for the first phase of the project is expected in mid-2025, with an initial capacity of up to 250,000 tonnes of CO2 per annum. OLCV also invests in third-party entities developing technologies to advance other low-carbon initiatives, including NET Power, an energy technology company building its first utility-scale plant to provide near-zero emissions electricity by 2028.

COMPETITION
Occidental’s midstream and marketing businesses operate in competitive and highly regulated markets. Occidental competes for capacity and infrastructure for the gathering, processing, transportation, storage and delivery of its products, which are sold at market prices or on a forward basis to refiners, end users and other market participants. Occidental’s marketing business competes with other market participants on exchange platforms and through other bilateral transactions with direct counterparties. OLCV and its businesses and investees also face a broad range of competitors, with nascent markets for low-carbon products and CO2 removal credits that are subject to rapidly changing laws, regulations, policies and reporting and verification mechanisms that can significantly impact the financing, construction and operation of projects and the development of markets.
Occidental’s midstream and marketing operations are conducted in the locations described below as of December 31, 2024:

Location(a)	Description	Capacity (b)
Gas Plants
Texas, New Mexico and Colorado	Occidental and third-party-operated natural gas/CO2 gathering, compression and processing systems	2.1 Bcf/d
Texas, Rocky Mountains and Other	Equity investment in WES - gas processing facilities	5.5 Bcf/d
UAE	Natural gas processing facilities for Al Hosn Gas	1.45 Bcf/d
Pipelines and Gathering Systems
Texas, New Mexico and Colorado	CO2 fields and pipeline systems transporting CO2 to oil and gas producing locations	2.8 Bcf/d
Qatar, UAE and Oman	Equity investment in the DEL natural gas pipeline	3.2 Bcf/d
United States	Equity investment in WES involved in gathering and transportation	14,371 miles of pipeline
Power Generation
Texas and Louisiana	Occidental-operated power and steam generation facilities	1,218 megawatts of electricity and 1.6 million pounds of steam per hour
OLCV
Texas	Occidental-owned solar generation facility	16.8 megawatts of electricity
Texas	Equity investment in a near-zero emissions natural gas based power generation demonstration facility	up to 50 megawatts of electricity
(a)Table does not include assets under construction.
(b)Amounts are gross, including interests held by third parties.

8	OXY 2024 FORM 10-K

table of contents	RISK FACTORS
ITEM 1A.    RISK FACTORS
Volatile global and local commodity pricing strongly affects Occidental’s results of operations.
Occidental’s financial results correlate closely to the prices it obtains for its products, particularly oil and, to a lesser extent, NGL, natural gas and chemical products.
Prices for oil, NGL and natural gas fluctuate widely. Historically, the markets for oil, NGL and natural gas have been volatile and may continue to be volatile in the future. If the prices of oil, NGL or natural gas continue to be volatile or decline, Occidental’s operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to its properties may be materially and adversely affected. Prices are determined by global and local market forces which are not in Occidental’s control. These factors include, among others:

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
■Domestic and international government regulations, tariffs and taxes, including those that restrict the import or export of hydrocarbons and other products and goods;
■Shareholder activism or activities by non-governmental organizations (NGOs) to restrict the exploration, development and production of oil, NGL and natural gas;
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

Generally, Occidental’s historical practice has been to remain exposed to the market prices of commodities. As of December 31, 2024, there were no active commodity hedges in place. Management may choose to put hedges in place in the future for oil, NGL and natural gas commodities. Commodity price risk management activities may prevent Occidental from fully benefiting from price increases and may expose it to regulatory, counterparty credit and other risks.
The prices obtained for OxyChem’s products correlate to the strength of the United States and global economies, as well as chemical industry expansion and contraction cycles. OxyChem also depends on feedstocks and energy to produce chemicals, which are commodities subject to significant price fluctuations.

OXY 2024 FORM 10-K	9

table of contents	RISK FACTORS
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
The IRS audited Anadarko’s tax position regarding the deductibility of the payment and in September 2018 issued a statutory notice of deficiency rejecting Anadarko’s refund claim. Anadarko disagreed and, in November 2018, filed a petition with the U.S. Tax Court to dispute the disallowance. Trial was held in May 2023. The parties filed post-trial briefs throughout 2023 and 2024. Closing arguments were held in May 2024. The Tax Court may issue an opinion at any time. If the Tax Court opines that all or a portion of the original $5.2 billion deduction is not deductible, a computation phase will commence where the parties will compute the tax amount to be included in the Tax Court’s decision. Once the parties submit their computation, the Tax Court judge will formally enter the decision reflecting the computed tax amount. To pursue an appeal of the Tax Court’s decision, any tax due as a result of the Tax Court’s decision must be fully bonded or paid within 90 days of the decision’s entry. If Anadarko does not pursue an appeal, the IRS will assess any resulting tax deficiency, including interest, and issue a notice demanding payment thereof.
In accordance with Accounting Standards Codification (ASC) Topic 740’s guidance on the accounting for uncertain tax positions, as of December 31, 2024, Occidental had recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. If the payment is ultimately determined not to be deductible, Occidental would be required to repay the tentative refund received, plus other cash benefits received related to the $5.2 billion deduction, plus interest, which as of December 31, 2024 totaled approximately $2.1 billion and could have a material adverse effect on its liquidity and consolidated balance sheets. Occidental’s Consolidated Financial Statements include an uncertain tax position for the approximate repayment of $1.4 billion in federal and state taxes plus accrued interest of approximately $760 million. This amount is not covered by insurance. For additional information on income taxes, see Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Occidental’s indebtedness may make it more vulnerable to economic downturns and adverse developments in its businesses. Downgrades in Occidental’s credit ratings or future increases in interest rates may negatively impact Occidental’s cost of capital and ability to access capital markets.
Occidental’s level of indebtedness, including indebtedness incurred in connection with the CrownRock Acquisition, could increase its vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its businesses or limit Occidental’s flexibility in planning for or reacting to changes in its businesses and the industries in which it operates. From time to time, Occidental has relied on access to capital markets for funding. Occidental’s ability to obtain additional financing or refinancing will be subject to a number of factors, including general economic and market conditions such as rising interest rates, inflation or unstable or illiquid market conditions, Occidental’s performance, investor sentiment, risks impacting financial institutions and the credit markets more broadly and Occidental’s ability to meet existing debt compliance requirements. Occidental’s ability to access credit and capital markets may be restricted at a time when it would like, or need, access to those markets, which could constrain its flexibility to react to changing economic and business conditions. If Occidental is unable to generate sufficient funds from its operations or complete planned divestitures on favorable terms or at all to satisfy its capital requirements, including its existing debt obligations, or to raise additional capital on acceptable terms, Occidental’s businesses, financial condition, results of operations, cash flows and/or stock price could be adversely affected. In addition, Occidental is regularly evaluated by the major rating agencies based on a number of factors, including its financial strength and conditions affecting the oil and gas industry generally. Occidental and other industry companies have had their ratings reduced in the past due to negative commodity price outlooks. These major rating agencies are now considering environmental, social and governance (ESG) attributes when assessing credit profiles. While these assessments have limited impact today, they have the potential to pressure credit ratings over time. Any downgrade in Occidental’s credit rating or announcement that its credit rating is under review for possible downgrade could increase the cost associated with any additional indebtedness Occidental incurs or limit or impair Occidental’s access to additional indebtedness, financial assurance, or other forms of liquidity. As of the date of this filing, Occidental’s long-term debt was rated BBB- by Fitch Ratings, Baa3 by Moody’s Investors Service and BB+ by Standard and Poor’s.

Disruptions in the political, regulatory, economic, and social environments of the countries in which Occidental operates could adversely affect its reputation, financial condition, results of operations and cash flows.
Occidental’s non-U.S. operations accounted for approximately 16% of its consolidated revenue in 2024, 16% in 2023 and 15% in 2022. Operations in non-U.S. countries with varying degrees of political, legal and economic stability expose

10	OXY 2024 FORM 10-K

table of contents	RISK FACTORS
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
■    Trade regulation and tariffs;
■    Theft of, or lack of sufficient legal protection for, proprietary technology and other intellectual property;
■    Unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
■    Restrictions on the repatriation of income or capital;
■    Currency exchange controls;
■    Inflation;
■    Currency exchange rate fluctuations and devaluations; and
■    Changes in usage of the U.S. dollar in global trade.

In addition, the U.S. government has the authority to prevent or restrict Occidental from doing business in foreign jurisdictions or with certain parties or to restrict the kind of business that may be conducted, including acquiring or divesting certain assets. These restrictions and similar restrictions imposed by foreign governments have in the past limited Occidental’s ability to operate in, or gain access to, opportunities in various jurisdictions. Changes in domestic and international policies and regulations may also restrict the Company’s ability to obtain or maintain licenses or permits necessary to operate in foreign jurisdictions, including those necessary for drilling and development of wells. Any of these actions could adversely affect its businesses or results of operations.

Government actions and political instability may adversely affect Occidental’s businesses and results of operations.
Occidental’s businesses are subject to, and may be adversely affected by, the actions and decisions of many federal, state, local and international governments and political interests. As a result, Occidental faces risks of:

■New or amended laws and regulations, or new or different applications or interpretations of, or reversal of, existing laws and regulations, including those related to drilling, manufacturing or production processes (including flaring and well stimulation techniques such as hydraulic fracturing and acidization), pipelines, labor and employment, taxes, royalty rates, permitted production rates, entitlements, import, export and use of raw materials, equipment or products, use or increased use of land, water and other natural resources, air emissions (including restrictions, taxes or fees on emissions of methane, CO2, or other substances), water recycling and disposal, waste minimization and disposal, public and occupational health and safety, the manufacturing of chemicals, asset integrity management, the marketing or export of commodities, security, environmental protection, and climate change-related and sustainability initiatives, all of which may restrict or prohibit activities of Occidental or its contractors or customers, increase Occidental’s costs or reduce demand for Occidental’s products;
■Violation of certain laws and regulations, and associated claims, litigation, investigations and other proceedings, which may result in strict or joint and several liability and the imposition of significant administrative, civil or criminal fines and penalties, monetary damages, and remedial actions or assessments, potentially requiring significant changes to, or even closure of, facilities or operations;
■Refusal of, or delay in, the extension or grant of exploration, development or production contracts or leases; and
■Development delays and cost overruns due to approval delays for, or denial of, drilling, construction, environmental and other regulatory approvals, permits and authorizations.

Examples of provisions of recent U.S. federal statutes and regulations that affect key aspects of taxation, land use and production or manufacturing operations and present the foregoing types of risks are described in this risk factor, and examples of those regarding climate change and GHG and other air emissions are described in a later risk factor. Regulatory efforts, both in the U.S. and internationally, are evolving, including the international alignment of such efforts, and Occidental cannot determine what final regulations will be enacted, modified, or reversed or what their ultimate impact on Occidental’s businesses will be.
In 2022, the IRA imposed new or reinstated corporate taxes and fees that could have an adverse effect on Occidental’s tax liability. The IRA enacted a new corporate alternative minimum tax (CAMT) that started in tax year 2023 and imposed a 15% minimum tax on the adjusted financial statement income (AFSI), net of the CAMT foreign tax credit, of corporations with average AFSI exceeding $1 billion for three preceding consecutive tax years. In 2024, the IRS issued proposed CAMT regulations with a public hearing held in January 2025. The IRA also imposed a 1% excise tax on the aggregate fair market

OXY 2024 FORM 10-K	11

table of contents	RISK FACTORS
value of corporate share repurchases, net of certain corporate share issuances and other adjustments, by certain corporations. In addition, the IRA provided significant policy support and incentives, including enhanced tax credits, for DAC, CCUS, hydrogen and other low-carbon projects, which may be subject to further administrative or congressional action. In January 2025, the Trump Administration issued an executive order that pauses the disbursement of funds appropriated under the IRA. Finally, the IRA expanded GHG emissions reporting requirements and imposed a new methane emissions charge on owners or operators of various U.S. oil and gas facilities, as described in a subsequent risk factor. For additional discussion of such matters, see Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
In 2021, the Infrastructure Investment and Jobs Act (IIJA) reinstated federal Superfund chemical excise taxes on various listed taxable chemicals that OxyChem manufactures, produces or imports, such as chlorine, sodium hydroxide and ethylene, subject to certain exceptions such as methane used for fuel and exported chemical products. These excise taxes could lead to higher costs and impact margins. The IIJA also authorized federal support, including grants, loans and loan guarantees, for low-carbon ventures and infrastructure, including grants for DAC and CCUS research, development and demonstration, carbon transport and storage infrastructure and permitting, carbon utilization and market development, and carbon removal. 1PointFive, LLC, a wholly owned subsidiary of Occidental (1PointFive), secured a grant from the DOE for the development of its South Texas DAC Hub, which may be subject to change as federal spending and programs are reviewed pursuant to executive orders issued by the Trump Administration and could adversely affect the project. The awarding of grants or other federal support under various statutes also could affect the selection and deployment of competing low-carbon technologies and the financing and market acceptance of proposed projects of Occidental and its competitors.
During the Biden Administration, federal resource agencies sought to significantly restrict or delay leasing and access to federal lands for oil and gas exploration, production and infrastructure, to increase royalty rates, fees and bonding requirements, to impose significant preconditions, restrictions or delays on permitting, and in certain locations, to prohibit or significantly restrict oil and gas activities under various federal laws. For example, offshore leasing is important for Occidental to sustain GOA production and reserves over the long term. GOA Lease Sale 261 proceeded in 2023 due to the IRA and federal court decisions that overruled the BOEM’s efforts to cancel the sale outright and then impose acreage and other restrictions regarding the Rice’s whale based on a proposed critical habitat designation by the National Marine Fisheries Service (NMFS) which has not been finalized.
In August 2024, the U.S. District Court for the District of Maryland vacated the NMFS’ 2020 programmatic Biological Opinion under the ESA on GOA oil and gas activities (BiOp) in response to a lawsuit from advocacy groups. The BiOp underpins lease sales and permitting that are needed for sustained GOA oil and gas exploration and production. The BiOp assessed risks to marine species, including the Rice’s whale, implemented mitigation measures for their protection and authorized the incidental take of species that may occur during permitted offshore oil and gas operations. The Court found the BiOp insufficient in safeguarding the whale species and, in October 2024, set a deadline of May 2025 when the 2020 BiOp will be vacated and by which the NMFS must issue a new opinion. The NMFS may seek to impose additional conditions on offshore oil and gas and vessel activity, which could affect Occidental’s GOA exploration, development and operations, and a new opinion may be the subject of further litigation. The absence of an opinion and its associated incidental take coverage could adversely impact the ability of federal agencies to conduct lease sales and issue or modify permits and approvals and increase the risk of ESA liability for offshore oil and gas operators and contractors.
Regarding onshore federal oil and gas leasing, in April 2024, the BLM adopted final regulations to revise its oil and gas leasing process to implement the IRA’s increases in royalty rates, rental rates and minimum bids, restrict leasing to areas with known resource potential and near existing infrastructure and avoid areas with competing uses such as recreation and conservation, increase bonding requirements, impose new requirements for temporarily abandoned wells and change the term of an approved application for permit to drill. Occidental’s subsidiaries may incur increased federal royalties and face restrictions on future potential drilling sites or infrastructure on federal lands due to these regulations.
In 2022, advocacy groups filed a lawsuit in the U.S. District Court for the District of Columbia to invalidate numerous BLM drilling permits for oil and gas wells on federal lands in New Mexico and Wyoming, including certain permits obtained by Occidental subsidiaries. The plaintiffs alleged that the BLM failed to comply with NEPA and other federal statutes by not adequately addressing GHG emissions and climate change in its environmental reviews. In November 2023, the Court dismissed the case, and plaintiffs’ appeal is pending.
Litigation over NEPA environmental reviews by advocacy groups has significantly delayed federal permitting of proposed domestic energy, manufacturing and infrastructure projects, leading to increased costs, delays in financing and construction, or cancellation by project proponents, and such litigation and delays could adversely affect such projects in the future, including those involving Occidental or its subsidiaries, joint ventures or customers. In May 2024, the White House Council on Environmental Quality (CEQ) issued final NEPA regulations directing federal agencies to consider GHG emissions and climate change in NEPA environmental reviews, which regulations are subject to pending litigation.
Significant areas of the Permian Basin in West Texas and Southeast New Mexico are subject to current or proposed land use restrictions under the federal Endangered Species Act (ESA). In 2022 and May 2024, the U.S. Fish and Wildlife Service (FWS) published final rules listing the lesser prairie chicken and the dunes sagebrush lizard, respectively, as endangered species under the ESA, which decisions are subject to pending litigation. While Occidental has entered into voluntary conservation agreements with respect to these and other species and their associated habitat in the Permian

12	OXY 2024 FORM 10-K

table of contents	RISK FACTORS
Basin, listing of such species may impose significant operational requirements and costs and increase the potential for litigation and enforcement actions.
Although the foregoing revisions to federal onshore and offshore leasing, royalties and permitting, the CEQ’s NEPA regulations, recent listing decisions under the ESA, and related lawsuits have not affected Occidental’s existing production or planned 2025 drilling and completions activity to date, restrictions, uncertainty, or litigation could impact the future ability to develop resources efficiently on federal lands or in projects that require federal actions on private or state lands.
Certain states where Occidental's subsidiaries conduct oil and gas operations have adopted or proposed significant land use and permitting laws and regulations that would impose siting requirements or “setbacks” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures, require additional permitting, notification and monitoring for various oil and gas drilling, completions, hydraulic fracturing and production operations or various types of wells and facilities, limit leasing or use of state lands or increase royalty rates, rental rates and fees for such use, increase bonding, plugging and abandonment, and reclamation requirements, and impose other operational restrictions. While, as of December 31, 2024, Occidental's subsidiaries maintained a significant inventory of permits and permit applications with applicable regulatory agencies for a substantial portion of their planned 2025 drilling and completions activity, any significant regulatory delays could result in changes to their development programs and ability to establish new proved undeveloped locations.
In recent years, the EPA has significantly expanded its regulation of chemicals under the Toxic Substances Control Act (TSCA). In 2024, the EPA issued final regulations with respect to one chemical used in OxyChem’s manufacturing operations and three other chemicals that OxyChem produces and sells. These regulations phase out various uses over differing time periods and require certain workplace controls for ongoing uses, typically authorized in industrial settings. In December 2024, the EPA designated vinyl chloride and four other chemicals as high-priority substances for which it plans to begin risk evaluations, and certain petroleum derivatives that it will assess as potential high-priority substances for a subsequent round of risk evaluations. The EPA also issued regulations to simplify its process for risk evaluation and enable it to regulate more chemicals. Litigation is pending or anticipated regarding these regulations. Given the scope of the EPA’s final regulations and its planned risk evaluations, the ability of OxyChem and its customers to use certain chemicals or manufacture or sell certain of its products could be restricted or phased out, which could impact OxyChem’s costs, sales and margins.

Claims, litigation, government investigations and other proceedings may adversely affect Occidental’s businesses, consolidated financial position, results of operations and cash flows.
Occidental is subject to actual and threatened claims, litigation, assessments, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including regarding its drilling, manufacturing or production processes, commercial disputes, environmental compliance, public health and safety and taxes. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or reasonably possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, Occidental may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of its estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on Occidental’s businesses, consolidated financial position, results of operations and cash flows.
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
Occidental and its subsidiaries and their respective operations are subject to numerous laws and regulations relating to public and occupational health, safety and environmental protection, including those governing GHG and other air emissions, water use and discharges, waste management, environmental remediation and protection of wildlife and ecosystems. The requirements of these laws and regulations have become increasingly complex, stringent and expensive to implement. Costs of compliance with these laws and regulations are significant and can be unpredictable. These laws sometimes provide for strict liability for events that pose an impact or threat to public health and safety or to the environment, including for funding or performance of remediation and, in some cases, compensation for alleged personal injury, property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs. Strict liability can render Occidental or its subsidiaries liable for damages without regard to their degree of care or fault. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances or materials, and, as a result, Occidental or its subsidiaries could be liable for the actions of others.
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

OXY 2024 FORM 10-K	13

table of contents	RISK FACTORS
of exposures to, or releases of, hazardous substances or materials. For example, as of the date of this filing, Occidental believes its range of reasonably possible additional losses of its subsidiaries for environmental remediation, beyond those amounts currently recorded, at the 158 sites they are currently monitoring with respect to existing conditions from alleged past practices could be up to $1.9 billion on a consolidated basis. For additional discussion of such matters, see Note 12 – Environmental Liabilities and Expenditures and Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
In addition, stricter enforcement, changing interpretations or reversal of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require Occidental or its subsidiaries to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on their respective businesses, financial condition and results of operations.

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
The exploration and production of oil, NGL and natural gas is a highly competitive business. Occidental has many competitors (including national oil companies), some of which: (i) are larger and better funded; (ii) may be willing to accept greater risks; (iii) have greater access to capital; (iv) have substantially larger staffs; or (v) have special competencies. Results of operations, reserves replacement and the level of oil and gas production depend, in part, on Occidental’s ability to profitably acquire additional reserves. Competition for access to reserves may make it more difficult to find attractive investment opportunities or require delay of reserve replacement efforts. Further, during periods of low product prices, any cash conservation efforts may delay production growth and reserve replacement efforts. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Occidental’s failure to acquire properties, potentially grow production, replace reserves and attract and retain qualified personnel could have a material adverse effect on its cash flows and results of operations. Further, as its competitors use or develop new technologies (including with respect to their generative artificial intelligence capabilities), Occidental may be placed at a competitive disadvantage, and competitive pressures may force it to implement new technologies at a substantial cost.
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

14	OXY 2024 FORM 10-K

table of contents	RISK FACTORS
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

Occidental has previously recorded impairments of its assets and will continue to assess further impairments across its asset portfolio in the future.
Occidental has recorded impairments of its proved and unproved oil and gas properties resulting from prolonged declines in oil and gas prices, changes in development plans or operating costs and negative well results and may record such impairments in the future. Past impairments included pre-tax impairment and related charges to both proved and unproved oil and gas properties and a lower of cost or net realizable value adjustment for crude inventory. If there is an adverse downturn of the macroeconomic conditions and if such downturn is expected to or does persist for a prolonged period of time, Occidental’s assets, including, but not limited to, property, investments, and inventory, may be subject to further testing for impairment, which could result in additional non-cash asset impairments. Such impairments could be material to the financial statements.
Occidental may subject its low-carbon initiatives, including related acquisitions, investments in unconsolidated subsidiaries, property, intangibles, and goodwill, to impairment testing. If Occidental’s subsidiaries are not successful in these development-stage initiatives, including DAC, CCUS and other low-carbon projects, investments and ventures, such impairments could be material to the financial statements.
Future costs associated with reducing emissions and carbon intensity, as well as impacts resulting from other risk factors described herein, could lead to impairments in the future, if such costs significantly increase Occidental’s breakeven economics.

Acquisitions, divestitures and other transactions may cause Occidental’s financial results to differ from the Company’s expectations or the expectations of the investment community, Occidental may not achieve the anticipated benefits of such transactions, and such transactions may disrupt the Company’s current plans or operations.
The success of acquisitions, divestitures and other transactions will depend, in part, on Occidental’s ability to successfully complete and realize the anticipated benefits of such transactions. In the case of acquisitions, including the CrownRock Acquisition, difficulties in integrating businesses and/or employees may result in the failure to realize anticipated results, benefits, and synergies in the expected timeframes, in operational challenges, and in the diversion of management’s attention from ongoing business concerns, as well as in unforeseen expenses associated with the acquisitions, which may have an adverse impact on Occidental’s financial results.

One of Occidental’s subsidiaries acts as the general partner of WES, a publicly traded master limited partnership, which may involve potential legal liability.
One of Occidental’s subsidiaries acts as the general partner of WES, a publicly traded master limited partnership. Its

OXY 2024 FORM 10-K	15

table of contents	RISK FACTORS
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
The oil and gas industry is increasingly dependent on information technology (IT) and industrial control systems (ICS) to conduct certain exploration, development and production activities. Occidental relies on digital and industrial control systems, related infrastructure, technologies and networks to run its businesses and to control and manage its oil and gas, chemical, marketing and pipeline operations. Use of the internet, cloud services, mobile communication systems and other public networks exposes Occidental’s businesses to the risk of cyber attacks, which have escalated in recent years and which include, but are not limited to:

■Unauthorized access to, or control or disclosure of, sensitive information about Occidental’s businesses and its employees;
■Compromise of Occidental’s data or systems, including corruption, sabotage, encryption or acts that otherwise render its data or systems unusable (or those of third parties with whom Occidental does business, including third-party cloud and IT service providers);
■Theft or manipulation of Occidental’s proprietary information;
■Ransom;
■Extortion;
■Threats to the security of Occidental’s facilities and infrastructure; and
■Cyber terrorism.

In addition, Occidental has exposure to cybersecurity risks where its data and proprietary information are collected, hosted, and/or processed by third-party cloud and service providers. Occidental’s risks may be exacerbated by a delay or failure to detect a cybersecurity incident or understand the full extent of such incident notwithstanding its risk management processes and controls. Occidental faces risks associated with new and ever-increasing phishing technologies and hidden malware as well as risks associated with electronic data proliferation and technology digitization. Occidental also faces increased risk with the growing sophistication of generative artificial intelligence capabilities, which may improve or expand the existing capabilities of cybercriminals described above in a manner Occidental cannot predict at this time.
Information and industrial control technology system failures, network disruptions and breaches of data security could disrupt Occidental’s operations by causing delays, impeding processing of transactions and reporting financial results, or leading to the unintentional disclosure of Company, partner, customer or employee information that could damage its reputation. A cyber attack on Occidental’s information or industrial control systems and related infrastructure, or those of its business associates, suppliers, contractors, joint venture partners or third-party service providers, could negatively impact Occidental’s operations in a variety of ways, including, but not limited to:

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
■Causing operational disruption;
■Resulting in events of non-compliance which could then lead to regulatory fines or other penalties and legal liability; and
■Damaging Occidental’s reputation, subjecting it to potential financial or legal liability, regulatory fines and penalties and requiring it to incur significant costs, including compliance costs and costs to repair or restore its systems and data or to take other remedial steps.

While Occidental has experienced cyber attacks in the past, it has not suffered any material losses. However, the cyber risk landscape changes over time due to a variety of internal and external factors, including during political tensions, war or other military conflict or civil unrest. There can be no assurance that Occidental’s cybersecurity measures, or the efforts of its partners, will be sufficient to prevent or identify cybersecurity incidents. Although Occidental has implemented controls and multiple layers of security that it believes are reasonable to mitigate the risks of a cybersecurity incident, there can be no assurance that Occidental’s response will be successful or effectively address an incident on a timely basis.
Moreover, laws and regulations governing cybersecurity and data privacy and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potential costs, and any failure

16	OXY 2024 FORM 10-K

table of contents	RISK FACTORS
to comply with these data privacy requirements or other applicable laws and regulations in this area could lead to a loss of sensitive information and result in significant regulatory or other penalties and legal liability.
If in the future Occidental’s cybersecurity measures are compromised or prove insufficient, the potential consequences to Occidental’s businesses and the communities in which it operates could be significant. Occidental could suffer interruptions in its ability to manage its operations and damage to its reputation. As cyber attacks continue to evolve in magnitude and sophistication, Occidental may be required to expend additional resources in order to continue to enhance its cybersecurity measures and to investigate and remediate any digital and operational systems, related infrastructure, technologies and network security vulnerabilities, which would increase its costs. Occidental also may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems or to protect against similar future events. Disruption to Occidental’s operations, damage to its reputation, and a system failure or data security breach, or a series of such failures or breaches, could materially adversely affect its businesses, financial condition, results of operations or cash flows.

Climate change and further regulation of GHG and other air emissions may adversely affect Occidental’s businesses and results of operations.
Continuing political, social and industry attention to climate change has resulted in both existing and pending international agreements and national, regional and local legislation and regulatory programs to report on and reduce GHG emissions, including emissions from the production and use of oil and gas and associated products as well as the use of or support for emissions reduction technologies. The Biden Administration identified climate change as a priority and issued numerous executive orders, national GHG emissions reduction goals under the Paris Agreement, guidance on environmental and social analysis of GHG emissions, moratoria on certain oil and gas permitting and infrastructure, and new and expanded regulations on emissions from oil and gas, chemical and midstream operations seeking to prohibit or restrict oil and gas development activities in certain areas, reduce the use of petroleum products in transportation, electricity generation and other sectors, expand renewable energy sources, and reduce GHG emissions.
Significantly expanding upon the EPA’s 2012 and 2016 regulations of methane emissions from certain new oil and gas operations, the EPA developed a methane emissions reduction program under the Clean Air Act and the IRA with three key components: (i) direct regulations issued in December 2023 for methane and VOC emissions from nearly all U.S. onshore oil and gas wells and facilities, with the EPA directly enforcing federal New Source Performance Standards (NSPS) starting in 2024 that collectively expand leak detection and reporting, identify larger sources the EPA calls “super emitters,” phase out routine flaring and gas-driven pneumatic devices and pumps, and require advanced methane detection technology, and the states applying EPA-approved Emissions Guidelines (EG) for existing operations no later than 2029; (ii) significant amendments to the EPA’s GHG Reporting Rule that the EPA issued in April 2024 for most U.S. oil and gas facilities to incorporate more oil and gas equipment and sources, add a source category of “other large release events,” require greater use of measurements instead of emission factors, revise emissions estimation methods and calculations, and add reporting categories for use and sequestration of captured CO2; and (iii) an escalating “methane waste emissions charge” under the IRA, for which the EPA issued final regulations in November 2024 to collect on reported upstream and midstream methane emissions from oil and gas facilities above specified intensity thresholds for applicable sectors of the oil and gas industry, starting at $900 per metric ton of methane emitted in 2024 above applicable thresholds, and increasing to $1,200 per ton in 2025, and $1,500 per ton in 2026 and thereafter.
Supplementing the EPA’s methane emissions reduction program, the BLM issued final regulations in April 2024 to restrict venting and flaring from oil and gas operations on federal lands. The EPA finalized several other regulations of GHG emissions in 2024, including NSPS and EG for electric generating units, multi-pollutant emissions standards for light- and medium-duty vehicles and GHG emissions standards for heavy-duty vehicles. Finally, the DOE also implemented several environmental and climate-focused initiatives in 2024, including funding numerous low-carbon and emissions reduction projects and setting national energy efficiency standards for residential, commercial and industrial appliances and equipment that promote electrification. Since the foregoing regulations are final, they may remain in effect unless vacated by pending or anticipated litigation or rescinded by congressional action or new regulatory action by the Trump Administration.
As part of its development of six proposed sequestration hubs, OLCV has filed multiple permit applications with the EPA for Underground Injection Control (UIC) Class VI CO2 injection wells in Louisiana and Texas. These permits are necessary to construct and operate sequestration hubs. In December 2023, the EPA granted Louisiana primary authority for permitting and oversight of Class VI injection wells, and the Louisiana Department of Energy and Natural Resources assumed permitting authority over its pending applications in the state in 2024. Texas has also applied for such authority, a process which is expected to take up to two years, so OLCV expects that the EPA will continue to process its pending Class VI permit applications in Texas. Denial of Class VI permits or significant delays in their issuance could adversely affect the cost, timing, financing and competitiveness of OLCV’s planned hub development.
Various U.S. states have established rules aimed at disclosing GHG emissions and climate-related risks, mandating a transition of energy supplies, imposing liability for climate mitigation and adaptation on the oil and gas industry or other sectors or mandating emissions reductions. For example, some states have adopted GHG cap and trade programs that require major sources of emissions, such as electric power plants, or major producers of fuels, including refineries and natural gas processing plants, to acquire and surrender emission allowances. Other states, including Colorado, New Mexico and Texas where Occidental subsidiaries operate, have adopted new regulations, policies or strategies in recent years that

OXY 2024 FORM 10-K	17

table of contents	RISK FACTORS
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
Additionally, the SEC in March 2024 adopted climate disclosure rules that would require public companies to significantly increase disclosure of GHG emissions and strategies, targets, costs and risks associated with climate change and the energy transition, which the SEC voluntarily stayed in April 2024 due to litigation with multiple parties. In 2023, the European Union (EU) enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of ESG topics for both EU and certain non-EU companies and initially focuses on GHG emissions and climate. Certain jurisdictions have proposed climate-related frameworks aligned with the standards of the International Sustainability Standards Board and the Task Force on Climate-Related Financial Disclosures.
Global efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris Agreement in 2015 and subsequent UN-sponsored climate change conferences.
In January 2025, President Trump announced numerous executive orders regarding climate, energy and environmental matters that, among other things, withdraw the U.S. once again from the Paris Agreement; declare a national energy emergency to facilitate permitting of domestic oil and gas and critical minerals exploration and production and associated infrastructure; pause issuance and implementation of pending regulations; require a review of recent final regulations, grants, loans and other federal financial assurance to governments, businesses and NGOs, potentially including programs that have provided policy support for direct air capture, sequestration and other low-carbon ventures; and rescind dozens of Biden Administration executive orders on these topics. Actions by the Trump Administration or Congress to amend the IRA, IIJA or other statutes or regulations that provide policy support for direct air capture, sequestration and other low-carbon ventures could materially impact OLCV’s current or future operations and strategy.
Collectively, the final regulations and other recent international, federal, state and local government actions relating to GHG and other air emissions are expected, subject to further action by the Trump Administration, Congress or courts, to require Occidental to incur increased operating and maintenance costs, including higher rates charged by service providers and costs to purchase, operate and maintain emissions control systems, acquire emission allowances, pay taxes or fees for methane or carbon emissions and comply with new regulatory or reporting requirements. They could also affect permitting and other regulatory approvals and prevent Occidental from conducting oil and gas development activities in certain areas. In addition, they could promote the use of alternative sources of energy and thereby decrease demand for oil, NGL, natural gas and other products that Occidental’s businesses produce, and materially impact OLCV’s current or future operations and strategy. Future legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil, NGL, natural gas or other products produced by Occidental’s businesses and lower the value of its reserves. Consequently, government actions designed to reduce GHG emissions could cause Occidental to make changes with respect to its business plan, operations and assets that may impact its business and financial performance and could have an adverse effect on its businesses, financial condition, results of operations, cash flows and reserves.
It is difficult to predict the timing, certainty and scope of such government actions and their ultimate effect on Occidental, which could depend on, among other things, the type and extent of GHG emissions reductions required, the availability and price of emission allowances or credits, carbon accounting standards, the availability and price of alternative fuel sources, the energy sectors covered, market conditions (including consumer responsiveness to such changes), Occidental’s ability to recover the costs incurred through its operating agreements or the pricing of its oil, NGL, natural gas and other products and whether service providers are able to pass increased costs through to Occidental.

Occidental’s future results could be adversely affected if it is unable to execute new business strategies effectively.
Occidental’s results of operations depend on the extent to which it can execute new business strategies effectively relative to both the societal transition to a less carbon-intensive economy and laws, regulations and government and private actions regarding the environment and climate change. Occidental’s strategies seek to advance its GHG emissions reduction and net-zero goals. Occidental’s strategies and goals are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond its control, and may change for various reasons, including evolving market conditions, supply chain constraints or delays, including with respect to raw materials, equipment and electrical infrastructure, changes in Occidental’s portfolio and financial, operational, regulatory, reputational, legal and other factors. Additionally, Occidental may be forced to develop or implement new technologies at substantial costs to achieve its strategies. Effective execution of these goals may require substantial new capital, which might not be available to Occidental in the amounts or at the times expected. In addition, raising such capital may increase its leverage or overall costs of doing business. These uncertainties and costs could cause Occidental to not be able to fully implement or realize the anticipated results and benefits of its business strategies.
Certain of Occidental’s goals are dependent upon the successful implementation of new and existing technologies on an industrial scale, including the development of DAC technology and start-up operations at STRATOS. These technologies

18	OXY 2024 FORM 10-K

table of contents	RISK FACTORS
are in various stages of development or implementation and may require more capital, or take longer to develop, than currently expected. Occidental’s investments in such technologies may expose it to numerous financial, operational, regulatory, reputational, legal and other risks. Further, these carbon management technologies are in competition with technologies being developed by governments and other companies. The carbon management solutions are not well established and, while Occidental believes it has access to the technologies and the expertise necessary to develop these solutions on an industrial scale, Occidental may not ultimately succeed in doing so and in achieving its stated goals.
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
Occidental continues to develop new technologies and strategies to help position it to meet its emissions reduction and net-zero goals. Occidental’s efforts to research, establish, accomplish and accurately report on its emissions reductions, targets and strategies expose it to numerous operational, reputational, financial, legal, technological, implementation and other risks. Occidental’s ability to reach its stated goals is subject to a multitude of factors and conditions, many of which are out of its control. Examples of such factors include evolving government regulation and voluntary protocols for reporting or verification of emissions, capture or sequestration, including new or different interpretations or reversal thereof, the potential for jurisdictions in which it operates to enact opposing or incompatible regulations, the pace of changes in technology, the successful development and deployment of existing or new technologies and business solutions on a commercial scale, the availability, timing and cost of equipment, manufactured goods, electricity and services and the availability of requisite financing and federal and state incentive programs.
In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including through rulemaking or guidance. There are multiple proposed or recently adopted changes to various GHG reporting regulations and protocols, including from the EPA, the SEC, the GHG Protocol and certain other jurisdictions, as well as for additional controls, fees or taxes on emissions. While Occidental has reported voluntarily on its net-zero pathway and associated goals and targets, as well as GHG emissions estimates, the SEC’s climate disclosure rules adopted in March 2024 but currently stayed would, if implemented, require both significant additional disclosure and integration of such disclosure directly into financial reporting processes. Given the potential significance of these recent or proposed changes for estimation, reporting and verification of GHG emissions, establishing and reporting on goals and targets, and estimating and disclosing costs of emissions reduction and the energy transition, Occidental may be required or elect to modify or update reported emissions and its current set of GHG goals and targets to reflect such new or changed regulations and protocols, although the Company currently expects to retain its overarching goals and to continue to implement emissions reduction plans that it believes will complement its investments in DAC, CCUS and other low-carbon technologies and infrastructure. As the nature, scope and complexity of ESG reporting, calculation methodologies, voluntary reporting standards and disclosure requirements expand and change, Occidental may have to undertake additional costs to control, assess and report on ESG metrics, especially to the extent applicable rules and standards are contradictory, not harmonized or inconsistent. In addition, Occidental participates, along with other companies, institutions, universities, trade associations and other organizations, in various initiatives, campaigns and other projects that express various ambitions, aspirations and goals related to climate change, emissions reduction and energy transition. Occidental’s ambitions, future performance or policies may differ from those of such other organizations or other participants in these various initiatives, campaigns and other projects, and Occidental may unilaterally change or cease its involvement with those initiatives, campaigns or projects and its individual ambitions, aspirations and goals.
Occidental may face increased scrutiny from the investment community, customers, political advocacy groups, other stakeholders and the media (including social media) related to its emissions reduction and net-zero goals and strategies, and it may be unable to satisfy all stakeholders as their expectations for, and support, criticism or skepticism of, such matters continue to evolve. If Occidental’s stated goals and the strategies to achieve them do not meet or are contrary to changing investor or other stakeholder expectations or standards, Occidental’s reputation, ability to attract and retain employees and attractiveness as an investment, business partner, supplier or acquirer could be negatively impacted. Similarly, Occidental’s efforts, failure or perceived failure to fulfill its emissions reduction goals and targets, to comply with ethical, health, safety, environmental, social, governance or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters effectively could have the same negative impacts and further expose Occidental to government enforcement actions and private litigation. Even if Occidental achieves its goals, targets and objectives, it may not realize all of the benefits that it expected at the time the goals were established.
There also have been efforts in the investment community, including investment advisers, financial institutions and certain sovereign wealth, pension and endowment funds, as well as political actors and other stakeholders, promoting divestment of fossil fuel equities, reducing access to capital markets and pressuring lenders to limit funding or increase the cost of lending to companies engaged in the extraction of fossil fuel reserves. Certain of these stakeholders have sought to delay or block government permits and approvals or needed infrastructure, utilize shareholder governance mechanisms

OXY 2024 FORM 10-K	19

table of contents	RISK FACTORS
against companies or their shareholders or financial institutions in an effort to deter investment in oil and gas activities and take other actions intended to promote changes in business strategy for oil and gas companies. Additionally, institutional lenders who provide financing to oil and gas companies have become more attentive to sustainable lending practices, and some of them may substantially reduce, or elect not to provide, funding for oil and gas companies. Customers and suppliers also may evaluate Occidental’s sustainability practices or require that it adopt certain sustainability policies as a condition of awarding contracts. Such environmental initiatives aimed at limiting climate change and reducing air emissions or use of natural resources generally could adversely affect Occidental’s business activities, operations and ability to access capital, cause the market value of its securities to decrease or its cost of capital to increase, and adversely affect its reputation. At the same time, stakeholders and regulators have increasingly expressed or pursued divergent and evolving views, legislation and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or policies. Occidental may also face negative impacts from consumers who do not support climate-related initiatives or concerns.
Finally, increasing attention to climate change risks has resulted in an increased possibility of government investigations or claims and additional private litigation against Occidental without regard to causation or its contribution to the asserted damage, which could increase its costs or otherwise adversely affect its businesses. For example, certain states have enacted or proposed legislation purporting to impose liability for climate mitigation and adaptation on the oil and gas industry, or to require businesses to disclose their GHG emissions associated goals and targets, use of voluntary offsets, and climate-related risks. In addition, government and private parties have increasingly filed lawsuits or initiated regulatory action alleging misrepresentation regarding climate change, sustainability and other ESG-related matters and practices or a failure or lack of diligence to meet sustainability or climate-related goals. Such legislation and lawsuits present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or sustainability disclosures and practices.

Occidental uses water and sand and is required to dispose of produced water. Occidental’s inability to source water and sand, or dispose of produced water, could adversely affect its operations.
Water and sand are required for the exploration and production of oil and gas. Occidental’s ability to obtain water and sand for its operations may be affected by the price of water and sand, the availability of transportation and other market conditions. Additionally, some government authorities have restricted the use of water subject to their jurisdiction for hydraulic fracturing. If Occidental is unable to obtain water or sand to use in its operations, Occidental may be unable to economically produce oil and natural gas, which could have a material adverse effect on its financial condition, results of operations and cash flows.
In addition, Occidental must dispose of the surplus fluids produced from oil and gas operations, including produced water, directly or through the use of third-party vendors. The legal requirements related to the injection of produced water into a non-producing geologic formation are subject to change.
Texas and New Mexico have experienced an increase in seismic activity in recent years, with events measuring magnitude 4 or greater in each state. In 2021, both states issued guidelines for operators to implement response plans for activities within agency-designated seismic response areas (SRAs), focused on produced water disposal wells. These states have curtailed water disposal and suspended disposal permits in SRAs, particularly in deep disposal wells, and adopted additional regulations governing produced water disposal and recycling. Occidental subsidiaries and their contractors have to date been able to dispose of surplus produced water at agency-approved volumes, pressures or injection rates, and also utilize central water treatment and recycling facilities that reduce the need for produced water disposal. Actions by agencies and companies to shift produced water disposal to shallower disposal zones is believed to alleviate seismic activity, but has increased the pressure in certain shallower zones, and thereby increased the complexity and cost of drilling and well construction through those zones to access underlying oil and gas formations. While Occidental subsidiaries have retained the ability to dispose of surplus produced water to date under these guidelines and regulations, increased seismicity and formation pressures, or responses to such events by agencies and companies such as curtailing or relocating disposal, could impact the location, timing and cost of development programs and existing operations of certain subsidiaries, particularly in or near SRAs. Restrictions or higher operating costs as a result of more stringent regulations or legal directives, potential litigation or other developments could materially impact Occidental’s ability to dispose of produced water, which could have a material adverse effect on its business, financial condition and results of operations.

Occidental uses CO2 for its EOR operations. Occidental’s production from these operations may decline if Occidental is not able to obtain sufficient amounts of CO2.
Occidental’s CO2 EOR operations are critical to Occidental’s long-term strategy. Oil production from Occidental’s CO2 EOR projects depends largely on having access to sufficient amounts of naturally occurring or anthropogenic (human-made) CO2. Occidental’s ability to produce oil from its CO2 EOR projects would be hindered if the supply of CO2 were limited due to, among other things, problems with current CO2 producing wells and facilities, including compression equipment, plants and pipelines operated by Occidental’s subsidiaries or third parties, or the ability to economically purchase naturally occurring or anthropogenic CO2. This could have a material adverse effect on Occidental’s financial condition, results of operations or cash flows. Future oil production from its CO2 EOR operations is dependent on the timing, volumes and location of CO2 injection and, in particular, Occidental’s ability to obtain sufficient volumes of CO2. Market conditions may

20	OXY 2024 FORM 10-K

table of contents	RISK FACTORS
cause the delay or cancellation of the development of naturally occurring CO2 sources or construction of plants that produce anthropogenic CO2 as a byproduct that can be purchased, thus limiting the amount of CO2 available for use in Occidental’s CO2 EOR operations.

Occidental’s operations and financial results could be significantly negatively impacted by its offshore operations.
Occidental is vulnerable to risks associated with offshore operations that could negatively impact its operations and financial results. Certain Occidental subsidiaries conduct offshore operations primarily in the Gulf of America and their operations and financial results are vulnerable to certain unique risks associated with operating offshore, including conditions relating to the following:

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
■Failure of wells, equipment or facilities; and
■Response capabilities for personnel, equipment or environmental incidents.

In addition, certain Occidental subsidiaries conduct some of their exploration in deep waters (greater than 1,000 feet) where operations, support services and decommissioning activities are more difficult and costly than in shallower waters. The deep waters in the Gulf of America, as well as international deep-water locations, lack the physical and oilfield service infrastructure present in shallower waters. As a result, deep-water operations may require significant time between a discovery and the time that Occidental can market its production, thereby increasing the risk involved with these operations.

Occidental’s businesses may experience catastrophic events.
The occurrence of severe weather events such as hurricanes, floods, freezes and heat waves, droughts, earthquakes or other acts of nature, pandemics, well blowouts, fires, explosions, pipeline ruptures, release of chemicals, petroleum or their constituents into the soil, surface water, ground water, or the marine environment, material or mechanical failure, power outages, industrial accidents, physical or cyber attacks, abnormally pressured or structured formations and other events that cause operations to cease or be curtailed may negatively affect Occidental’s businesses and the communities in which they operate. Coastal operations are particularly susceptible to disruption from severe weather events. The foregoing events may present acute risks such as specific storms or wildfires or chronic risks such as sea level rise or water scarcity. Any of these risks could adversely affect Occidental’s ability to conduct operations or result in substantial losses as a result of:

■Damage to and destruction of property and equipment, including property and equipment owned by third parties which its operations rely upon;
■Impacts to Occidental’s workforce and local communities;
■Damage to natural resources;
■Pollution and other environmental damage, including spillage or mishandling of recovered chemicals or fluids;
■Regulatory investigations, claims, fines and penalties;
■Loss of well location, acreage, expected production and related reserves;
■Suspension or delay of permits or operations or closure of facilities;
■Substantial liability claims; and
■Significant repair and remediation costs that increase its breakeven economics.

Third-party insurance may not provide adequate coverage or Occidental or its subsidiaries may be self-insured with respect to the related losses. In addition, under certain circumstances, Occidental or its subsidiaries may be liable for environmental conditions on properties that they currently own, lease or operate that were caused by previous owners or operators of those properties. As a result, Occidental or its subsidiaries may incur substantial liabilities to third parties or government entities for which they do not have sufficient insurance coverage, which could reduce or eliminate funds available for exploration, development, acquisitions or other investments in their respective businesses, or cause them to incur losses.

OXY 2024 FORM 10-K	21

table of contents	OTHER INFORMATION

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
Occidental’s cybersecurity strategy is intended to mitigate cybersecurity threats identified in the risk management process and provide a framework for Occidental to have appropriate administrative, technical and physical safeguards to protect its systems and data and respond effectively to cybersecurity threats. The Company’s cybersecurity program aligns with the NIST framework and leverages people, processes and technology to identify and respond to cybersecurity threats in a timely manner. Occidental relies on continuous security monitoring, penetration testing, vulnerability scanning, personnel training and other tools to identify and mitigate potential cybersecurity threats. Occidental also has established cybersecurity policies that address its cybersecurity practices and controls. Occidental has invested in broad cybersecurity awareness and mandatory training to educate those with access to company networks on Occidental’s cybersecurity policies and best practices. Occidental conducts regular phishing tests to educate, train and assess the workforce’s ability to identify malicious emails. The Company also conducts internal security audits and other readiness tests, including audits conducted by third parties and tabletop exercises, to assess and improve preparedness and promote communication and monitoring across the organization. In addition to its administrative and technical safeguards, Occidental has implemented physical safeguards intended to mitigate risks to its systems. Using a standardized written evaluation and other investigative processes, Occidental identifies and assesses cybersecurity risks flowing from its vendors and suppliers, and manages these using a risk-based approach.
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

GOVERNANCE
BOARD
The Audit Committee of the Board oversees the Company’s IT security programs, including cybersecurity, which includes review of possible external threats and potential mitigations. The Board also reviews the Company’s cybersecurity program at least annually. In this review, the CIO briefs the full Board on cybersecurity and data protection matters, including analysis and review of the measures implemented by the Company to identify and mitigate cybersecurity risks. Occidental also has protocols by which material cybersecurity incidents are to be reported to the Audit Committee and/or the Board.

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

22	OXY 2024 FORM 10-K

table of contents	OTHER INFORMATION

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

OXY 2024 FORM 10-K	23

table of contents	OTHER INFORMATION

INFORMATION ABOUT EXECUTIVE OFFICERS

Each executive officer holds his or her office from the date of election by the Board of Directors until the first board meeting held after the next Annual Meeting of Stockholders or until his or her removal or departure or a successor is duly elected, if earlier.
The following table sets forth the executive officers of Occidental as of February 18, 2025:

Name Current Title	Age as of February 18, 2025	Positions with Occidental and Employment History
Christopher O. Champion Vice President, Chief Accounting Officer and Controller	55
Vice President, Chief Accounting Officer and Controller since August 2019; Anadarko Petroleum Corporation: Senior Vice President, Chief Accounting Officer and Controller, 2017-2019, Vice President, Chief Accounting Officer and Controller, 2015-2017.

Kenneth Dillon Senior Vice President	65	Senior Vice President since December 2016; President – International Oil and Gas Operations since June 2016.
Vicki Hollub President and Chief Executive Officer	65	President, Chief Executive Officer and Director since April 2016.
Richard A. Jackson Senior Vice President	48
President Operations U.S. Onshore Resources and Carbon Management since October 2020; President and General Manager, EOR and Oxy Low Carbon Ventures, LLC, 2020; President Low Carbon Ventures, 2019-2020; Senior Vice President, Operation Support, 2018-2019; Vice President, Investor Relations, 2017-2018; President and General Manager Permian Resources Delaware Basin, 2014-2017.

Sylvia J. Kerrigan Senior Vice President and Chief Legal Officer	59
Senior Vice President and Chief Legal Officer since October 2022; Executive Director of the Kay Bailey Hutchison Energy Center for Business, Law and Policy at The University of Texas, 2017-2022; Executive Vice President, General Counsel and Corporate Secretary of Marathon Oil Corporation, 2009-2017.

Sunil Mathew Senior Vice President and Chief Financial Officer	54
Senior Vice President and Chief Financial Officer since August 2023; Vice President, Strategic Planning, Analysis and Business Development 2020-2023; Vice President, Strategic Planning and Analysis 2014-2020.

Robert L. Peterson Executive Vice President, Essential Chemistry	54
Executive Vice President, Essential Chemistry since August 2023; Senior Vice President and Chief Financial Officer 2020-2023; Senior Vice President, Permian EOR, 2019-2020; Vice President Permian Strategy, 2018-2019; Director Permian Business Area, 2017-2018; President OxyChem, 2014-2017.

Jeff F. Simmons Senior Vice President and Chief Petrotechnical Officer	65
Senior Vice President, Technical and Operations Support since November 2021 and Chief Petrotechnical Officer since January 2021; Senior Vice
President, Technical Planning and Evaluation 2017-2021; Executive Vice President, Growth and Operations Support 2016-2017.

24	OXY 2024 FORM 10-K

table of contents	MARKET FOR REGISTRANT’S COMMON EQUITY
Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDEND POLICY

Occidental’s common stock is listed and traded on the NYSE under the ticker symbol “OXY.” The common stock was held by approximately 22,000 stockholders of record as of January 31, 2025, which does not include beneficial owners for whom Cede and Co. or others act as nominees.
Occidental declared dividends of $0.88 per share in 2024. On February 18, 2025, the Board of Directors declared a regular quarterly dividend of $0.24 per share on common stock, a 9% increase from the previous quarter, payable in April 2025. The declaration of future dividends is a business decision made by the Board of Directors from time to time and will depend on Occidental’s financial condition and other factors deemed relevant by the Board of Directors.

SHARE REPURCHASE ACTIVITIES

Occidental’s share repurchase activities in 2024, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share(c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
First Quarter 2024	—	$—	—
Second Quarter 2024	130,424	67.71	—
Third Quarter 2024	—	—	—
October 1 - 31, 2024	—	—	—
November 1 - 30, 2024	—	—	—
December 1 - 31, 2024	127,363	45.36	—
Fourth Quarter 2024	127,363	45.36	—
Total 2024 (b)	257,787	56.67	—
(a)Consisted of purchases of shares from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(b)In February 2023, Occidental announced a share repurchase program to repurchase up to $3.0 billion of Occidental's shares of common stock. The program does not obligate Occidental to acquire any specific number of shares and may be discontinued at any time. The value remaining in Occidental's share repurchase program as of December 31, 2024 was $1.2 billion.
(c)Average price paid does not include the impact of accrued excise tax.

OXY 2024 FORM 10-K	25

table of contents	MARKET FOR REGISTRANT’S COMMON EQUITY

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in Occidental’s cumulative total return on its common stock with the cumulative total return of the S&P 500, which includes Occidental, with that of Occidental’s peer group over the five-year period ended December 31, 2024. The graph assumes that $100 was invested at the beginning of the five-year period shown in the graph below and that all dividends were reinvested in: (i) Occidental common stock, (ii) the stock of the companies in the S&P 500 and (iii) each of the peer group companies’ common stock weighted by their relative market capitalization within the peer group.
Occidental’s peer group consists of BP p.l.c., Chevron Corporation, ConocoPhillips, EOG Resources, Inc., ExxonMobil Corporation, Shell, and TotalEnergies.

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
S&P 500
Peer Group
Occidental

Fiscal Year Ended December 31,	2019	2020	2021	2022	2023	2024
Occidental	$100	$46	$78	$171	$164	$138
Peer Group	$100	$68	$100	$160	$160	$159
S&P 500	$100	$118	$152	$125	$157	$197

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

26	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8 and the information set forth in Risk Factors under Part 1, Item 1A. The following sections include a discussion of results for fiscal 2024 compared to fiscal 2023 as well as certain 2022 results. The comparative results for fiscal 2023 with fiscal 2022 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

OXY 2024 FORM 10-K	27

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

CURRENT BUSINESS OUTLOOK AND STRATEGY

GENERAL
Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. In 2024, compared to 2023, the average annual WTI price per barrel decreased to $75.72 from $77.64, and the average annual Brent price per barrel decreased to $79.79 from $82.25. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, impact of the evolving macro-economic environment on energy demand, future actions by OPEC and non-OPEC oil producing countries, geopolitical risks, and the U.S. Government's management of the U.S. Strategic Petroleum Reserve. Seasonality is not a primary driver of changes in Occidental's consolidated quarterly earnings.
Occidental works to manage inflation impacts by capitalizing on operational efficiencies, locking in pricing on longer term contracts and working closely with vendors to secure the supply of critical materials. As of December 31, 2024, approximately 89% of Occidental's outstanding debt was fixed rate.

STRATEGY
Occidental is focused on delivering a unique shareholder value proposition with its portfolio of oil and gas, chemicals and midstream and marketing assets as well as its ongoing development of carbon management and storage solutions and GHG emissions reduction efforts. Occidental conducts its operations with a priority on HSE, sustainability and social responsibility. In order to maximize shareholder returns, Occidental will:

■    Maintain production base to preserve asset base integrity and longevity;
■    Deliver a sustainable and growing dividend;
■    Enhance its asset base and reserves with investments in its cash-generative oil and gas and chemical businesses;
■    Advance technologies and decarbonization solutions to develop a sustainable low-carbon business; and
■    Prioritize excess cash flow and the proceeds from asset divestitures for deleveraging until principal debt is below $15 billion.

CAPITAL INVESTMENT
In 2024, Occidental invested $7.0 billion in high-return assets to generate long-term free cash flow throughout the commodity cycle. In addition, Occidental completed its $12.4 billion acquisition of CrownRock. In 2025, Occidental intends to complete the full integration of CrownRock assets, personnel and systems, as well as make progress towards the completion of asset divestitures announced in conjunction with the CrownRock Acquisition.

DEBT
As of December 31, 2024, principal debt outstanding was $24.4 billion, of which $1.0 billion is due in in 2025, $4.1 billion in 2026, $1.5 billion in 2027, $0.9 billion in 2028, and $16.9 billion due in 2029 and thereafter.
In connection with the CrownRock Acquisition, Occidental issued $9.7 billion in new debt in July 2024 and assumed $1.2 billion of existing CrownRock debt in August 2024. Occidental's credit ratings were reaffirmed by credit agencies concurrent with issuance of new debt. In 2024, Occidental used proceeds from divestitures and cash on hand to repay $4.5 billion of debt, which included the satisfaction and discharge of the 5.000% senior notes due 2029 that were assumed with the CrownRock Acquisition. For information on Occidental's debt activity, see Note 6 - Long-Term Debt in the notes to the Consolidated Condensed Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

SHAREHOLDER RETURN PRIORITIES
Capital is returned to shareholders through Occidental’s dividend and share repurchases. In 2024, Occidental declared dividends to common shareholders of $814 million, or $0.88 per share. As of December 31, 2024, $1.2 billion remained of Occidental’s $3.0 billion share repurchase program, which the Board authorized in February 2023. Following the CrownRock Acquisition, Occidental’s shareholder return priorities are to provide a sustainable and growing dividend and reduce the principal of outstanding debt below $15 billion, before resuming share repurchases.

SUSTAINABILITY STRATEGY
Occidental’s sustainability strategy is organized around four pillars: principles of governance, people, planet, and prosperity. Occidental integrates these sustainability pillars into our strategic planning and investment decision-making processes.

28	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

In 2020, Occidental was the first U.S. oil and gas company to announce goals to achieve net-zero GHG emissions for its total emissions inventory including use of sold products. These goals include achieving net-zero GHG emissions (i) from its operations and energy use before 2040, with an ambition to do so before 2035, and (ii) from its total carbon inventory, including the use of its sold products, with an ambition to do so before 2050. In 2020, Occidental also set various interim targets, including 2025 carbon and methane intensity targets, and Occidental was the first U.S. oil and gas company to endorse the World Bank’s initiative for zero routine flaring by 2030. In 2022, the Board of Directors adopted Occidental’s updated HSE and Sustainability Principles, based on engagement with shareholders, employees and other stakeholders. The Principles reinforce the alignment among Occidental’s core values, goals and strategies, underpin its Operating Management System, and help to guide the workforce across its businesses. In 2023, Oxy was an original signatory to the Oil and Gas Decarbonization Charter, committed funding to the World Bank’s Global Flaring and Methane Reduction Partnership, and established a new, medium-term 2030 methane intensity target.
Occidental seeks to meet its sustainability and environmental goals through its development and commercialization of technologies that lower both GHG emissions from industrial processes and existing atmospheric concentrations of CO2. Occidental believes that carbon removal technologies, including DAC and CCUS, can, with incentives necessary for their development and deployment, provide essential CO2 reductions to assist the world’s transition to a less carbon-intensive economy. Through fiscal year 2023, Occidental reduced estimated methane emissions by approximately 65% from 2019 and 16% from 2022, along with a 20% reduction in CO2 equivalent emissions since 2019. The following actions helped Occidental advance its low-carbon business strategy in 2024:

■STRATOS construction is progressing on schedule, with commissioning and start-up of operations expected in mid-2025;
■Actively progressed its sequestration hub plans, including drilling stratigraphic data wells at multiple sequestration hub site locations, submitting 21 cumulative Class VI CO2 injection well permit applications across its five proposed hub sites by year-end 2024, and signing award contracts in 2024 with the DOE for two of Occidental’s sequestration hubs that were awarded grants under the DOE’s Carbon Storage Assurance Facility Enterprise Initiative in 2023; and
■Achieved a global 80% reduction in routine flaring of gas in 2024 from its 2020 baseline through a rich gas injection project that recovers flared gas for injection for enhanced oil production and commissioning additional compression in Oman in 2024 while U.S. oil and gas operations sustained zero routine flaring.

The future costs associated with emissions reduction, carbon removal and CCUS to meet Occidental’s long-term net-zero GHG goals may be substantial and the execution of its plans and net-zero pathway depends on securing third-party capital investments. As reflected by the joint venture with BlackRock, Occidental is pursuing multiple avenues to fund these projects including project financing, long-term carbon removal or CCUS agreements, and identifying business opportunities with stakeholders in carbon-intensive industries.

KEY PERFORMANCE INDICATORS
Occidental seeks to meet its strategic goals by continually measuring its success against key performance indicators that drive total stockholder return. In addition to efficient capital allocation and deployment discussed below in the section titled “Oil and Gas Segment - Business Strategy”, Occidental believes its most significant performance indicators are:

OPERATIONAL
■Total spend per barrel - In 2025, Occidental will continue to focus on controlling total costs from a per-barrel perspective. Total spend per barrel is the sum of capital spending, general and administrative expenses, other operating and non-operating expenses and oil and gas lease operating costs divided by global oil, NGL and natural gas sales volumes.
■Daily production - Occidental seeks to maximize field operability and minimize production down-time.

FINANCIAL
■CROCE - CROCE is calculated as (i) the cash flows from operating activities, before changes in working capital, plus distributions from WES classified as investing cash flows, divided by (ii) the average of the opening and closing balances of total equity plus total debt.
■Credit rating - Improve financial leverage to a level well within investment grade credit metrics.

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
■Facilitate deployment of carbon removal, CCUS and other solutions to advance total carbon impact past 2050.

OXY 2024 FORM 10-K	29

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

OIL AND GAS SEGMENT

BUSINESS STRATEGY
Occidental’s oil and gas segment focuses on long-term value creation in the key performance indicators noted above of total spend per barrel, field operability, daily production, and leadership through our HSE and sustainability initiatives. In each core operating area, Occidental’s operations benefit from scale, technical expertise, decades of high-margin inventory, HSE leadership and commercial and governmental collaboration. These attributes allow Occidental to bring additional production quickly to market, extend the life of older fields at lower costs and provide low-cost returns-driven growth opportunities with advanced technology.
Occidental is one of the largest U.S. producers of liquids, which includes oil and NGL, enabling it to maximize cash margins on a per barrel basis. The advantages that Occidental’s portfolio provides, coupled with its advanced subsurface characterization expertise and the proven ability to execute, position it for full-cycle success in the years ahead. The oil and gas segment maximizes efficiencies to deliver lower breakeven costs and generate excess free cash flow and also strives to achieve low development and operating costs to maximize full-cycle value of the assets.
The oil and gas segment implements Occidental’s strategy primarily by:
■Operating and developing areas where reserves are known to exist and optimizing capital intensity in core areas, primarily in the Permian Basin, DJ Basin, Gulf of America, Algeria, Oman, Qatar and the UAE;
■Maintaining a disciplined and prudent approach to capital expenditures with a focus on high-return, short and mid-cycle, cash-flow-generating opportunities and an emphasis on creating value and further enhancing Occidental’s existing positions;
■Focusing Occidental’s subsurface characterization and technical activities on both conventional and unconventional resources;
■Using secondary and tertiary recovery techniques in mature fields; and
■Focusing on cost-reduction efficiencies and innovative technologies to reduce carbon emissions.

In 2024, oil and gas capital expenditures, including exploration, were approximately $5.3 billion and primarily focused on Occidental’s assets in the Permian Basin, DJ Basin, Gulf of America and Oman. In 2025, Occidental plans to spend $5.8 billion to $6.0 billion to develop its oil and gas assets.
In August 2024, Occidental acquired CrownRock for total consideration of $12.4 billion, consisting of $9.4 billion of cash consideration (inclusive of certain working capital and other customary purchase price adjustments), 29.6 million shares of common stock of Occidental, and the assumption of $1.2 billion of existing debt of CrownRock, adding to Occidental's oil and gas portfolio in the Permian Basin.

OIL AND GAS PRICE ENVIRONMENT
Oil and gas prices are the major variables that drive the industry’s financial performance. The following table presents the average daily WTI and Brent prices for oil and NYMEX natural gas prices for 2024 and 2023:

	2024	2023	% Change
WTI Oil ($/Bbl)	$75.72	$77.64	(2)%
Brent Oil ($/Bbl)	$79.79	$82.25	(3)%
NYMEX Natural Gas ($/Mcf)	$2.34	$2.94	(20)%
The following table presents Occidental’s average realized prices for continuing operations as a percentage of WTI, Brent and NYMEX for 2024 and 2023:

	2024	2023
Worldwide oil as a percentage of average WTI	99%	99%
Worldwide oil as a percentage of average Brent	94%	93%
Worldwide NGL as a percentage of average WTI	28%	27%
Worldwide NGL as a percentage of average Brent	27%	26%
Domestic natural gas as a percentage of NYMEX	40%	69%
Prices and differentials can vary significantly, even on a short-term basis, making it difficult to predict realized prices with a reliable degree of certainty.

30	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

DOMESTIC INTERESTS
BUSINESS REVIEW
Occidental conducts its domestic operations through land leases, subsurface mineral rights it owns, or a combination of both. Occidental’s domestic oil and gas leases have a primary term ranging from one to 10 years, which is extended through the end of production once it commences. Occidental has leasehold and mineral interests in 9.3 million net acres, of which approximately 51% is leased, 48% is owned subsurface mineral rights and 1% is owned land with mineral rights. Approximately $5.0 billion of Occidental’s worldwide capital budget is expected to be allocated to its domestic oil and gas operations in 2025.

DOMESTIC ASSETS (a)

1. Powder River Basin 2. DJ Basin 3. Permian Basin 4. Gulf of America
(a)Map represents geographic outlines of the respective basins.

The Permian Basin
The Permian Basin extends throughout West Texas and Southeast New Mexico and is one of the largest and most active oil basins in the United States, accounting for more than 47% of total United States oil production in 2024. Occidental had a leading position in the Permian Basin, and produced approximately 10% of the total oil in the basin in 2024. In 2024, Occidental’s production in the Permian Basin was 664 Mboe/d. In 2024, Occidental spent approximately $2.7 billion of development capital in the Permian Basin, of which 88% was spent on Permian Resources assets.
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
The Permian Resources business is focused on developing and producing unconventional reservoir targets using horizontal drilling technology. The development programs are designed to create long-term value from primary development by maximizing the recovery of oil, utilizing sustainable practices and providing strong financial returns. Occidental strengthened its oil and gas portfolio through the acquisition of CrownRock’s well-positioned assets in the Permian Basin. Occidental’s unconventional oil and gas operations in Permian Resources include approximately 1.5 million net acres. In 2024, Occidental’s activities were focused in the core development areas with emphasis on maintaining the industry leading capital intensity through optimized surface infrastructure and customized well designs. In 2024, Permian Resources produced from approximately 6,100 gross wells and added 356 MMboe to Occidental’s proved reserves through infill development projects and extensions of proved areas.
The Permian Basin’s concentration of large conventional reservoirs, strong CO2 flooding performance and the expansive CO2 transportation and processing infrastructure has resulted in decades of high-value enhanced oil production.

OXY 2024 FORM 10-K	31

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

With 33 active CO2 floods and over 50 years of experience, Permian EOR is the industry leader in Permian Basin CO2 flooding, which can increase ultimate oil recovery by 10% to 25%. Technology improvements, such as the recent trend toward vertical expansion of the CO2 flooded interval into residual oil zone targets, continue to yield more recovery from existing projects. Significant opportunities also remain to gain additional recovery by expanding Occidental’s existing CO2 projects into new portions of reservoirs that have only been waterflooded. Permian EOR has 1.4 million net acres with a large inventory of future CO2 projects, which could be developed over the next 20 years or accelerated, depending on market conditions. Permian EOR produced from approximately 12,600 gross wells in 2024.

Rockies and Other Domestic
In 2024, Occidental produced 310 Mboe/d and spent development capital of approximately $0.8 billion in the Rockies and Other Domestic locations. Production in the DJ Basin is derived from approximately 3,700 wells primarily focused in the Niobrara and Codell formations. The DJ Basin, including the North DJ Basin, comprises approximately 0.6 million total net acres and provides competitive economics, low breakeven costs and free cash flow generation through Occidental’s contiguous acreage position and royalty uplift.
Operations in the DJ Basin are subject to regulations that impose siting requirements, or “setback,” on certain oil and gas drilling locations based on the distance of a proposed well pad to occupied structures. Occidental has dedicated stakeholder relations team that conducts regulatory and community outreach with respect to its permit applications and operations in Colorado with a focus on building trust and fostering open communication with those who live and work near its operations. Occidental has established a steady cadence of permit approvals from various agencies, local governments and the ECMC through robust community outreach, protective site selection, thoughtful facility design and planning, and best-in-class measures to mitigate potential impacts from operations. In 2024, Occidental submitted Oil and Gas Development Plans comprising approximately 200 wells to the ECMC. As of December 31, 2024, Occidental has permits for over 90% of the 2025 drilling schedule and over 70% of the 2026 drilling schedule with the remaining percentage of activity largely submitted and pending approval. Occidental continues to gain efficiencies in the permitting process and will continue to look for additional opportunities to do so in the future.
Occidental has interests in approximately 0.1 million net acres in the Powder River Basin, mainly located in Converse County and Campbell County, Wyoming. The field contains the Turner, Niobrara, Mowry and Parkman formations that hold both liquids and natural gas.
Occidental holds approximately 4.6 million net acres in other domestic locations, which consist of acreage and fee minerals outside of Occidental’s core operated areas including parts of Arkansas, Colorado, Louisiana, Texas, West Virginia and Wyoming.

OFFSHORE DOMESTIC ASSETS
Gulf of America
The Gulf of America accounts for more than 14% of total United States oil production. Occidental is the fourth-largest oil and gas producer in the deepwater Gulf of America, operating 8 strategically located deepwater floating platforms and producing from 16 active fields while owning a working interest in approximately 300 blocks, covering approximately 1.1 million net acres.
In 2024, Occidental’s Gulf of America production was 125 Mboe/d from 82 gross wells. Occidental’s focused production management and artificial lift projects successfully reduced reservoir declines for a consecutive fifth year. Operational efficiency focus continued in 2024, with Production Operations and Asset Integrity teams continuing to achieve world class platform operating efficiencies, with major equipment uptimes of over 98%. Multiple platform seasonal shut-ins were planned and executed safely, resulting in an 80% reduction in the number of annual planned shut-in days compared to 2019.
Occidental’s Gulf of America assets continued to be among the lowest carbon emissions operations in the industry with zero routine flaring and zero cold venting.
Occidental invested $0.7 billion of development capital in 2024 with a continued strategy of low risk, infill drilling opportunities and accelerated project delivery at its Horn Mountain, Lucius, and Marco Polo facilities. Drilling and well service activities were ramped up using two floating drill ships and several service rigs. During 2024, all necessary regulatory permits for new wells and existing operations were obtained timely without any operational delays. Occidental was further awarded 45 new leases from the BOEM’s Lease Sale 261.
Occidental’s Asset Development teams made significant progress in developing new plans to significantly expand the recovery from Occidental’s producing oil and gas reservoirs. Several major secondary recovery uplift projects, as well as new horizontal/extended reach well opportunities, will be ready to begin implementation in 2025 onwards.
Occidental is also implementing several state-of-the-art artificial lift projects, including down-hole gas-lift and caisson electric submersible pumps at its Horn Mountain platform. These projects are expected to deliver some of the highest margin production in Occidental’s portfolio coming online beginning in the third quarter of 2025. Occidental plans to conduct development and exploration activities in 2025 using two floating drill ships and several other well service vessels and continue to optimize its extensive portfolio of lease working interests.

32	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table shows key areas of ongoing development in the Gulf of America, along with the corresponding working interest in those areas.

Working Interest
Horn Mountain	100%
Holstein	100%
Marlin	100%
Lucius	67%
K2 Complex	51%
Caesar Tonga	34%
Constellation	33%

INTERNATIONAL INTERESTS
BUSINESS REVIEW
Occidental primarily conducts its ongoing international operations in two sub-regions: the Middle East and North Africa. Its activities include oil, NGL and natural gas production through direct working interests and PSCs. Under the PSCs, Occidental records a share of production and reserves to recover certain development and production costs and an additional share for profit. These contracts do not transfer any right of ownership to Occidental and reserves reported from these arrangements are based on Occidental’s economic interest as defined in the contracts. Occidental’s share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, Occidental’s net economic benefit from these contracts is greater when product prices are higher. Approximately $0.6 billion of Occidental’s worldwide capital budget is expected to be allocated to its international operations in 2025.

MIDDLE EAST / NORTH AFRICA ASSETS

1.Algeria 2.Oman 3.Qatar 4.UAE

Algeria
Occidental’s interests in Algeria consists of production rights in 18 fields within Blocks 404a and 208 located in the Berkine Basin in Algeria’s Sahara Desert. Occidental also owns interests in 3 unitized fields with Blocks 404a and 208 (the Ourhoud Unit, the EMK Unit and the HBN Unit) as well as in 3 processing facilities (the El Merk central processing facility in Block 208 that processes produced oil, NGL, and natural gas; and the Hassi Berkine South and Ourhoud central processing facilities in Block 404a that process produced oil).
In 2024, net production in Algeria was 28 Mboe/d, from 205 gross wells, and annual development capital expenditures were $0.1 billion.

OXY 2024 FORM 10-K	33

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

Oman
In Oman, Occidental is the operator of Block 9, Block 27, Block 53 (Mukhaizna Field), Block 62 and Block 65 and has additional interests in Blocks 30, 51 and 72, which are under the Exploration phase. The working interest and contract expiration year for each of the respective blocks are shown in the table below. Occidental holds 6.0 million gross acres and has 10,000 potential well inventory locations. In 2024, Occidental’s share of production was 66 Mboe/d.

	Working Interest	Block Expiration (Year)
Block 9	50%	2030
Block 27	65%	2035
Block 53	47%	2035
Block 62	100%	2028
Block 65	51%	2037
Blocks 30, 51 and 72	100%	Exploration Phase

Occidental has produced over 823 million gross barrels from Block 9 since the beginning of its operation through successful exploration, continuous drilling improvements and EOR projects. The Mukhaizna Field in Block 53 is a major pattern steam flood project for EOR that utilizes some of the largest mechanical vapor compressors ever built. Since assuming operations in the Mukhaizna Field in 2005, Occidental has drilled over 3,600 new wells and has produced over 634 million gross barrels. In 2024, Occidental invested development capital of $0.4 billion across all of the Oman blocks to drill 95 wells and execute facilities projects to support development and EOR activities.
In 2025, Occidental will continue to enhance production by adding extended and dual laterals, stimulating wells with the OXY JETTINGTM wellbore stimulation system, and expanding thermal conformance. Occidental will also continue to execute projects in Oman targeting emissions reductions.

Qatar
In Qatar, Occidental partners in the Dolphin Energy Project, an investment that is comprised of two separate economic interests. Occidental has a 24.5% interest in the upstream operations to develop and produce NGL, natural gas and condensate from Qatar’s North Field through mid-2032. Occidental also has a 24.5% interest in DEL, which operates a pipeline and is discussed further in the midstream and marketing segment section in this Form 10-K under Pipeline. In 2024, Occidental’s net share of production from Dolphin was 39 Mboe/d.

UAE
Occidental has a 40% participating interest in the Shah gas field (Al Hosn Gas), in conjunction with ADNOC, the UAE’s national oil company, which expires in 2041. In 2024, Occidental’s net share of production from Al Hosn Gas was 293 MMcf/d of natural gas and 42 Mbbl/d of NGL and condensate. Al Hosn Gas includes gas processing facilities which are discussed further in the midstream and marketing segment section in this Form 10-K under Gas Processing, Gathering and CO2.
In 2019 and 2020, Occidental acquired 9-year exploration concessions and, subject to a declaration of commerciality, 35-year production concessions for Onshore Block 3 and Block 5, which cover an area approximately 1.5 million acres and 0.8 million acres, respectively, and are adjacent to Al Hosn Gas. In 2023, Occidental commenced first oil production in Onshore Block 3. In 2025, Occidental will continue further exploration and appraisal activities in Onshore Block 3 and Block 5.

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
The following table shows the 2024, 2023 and 2022 calculated first-day-of-the-month average prices for both WTI and Brent oil prices, as well as the Henry Hub gas prices:

	2024	2023	2022
WTI Oil ($/Bbl)	$75.48	$78.22	$93.67
Brent Oil ($/Bbl)	$79.65	$82.80	$97.77
Henry Hub Natural Gas ($/MMbtu)	$2.13	$2.64	$6.36
Mt. Belvieu NGL ($/Bbl)	$33.04	$29.94	$47.81

34	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

Occidental had proved reserves from continuing operations at year-end 2024 of 4,612 MMboe, compared to the year-end 2023 proved reserves of 3,982 MMboe. Proved developed reserves represented approximately 69% of Occidental’s total proved reserves at year-end 2024 and 2023. The following table shows Occidental’s proved reserves from continuing operations by commodity as a percentage of total proved reserves:

	2024	2023
Oil	46%	49%
NGL	27%	24%
Natural gas	27%	27%

Occidental does not have any reserves from non-traditional sources. For further information regarding Occidental’s proved reserves, see the Supplemental Oil and Gas Information section in Item 8 of this Form 10-K.

CHANGES IN PROVED RESERVES
Changes in Occidental’s 2024 reserves were as follows:

MMboe	2024
Balance — beginning of year	3,982
Revisions of previous estimates	170
Improved recovery	47
Extensions and discoveries	326
Purchases	623
Sales	(50)
Production	(486)
Balance — end of year	4,612

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
In 2024, Occidental’s revisions of previous estimates of proved reserves were positive 170 MMboe, which were composed of 112 MMboe of positive revisions related to additions associated with infill development projects and updates based on reservoir performance of 152 MMboe. The positive revisions were partially offset by negative revisions of 87 MMboe associated with management changes in development plans. Further negative revisions of 29 MMboe were associated with negative price revisions.
The positive revisions related to additions associated with infill development projects of 112 MMboe were mainly in the DJ Basin (55 MMboe), the Permian Basin (45 MMboe) and international assets (8 MMboe).
Positive revisions associated with updates based on reservoir performance of 152 MMboe were primarily due to positive performance revisions in the DJ Basin (81 MMboe), GOA (41 MMboe), international assets (32 MMboe) and the Powder River Basin (11 MMboe).
The negative revisions of 87 MMboe associated with management changes in development plans were primarily related to the Permian Basin (53 MMboe), Oman (19 MMboe) and GOA (13 MMboe).
Negative price revisions of 29 MMboe were mainly associated with the Permian Basin.

OXY 2024 FORM 10-K	35

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

Improved Recovery
In 2024, Occidental added proved reserves of 47 MMboe related to improved recovery in Permian EOR (40 MMboe) and Oman (7 MMboe). These properties comprise conventional projects, which are characterized by the deployment of EOR development methods, largely employing application of CO2 flood, waterflood or steam flood. These types of conventional EOR development methods can be applied through existing wells, though additional drilling is frequently required to fully optimize the development configuration. Waterflooding is the technique of injecting water into the formation to displace the oil to the offsetting oil production wells. The use of either CO2 or steam flooding depends on the geology of the formation, the evaluation of engineering data, availability and cost of either CO2 or steam and other economic factors. Both techniques work similarly to lower viscosity causing the oil to move more easily to the producing wells.

Extensions and Discoveries
Occidental also added proved reserves from extensions and discoveries, which are dependent on successful exploration and exploitation programs. In 2024, extensions and discoveries added 326 MMboe primarily related to the recognition of proved reserves in the Permian Basin (313 MMboe).

Purchases of Proved Reserves
In 2024, Occidental purchased proved reserves of 623 MMboe primarily consisting of proved reserves in the Permian Midland Basin related to the CrownRock Acquisition.

Sales of Proved Reserves
In 2024, Occidental sold 50 MMboe in proved reserves related to the divestitures of certain non-strategic assets primarily in the Permian Basin.

Proved Undeveloped Reserves
Occidental had PUD reserves at year-end 2024 of 1,421 MMboe, compared to the year-end 2023 amount of 1,232 MMboe.
Changes in PUD reserves were as follows:

MMboe	2024
Balance — beginning of year	1,232
Revisions of previous estimates	(44)
Improved recovery	43
Extensions and discoveries	234
Purchases	305
Sales	(17)
Transfer to proved developed reserves	(332)
Balance — end of year	1,421

Revisions of previous estimates were a negative 44 MMboe. Approximately 87 MMboe of the negative revisions were associated with management changes in development plans, mainly in the Permian Basin (53 MMboe), Oman (19 MMboe), and GOA (13 MMboe). Further negative revisions of 49 MMboe were primarily associated with updates based on reservoir performance, primarily due to negative performance revisions in the Permian Basin (46 MMboe) and international assets (31 MMboe) that were partially offset by positive performance revisions in GOA (33 MMboe). The negative revisions were partially offset by positive revisions of 81 MMboe primarily due to additions associated with infill development projects, mainly in the DJ Basin (49 MMboe) and the Permian Basin (29 MMboe), as well as positive revisions of 10 MMboe primarily associated with updates based on interest related revisions.
Extensions and discoveries added 234 MMboe primarily related to the recognition of proved reserves in the Permian Basin (227 MMboe). Total improved recovery additions of 43 MMboe were the result of implementing secondary and tertiary projects in Permian EOR (40 MMboe) and Oman (3 MMboe). In 2024, Occidental purchased PUD reserves of 305 MMboe primarily consisting of development projects in the Permian Midland Basin related to the CrownRock Acquisition. The 2024 additions to PUD reserves were partially offset by transfers to proved developed reserves of 332 MMboe. The transfers were primarily associated with the DJ Basin (141 MMboe), the Permian Basin (135 MMboe), GOA (24 MMboe), and the UAE (19 MMboe).
In 2024, Occidental incurred approximately $2.1 billion to convert PUD reserves to proved developed reserves, and in 2024 Occidental converted approximately 27% of its PUD reserves to proved developed, when adjusted for revisions and sales. As of December 31, 2024, Occidental had 1,421 MMboe of PUD reserves of which 83% were associated with domestic onshore, 5% with GOA and 12% with international assets. Occidental’s most active development areas are located in the Permian Basin, which represented 68% of the PUD reserves as of December 31, 2024. Occidental’s total planned

36	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

2025 capital expenditures for oil and gas are between $5.8 billion and $6.0 billion. Overall, Occidental plans to spend approximately $8.7 billion over the next five years to develop its PUD reserves in the Permian Basin.
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
As of December 31, 2024, Occidental had 167 MMboe of pre-2020 PUD reserves that remained undeveloped. These PUD reserves relate to approved long-term development plans, primarily associated with international development projects (129 MMboe) with physical limitations in existing gas processing capacity and related to approved long-term development plans for Permian EOR projects (34 MMboe), also with physical limitations in existing gas processing capacity. Occidental remains committed to these projects and continues to actively progress the development of these volumes. In addition to the above, Occidental has 29 MMboe of PUD reserves that are scheduled to be developed more than five years from their initial date of booking. These PUD reserves are related to approved long-term development plans, primarily associated with international development projects.

RESERVES EVALUATION AND REVIEW PROCESS
Occidental’s estimates of proved reserves and associated future net cash flows as of December 31, 2024 were made by Occidental’s technical personnel and are the responsibility of management. The estimation of proved reserves is based on the requirement of reasonable certainty of economic producibility and funding commitments by Occidental to develop the reserves. This process involves reservoir engineers, geoscientists, planning engineers and financial analysts. As part of the proved reserves estimation process, all reserve volumes are estimated by a forecast of production rates, operating costs and capital expenditures. Price differentials between benchmark prices (the unweighted arithmetic average of the first-day-of-the-month price for each month within the year) and realized prices and specifics of each operating agreement are then used to estimate the net reserves. Production rate forecasts are derived by a number of methods, including estimates from decline curve analysis, type well profile analysis, computer simulation of the reservoir performance, volumetric analysis and material balance calculations that take into account the volumes of substances replacing the volumes produced and associated reservoir pressure changes supported by various technologies including seismic analysis. These reliable field-tested technologies have demonstrated reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. Operating and capital costs are forecast using the current cost environment applied to expectations of future operating and development activities.
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
The current Vice President, Reserves for Oxy Oil and Gas is responsible for overseeing the preparation of reserve estimates, in compliance with SEC rules and regulations, including the internal audit and review of Occidental's oil and gas reserves data. She has over 23 years of experience in the upstream sector of the exploration and production business and has extensive experience evaluating a variety of assets in basins around the world. She is a past President of the International Executive Committee for the SPEE and a member of the Society of Petroleum Engineers. She is a licensed Professional Engineer in the State of Texas and currently serves on the SPEE Reserves Definitions Committee. She has Bachelor of Science degree in chemical engineering from the University of Illinois Urbana-Champaign.
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
In 2024, Ryder Scott conducted a process review of the methods and analytical procedures utilized by Occidental’s engineering and geological staff for estimating the proved reserves volumes, preparing the economic evaluations and determining the reserves classifications as of December 31, 2024, in accordance with SEC regulatory standards. Ryder Scott reviewed the specific application of such methods and procedures for selected oil and gas properties considered to be

OXY 2024 FORM 10-K	37

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

a valid representation of Occidental’s 2024 year-end total proved reserves portfolio. In 2024, Ryder Scott reviewed approximately 34% of Occidental’s proved oil and gas reserves. Since being engaged in 2003, Ryder Scott has reviewed the specific application of Occidental’s reserve estimation methods and procedures for approximately 86% of Occidental’s existing proved oil and gas reserves.
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

OUTLOOK
The oil and gas exploration and production industry is highly competitive, is subject to significant volatility due to various market conditions and operations are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices. All commodity prices decreased in 2024. In 2024, compared to 2023, the average daily price per barrel of WTI crude decreased to $75.72 from $77.64, the average daily Brent price per barrel decreased to $79.79 from $82.25 and the average daily NYMEX natural gas price per MMcf decreased to $2.34 from $2.94.
Oil prices will continue to be affected by: (i) global supply and demand, which are generally a function of global economic conditions, inventory levels, production or supply chain disruptions, technological advances, regional market conditions and the actions of OPEC, other significant producers and governments; (ii) transportation capacity, infrastructure constraints, and costs in producing areas; (iii) currency exchange rates and inflation rates; and (iv) the effect of changes in these variables on market perceptions. It is expected that the price of oil will be volatile for the foreseeable future given the current geopolitical risks, the ongoing global impact of geopolitical risks, the evolving macro-economic environment and supply activity from OPEC and non-OPEC oil producing countries and U.S. Government management of the U.S. Strategic Petroleum Reserve. Occidental does not operate or own assets in either Russia or Ukraine, or in the immediate vicinity of ongoing conflicts in the Middle East.
NGL prices are related to the supply and demand for the components of products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products for which they are used as feedstock. In addition, infrastructure constraints magnify the pricing volatility from region to region.
Domestic natural gas prices and local differentials are strongly affected by local supply and demand fundamentals, as well as government regulations, global LNG demand and availability of transportation capacity from producing areas. International gas prices are generally fixed under long-term contracts.
These and other factors make it difficult to predict the future direction of oil, NGL and domestic gas prices reliably. For purposes of the current capital plan, Occidental will continue to focus on allocating capital to high-return assets with the flexibility to adjust based on fluctuations in commodity prices, current economic conditions, such as supply chain constraints, higher interest rates, global logistics and high inflation, which has continued to disrupt global supply and demand balances, with the goal of keeping returns well above its cost of capital.
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

38	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

CHEMICAL SEGMENT

BUSINESS STRATEGY
OxyChem concentrates on the chlorovinyls chain, beginning with the co-production of caustic soda and chlorine. Caustic soda and chlorine are marketed to external customers. In addition, chlorine, together with ethylene, is converted through a series of intermediate products into PVC. OxyChem seeks to be a low-cost producer in order to generate cash flow in excess of its normal capital expenditure requirements and achieve above-cost-of-capital returns. OxyChem’s focus on chlorovinyls allows it to maximize the benefits of integration and take advantage of economies of scale. Capital is employed to sustain production capacity and to focus on projects and developments designed to improve the competitiveness of segment assets. Acquisitions and plant development opportunities may be pursued when they are expected to enhance the existing core chlor-alkali and PVC businesses or take advantage of other specific opportunities. The expansion and conversion of the Battleground chlor-alkali plant to membrane technology continued in 2024 with completion expected in 2026. In 2024, capital expenditures for OxyChem totaled $685 million.

BUSINESS ENVIRONMENT
Although the United States economic growth was higher than that of 2023, depressed growth in China continues to negatively impact the global market. While domestic demand increased for most products during 2024, product prices declined due to impacts of global supply exceeding demand, especially on chlorine and chlorinated derivatives products, including PVC. With the downward pressure on chlorinated product prices and margins, caustic soda prices increased across the year.

BUSINESS REVIEW
BASIC CHEMICALS
Chlor-alkali operating rates increased in 2024 as global demand for most products returned to modest levels of growth. Despite the demand growth, global supply continued to exceed global demand on most products; therefore pricing and margins continued to decline across 2024.

VINYLS
Domestic PVC demand realized appreciable 8% growth in 2024. U.S. Gulf Coast exports also increased year over year by 3%. Industry utilization rates averaged 85% in 2024, resulting in a net production gain of 1.2 billion pounds year over year. Given the high interest rate environment, housing starts continued to decline for the third consecutive year. Construction markets have largely offset the housing market segment and resulted in year over year demand gains. PVC exports continue to be an important outlet for PVC production and represented 34% of overall demand across 2024.

OUTLOOK
Industry performance will depend on the health of the global economy. Lingering inflationary impacts will continue to impact the domestic housing and construction sectors during 2025, while overall global demand will be impacted by the rate of China’s economic recovery. Product margins will depend on the resulting supply and demand balances and the regionally comparative level of energy costs. Potential tariffs could have an impact on global trade flow, particularly on PVC. Approximately $0.9 billion of Occidental’s worldwide capital budget is expected to be allocated to OxyChem in 2025.

BASIC CHEMICALS
Demand for basic chemicals is expected to improve modestly in 2025 following the continuing slow growth trend of the general economy. Demand for chlorine and derivatives should show moderate growth in all key market segments in 2025, while demand for alkali products should continue to demonstrate stronger growth in core segments of alumina and pulp and paper.

VINYLS
Single family housing starts have held steady throughout 2024, offset by a multi-family housing market that continues to erode. Total housing starts are expected to be flat to slightly improved in 2025, which will have a modestly positive impact to domestic PVC demand in 2025. However, domestic infrastructure projects and increasing global demand will drive domestic PVC demand growth year over year in 2025. Domestic PVC expansions came online during 2024, which had a negative impact on 2024 year-end prices as the new production was targeted for a bearish PVC market.

OXY 2024 FORM 10-K	39

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

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
This segment also seeks to minimize the costs of gas and power used in Occidental’s various businesses. Also included in the midstream and marketing segment is OLCV. OLCV seeks to leverage Occidental’s experience with carbon management in EOR, major projects development and OxyChem plant operations to further the development of CCUS projects. OLCV invests in emerging low-carbon technologies that are expected to reduce Occidental’s carbon footprint and ensure the long-term sustainability of Occidental’s core businesses, and enable others to do the same.
Capital is employed to sustain or expand assets to improve the competitiveness of Occidental’s businesses. In 2024, capital expenditures related to the midstream and marketing segment totaled $880 million, before contributions from noncontrolling interests, the majority of which were related to the construction of STRATOS.

BUSINESS ENVIRONMENT
Midstream and marketing segment earnings are affected by the performance of its various businesses, including its marketing, gathering and transportation, gas processing and power-generation assets. The marketing business aggregates, markets and stores Occidental and third-party volumes. Marketing performance is affected primarily by commodity price changes and margins in oil and gas transportation and storage programs. The marketing business results can experience significant volatility depending on commodity prices and the Midland-to-Gulf-Coast oil spreads and Waha-to-Gulf-Coast gas spreads. The Midland-to-Gulf-Coast oil spreads have increased to an average of $0.49 per barrel in 2024 from an average of $0.21 per barrel in 2023. A $0.25 change in the Midland-to-Gulf-Coast oil spreads impacts 2024 operating cash flows by approximately $65 million. The Waha-to-Gulf-Coast gas spreads have increased to an average of $1.49 per MMbtu in 2024 from an average of $0.54 per MMbtu in 2023. Gas gathering, processing and transportation results are affected by fluctuations in commodity prices and the volumes that are processed and transported through the segment’s plants, as well as the margins obtained on related services from investments in which Occidental has an equity interest.

BUSINESS REVIEW
MARKETING
The marketing group markets substantially all of Occidental’s oil, NGL and natural gas production and optimizes its transportation and storage capacity. Occidental’s third-party marketing activities focus on purchasing oil, NGL and natural gas for resale from parties whose oil and gas supply is located near its transportation and storage capacity. These purchases allow Occidental to aggregate volumes to better utilize and optimize its assets. In 2024, compared to 2023, marketing results were impacted by higher gas marketing margin from transportation capacity optimization and higher equity method investment income from WES, partially offset by higher activities in the OLCV business.

DELIVERY AND TRANSPORTATION COMMITMENTS
Occidental has made long-term commitments to certain refineries and other buyers to deliver oil, NGL and natural gas. The total amount contracted to be delivered is approximately 49 MMbbl of oil through 2025, 794 MMbbl of NGL through 2034 and 674 Bcf of gas through 2029. The price for these deliveries is set at the time of delivery of the product.
Occidental has crude pipeline take-or-pay capacity of approximately 850 Mbbl/d to the Gulf Coast, leased crude storage capacity of approximately 9 MMbbl and capacity at the crude terminal of approximately 525 Mbbl/d. Certain of Occidental's crude pipeline take-or-pay agreements expire in 2025 and its Midstream business is well-positioned to benefit from potential reductions in crude oil transportation rates from the Permian to the Gulf Coast.

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

40	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol “WES.” As of December 31, 2024, Occidental owned all of the 2.3% non-voting general partner interest, 43.5% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of December 31, 2024, Occidental's combined share of net income from WES and its subsidiaries was 46.0%. See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for more information regarding Occidental’s equity method investment in WES. WES owns gathering systems, plants and pipelines and earns revenue from fee-based and service-based contracts with Occidental and third parties.
Occidental’s 40% participating interest in Al Hosn Gas also includes sour gas processing facilities that are designed to process 1.45 Bcf/d of natural gas and separate it into salable gas, condensate, NGL and sulfur. In 2024, the project produced 732 MMcf/d of natural gas, 106 Mbbl/d of NGL and condensate, and 13,800 tons/d of sulfur, of which Occidental’s net share was 293 MMcf/d of natural gas, 42 Mbbl/d of NGL and condensate and 5,520 tons/d of sulfur.

POWER GENERATION FACILITIES
Earnings from power and steam generation facilities are derived from sales to affiliates and third parties.

LOW-CARBON VENTURES
OLCV was formed to capitalize on Occidental’s extensive experience in utilizing CO2 in its development of CCUS projects and providing services to third parties to facilitate the implementation of their CCUS projects. Moreover, OLCV is fostering emerging technologies, including DAC and low-carbon power sources, and other business models with the potential to position Occidental as a leader in the production of low-carbon energy and products.
In 2024, Occidental continued the construction of STRATOS, the first commercial scale direct air capture facility in Ector County, Texas. The facility is expected to begin start-up operations in mid-2025. Occidental has a joint venture agreement with BlackRock, through a fund managed by its Diversified Infrastructure business, for the development of STRATOS. The agreement provides $550 million of committed investment from BlackRock's fund.
Occidental helped develop standards and protocols recognized by the EPA for monitoring, reporting and verifying the amount, safety and permanence of CO2 stored through secure geologic sequestration. Occidental holds four EPA-approved monitoring, reporting and verification plans for geologic sequestration through EOR production. OLCV has acquired access to over 370,000 acres of pore space to date, and has continued to pursue permits of Class VI CO2 injection wells with the intention of developing six sequestration hubs. OLCV is also currently conducting front-end engineering design work and feasibility studies on a number of projects to capture and sequester CO2, either from the atmosphere or from industrial point sources. The profitability of sequestration projects is dependent upon the costs of developing, building and operating sequestration infrastructure, demand for sequestration services from emitters and the availability of certain tax attributes and credits generated from the capture and storage of CO2.
Occidental owns a 41.6% interest in NET Power, which is developing a low-cost, natural gas electric power system that generates near-zero emissions and inherently captures all CO2. NET Power Inc. is currently traded on the NYSE under the symbol “NPWR.” NET Power expects its first utility scale plant, located in the Permian, to begin power generation in the second half of 2027 or the first half of 2028.

OUTLOOK
Midstream and marketing segment results can experience volatility depending on commodity price changes, demand impacting export sales, the Midland-to-Gulf-Coast oil spreads and Waha-to-Gulf-Coast gas spreads. Gas gathering, processing and transportation results are affected by fluctuations in commodity prices and the volumes that are processed and transported through the segment’s plants, as well as the margins obtained on related services from investments in which Occidental has an equity interest.
Recently, economy-wide cost increases affected various elements of the supply chain. Further increases could increase the cost of sequestration and other low-carbon projects. In 2024, increased interest from third parties in providing sequestration services or purchasing carbon credits indicated a growing market for OLCV products and services.
In August 2022, Congress passed the IRA which contains, among other provisions, certain tax incentives related to climate change and clean energy. Since the enactment of the IRA, the Treasury has released a substantial amount of regulatory and sub-regulatory guidance. However, much of this guidance remains unfinalized, and significant questions persist regarding its application. On January 20, 2025, the Trump Administration issued an executive order that pauses the disbursement of funds appropriated under the IRA. The ultimate impact of the IRA on Occidental’s emerging low-carbon businesses and net-zero pathway will depend on several factors, including the Treasury's statutory interpretations in the final regulatory guidance pending issuance and potential changes to the IRA incentives in future tax legislation.
Approximately $0.8 billion of Occidental’s worldwide capital budget, before contributions from noncontrolling interests, are expected to be allocated to its midstream and marketing operations in 2025.

OXY 2024 FORM 10-K	41

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The following table sets forth the sales and earnings of each operating segment and corporate items for the years ended December 31:

millions, except per share amounts	2024	2023	2022
NET SALES (a)
Oil and gas	$21,705	$21,284	$27,165
Chemical	4,923	5,321	6,757
Midstream and marketing	962	2,551	4,136
Eliminations	(865)	(899)	(1,424)
Total	$26,725	$28,257	$36,634
SEGMENT RESULTS AND EARNINGS
Domestic	$3,715	$4,822	$10,439
International	1,774	1,859	2,580
Exploration	(275)	(441)	(216)
Oil and gas	5,214	6,240	12,803
Chemical	1,124	1,531	2,508
Midstream and marketing	580	24	273
Total	$6,918	$7,795	$15,584
Unallocated corporate items
Interest expense, net	(1,175)	(945)	(1,030)
Income tax expense	(1,174)	(1,733)	(813)
Other	(1,673)	(421)	(437)
Income from continuing operations	$2,896	$4,696	$13,304
Discontinued operations, net	182	—	—
Net income	3,078	4,696	13,304
Less: Net income attributable to noncontrolling interests	(22)	—	—
Less: Preferred stock dividends and redemption premiums	(679)	(923)	(800)
Net income attributable to common stockholders	$2,377	$3,773	$12,504
Net income attributable to common stockholders—basic	$2.59	$4.22	$13.41
Net income attributable to common stockholders—diluted	$2.44	$3.90	$12.40
(a)Intersegment sales eliminate upon consolidation and are generally made at prices approximating those that the selling entity would be able to obtain in third-party transactions.

42	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEMS AFFECTING COMPARABILITY
OIL AND GAS SEGMENT
Results of Operations

millions	2024	2023	2022
Segment Sales	$21,705	$21,284	$27,165
Segment Results (a)
Domestic	$3,715	$4,822	$10,439
International	1,774	1,859	2,580
Exploration	(275)	(441)	(216)
Total	$5,214	$6,240	$12,803

Items affecting comparability
Gains (losses) on sales of assets and other, net - domestic (b)	$(585)	$142	$148
Gain on sales of assets and other, net - international (c)	$—	$25	$55
Asset impairments and related items - domestic (d)	$(334)	$(209)	$—
Legal settlements	$(54)	$26	$—
(a)Results included significant items affecting comparability discussed in the footnotes below.
(b)The 2024 amount included $572 million of losses primarily related to the sale of non-core onshore U.S. assets. The 2023 and 2022 amounts included gains on sales primarily related to certain non-strategic assets in the Permian Basin of $142 million and $148 million, respectively.
(c)The 2023 and 2022 amounts of $25 million and $55 million, respectively, included post-closing consideration earned as a result of certain production and pricing targets being met as well as the closing of the sale of certain assets that were negotiated with the 2020 Colombia divestiture.
(d)The 2024 amount included a pre-tax impairment of $334 million related to certain wells in the Gulf of America whose future net cash inflows did not indicate that the asset value is recoverable. The 2023 amount included a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental decided not to pursue future exploration and appraisal activities as well as a $29 million impairment related to an equity method investment in Black Butte Coal Company.

Domestic oil and gas results, excluding significant items affecting comparability, decreased in 2024, compared to 2023, primarily due to lower realized oil and natural gas prices, partially offset by higher sales volumes across all commodities, largely driven by the CrownRock Acquisition. International oil and gas results, excluding significant items affecting comparability, decreased in 2024, compared to 2023, primarily due to lower oil and NGL prices and higher lease operating costs, partially offset by higher sales volumes.

OXY 2024 FORM 10-K	43

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

Average Realized Prices
The following table sets forth the average realized prices for oil, NGL and natural gas from ongoing operations for each of the three years in the period ended December 31, 2024, and includes a year-over-year change calculation:

	2024	Year over Year Change	2023	Year over Year Change	2022
Average Realized Prices
Oil ($/Bbl)
United States	$74.62	(2)%	$76.42	(19)%	$94.12
International	$77.46	(2)%	$79.03	(17)%	$95.46
Total worldwide	$75.05	(2)%	$76.85	(19)%	$94.36
NGL ($/Bbl)
United States	$20.48	1%	$20.19	(43)%	$35.69
International	$28.00	(5)%	$29.35	(14)%	$34.09
Total worldwide	$21.38	—%	$21.32	(40)%	$35.48
Natural Gas ($/Mcf)
United States	$0.94	(54)%	$2.04	(63)%	$5.48
International	$1.89	1%	$1.88	(1)%	$1.89
Total worldwide	$1.18	(41)%	$2.00	(56)%	$4.51
Realized Price and Sales Volume Variance
The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

			Increase (Decrease) Related to
millions	Year ended December 31, 2023	(a)	Price Realizations	Net Sales Volumes	Year ended December 31, 2024	(a)
United States Revenue
Oil	$14,893		$(384)	$1,095	$15,604
NGL	1,619		81	165	1,865
Natural gas	970		(572)	116	514
Total	$17,482		$(875)	$1,376	$17,983
International Revenue
Oil (b)	$3,057		$(42)	$(75)	$2,940
NGL	372		(15)	33	390
Natural gas	335		(7)	33	361
Total	$3,764		$(64)	$(9)	$3,691
(a)    Results excluded "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information regarding other revenue.
(b)    Results included the impact of international production sharing contracts, along with the net sales volume impact from the new Algeria development agreement which took effect May 3, 2023.

44	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

Production
The following table sets forth the production volumes of oil, NGL and natural gas per day for each of the three years in the period ended December 31, 2024, and includes a year-over-year change calculation:

Production per Day, Ongoing Operations (Mboe/d)	2024	Year over Year Change	2023	Year over Year Change	2022
United States
Permian	664	14%	584	14%	513
Rockies & Other Domestic	310	14%	271	(2)%	277
Gulf of America	125	(14)%	145	(1)%	147
Total	1,099	10%	1,000	7%	937
International
Algeria & Other International	32	(9)%	35	(26)%	47
Al Hosn Gas	91	10%	83	14%	73
Dolphin	39	—%	39	5%	37
Oman	66	—%	66	2%	65
Total	228	2%	223	—%	222
Total Production (Mboe/d) (a)	1,327	9%	1,223	6%	1,159
(a)Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Boe equivalence does not necessarily result in price equivalence. Please refer to the Supplemental Oil and Gas Information (unaudited) section of this Form 10-K for additional information on oil and gas production and sales.

Average daily production volumes from ongoing operations increased by 9% in 2024, compared to 2023. The increase in production was primarily related to increased U.S. onshore production, including volumes from the CrownRock
Acquisition closed on August 1, 2024, higher DJ basin production from new development activities and higher Al Hosn Gas production, as the Al Hosn Gas expansion project was completed in the second quarter of 2023.

Lease Operating Expense
The following table sets forth the average lease operating expense per Boe from ongoing operations for each of the three years in the period ended December 31, 2024:

	2024	2023	2022
Average lease operating expense per Boe	$9.75	$10.48	$9.52

Average lease operating expense per Boe decreased in 2024, compared to 2023, primarily due to lower operational costs as a result of the CrownRock Acquisition and operational efficiencies.

CHEMICAL SEGMENT

millions	2024	2023	2022
Segment Sales	$4,923	$5,321	$6,757
Segment Results	$1,124	$1,531	$2,508
Items affecting comparability
Legal Settlements	$(16)	$—	$—

Chemical segment results decreased in 2024, compared to 2023, driven primarily by lower realized pricing across most product lines, partially offset by improved demand across most product lines and lower energy costs.

OXY 2024 FORM 10-K	45

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

MIDSTREAM AND MARKETING SEGMENT

millions	2024	2023	2022
Segment Sales	$962	$2,551	$4,136
Segment Results (a)	$580	$24	$273

Items affecting comparability
Gains on sales of assets and other, net (b)	$647	$51	$98
TerraLithium fair value gain	$27	$—	$—
Derivative losses, net (c)	$(32)	$(14)	$(259)
Asset impairments and other charges, net (c)	$(21)	$(60)	$—
Acquisition-related costs (d)	$—	$(20)	$—
Carbon Engineering fair value gain (d)	$—	$283	$—
(a)Results included significant items affecting comparability discussed in the footnotes below.
(b)The 2024, 2023 and 2022 amounts included gains on sale of $489 million, $51 million and $62 million, respectively, from the sales of 19.5 million, 5.1 million and 10.0 million limited partner units in WES, respectively. The 2024 amount also included $158 million of income from equity investments and other related to Occidental's share of WES' gains on its asset divestitures.
(c)The 2023 amount included amounts from income from equity investments and other in the Consolidated Condensed Statement of Operations.
(d)The 2023 amount included a gain of $283 million from the remeasurement of the noncontrolling interest held prior to the Carbon Engineering acquisition to fair value and acquisition-related costs of $20 million.

Midstream and marketing segment results, excluding items affecting comparability, increased in 2024, compared to 2023, due to higher income in the gas marketing business as a result of higher gas transportation spreads from the Permian to the Gulf Coast and higher equity method investment income from WES, partially offset by higher activities in OLCV.

CORPORATE
Significant corporate items include the following:

millions	2024	2023	2022
Items Affecting Comparability
Passaic environmental reserve(a)	$(925)	$—	$—
Environmental receivable valuation allowance adjustment(a)	$(84)	$260	$(22)
Acquisition-related costs(b)	$(150)	$(6)	$(89)
Gains on sales of assets and other, net	$48	$—	$—
Interest rate swap gains, net	$—	$—	$317
Early debt extinguishment	$—	$—	$149
(a)See Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.
(b)The 2024 amount included $66 million of financing costs related to the CrownRock Acquisition and the remaining amounts were related to CrownRock transaction costs. The 2023 amount related to costs incurred for the CrownRock Acquisition and the 2022 amount related to the Anadarko Acquisition.

46	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

INCOME TAXES
Total deferred tax assets, after valuation allowance, were $2.4 billion and $2.0 billion as of December 31, 2024 and 2023, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The total deferred tax liabilities were $7.7 billion as of December 31, 2024 and 2023. See more discussion below.
WORLDWIDE EFFECTIVE TAX RATE
The following table sets forth the calculation of the worldwide effective tax rate for income from continuing operations:

millions	2024	2023	2022
Income from continuing operations before taxes	$4,070	$6,429	$14,117
Income tax benefit (expense)
Federal and state	(589)	(975)	248
Foreign	(585)	(758)	(1,061)
Total income tax expense	(1,174)	(1,733)	(813)
Income from continuing operations	$2,896	$4,696	$13,304
Worldwide effective tax rate	29%	27%	6%
Occidental’s worldwide effective tax rate in 2024 and 2023 was higher than the U.S. statutory rate of 21% and primarily driven by Occidental's jurisdictional mix of income, where international income is subject to tax at statutory rates as high as 55%. The 2022 worldwide effective tax rate was impacted by a legal entity reorganization, as described below.
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
INFLATION REDUCTION ACT AND PILLAR TWO
In August 2022, Congress passed the IRA that contains, among other provisions, certain tax incentives related to climate change and clean energy. Since the enactment of the IRA, the Treasury has released a substantial amount of regulatory and sub-regulatory guidance. However, much of this guidance remains unfinalized, and significant questions persist regarding its application. On January 20, 2025, the Trump Administration issued an executive order that pauses the disbursement of funds appropriated under the IRA. The ultimate impact of the IRA on Occidental’s businesses depends on several factors, including the Treasury's statutory interpretations in the final regulatory guidance pending issuance and potential changes to the IRA incentives in future tax legislation.
Approximately 140 countries have agreed to support the OECD Pillar Two initiative that proposes to apply a 15% global minimum tax on multinational entities, applied jurisdiction-by-jurisdiction. Several countries, including European Union member states, Canada, and Oman, have enacted or are in the process of enacting legislation aligned with all, or portions of, Pillar Two. Widespread implementation of Pillar Two is anticipated in 2025.
As the legislation becomes effective in countries in which Occidental operates, the Company’s cash tax could increase, and its effective tax rate could be negatively impacted. In January 2025, the Trump Administration issued an executive order indicating that any commitments made by the prior U.S. administration regarding Pillar Two “have no force or effect in the United States”. The order also suggested the U.S. will consider retaliatory measures against countries that attempt to apply extraterritorial taxes on U.S. companies.
Occidental will continue to monitor the developments in the U.S., in addition to the status of legislation and guidance issued by both the OECD and the jurisdictions in which the Company operates, to assess the impact on the Company’s tax position. Occidental does not expect the global minimum tax provisions to have a material impact on its results of operations, financial position, or cash flows.

OXY 2024 FORM 10-K	47

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

REVENUE AND OTHER INCOME ITEMS

millions	2024	2023	2022
Net sales	$26,725	$28,257	$36,634
Interest, dividends and other income	$171	$139	$153
Gains (losses) on sales of assets and other, net	$(16)	$522	$308

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
The decrease in net sales in 2024, compared to 2023, was primarily due to the expiration of crude supply contracts in the midstream and marketing segment at the end of 2023, which also decreased purchased commodities for the same periods, lower domestic natural gas and oil prices in the oil and gas segment and lower realized prices across most products in the chemical segment, partially offset by higher oil volumes, largely related to the CrownRock Acquisition in the oil and gas segment.

GAINS (LOSSES) ON SALES OF ASSETS AND OTHER, NET
Gains (losses) on sales of assets and other, net for 2024 included the sale of non-core assets in the Powder River Basin with near to intermediate term lease expirations and certain Delaware Basin assets in Texas and New Mexico for combined net proceeds of $769 million. Occidental recognized a pre-tax loss of $479 million on the asset sales. These and other losses were partially offset by the pre-tax gain of $489 million resulting from the sale of 19.5 million of Occidental’s limited partner units in WES for proceeds of $697 million.

EXPENSE ITEMS

millions	2024	2023	2022
Oil and gas operating expense	$4,738	$4,677	$4,028
Transportation and gathering expense	$1,608	$1,481	$1,475
Chemical and midstream cost of sales	$3,121	$3,116	$3,273
Purchased commodities	$337	$2,009	$3,287
Selling, general and administrative	$1,062	$1,083	$945
Other operating and non-operating expense	$1,581	$1,084	$1,271
Taxes other than on income	$1,039	$1,087	$1,548
Depreciation, depletion and amortization	$7,371	$6,865	$6,926
Asset impairments and other charges	$1,281	$209	$—
Acquisition-related costs	$84	$26	$89
Exploration expense	$275	$441	$216
Interest and debt expense, net	$1,175	$945	$1,030

PURCHASED COMMODITIES
Purchased commodities decreased in 2024, compared to 2023, due to lower volumes on third-party crude purchases as certain crude supply contracts expired in 2023 in the midstream and marketing segment.

OTHER OPERATING AND NON-OPERATING EXPENSE
Other operating and non-operating expense increased in 2024, compared to 2023, primarily due to changes in the receivable valuation allowance related to environmental remediation, which was reduced by $260 million for the Maxus Liquidating Trust in 2023, as well as higher compensation costs and increased research and development activities in OLCV in 2024.

48	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

DEPRECIATION, DEPLETION, AND AMORTIZATION
Depreciation, depletion and amortization increased in 2024, compared to 2023, primarily related to increased sales volumes in the Permian Basin and Rockies.

ASSET IMPAIRMENTS AND OTHER CHARGES
Asset impairments and other charges in 2024, included $925 million Passaic reserve adjustment as well as a pre-tax impairment of $334 million related to certain wells in the Gulf of America whose future net cash inflows did not indicate that the asset value is recoverable. See Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information. Asset impairments in 2023 included a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin and a $29 million impairment related to an equity method investment in the Black Butte Coal Company.

INTEREST AND DEBT EXPENSE, NET
Interest and debt expense increased in 2024, compared to 2023, due to increased debt related to the CrownRock Acquisition.
OTHER ITEMS

Income (expense) millions	2024	2023	2022
Gains on interest rate swaps, net	$—	$—	$317
Income from equity investments and other	$862	$534	$793
Income tax expense	$(1,174)	$(1,733)	$(813)
Discontinued operations, net	$182	$—	$—

INCOME FROM EQUITY INVESTMENTS AND OTHER
Income from equity investments and other increased in 2024, compared to 2023, primarily due to gains on sales of assets and higher operating income recognized by WES in 2024.

INCOME TAX EXPENSE
Income tax expense decreased in 2024, compared to 2023, primarily as a result of lower net income. See Note 10 - Income Taxes in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional details.

DISCONTINUED OPERATIONS, NET
Discontinued operations, net in 2024 resulted from the Andes Arbitration final legal settlement. See Note 5 - Acquisitions, Divestitures and Other Transactions and Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional details.

LIQUIDITY AND CAPITAL RESOURCES
SOURCES AND USES OF CASH
Occidental currently expects its operational cash flows and cash on hand to be sufficient to meet its current debt maturities and other obligations for the next 12 months from the date of this filing. As of December 31, 2024, Occidental’s sources of liquidity included $2.1 billion of cash and cash equivalents, $4.15 billion of borrowing capacity under its RCF, and $600 million of available borrowing capacity under its receivables securitization facility.
In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement for the RCF extending the maturity date to June 30, 2028, and in May 2024, Occidental amended the RCF to increase its borrowing capacity by an additional $150 million to $4.15 billion. In July 2024, Occidental amended and extended the maturity date of its existing receivables securitization facility to July 30, 2027, maintaining $600 million of available borrowing capacity. There were no borrowings outstanding on Occidental’s RCF or receivables securitization facility as of December 31, 2024.
Occidental’s planned 2025 capital expenditures are between $7.6 billion to $7.8 billion, before contributions from noncontrolling interests of $200 million.
As of December 31, 2024, and through the date of this filing, Occidental was in compliance with all covenants in its financing agreements. As of December 31, 2024, Occidental had $1.0 billion in current maturities of long-term debt which are due in 2025, and $4.1 billion in long-term obligations due in 2026. As of December 31, 2024, Occidental had non-cancelable lease payments of $582 million due in 2025, and $425 million due in 2026. Occidental’s final payment for the Carbon Engineering acquisition of approximately $415 million is due in November 2025.
Occidental is party to various purchase agreements that are not accounted for as leases or otherwise accrued as liabilities as of December 31, 2024. These agreements consist primarily of obligations to secure terminal, pipeline and processing capacity, purchase services used in the normal course of business including transporting and disposing of

OXY 2024 FORM 10-K	49

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

produced water, purchase goods used in the production of finished goods including certain chemical raw materials and power and agreements relating to equipment maintenance and service. Refer to the line item “Purchase Obligations” in the table below under Contractual Obligations for the amounts that will be paid for such outstanding off-balance sheet purchase obligations from 2025 and thereafter.

CONTRACTUAL OBLIGATIONS
The following table summarizes and cross-references Occidental’s contractual obligations and indicates on- and off-balance sheet obligations as of December 31, 2024. Commitments related to held for sale assets are excluded.

millions		Payments Due by Year
	Total	2025	2026 and 2027	2028 and 2029	2030 and thereafter
On-Balance Sheet
Current portion of long-term debt (Note 6) (a)	$1,003	$1,003	$—	$—	$—
Long-term debt (Note 6) (a)	23,388	—	5,653	2,761	14,974
Expected interest payments on debt	13,179	1,451	2,459	2,050	7,219
Leases (Note 7) (b)	2,021	582	706	331	402
Asset retirement obligations (Note 1)	4,430	388	893	571	2,578
Other long-term liabilities (c)	3,339	—	896	209	2,234
Off-Balance Sheet
Purchase obligations (d)	12,808	3,414	4,361	2,598	2,435
Total	$60,168	$6,838	$14,968	$8,520	$29,842
(a)Excluded unamortized debt premium, net, debt issuance costs and interest.
(b)Occidental is the lessee under various agreements for real estate, equipment, plants and facilities.
(c)Included long-term obligations under postretirement benefits, accrued transportation commitments, ad valorem taxes and other accrued liabilities.
(d)Amounts included payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure terminal, pipeline and processing capacity, CO2, drilling rigs and services, electrical power, non-lease components, steam and certain chemical raw materials including but not limited to capital commitments. Amounts excluded certain product purchase obligations related to marketing activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable. Long-term purchase contracts were discounted at a 5.51% discount rate.

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

CASH FLOW ANALYSIS

CASH PROVIDED BY OPERATING ACTIVITIES

millions	2024	2023	2022
Operating cash flow from continuing operations	$11,739	$12,308	$16,810
Operating cash flow from discontinued operations, net of taxes	(300)	—	—
Net cash provided by operating activities	$11,439	$12,308	$16,810

Cash flow provided by operating activities decreased in 2024, compared to 2023, primarily from lower realized pricing across most product lines in the chemical segment, lower realized oil and domestic gas prices in the oil and gas segment, and the final settlement related to the Andes Arbitration, partially offset by higher sales volumes in both the chemical and oil and gas segments.

50	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

CASH USED BY INVESTING ACTIVITIES

millions	2024	2023	2022
Capital expenditures
Oil and gas	$(5,320)	$(4,960)	$(3,844)
Chemical	(685)	(535)	(322)
Midstream and marketing	(880)	(656)	(268)
Corporate	(133)	(119)	(63)
Total	$(7,018)	$(6,270)	$(4,497)
Changes in capital accrual	96	25	147
Purchase of businesses, assets and equity investments, net	(9,129)	(713)	(990)
Proceeds from sale of assets and equity investments, net	1,673	448	584
Other investing activities, net	(212)	(470)	(116)
Net cash used by investing activities	$(14,590)	$(6,980)	$(4,872)
Cash flows used by investing activities increased by $7.6 billion in 2024 compared to 2023. In 2024, Occidental continued the construction of STRATOS in OLCV, increased domestic development activities in the oil and gas segment, and continued the expansion and conversion activities of OxyChem’s Battleground chlor-alkali plant, which increased capital expenditures in 2024, compared to 2023.
In 2024, purchase of businesses, assets and equity investments, net included the CrownRock Acquisition consisting of $8.8 billion of net cash consideration (inclusive of cash acquired, certain working capital and other customary purchase price adjustments). In 2023, purchase of businesses, assets and equity investments, net primarily included the purchase of Carbon Engineering.
In 2024, Occidental sold non-core assets in the Powder River Basin with near to intermediate term lease expirations and certain Delaware Basin assets in Texas and New Mexico for combined net proceeds of $769 million and 19.5 million of its limited partner units in WES for proceeds of $697 million. In 2023, Occidental sold certain non-core proved and unproved properties in the Permian Basin for proceeds of $202 million and 5.1 million of its limited partner units in WES for proceeds of $128 million. See Note 5 - Acquisitions, Divestitures and Other Transactions in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for a listing of assets and equity investments acquired and sold in 2024, 2023 and 2022.

CASH PROVIDED (USED) BY FINANCING ACTIVITIES

millions	2024	2023	2022
Net cash provided (used) by financing activities	$3,844	$(4,890)	$(13,715)

Net cash provided by financing activities was $3.8 billion in 2024, which included net proceeds from debt issuance of $9.6 billion and proceeds from the issuance of common stock of $584 million primarily related to common stock warrant exercises, offset by debt repayment of $4.5 billion and cash dividends paid on common and preferred stock of $1.4 billion. See Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this Form 10-K and Note 14 - Stockholders' Equity in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information related to Occidental’s share repurchases.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
For information on Occidental’s Lawsuits, Claims, Commitments and Contingencies, see the information in Note 13 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

OXY 2024 FORM 10-K	51

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

ENVIRONMENTAL EXPENDITURES

Environmental expenditures relate to the prevention, monitoring, control, treatment or abatement of waste, emissions or releases to air, water or land from operations of Occidental’s subsidiaries. These activities are generally integrated with ongoing operations or development projects and therefore are estimated using definitions and guidelines established by the American Petroleum Institute. Although these expenditures may be significant to the results of operations in any single period, the Company does not presently expect them to have a material adverse effect on the Company's liquidity or financial position. Occidental estimated the environmental expenditures to be approximately $812 million in 2024 compared to $736 million in 2023. Included in these expenditures were $253 million and $206 million as of 2024 and 2023, respectively, related to longer-lived improvements in properties currently operated by Occidental. They also include $559 million of operating expenses in 2024 and $530 million in 2023, which are incurred on a continual basis. While Occidental does not expect these costs to fluctuate significantly in the near term, changes in environmental regulations may increase these costs. The environmental expenditures do not include litigation-related costs, including fines, penalties or settlements, Occidental’s investments in low-carbon ventures or costs incurred to satisfy asset retirement obligations.
Remediation expenses of Occidental’s subsidiaries, which are not included in the expenditures above, relate to existing conditions from alleged past practices and were $76 million in 2024 and $79 million in 2023.
For additional information on Occidental’s Environmental Liabilities and Expenditures, see the information in Note 12 - Environmental Liabilities and Expenditures in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

GLOBAL INVESTMENTS

A portion of Occidental’s assets are located outside North America. The following table shows the geographic distribution of Occidental’s assets as of December 31, 2024, at both the segment and consolidated level, related to Occidental’s ongoing operations:

millions	Oil and gas	Chemical	Midstream and marketing	Corporate and other	Total Consolidated
North America
United States	$59,089	$4,921	$9,022	$3,086	$76,118
Canada	—	100	1,550	—	1,650
Middle East	3,632	—	2,936	—	6,568
North Africa and Other	875	101	133	—	1,109
Consolidated	$63,596	$5,122	$13,641	$3,086	$85,445

In 2024, net sales outside North America totaled $4.3 billion, or approximately 16% of total net sales.

52	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Occidental performs impairment tests with respect to its proved properties whenever events or circumstances indicate that the carrying value of property may not be recoverable. If there is an indication the carrying amount of the asset may not be recovered due to significant and prolonged declines in current and forward prices, significant changes in reserve estimates, changes in management’s plans or other significant events, management will evaluate the property for impairment. Under the successful efforts method, if the sum of the undiscounted cash flows is less than the carrying value of the proved property, the carrying value is reduced to estimated fair value and reported as an impairment charge in the period. Individual proved properties are grouped on a field-by-field basis or by logical grouping of assets if there is a significant shared infrastructure. The fair value of impaired assets is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with those used by market participants. The impairment test incorporates a number of assumptions involving expectations of future cash flows which can change

OXY 2024 FORM 10-K	53

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

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
For impairment testing, unless prices are contractually fixed, Occidental uses observable forward strip prices for oil and natural gas prices when projecting future cash flows. Future operating and development costs are estimated using the current cost environment applied to expectations of future operating and development activities to develop and produce oil and gas reserves. Market prices for oil, NGL and natural gas have been volatile and may continue to be volatile in the future. Changes in global supply and demand, transportation capacity, currency exchange rates, applicable laws and regulations and the effect of changes in these variables on market perceptions could impact current forecasts. Future fluctuations in commodity prices could cause estimates of future cash flows to vary significantly.
Net capitalized costs attributable to unproved properties were $10.2 billion as of December 31, 2024, and $10.2 billion as of December 31, 2023. The unproved amounts are not subject to DD&A until they are classified as proved properties. Individually insignificant unproved properties are combined and amortized on a group basis based on factors such as geographic location, lease terms, success rates and other factors to provide for full amortization upon lease expiration or abandonment.
Significant unproved properties are assessed individually for impairment and, when events or circumstances indicate that the carrying value of property may not be recovered, a valuation allowance is provided if an impairment is indicated. Occidental periodically reviews significant unproved properties for impairments; numerous factors are considered, including, but not limited to, availability of funds for future exploration and development activities, current exploration and development plans, favorable or unfavorable exploration activity on the property or the adjacent property, geologists’ evaluation of the property, the current and projected political and regulatory climate, contractual conditions and the remaining lease term for the properties. If an impairment is indicated, Occidental will first determine whether a comparable transaction for similar properties or implied acreage valuation derived from domestic onshore market participants is available and will adjust the carrying amount of the unproved property to its fair value using the market approach. In situations where the market approach is not observable and unproved reserves are available, undiscounted future net cash flows used in the impairment analysis are determined based on management’s risk-adjusted estimates of unproved reserves, future commodity prices and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the property, the future net cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. Occidental utilizes the same assumptions and methodology discussed above for cash flows associated with proved properties.

PROVED RESERVES
Occidental estimates its proved oil and gas reserves according to the definition of proved reserves provided by the SEC’s Rule 4-10 (a) of Regulation S-X and the Financial Accounting Standards Board. Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Prices include consideration of price changes provided only by contractual arrangements and do not include adjustments based on expected future conditions. For reserves information, see the Supplemental Information on Oil and Gas Exploration and Production Activities under Item 8 of this Form 10-K.
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
The most significant ongoing financial statement effect from a change in Occidental’s oil and gas reserves or impairment of its proved properties would be to the DD&A rate. For example, a 5% increase or decrease in the amount of oil and gas reserves would change the DD&A rate by approximately $0.65/Bbl, which would increase or decrease pre-tax income by approximately $345 million annually at current production rates.

FAIR VALUES
Occidental estimates fair-value of long-lived assets for impairment testing, assets and liabilities acquired in a business combination or exchanged in non-monetary transactions, pension plan assets and initial measurements of AROs.

54	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Certain subsidiaries of Occidental incur environmental liabilities and expenditures that relate to current operations and are expensed or capitalized by such subsidiaries as appropriate. Certain subsidiaries also incur environmental liabilities and expenditures with respect to remediation of existing conditions from alleged past practices at Third-Party, Currently Operated, and Closed or Non-operated Sites, which categories may include NPL Sites. Those environmental liabilities and related charges and expenses for estimated remediation costs from alleged past practices are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. Occidental discloses such remediation liabilities on a consolidated basis. In determining the environmental remediation liability and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. These environmental remediation liabilities are based on management’s estimate of the most likely cost to be incurred using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews these environmental remediation liabilities and adjusts them as new information becomes available. Occidental’s subsidiaries

OXY 2024 FORM 10-K	55

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

generally record reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.
Many factors could affect future remediation costs incurred by Occidental’s subsidiaries and result in adjustments to environmental remediation liabilities and the range of reasonably possible additional losses. The most significant are: (i) cost estimates for remedial activities may vary from the initial estimate; (ii) the length of time, type or amount of remediation necessary to achieve the remedial objective may change due to factors such as site conditions, the ability to identify and control contaminant sources or the discovery of additional contamination; (iii) a regulatory agency may ultimately reject or modify proposed remedial plans; (iv) improved or alternative remediation technologies may change remediation costs; (v) laws and regulations may change remediation requirements or affect cost sharing or allocation of liability; and (vi) changes in allocation or cost-sharing arrangements may occur.
Certain sites involve multiple parties with various cost-sharing arrangements, which generally fall into the following three categories: (i) environmental proceedings that result in a negotiated or prescribed allocation of remediation costs among Occidental’s affected subsidiary and other alleged potentially responsible parties; (ii) oil and gas ventures in which each participant pays its proportionate share of remediation costs reflecting its working interest; or (iii) contractual arrangements, typically relating to purchases and sales of properties, in which the parties to the transaction agree to methods of allocating remediation costs. In these circumstances, the affected subsidiary evaluates the financial viability of other parties with whom it is alleged to be jointly liable, the degree of their commitment to participate and the consequences to such subsidiary of their failure to participate when estimating its ultimate share of liability. Occidental subsidiaries record environmental remediation liabilities at their expected net cost of remedial activities. Based on these factors, except as otherwise disclosed in Note 12 - Environmental Liabilities and Expenditures in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K, Occidental’s subsidiaries believe that they will not be required to assume a share of liability of such other potentially responsible parties in an amount materially above amounts reserved.
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
If Occidental or its subsidiaries were to adjust the balance of their environmental remediation liabilities based on the factors described above, the amount of the increase or decrease would be recognized in earnings. For example, if the balance were reduced by 10%, Occidental would record a pre-tax increase to income of approximately $190 million. If the balance were increased by 10%, Occidental would record an additional remediation expense of approximately $190 million.

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

56	OXY 2024 FORM 10-K

table of contents	MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including through rulemaking or guidance. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections or projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; government actions (including geopolitical, trade, tariff and regulatory uncertainties), war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events; HSE risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low-carbon ventures businesses or announced GHG emissions reduction targets or net-zero goals; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the scope and duration of global or regional health pandemics or epidemics, and actions taken by government authorities and other third parties in connection therewith; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Item 1A, “Risk Factors” and elsewhere in this Form 10-K, as well as in Occidental’s other filings with the SEC, including Occidental’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OXY 2024 FORM 10-K	57

table of contents	QUANTITATIVE AND QUALITATIVE DISCLOSURES

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

GENERAL
Occidental’s results are sensitive to fluctuations in oil, NGL and natural gas prices. Price changes at current global prices and levels of production affect Occidental’s budgeted 2025 pre-tax annual income by approximately $250 million for a $1 per barrel change in oil prices and approximately $30 million for a $1 per barrel change in NGL prices. If domestic natural gas prices varied by $0.10 per Mcf, it would have an estimated annual effect on Occidental’s budgeted 2025 pre-tax income of approximately $35 million. These price-change sensitivities include the impact of PSC and similar contract volume changes on income. If production levels differ from Occidental’s 2025 budgeted production, the sensitivity of Occidental’s results to prices also will change. Marketing results are sensitive to price changes of oil, natural gas and, to a lesser degree, other commodities. A $0.25 change in the Midland-to-Gulf-Coast oil spreads impacts budgeted 2025 operating cash flows by approximately $60 million.
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
The following table shows the fair value of Occidental’s derivatives (excluding collateral), segregated by maturity periods and by methodology of fair value estimation:

	Maturity Periods
Source of Fair Value Assets (Liabilities) millions	2025	2026 and 2027	2028 and 2029	2030 and thereafter	Total
Prices actively quoted	$3	$—	$—	$—	$3
Prices provided by other external sources	2	(1)	1	—	2
Total	$5	$(1)	$1	$—	$5

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

58	OXY 2024 FORM 10-K

table of contents	QUANTITATIVE AND QUALITATIVE DISCLOSURES

INTEREST RATE RISK
GENERAL
As of December 31, 2024, Occidental had fixed rate debt with a fair value of $21.2 billion outstanding. A 25-basis point change in Treasury rates would change the fair value of the fixed rate debt approximately $325 million.
As of December 31, 2024, Occidental had variable rate debt with a notional value of $2.8 billion outstanding. A 25-basis point increase in SOFR interest rates would increase gross interest expense $7 million per year.
The table below provides information about Occidental’s long-term debt obligations. Debt amounts represent principal payments by maturity date.

millions except percentages	U.S. Dollar Fixed-Rate Debt	U.S. Dollar Variable-Rate Debt	Total (a)
2025	$1,003	$—	$1,003
2026	1,449	2,700	4,149
2027	1,504	—	1,504
2028	907	—	907
2029	1,854	—	1,854
Thereafter	14,906	68	14,974
Total	$21,623	$2,768	$24,391
Weighted-average interest rate	5.91%	6.21%	5.96%
Fair Value	$21,229	$2,780	$24,009
(a)Excluded unamortized debt premiums, net of $1.0 billion and debt issuance costs of $105 million.

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
As of December 31, 2024, the substantial majority of the credit exposures were with investment grade counterparties. Occidental believes its exposure to credit-related losses as of December 31, 2024, was not material and losses associated with credit risk have been insignificant for all years presented.

OXY 2024 FORM 10-K	59

table of contents	FINANCIAL STATEMENTS INDEX
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

60	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Occidental Petroleum Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Occidental Petroleum Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the estimated proved oil and gas reserves on the determination of depletion expense related to proved oil and gas properties.

As discussed in Note 1 to the consolidated financial statements, the Company determines depreciation and depletion of oil and gas producing properties by the unit-of-production method. Under this method, capitalized costs are amortized over estimated proved reserves. For the year ended December 31, 2024, the Company recorded depreciation and depletion expense related to proved oil and gas properties of $6.6 billion.

We identified the assessment of the estimated proved oil and gas reserves on the determination of depreciation and depletion expense related to proved oil and gas properties as a critical audit matter. Complex auditor judgment was required to assess the Company’s estimate of proved oil and gas reserves, which is a key input for the determination of depreciation and depletion expense. Estimating proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers. The key assumptions included estimated future production quantities and estimated operating and capital costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s depreciation and

OXY 2024 FORM 10-K	61

table of contents	FINANCIAL STATEMENTS REPORT

depletion process, including the estimation of proved oil and gas reserves. We analyzed and assessed the determination of depreciation and depletion expense for compliance with industry and regulatory standards. We assessed compliance of the methodology used by the Company’s engineering and technical staff to estimate proved oil and gas reserves with industry and regulatory standards. We read the findings of the independent reservoir engineering specialist’s review of the methods and procedures used by the Company in estimating the proved reserves for compliance with industry and regulatory standards. To assess the Company’s ability to accurately estimate future production quantities, we compared the future production quantity assumptions used by the Company in prior periods to the actual production amounts. We compared the estimated future production quantities used by the Company in the current period to historical production rates. We evaluated the operating and capital cost assumptions used by the Company by comparing them to historical costs incurred. We evaluated the professional qualifications and the knowledge, skills, and ability of the Company’s internal reserve engineers and the independent reservoir engineering specialists engaged by the Company.

Fair value of oil and gas properties on the acquisition of CrownRock

As discussed in Note 5 to the consolidated financial statements, on August 1, 2024, the Company completed an acquisition of CrownRock, L.P. (CrownRock) for total consideration of approximately $12.4 billion. The transaction was accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. As a result of the transaction, the Company acquired oil and gas properties, which were recognized at their acquisition date fair value of $11.8 billion. The Company used a combination of valuation methodologies to estimate the initial fair value of acquired oil and gas properties. Unproved oil and gas properties were valued using a market approach based on comparable transactions for similar properties. Proved oil and gas properties were valued using an income approach.

We identified the evaluation of the acquisition-date fair value of the oil and gas properties of CrownRock as a critical audit matter. Complex auditor judgment was required in evaluating the key assumptions used to estimate the fair value of the oil and gas properties as changes to those assumptions could have had a significant effect on the fair value. The income approach utilized a risk adjusted discounted cash flow model, which included key assumptions related to estimated future production quantities, estimated operating and capital costs, forecasted commodity pricing, and the discount rate. Estimating proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers. Additionally, the audit effort associated with evaluating the forecasted commodity pricing and discount rate assumptions required specialized skills and knowledge. The market approach also required specialized skills and knowledge to determine which market-based transactions were most relevant to the Company’s acquisition of CrownRock’s oil and gas properties.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the determination of the key assumptions, as noted above, used to measure the fair value of the acquired oil and gas properties. We assessed compliance of the methodology used by the Company’s engineering and technical staff to estimate proved oil and gas reserves with industry and regulatory standards. We compared the estimated future production quantities to historical production rates. We evaluated the operating and capital cost assumptions used by the Company by comparing them to historical costs incurred. We evaluated the professional qualifications and the knowledge, skills, and ability of the Company’s internal reserve engineers. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the forecasted commodity pricing assumptions by comparing them to independently developed ranges of forward price estimates using data from analysts and other industry sources
•evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities.
•assessing the acreage valuation in the market approach by comparing such valuation to a range of indicated values for comparable transactions for similar properties using publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 18, 2025

62	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Occidental Petroleum Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Occidental Petroleum Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 18, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 18, 2025

OXY 2024 FORM 10-K	63

table of contents	FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,132	$1,426
Trade receivables, net of reserves of $24 in 2024 and $29 in 2023	3,526	3,195
Joint interest receivables	720	902
Inventories	2,095	2,022
Other current assets	597	830
Total current assets	9,070	8,375

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,159	3,224

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	121,874	109,214
Chemical	8,725	8,279
Midstream and marketing	9,322	8,279
Corporate	1,033	1,039
	140,954	126,811
Accumulated depreciation, depletion and amortization	(71,576)	(68,282)
Total property, plant and equipment, net	69,378	58,529

OPERATING LEASE ASSETS	937	1,130

OTHER LONG-TERM ASSETS	2,901	2,750

TOTAL ASSETS	$85,445	$74,008
The accompanying notes are an integral part of these Consolidated Financial Statements.

64	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS

Consolidated Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

	December 31,
millions except share and per-share amounts	2024	2023
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,138	$1,202
Current operating lease liabilities	374	446
Accounts payable	3,753	3,646
Accrued liabilities	4,256	3,854
Total current liabilities	9,521	9,148

LONG-TERM DEBT, NET	24,978	18,536

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,394	5,764
Asset retirement obligations	4,042	3,882
Other deferred credits and liabilities	7,030	6,329
Total deferred credits and other liabilities	16,466	15,975

EQUITY
Preferred stock, at $1.00 per share par value, issued shares: 2024 — 84,897 and 2023 — 84,897	8,287	8,287
Common stock, $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2024 — 1,166,769,167 and 2023 — 1,107,516,500	233	222
Treasury stock: 2024 — 228,311,184 shares and 2023 — 228,053,397 shares	(15,597)	(15,582)
Additional paid-in capital	19,868	17,422
Retained earnings	21,189	19,626
Accumulated other comprehensive income	179	275
Total stockholders’ equity	34,159	30,250
Noncontrolling interest	321	99
Total equity	34,480	30,349

TOTAL LIABILITIES AND EQUITY	$85,445	$74,008
The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2024 FORM 10-K	65

table of contents	FINANCIAL STATEMENTS

Consolidated Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions except per-share amounts	2024	2023	2022
REVENUES AND OTHER INCOME
Net sales	$26,725	$28,257	$36,634
Interest, dividends and other income	171	139	153
Gains (losses) on sales of assets and other, net	(16)	522	308
Total	26,880	28,918	37,095
COSTS AND OTHER DEDUCTIONS
Oil and gas lease operating expense	4,738	4,677	4,028
Transportation and gathering expense	1,608	1,481	1,475
Chemical and midstream cost of sales	3,121	3,116	3,273
Purchased commodities	337	2,009	3,287
Selling, general and administrative expense	1,062	1,083	945
Other operating and non-operating expense	1,581	1,084	1,271
Taxes other than on income	1,039	1,087	1,548
Depreciation, depletion and amortization	7,371	6,865	6,926
Asset impairments and other charges	1,281	209	—
Acquisition-related costs	84	26	89
Exploration expense	275	441	216
Interest and debt expense, net	1,175	945	1,030
Total	23,672	23,023	24,088
Income before income taxes and other items	3,208	5,895	13,007
OTHER ITEMS
Gains on interest rate swaps, net	—	—	317
Income from equity investments and other	862	534	793
Total	862	534	1,110
Income from continuing operations before income taxes	4,070	6,429	14,117
Income tax expense	(1,174)	(1,733)	(813)
Income from continuing operations	2,896	4,696	13,304
Income from discontinued operations, net of tax	182	—	—

NET INCOME	3,078	4,696	13,304
Less: Net income attributable to noncontrolling interest	(22)	—	—
Less: Preferred stock dividends and redemption premiums	(679)	(923)	(800)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,377	$3,773	$12,504

PER COMMON SHARE
Income from continuing operations—basic	$2.39	$4.22	$13.41
Discontinued operations—basic	0.20	—	—
Net income attributable to common stockholders—basic	$2.59	$4.22	$13.41

Income from continuing operations—diluted	$2.26	$3.90	$12.40
Discontinued operations—diluted	0.18	—	—
Net income attributable to common stockholders—diluted	$2.44	$3.90	$12.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

66	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2024	2023	2022
Net income	$3,078	$4,696	$13,304
Other comprehensive income (loss) items:
Gains (losses) on derivatives (a)	(5)	44	80
Pension and postretirement gains (losses) (b)	(89)	34	321
Other	(2)	2	2
Other comprehensive income (loss), net of tax	(96)	80	403
Comprehensive income	2,982	4,776	13,707
Less: Comprehensive income attributable to noncontrolling interest	(22)	—	—
Comprehensive income attributable to preferred and common stockholders	$2,960	$4,776	$13,707
(a)Net of tax expense of $(22) in 2022.
(b)Net of tax benefit (expense) of $26, $(10) and $(99) in 2024, 2023 and 2022, respectively. See Note 11 - Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2024 FORM 10-K	67

table of contents	FINANCIAL STATEMENTS

Consolidated Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$9,762	$217	$(10,673)	$16,749	$4,480	$(208)	$—	$20,327
Net income	—	—	—	—	13,304	—	—	13,304
Other comprehensive income, net of tax	—	—	—	—	—	403	—	403
Dividends on common stock, $0.52 per share	—	—	—	—	(485)	—	—	(485)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(800)	—	—	(800)
Shareholder warrants exercised	—	2	—	252	—	—	—	254
Options Exercised	—	—	—	27	—	—	—	27
Issuance of common stock and other, net	—	1	—	153	—	—	—	154
Purchases of treasury stock	—	—	(3,099)	—	—	—	—	(3,099)
Balance, December 31, 2022	$9,762	$220	$(13,772)	$17,181	$16,499	$195	$—	$30,085
Net income	—	—	—	—	4,696	—	—	4,696
Other comprehensive income, net of tax	—	—	—	—	—	80	—	80
Dividends on common stock, $0.72 per share	—	—	—	—	(646)	—	—	(646)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(736)	—	—	(736)
Preferred stock redemption – face value	(1,511)	—	—	—	—	—	—	(1,511)
Preferred stock redemption – premium	—	—	—	—	(151)	—	—	(151)
Preferred stock redemption – amortization of carrying value	36	—	—	—	(36)	—	—	—
Shareholder warrants exercised	—	1	—	98	—	—	—	99
Options Exercised	—	—	—	13	—	—	—	13
Issuance of common stock and other, net	—	1	—	130	—	—	—	131
Purchases of treasury stock	—	—	(1,810)	—	—	—	—	(1,810)
Noncontrolling interest contributions, net	—	—	—	—	—	—	99	99
Balance, December 31, 2023	$8,287	$222	$(15,582)	$17,422	$19,626	$275	$99	$30,349
Net income	—	—	—	—	3,056	—	22	3,078
Other comprehensive loss, net of tax	—	—	—	—	—	(96)	—	(96)
Dividends on common stock, $0.88 per share	—	—	—	—	(814)	—	—	(814)
Dividends on preferred stock, $8,000 per share	—	—	—	—	(679)	—	—	(679)
Shareholder warrants exercised	—	5	—	554	—	—	—	559
Issuance of common stock and other, net of cancellations	—	—	—	143	—	—	—	143
Purchases of treasury stock	—	—	(15)	—	—	—	—	(15)
Common Stock issued for CrownRock acquisition	—	6	—	1,749	—	—	—	1,755
Noncontrolling interest contributions, net	—	—	—	—	—	—	200	200
Balance, December 31, 2024	$8,287	$233	$(15,597)	$19,868	$21,189	$179	$321	$34,480
The accompanying notes are an integral part of these Consolidated Financial Statements.

68	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Years Ended December 31,
millions	2024	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,078	$4,696	$13,304
Adjustments to reconcile net income to net cash from operating activities:
Discontinued operations, net	(182)	—	—
Depreciation, depletion and amortization of assets	7,371	6,865	6,926
Deferred income tax provision (benefit)	(461)	57	(1,644)
Other noncash charges (benefit) to income	543	(100)	(8)
Asset impairments and related items	1,281	209	—
Losses (gains) on sales of assets and other, net	60	(522)	(308)
Undistributed losses (earnings) from equity investments	(79)	144	(219)
Dry hole expense	106	299	84
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(133)	1,088	(97)
Increase in inventories	(46)	(91)	(230)
(Increase) decrease in joint interest receivables and other current assets	303	(13)	(335)
Decrease in accounts payable and accrued liabilities	(661)	(549)	(478)
Increase (decrease) in current domestic and foreign income taxes	559	225	(185)
Operating cash flow from continuing operations	11,739	12,308	16,810
Operating cash flow from discontinued operations	(300)	—	—
Net cash provided by operating activities	11,439	12,308	16,810

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(7,018)	(6,270)	(4,497)
Change in capital accrual	96	25	147
Purchases of assets, businesses and equity investments, net	(9,129)	(713)	(990)
Proceeds from sale of assets and equity investments, net	1,673	448	584
Equity investments and other, net	(212)	(470)	(116)
Net cash used by investing activities	(14,590)	(6,980)	(4,872)
CASH FLOW FROM FINANCING ACTIVITIES
Draws on receivables securitization facility	—	900	400
Payment of receivables securitization facility	—	(900)	(400)
Proceeds from long-term debt, net	9,612	(46)	—
Payments of long-term debt, net	(4,514)	(22)	(9,484)
Redemption of preferred stock	—	(1,661)	—
Purchases of treasury stock	(27)	(1,798)	(3,099)
Cash dividends paid on common and preferred stock	(1,446)	(1,365)	(1,184)
Proceeds from issuance of common stock	584	135	293
Contributions from noncontrolling interest	200	100	—
Financing portion of net cash paid for derivative instruments	—	—	(111)
Deferred payments for purchases of assets and businesses	(318)	—	—
Other financing, net	(247)	(233)	(130)
Net cash provided (used) by financing activities	3,844	(4,890)	(13,715)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	693	438	(1,777)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of year	1,464	1,026	2,803
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of year	$2,157	$1,464	$1,026
The accompanying notes are an integral part of these Consolidated Financial Statements.

OXY 2024 FORM 10-K	69

table of contents	FINANCIAL STATEMENTS FOOTNOTES

Notes to Consolidated Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
The midstream and marketing segment also includes OLCV. OLCV seeks to leverage Occidental’s legacy of carbon management experience to develop CCUS projects, including the commercialization of DAC technology, and invests in other low-carbon technologies intended to reduce GHG emissions from Occidental’s operations and strategically partner with other industries to help reduce their emissions.

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements have been prepared in conformity with GAAP and include the accounts of Occidental, its subsidiaries, its undivided interests in oil and gas exploration and production ventures and, variable interest entities, for which Occidental was the primary beneficiary. Occidental accounts for its share of oil and gas exploration and production ventures by reporting its proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on the balance sheets, statements of operations and statements of cash flows.

INVESTMENTS IN UNCONSOLIDATED ENTITIES
Occidental’s percentage interest in the underlying net assets of affiliates for which it exercises significant influence without having a controlling interest (excluding oil and gas ventures in which Occidental holds an undivided interest) are accounted for under the equity method. Occidental reviews equity-method investments for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. The amount of impairment, if any, is based on quoted market prices, when available, or other valuation techniques, including discounted cash flows. Occidental evaluates the facts and circumstances of any distributions in excess of its carrying amount in the investment to determine the appropriate accounting, including the source of the proceeds and any implicit or explicit commitments to fund the affiliate. If there is no implicit or explicit commitment, the distribution is treated as a gain. If an implicit or explicit commitment exists to possibly fund the affiliate at a future date, the distribution is recorded against the equity-method investment. See Note 4 - Investments and Related-Party Transactions for further discussion regarding investments in unconsolidated entities.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol “WES.” In August 2024, Occidental sold 19.5 million of its limited partner units for proceeds of $697 million resulting in a pre-tax gain of $489 million. As of December 31, 2024, Occidental owned all of the 2.3% non-voting general partner interest, 43.5% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of December 31, 2024, Occidental's combined share of net income from WES and its subsidiaries was 46.0%. See Note 4 - Investment and Related-Party Transactions for further information.

NONCONTROLLING INTEREST
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
Because distributions from the joint venture will not be consistent over time, or with the initial investments or ownership interest, Occidental has determined that the appropriate methodology for attributing income and loss from the joint venture is the hypothetical liquidation at book value method. Under this method, the amounts of income and loss attributed to the NCI in the Consolidated Statements of Operations reflect changes in the amounts the NCI would hypothetically receive at each

70	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

balance sheet date if the joint venture was liquidated. As of December 31, 2024, the VIE’s assets were comprised of $773 million construction in progress. Noncontrolling interest as of December 31, 2024 was $321 million.

BERKSHIRE HATHAWAY OWNERSHIP
Berkshire Hathaway is a related party of Occidental due to its level of ownership of Occidental's common stock. As of December 31, 2024, Berkshire Hathaway’s ownership in Occidental included 264 million shares of common stock, 83.9 million of warrants of Occidental common stock with a strike price of $59.62, and $8.5 billion in preferred stock. Occidental has, from time to time, contracted with Berkshire Hathaway for the provision of electricity, rail and insurance. In addition, certain Berkshire Hathaway subsidiaries purchase various chemicals from OxyChem.

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
The accompanying Consolidated Financial Statements include assets of approximately $7.7 billion as of December 31, 2024 and net sales of approximately $4.3 billion in 2024 relating to Occidental’s operations in countries outside North America. Occidental is exposed to various risks, because certain of its international operations are located in countries which could be affected by political or civil instability, OPEC production restrictions, equipment import restrictions and sanctions. Exposure to such risks may increase if a greater percentage of Occidental’s future oil and gas production or revenue comes from international sources. Occidental attempts to conduct its affairs so as to mitigate its exposure to such risks and would seek compensation in the event of nationalization.
Because Occidental’s major products are commodities, significant changes in the prices of oil, NGL, natural gas and chemical products may have a significant impact on Occidental’s results of operations. Also, see Property, Plant and Equipment section below.

RECEIVABLES AND OTHER CURRENT ASSETS
Trade receivables, net of $3.5 billion and $3.2 billion as of December 31, 2024 and 2023, respectively, represent rights to payment for which Occidental had satisfied its obligations under a contract with a customer and its right to payment was conditioned only on the passage of time.
Other current assets includes prepaid expenses, derivative assets and taxes receivable.
Joint interest receivables represent amounts due for capital and operating costs from third-party non-operating partners.

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

OXY 2024 FORM 10-K	71

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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
The following table summarizes the activity of capitalized exploratory well costs for continuing operations for the years ended December 31:

millions	2024	2023	2022
Balance — beginning of year	$405	$276	$213
Additions to capitalized exploratory well costs pending the determination of proved reserves	556	750	323
Reclassifications to property, plant and equipment based on the determination of proved reserves	(594)	(314)	(183)
Capitalized exploratory well costs charged to expense	(105)	(307)	(77)
Balance — end of year	$262	$405	$276

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
Net capitalized costs attributable to unproved properties were $10.2 billion as of December 31, 2024 and 2023, respectively. The unproved amounts are not subject to DD&A until they are classified as proved properties. Individually insignificant unproved properties are combined and amortized on a group basis based on factors such as geographic location, lease terms, success rates and other factors to provide for full amortization upon lease expiration or abandonment.
Significant unproved properties are assessed individually for impairment and, when events or circumstances indicate that the carrying value of property may not be recovered, a valuation allowance is provided if an impairment is indicated. Occidental periodically reviews significant unproved properties for impairments. When assessing for impairments, several

72	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

factors are considered, including, but not limited to, availability of funds for future exploration and development activities, current exploration and development plans, favorable or unfavorable exploration activity on the property or the adjacent property, geologists’ evaluation of the property, the current and projected political and regulatory climate, contractual conditions and the remaining lease term for the properties. If an impairment is indicated, Occidental will first determine whether a comparable transaction for similar properties or implied acreage valuation derived from domestic onshore market participants is available and will adjust the carrying amount of the unproved property to its fair value using the market approach. In situations where the market approach is not observable and unproved reserves are available, undiscounted future net cash flows used in the impairment analysis are determined based on management’s risk-adjusted estimates of unproved reserves, future commodity prices and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the unproved property, the future net cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. Occidental utilizes the same methodology discussed above for cash flows associated with proved properties.

CHEMICAL
Occidental’s chemical assets are depreciated using the straight-line method, based upon the estimated useful lives of the facilities. The estimated useful lives of Occidental’s chemical assets, which range from three years to 50 years, are also used for impairment tests. The estimated useful lives for the chemical facilities are based on the assumption that Occidental will provide an appropriate level of annual expenditures to ensure productive capacity is sustained. Such expenditures consist of ongoing routine repairs and maintenance, as well as planned major maintenance activities. Ongoing routine repairs and maintenance expenditures are expensed as incurred. Planned major maintenance activities costs are capitalized and amortized over the period until the next planned overhaul. Additionally, Occidental incurs capital expenditures that extend the remaining useful lives of existing assets, increase their capacity or operating efficiency beyond the original specification or add value through modification for a different use. These capital expenditures are not considered in the initial determination of the useful lives of these assets at the time they are placed into service. The resulting revision, if any, of the asset’s estimated useful life is measured and accounted for prospectively.
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

MIDSTREAM AND MARKETING
Occidental’s midstream and marketing PP&E is depreciated over the estimated useful lives of the assets, which range from 3 years to 40 years, using the straight-line method.
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

IMPAIRMENTS AND OTHER CHARGES
In 2024, Occidental recorded a pre-tax impairment of $334 million related to certain wells in the Gulf of America whose future net cash inflows did not indicate that the asset value is recoverable. Also included in Impairments and other charges was an increase in the non-current environmental remediation liability related to OU2 and OU4 of the DASS for $925 million. See Note 13 - Lawsuits, Claims, Commitments and Contingencies for additional information.
In 2023, Occidental recorded a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has decided not to pursue future exploration and appraisal activities. In 2023, impairment expense also included $29 million related to an equity method investment in Black Butte Coal Company.

INTANGIBLES AND GOODWILL
As of December 31, 2024, Occidental had $920 million of other intangible assets primarily related to Carbon Engineering and TerraLithium included in the midstream and marketing segment other long-term assets. These assets are amortized between 9 and 25 years on a straight-line basis. Occidental performs impairment tests on its finite-lived intangible assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable, or when management’s plans change with respect to those assets. Any impairment loss would be calculated as the excess of the asset’s net book value over its estimated fair value.

OXY 2024 FORM 10-K	73

table of contents	FINANCIAL STATEMENTS FOOTNOTES

As of December 31, 2024, Occidental had $668 million of goodwill related to its ownership in Carbon Engineering included in the midstream and marketing segment other long-term assets. Goodwill is subject to annual impairment testing every April. Occidental’s goodwill impairment test first assesses qualitative factors to determine whether goodwill is likely impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill, Occidental will then perform a quantitative goodwill impairment test. Changes in goodwill may result from, among other things, impairments, future acquisitions, or future divestitures.

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

74	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

ACCRUED LIABILITIES - CURRENT
Accrued liabilities-current consisted of the following line items for the years ended 2024 and 2023:

millions	2024	2023
Payroll and related expenses	$694	$693
Income tax payable	471	25
Accrued interest payable	446	336
Taxes other than on income	442	618
Carbon Engineering acquisition payable	393	300
Current asset retirement obligations	388	193
Dividends payable	354	307
Other	1,068	1,382
Accrued liabilities - current	$4,256	$3,854

ACCRUED LIABILITIES - NON-CURRENT
Accrued liabilities non-current consisted of the following line items for the years ended 2024 and 2023:

millions	2024	2023
Long term tax liabilities (b)	2,204	2,072
Environmental remediation liabilities (a)	1,759	889
Pension and postretirement obligations	1,022	931
Operating lease liabilities	614	727
Other	1,431	1,710
Accrued liabilities - non-current	$7,030	$6,329
(a) See Note 12 - Environmental Liabilities and Expenditures for additional information.
(b) See Note 13 - Lawsuits, Claims, Commitments and Contingencies for additional information.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES
Certain subsidiaries of Occidental incur environmental liabilities and expenditures that relate to current operations and are expensed or capitalized by such subsidiaries as appropriate. Certain subsidiaries also incur environmental liabilities and expenditures with respect to remediation of existing conditions from alleged past practices at Third-Party, Currently Operated, and Closed or Non-operated Sites, which categories may include NPL sites. Those environmental liabilities and related charges and expenses for estimated remediation costs from alleged past practices are recorded when environmental remediation efforts are probable and the costs can be reasonably estimated. Occidental discloses such remediation liabilities of its subsidiaries on a consolidated basis. In determining the environmental remediation liability and the range of reasonably possible additional losses, Occidental refers to currently available information, including relevant past experience, remedial objectives, available technologies, applicable laws and regulations and cost-sharing arrangements. These environmental remediation liabilities are based on management’s estimate of the most likely cost to be incurred using the most cost-effective technology reasonably expected to achieve the remedial objective. Occidental periodically reviews these environmental remediation liabilities and adjusts them as new information becomes available. Occidental’s subsidiaries generally record reimbursements or recoveries of environmental remediation costs in income when received, or when receipt of recovery is highly probable.
Many factors could affect future remediation costs incurred by Occidental’s subsidiaries and result in adjustments to environmental remediation liabilities and the range of reasonably possible additional losses. The most significant are: (i) cost estimates for remedial activities may vary from the initial estimate; (ii) the length of time, type or amount of remediation necessary to achieve the remedial objective may change due to factors such as site conditions, the ability to identify and control contaminant sources or the discovery of additional contamination; (iii) a regulatory agency may ultimately reject or modify remedial plans proposed by Occidental’s subsidiaries; (iv) improved or alternative remediation technologies may change remediation costs; (v) laws and regulations may change remediation requirements or affect cost sharing or allocation of liability; and (vi) changes in allocation or cost-sharing arrangements may occur.
Certain sites involve multiple parties with various cost-sharing arrangements, which fall into the following three categories: (i) environmental proceedings that result in a negotiated or prescribed allocation of remediation costs among the affected Occidental subsidiary and other alleged potentially responsible parties; (ii) oil and gas ventures in which each participant pays its proportionate share of remediation costs reflecting its working interest; or (iii) contractual arrangements, typically relating to purchases and sales of properties, in which the parties to the transaction agree to methods of allocating remediation costs. In these circumstances, the affected subsidiary evaluates the financial viability of other parties with whom it is alleged to be jointly liable, the degree of their commitment to participate and the consequences to such subsidiary of

OXY 2024 FORM 10-K	75

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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

ASSET RETIREMENT OBLIGATIONS
Occidental recognizes the fair value of AROs in the period in which a determination is made that a legal obligation exists to dismantle an asset and reclaim or remediate the property at the end of its useful life and the cost of the obligation can be reasonably estimated. The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as time to abandonment, future inflation rates and the risk-adjusted discount rate. When the liability is initially recorded, Occidental capitalizes the cost by increasing the related PP&E balances. If the estimated future cost of the AROs changes, Occidental records an adjustment to both the AROs and PP&E. Over time, the liability is increased, expense is recognized for accretion and the capitalized cost is depreciated over the useful life of the asset. Adjustments to ARO for oil and gas properties where the field has reached cessation of production are recorded as gain (loss) on ARO settlements and are included in gain (loss) on the sale of assets and other, net in the Consolidated Statements of Operations.
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
The following table summarizes the activity of AROs for the years ended December 31:

millions	2024	2023
Beginning balance	$4,075	$3,805
Liabilities incurred – capitalized to PP&E	287	105
Liabilities settled and paid	(445)	(295)
Accretion expense	234	211
Acquisitions, divestitures and other, net	2	(15)
Revisions to previous estimates	277	264
Ending balance	$4,430	$4,075

DERIVATIVE INSTRUMENTS
Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Fair value gains or losses are recognized in earnings in the current period. Gains and losses from derivative instruments are reported net in the Consolidated Statements of Operations. See Note 8 - Derivatives for additional information. There were no fair value hedges as of and during the years ended December 31, 2024, 2023 and 2022.

STOCK-BASED INCENTIVE PLANS
Occidental has established the Plans that are more fully described in Note 15 - Stock-Based Incentive Plans. A summary of Occidental’s accounting policy for awards issued under the Plans is as follows.
For cash- and stock-settled RSUs and CROCEI awards, compensation value is initially measured on the grant date using the quoted market price of Occidental’s common stock and the estimated payout on the grant date. The fair value of stock options is estimated using a Black-Scholes model. For TSRI awards, compensation value is initially measured on the grant date using the fair value derived from a Monte Carlo valuation model. Compensation expense for all awards is recognized on a straight-line basis over the requisite service periods, which is generally over the awards’ respective vesting or performance periods. The stock-settled awards are expensed using the initially measured compensation value. The liability resulting from cash settled awards and accrued dividends are remeasured at each reporting period. Dividends accrued on unvested awards are adjusted quarterly for any changes in the number of share equivalents expected to be paid based on the relevant performance and market criteria, if applicable.

76	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, domestic state and international income taxes paid, tax refunds received and interest paid related to continuing operations during the year ended December 31, 2024, 2023 and 2022, respectively.

millions	2024	2023	2022
Income taxes paid	$1,203	$1,299	$2,184
Income tax refunds received	$38	$18	$89
Production, property and other tax payments	$1,348	$1,164	$1,093
Interest paid (a)	$1,208	$1,099	$1,425
(a)     Net of capitalized interest of $189 million, $98 million and $69 million, for the years 2024, 2023 and 2022, respectively.

Occidental issued 29.6 million shares as a portion of the purchase price for the CrownRock Acquisition, see Note 5 -Acquisitions, Divestitures, and Other Transactions for additional details. Occidental swapped oil and gas acreage with a fair value of approximately $30 million and $120 million in non-monetary exchange transactions during the years ended December 31, 2024 and December 31, 2023, respectively.

CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS
Occidental considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents or restricted cash equivalents. The cash equivalents and restricted cash equivalents balance as of December 31, 2024, included investments in government money market funds in which the carrying value approximates fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported at the end of the period in the Consolidated Statements of Cash Flows for the year ended December 31, 2024 and 2023:

millions	2024	2023
Cash and cash equivalents	$2,132	$1,426
Restricted cash and restricted cash equivalents	11	21
Restricted cash and restricted cash equivalents included in long-term receivables and other assets, net	14	17
Cash, cash equivalents, restricted cash and restricted cash equivalents	$2,157	$1,464

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

OXY 2024 FORM 10-K	77

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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
In November 2024, FASB issued new guidance to provide more detailed information about expenses. Issuers are to disclose disaggregated expenses of certain captions in tabular form. The rule becomes effective for annual periods beginning after December 15, 2024. Occidental is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

78	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The following table reconciles revenue from customers to total net sales for the years ended December 31:

millions	2024	2023	2022
Revenue from customers	$27,413	$28,325	$36,234
All other revenues	(688)	(68)	400
Net sales	$26,725	$28,257	$36,634

OXY 2024 FORM 10-K	79

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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

millions	United States	International	Eliminations	Total
Year ended December 31, 2024
Oil and gas
Oil	$15,604	$2,940	$—	$18,544
NGL	1,865	390	—	2,255
Gas	514	361	—	875
Other	29	2	—	31
Segment total	$18,012	$3,693	$—	$21,705
Chemical	$4,628	$292	$—	$4,920
Midstream and marketing	$1,240	$413	$—	$1,653
Eliminations	$—	$—	$(865)	$(865)
Consolidated	$23,880	$4,398	$(865)	$27,413

Year ended December 31, 2023
Oil and gas
Oil	$14,893	$3,057	$—	$17,950
NGL	1,619	372	—	1,991
Gas	970	335	—	1,305
Other	36	2	—	38
Segment total	$17,518	$3,766	$—	$21,284
Chemical	$5,002	$313	$—	$5,315
Midstream and marketing	$2,216	$409	$—	$2,625
Eliminations	$—	$—	$(899)	$(899)
Consolidated	$24,736	$4,488	$(899)	$28,325

Year ended December 31, 2022
Oil and gas
Oil	$17,421	$3,935	$—	$21,356
NGL	2,631	421	—	3,052
Gas	2,422	311	—	2,733
Other	20	4	—	24
Segment total	$22,494	$4,671	$—	$27,165
Chemical	$6,359	$379	$—	$6,738
Midstream and marketing	$3,167	$588	$—	$3,755
Eliminations	$—	$—	$(1,424)	$(1,424)
Consolidated	$32,020	$5,638	$(1,424)	$36,234

80	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

NOTE 3 - INVENTORIES

Finished goods primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. Inventories consisted of the following as of December 31:

millions	2024	2023
Raw materials	$113	$115
Materials and supplies	1,279	988
Commodity inventory and finished goods	796	1,027
	2,188	2,130
Revaluation to LIFO	(93)	(108)
Total	$2,095	$2,022

NOTE 4 - INVESTMENTS AND RELATED-PARTY TRANSACTIONS

EQUITY INVESTMENTS
The following table represents significant investments in unconsolidated entities as of December 31, 2024:

millions	% Economic Interest	Carrying amount
WES (a)	46.0%	$1,850
OxyChem Ingleside Facility	50.0%	503
NET Power	41.6%	488
DEL(b)	24.5%	—
Other	various	318
Total Investments in unconsolidated entities		$3,159
(a)     In 2024, 2023, and 2022, Occidental sold 19.5 million, 5.1 million and 10.0 million of its limited partner units in WES, respectively, resulting in gains on sale of $489 million, $51 million and $62 million, respectively.
(b)    Not presented in investments in unconsolidated entities is Occidental’s 24.5% ownership in DEL, which had a carrying value of $237 million and is presented in deferred credits and other liabilities - other. As a result of a refinancing transaction at DEL in November 2021, Occidental received cash distributions in excess of its investment balance. Since Occidental may be requested to provide financial support to DEL in the future, the excess distributions were recorded against the carrying amount of the equity investment and in deferred credits and other liabilities - other.

Dividends received from equity investments were $822 million, $708 million and $643 million to Occidental in 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, cumulative undistributed earnings of equity-method investees since they were acquired were $764 million and $613 million, respectively. Excluding Occidental’s investment in NET Power and DEL, as of December 31, 2024, Occidental’s investments in equity investees exceeded the underlying equity in net assets by approximately $421 million, of which $316 million represented PP&E and equity investments with the remainder comprised of intangibles; both are subject to amortization over their estimated average lives. As of December 31, 2023, Occidental’s investments in equity investees exceeded the underlying equity in net assets by approximately $424 million, of which $371 million represented PP&E and equity investments with the remainder comprised of intangibles; both are subject to amortization over their estimated average lives.

OXY 2024 FORM 10-K	81

table of contents	FINANCIAL STATEMENTS FOOTNOTES

The following table presents the summarized financial information of its equity-method investments combined for the years ended and as of December 31:

millions	2024	2023	2022
Summarized Results of Operations
Revenues and other income	$5,184	$4,724	$6,342
Costs and expenses	3,527	3,753	4,514
Net income	$1,657	$971	$1,828

Summarized Balance Sheet
Current assets	$4,874	$4,772	$3,482
Non-current assets	$18,151	$18,715	$15,282
Current liabilities	$2,270	$2,547	$1,342
Long-term debt	$9,296	$9,673	$9,512
Other non-current liabilities	$2,504	$2,396	$1,289
Equity	$8,955	$8,870	$6,621

RELATED-PARTY TRANSACTIONS
Occidental sells oil, NGL, natural gas, chemicals, power and steam to and purchases oil, NGL and chemicals from its equity method investees and other related parties. Occidental is charged service fees primarily related to gathering, processing and treatment of oil, NGL and natural gas by certain of its equity investees and other related parties. Berkshire Hathaway is a related party of Occidental due to its ownership of Occidental's common stock. Occidental has, from time to time, contracted with Berkshire Hathaway for the provision of electricity, rail and insurance. In addition, certain Berkshire Hathaway subsidiaries purchase various chemicals from OxyChem. Occidental entered into the following related-party transactions and had the following amounts due from or to its related parties for the years ended December 31:

millions	2024	2023	2022
Sales (a)	$244	$256	$337
Purchases (b)	$560	$722	$948
Services (c)	$1,413	$1,155	$1,006
Advances and amounts due from related parties	$49	$62	$40
Amounts due to related parties	$384	$371	$306
(a)In 2024, 2023 and 2022 sales of Occidental-produced oil and NGL to WES accounted for 35%, 37% and 42% of related party sales, respectively.
(b)In 2024, 2023 and 2022, purchases of gas and NGL marketed on behalf of WES accounted for 5%, 22% and 24% of related party purchases, respectively, while purchases of ethylene from the OxyChem Ingleside Facility accounted for 82%, 69% and 64%, respectively, of related party purchases.
(c)In 2024, 2023 and 2022, services primarily related to fees charged by WES to gather, process and treat Occidental produced oil, NGL and natural gas.

NOTE 5 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS
CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock for total consideration of $12.4 billion, consisting of $9.4 billion of cash consideration (inclusive of certain working capital and other customary purchase price adjustments), 29.6 million shares of common stock of Occidental, and the assumption of $1.2 billion of existing debt of CrownRock. The acquisition closed August 1, 2024, adding to Occidental's oil and gas portfolio in the Permian Basin.
In connection with the CrownRock Acquisition, Occidental issued $5.0 billion of senior notes, a $2.0 billion 364-day term loan and a $2.7 billion two-year term loan.
The CrownRock Acquisition qualified as a business combination and was accounted for using the acquisition method of

82	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

accounting. The following table summarizes the cash and common stock components of the purchase price:

in millions of dollars and shares (except per-share price)	Total
Cash portion of purchase price	$9,100
Closing Adjustments
Net Working Capital and Other Purchase Price Adjustments	254
Pre-closing dividends declared by Occidental	13
Total Cash Purchase Price	$9,367
Total shares of Occidental common stock issued	29.6
Occidental common stock share price	$59.38
Stock portion of purchase price	$1,755
Total purchase price	$11,122

The following table sets forth the preliminary allocation of the acquisition consideration. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of PP&E. Occidental will finalize the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

in millions	August 1, 2024
Fair value of assets acquired:
Cash and cash equivalents	$589
Trade receivables, net	198
Other current assets	39
Property, plant and equipment, oil and gas	11,818
Amount attributable to assets acquired	$12,644
Fair value of liabilities acquired:
Current maturities of long-term debt	$868
Accounts payable	207
Accrued liabilities	22
Long-term debt	378
Asset retirement obligations	47
Amount attributable to liabilities acquired	$1,522
Fair value of net assets acquired:	$11,122

The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their preliminary estimated fair values at the date of the acquisition. The valuation of certain assets, primarily property, was based on preliminary appraisals.
Unproved oil and gas properties were valued using a market approach based on comparable transactions for similar properties.
Proved oil and gas properties were valued using an income approach, which are considered Level 3 fair value estimates and include significant assumptions of future production and timing of production, commodity price assumptions, and operating and capital cost estimates, discounted using an 8.5% weighted average cost of capital. Taxes were based on current statutory rates. Future production and timing of production were based on internal reserves estimates and internal economic models for specific proved oil and gas assets. Price assumptions were based on a combination of market information and published industry resources adjusted for historical differentials. Price assumptions ranged from approximately $75 per barrel of oil increasing to approximately $97 per barrel of oil for the 15-year period, with an unweighted arithmetic average price of $84.79 for WTI indexed assets for the same period. Natural gas prices ranged from approximately $2.80 per Mcf to $5.10 per Mcf for the 15-year period, with an unweighted arithmetic average price of $4.34 for NYMEX based assets for the same period. Both oil and natural gas commodity prices were held flat after 2038 and were adjusted for location and quality differentials. Operating and capital cost estimates were based on current observable costs and were further escalated 2% in every period. The weighted average cost of capital was calculated based on industry peers and best approximates the cost of capital an external market participant would expect to obtain.

OXY 2024 FORM 10-K	83

table of contents	FINANCIAL STATEMENTS FOOTNOTES

The following summarizes the unaudited pro forma condensed financial information of Occidental as if the CrownRock Acquisition had occurred on January 1, 2023:

	Years ended
millions, except per-share amounts	2024	2023

Revenues	$28,184	$30,777
Net income attributable to common stockholders	$2,713	$4,197
Net income attributable to common stockholders per share—basic	$2.90	$4.54
Net income attributable to common stockholders per share—diluted	$2.74	$4.21

2024
During the third quarter of 2024, Occidental sold non-core assets in the Powder River Basin with near to intermediate term lease expirations and certain Delaware Basin assets in Texas and New Mexico for combined net proceeds of $769 million, subject to customary purchase price adjustments. Occidental recognized a pre-tax loss of $479 million on the asset sales. In addition, Occidental sold 19.5 million of its limited partner units in WES for proceeds of $697 million resulting in a pre-tax gain of $489 million, see Note 4 - Investments and Related-Party Transactions. Subsequent to the balance sheet date Occidental announced approximately $1.2 billion of divestitures in the first quarter of 2025.

2023
In August 2023, Occidental entered into an agreement with Carbon Engineering Ltd., its equity method investee, to purchase the remaining 68% interest not already owned by Occidental or its affiliates for total cash consideration of approximately $1.1 billion, resulting in Carbon Engineering becoming a wholly owned subsidiary of Occidental. The transaction qualified as a business combination and was accounted for using the acquisition method of accounting. Because Occidental acquired control of Carbon Engineering in the 2023 purchase, Occidental remeasured its previously held 32% equity interest at its acquisition-date fair value and recognized the resulting gain of $283 million in accordance with GAAP. The purchase price was payable in three approximately equal annual payments, with the first payment made at closing. This transaction closed on November 3, 2023, and Occidental made the first payment of $349 million. The second payment of $318 million was made in the fourth quarter of 2024, and the last payment will be made in 2025.
The purchase price was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the date of acquisition. The valuation of intangible assets was based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of intangible assets was derived using an income approach, with significant inputs being forecasted revenues and expenses, an anticipated growth rate, and an estimated discount rate.
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
In September 2023, Occidental sold 5.1 million limited partner units of WES for proceeds of approximately $128 million, resulting in a gain of $51 million, see Note 4 - Investments and Related-Party Transactions.
In September 2023, Occidental sold certain non-core proved and unproved properties in the Permian Basin for $202 million and recorded a gain on sale of assets of $142 million.

84	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

2022
Throughout 2022, Occidental entered into non-monetary exchange agreements, primarily in the Permian Basin. These exchanges were recorded as acquisitions and divestitures at a total combined fair value of $340 million.
In 2022, Occidental acquired additional interests in emerging low-carbon businesses to advance its net-zero pathway for a combined net purchase price of approximately $350 million.
In the fourth quarter of 2022, Occidental acquired additional primarily producing assets in the Permian Basin for a combined net purchase price of approximately $400 million.
In January 2022, Occidental sold certain non-strategic assets in the Permian Basin for net cash proceeds of approximately $190 million. The difference in the proved assets' net book value and adjusted purchase price was treated as a normal retirement, which resulted in no gain or loss being recognized. The difference in the unproved assets' net book value and adjusted purchase price resulted in a gain on sale of approximately $123 million.
In September 2022, Occidental sold 10.0 million limited partner units of WES for proceeds of approximately $250 million, resulting in a gain of $62 million, see Note 4 - Investments and Related-Party Transactions.

DISCONTINUED OPERATIONS
As previously disclosed, on April 5, 2024, Andes and the Occidental entities named in the pending actions related to the Andes Arbitration executed a confidential final settlement in which the parties agreed to dismiss all pending legal actions. The settlement resulted in a gain of $182 million, net of taxes, in discontinued operations.

OXY 2024 FORM 10-K	85

table of contents	FINANCIAL STATEMENTS FOOTNOTES

NOTE 6 - LONG-TERM DEBT

As of December 31, 2024 and 2023, Occidental’s debt consisted of the following:

millions	2024	2023
2.900% senior notes due 2024	—	654
6.950% senior notes due 2024	—	291
3.450% senior notes due 2024	—	111
3.500% senior notes due 2025	—	137
5.875% senior notes due 2025	536	606
5.500% senior notes due 2025	465	465
5.550% senior notes due 2026	870	870
3.200% senior notes due 2026	182	182
3.400% senior notes due 2026	284	284
Two-year term loan due 2026 (6.249% as of December 31, 2024)	2,700	—
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
5.000% senior notes due 2027	600	—
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior debentures due 2029	116	116
3.500% senior notes due 2029	286	286
5.200% senior notes due 2029	1,200	—
Variable rate bonds due 2030 (5.710% and 5.750% as of December 31, 2024 and 2023, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
5.375% senior notes due 2032	1,000	—
5.550% senior notes due 2034	1,200	—
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
0.000% loan due 2039 (CAD denominated)	18	19
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
(continued on next page)

86	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

millions (continued)	2024	2023
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
6.050% senior notes due 2054	1,000	—
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$24,391	$17,955
Adjustments to book value:
Unamortized premium, net	1,037	1,152
Debt issuance costs	(105)	(106)
Net book value of debt	$25,323	$19,001
Long-term finance leases	658	591
Current finance leases	135	146
Total debt and finance leases	$26,116	$19,738
Less current maturities of finance leases	(135)	(146)
Less current maturities of long-term debt	(1,003)	(1,056)
Long-term debt, net	$24,978	$18,536

DEBT MATURITIES
As of December 31, 2024, future principal payments of debt were approximately $24.4 billion, of which $1.0 billion is due in 2025, $4.1 billion in 2026, $1.5 billion in 2027, $0.9 billion in 2028, and $16.9 billion due in 2029 and thereafter.

ZERO COUPONS
The Zero Coupons have an aggregate principal amount due at the 2036 maturity of approximately $673 million. The Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2025, which, if put in whole, would be $381 million at such date. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF to satisfy the put should it be exercised.

FAIR VALUE OF DEBT
Occidental estimates the fair value of fixed-rate debt based on the quoted market prices for those instruments or on quoted market yields for similarly rated debt instruments, taking into account such instruments’ maturities. The estimated fair values of Occidental’s debt as of December 31, 2024, and 2023, the majority of which were classified as Level 1, were approximately $24.0 billion and $18.1 billion, respectively. Occidental’s exposure to changes in interest rates relates primarily to its variable-rate, long-term debt obligations. As of December 31, 2024, and 2023, variable-rate debt constituted approximately 11% and 0.4%, respectively, of Occidental’s total debt.

DEBT RATINGS
As of December 31, 2024, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and storage activities; and environmental remediation matters. Following the CrownRock Acquisition in August 2024, Occidental's current credit ratings were reaffirmed.
As of the date of this filing, Occidental had provided required financial assurances through a combination of cash, letters of credit and surety bonds and had not issued any letters of credit under the RCF or other committed facilities.

OXY 2024 FORM 10-K	87

table of contents	FINANCIAL STATEMENTS FOOTNOTES

DEBT ACTIVITY
In connection with the CrownRock Acquisition, Occidental issued $9.7 billion in new debt in July 2024 and assumed $1.2 billion of existing CrownRock debt in August 2024. Occidental used proceeds from divestitures and cash on hand to repay $4.5 billion of debt, which included the satisfaction and discharge of the 5.000% senior notes due 2029 that were assumed with the CrownRock Acquisition. The following table summarizes Occidental’s debt activity in 2024:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2023	$17,955
Borrowings
364-day term loan due 2025	$2,000
Two-year term loan due 2026	2,700
5.000% senior notes due 2027	600
5.200% senior notes due 2029	1,200
5.375% senior notes due 2032	1,000
5.550% senior notes due 2034	1,200
6.050% senior notes due 2054	1,000
Total borrowings	$9,700

Debt assumptions related to CrownRock
5.625% senior notes due 2025	$868
5.000% senior notes due 2029	376
Total debt assumptions	$1,244

Repayments
6.950% senior notes due 2024	$(291)
3.450% senior notes due 2024	(111)
2.900% senior notes due 2024	(654)
364-day term loan due 2025	(2,000)
5.625% senior notes due 2025	(868)
5.875% senior notes due 2025	(70)
3.500% senior notes due 2025	(137)
5.000% senior notes due 2029	(376)
Total repayments	$(4,507)

Foreign currency revaluation on CAD denominated debt	$(1)

Total borrowings at face value as of December 31, 2024	$24,391

REVOLVING CREDIT FACILITY
In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement for the RCF extending its maturity date to June 30, 2028. In May 2024, Occidental amended the RCF to add an additional $150 million commitment, increasing the borrowing capacity to $4.15 billion. The interest rate margin and the facility fee rates are subject to adjustments based on Occidental’s performance on specified sustainability target thresholds with respect to absolute reductions in GHG emissions from its worldwide operated assets. No amounts were drawn under the facility as of December 31, 2024.
Borrowings under the RCF bear interest at SOFR benchmark rates, plus a margin based on Occidental’s senior debt ratings. The facility has similar terms to other debt agreements and does not contain material adverse change clauses or debt ratings triggers that could restrict Occidental’s ability to borrow, or that would permit lenders to terminate their commitments or accelerate debt repayment. The facility provides for the termination of loan commitments and requires immediate repayment of any outstanding amounts if certain events of default occur. As of the date of this filing, Occidental had no drawn amounts under the RCF. In 2024, Occidental paid average annual facility fees of 0.20% on the total commitment amount.

88	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

RECEIVABLES SECURITIZATION FACILITY
In July 2024, Occidental amended and extended its existing receivables securitization facility to July 30, 2027. In February 2023, Occidental amended the facility to expand its available borrowing capacity to $600 million. As of December 31, 2024, the facility had $600 million of available borrowing capacity and no drawn amounts. The amended facility includes adjustments based on the same specified sustainability target thresholds as contained in the RCF.

NOTE 7 - LEASE COMMITMENTS

Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease assets include the discounted value of future lease payments, upfront payments and costs incurred to execute the lease and are amortized on a straight-line basis over the lease term. Occidental assesses the likelihood of exercising renewal, termination and purchase options to determine the lease term. Occidental uses its incremental borrowing rate at commencement date to determine the present value of lease payments. For assets except drilling rigs, Occidental does not separate lease and non-lease components as the non-lease portions are not significant.
Occidental has operating leases for office space of $309 million, drilling rigs of $252 million, compressors of $214 million, railcars of $101 million, and $112 million of other assets.
Occidental’s finance leases include compressors of $467 million, office space of $231 million, and $95 million of other assets. Property, plant and equipment included $777 million of finance lease assets as of December 31, 2024.
The following summarizes maturities of lease liabilities as of December 31, 2024:

millions	Operating Leases (a)	Finance Leases (b)	Total
2025	$410	$172	$582
2026	264	161	425
2027	136	145	281
2028	76	115	191
2029	58	82	140
Thereafter	137	265	402
Total lease payments	1,081	940	2,021
Less: Discount	(93)	(147)	(240)
Total lease liabilities	$988	$793	$1,781
(a)The weighted-average remaining lease term is 4.0 years and the weighted-average discount rate is 4.77%.
(b)The weighted-average remaining lease term is 5.7 years and the weighted-average discount rate is 4.80%.

OXY 2024 FORM 10-K	89

table of contents	FINANCIAL STATEMENTS FOOTNOTES

The following tables present Occidental’s total lease cost and other information for operating and finance lease liabilities for the years ended December 31:

millions	2024	2023
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$152	$126
Interest on lease liabilities	36	27
Operating lease cost	518	398
Short-term lease cost	367	460
Total lease cost	$1,073	$1,011

millions	2024	2023
Cash payments related to leases
Operating cash flows from finance leases	$34	$27
Operating cash flows from operating leases	$298	$198
Investing cash flows from operating leases	$209	$183
Financing cash flows from finance leases	$137	$105

Changes in Right-of-Use assets
Right-of-use assets obtained in exchange for new finance lease liabilities	$195	$226
Right-of-use assets obtained in exchange for new operating lease liabilities	$316	$630

90	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased from a vendor or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes. The value of cash flow hedges was insignificant for all periods presented. See Note 1 - Summary of Significant Accounting Policies for Occidental’s accounting policy on derivatives.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
As of December 31, 2024, Occidental’s derivatives not designated as hedges consisted of marketing derivatives. All interest rate swaps were settled prior to December 31, 2023.
Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled.

MARKETING DERIVATIVES
Occidental’s marketing derivative instruments not designated as hedges are short-duration physical and financial forward contracts. A substantial majority of Occidental’s physically settled derivative contracts are index-based and carry no mark-to-market valuation in earnings. As of December 31, 2024, the weighted-average settlement prices of these forward contracts were $71.07 per barrel and $3.50 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement prices were $76.36 per barrel and $2.62 per Mcf for crude oil and natural gas, respectively, as of December 31, 2023. Net gains and losses associated with marketing derivative instruments not designated as hedging instruments are recognized currently in net sales. Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of December 31:

	2024	2023
Oil commodity contracts
Volume (MMbbl)	(34)	(20)
Natural gas commodity contracts
Volume (Bcf)	(130)	(113)

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

OXY 2024 FORM 10-K	91

table of contents	FINANCIAL STATEMENTS FOOTNOTES

millions	Fair Value Measurements Using				Total Fair Value
Balance Sheet Classification	Level 1	Level 2	Level 3	Netting (a)
December 31, 2024
Marketing Derivatives
Other current assets	$455	$92	$—	$(512)	$35
Other long-term assets	—	1	—	(1)	—
Accrued liabilities	(451)	(90)	—	512	(29)
Deferred credits and other liabilities - other	—	(2)	—	1	(1)
December 31, 2023
Marketing Derivatives
Other current assets	$1,008	$100	$—	$(1,009)	$99
Other long-term assets	47	1	—	(43)	5
Accrued liabilities	(967)	(64)	—	1,009	(22)
Deferred credits and other liabilities - other	(43)	(6)	—	43	(6)
(a)These amounts do not include collateral. Occidental netted $12 million of collateral received from brokers against derivative assets and $9 million of collateral deposited with brokers against derivatives liabilities as of December 31, 2024. As of December 31, 2023, Occidental netted $42 million of collateral received from brokers against derivative assets and no collateral deposited with brokers against derivative liabilities.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and (losses) related to Occidental’s derivative instruments in the Consolidated Statements of Operations for the years ended December 31:

millions
Income Statement Classification	2024	2023	2022

Marketing Derivatives
Net sales (a)	(374)	(74)	381
Interest Rate Swaps
Gains on interest rate swaps, net (b)	—	—	317
(a)Included derivative and non-derivative marketing activity.
(b)Occidental retired all remaining outstanding interest rate swaps on or before December 31, 2022.

CREDIT RISK
The majority of Occidental’s counterparty credit risk is related to the physical delivery of energy commodities to its customers and any inability to meet their settlement commitments. Occidental manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. Occidental actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Occidental also enters into futures contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk, if any.

NOTE 9 - FAIR VALUE MEASUREMENTS

FAIR VALUES – NONRECURRING
In 2024, Occidental recorded a pre-tax impairment of $334 million related to certain wells in the Gulf of America whose future net cash inflows did not indicate that the asset value is recoverable.
In 2023, Occidental recorded a pre-tax impairment of $180 million related to undeveloped acreage in the northern non-core area of the Powder River Basin where Occidental has decided not to pursue future exploration and appraisal activities. Impairment expense also included a $29 million impairment related to an equity method investment in Black Butte Coal Company.
There were no significant non-recurring fair value measurements in 2022.

92	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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

INFLATION REDUCTION ACT
In August 2022, Congress passed the IRA that contains, among other provisions, certain tax incentives related to climate change and clean energy. Since the enactment of the IRA, the Treasury has released a substantial amount of regulatory and sub-regulatory guidance. However, much of this guidance remains unfinalized, and significant questions persist regarding its application. In January 2025, the Trump Administration issued an executive order that pauses the disbursement of funds appropriated under the IRA. The ultimate impact of the IRA on Occidental’s businesses depends on several factors, including the Treasury's statutory interpretations in the final regulatory guidance pending issuance and potential changes to the IRA incentives in future tax legislation.

PILLAR TWO
Approximately 140 countries have agreed to support the OECD Pillar Two initiative that proposes to apply a 15% global minimum tax on multinational entities, applied jurisdiction-by-jurisdiction. Several countries, including European Union member states, Canada, and Oman, have enacted or are in the process of enacting legislation aligned with all, or portions of, Pillar Two. Widespread implementation of Pillar Two is anticipated in 2025.
As the legislation becomes effective in countries in which Occidental operates, the Company’s cash tax could increase, and its effective tax rate could be negatively impacted. In January 2025, the Trump Administration issued an executive order indicating that any commitments made by the prior U.S. administration regarding Pillar Two “have no force or effect in the United States”. The order also suggested the U.S. will consider retaliatory measures against countries that attempt to apply extraterritorial taxes on U.S. companies.
Occidental will continue to monitor the developments in the U.S., in addition to the status of legislation and guidance issued by both the OECD and the jurisdictions in which the Company operates, to assess the impact on the Company’s tax position. Occidental does not expect the global minimum tax provisions to have a material impact on its results of operations, financial position, or cash flows.

The following summarizes domestic and foreign components of income from continuing operations before domestic and foreign income taxes for the years ended December 31:

millions	2024	2023	2022
Domestic	$2,398	$4,246	$11,314
Foreign	1,672	2,183	2,803
Total income from continuing operations before income taxes	$4,070	$6,429	$14,117

OXY 2024 FORM 10-K	93

table of contents	FINANCIAL STATEMENTS FOOTNOTES

The following summarizes components of income tax (expense) benefit on continuing operations for the years ended December 31:

millions	2024	2023	2022
Current
Federal	$(956)	$(871)	$(1,272)
State and local	(50)	(92)	(105)
Foreign	(629)	(713)	(1,080)
Total current tax expense	$(1,635)	$(1,676)	$(2,457)
Deferred
Federal	389	(37)	1,569
State and local	28	25	57
Foreign	44	(45)	18
Total deferred tax (expense) benefit	$461	$(57)	$1,644
Total income tax expense	$(1,174)	$(1,733)	$(813)

The following reconciliation of the U.S. federal statutory income tax rate to Occidental’s worldwide effective tax rate on income from continuing operations for the years ended December 31 is stated as a percentage of income from continuing operations before income taxes:

	2024	2023	2022
U.S. federal statutory tax rate	21%	21%	21%
Legal entity reorganization	—	—	(18)
Tax impact from foreign operations	5	3	3
State income taxes, net of federal benefit	—	1	—
Uncertain tax positions	3	2	—
Other	—	—	—
Worldwide effective tax rate	29%	27%	6%

In 2024 and 2023, Occidental’s worldwide effective tax rate was higher than the U.S. statutory rate of 21%, primarily driven by Occidental's jurisdictional mix of income, where international income is subject to tax at statutory rates as high as 55%.
In 2022, Occidental’s worldwide effective tax rate was 6%, which was lower than the U.S. statutory rate of 21% and primarily driven by a tax benefit associated with Occidental's legal entity reorganization, as described above, partially offset by higher tax rates in the foreign jurisdictions in which Occidental operates.

94	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

The tax effects of temporary differences resulting in deferred income taxes as of December 31:

millions	2024	2023
Deferred tax liabilities
Property, plant and equipment differences	$(7,100)	$(6,994)
Equity investments, partnerships and international subsidiaries	(633)	(709)
Gross long-term deferred tax liabilities	(7,733)	(7,703)

Deferred tax assets
Environmental reserves	416	223
Postretirement benefit accruals	249	229
Deferred compensation and benefits	258	237
Asset retirement obligations	788	722
Foreign tax credit carryforwards	1,975	2,759
Business credit carryforwards	54	43
Net operating loss carryforward	1,031	1,056
Interest expense carryforward	11	11
All other	539	586
Gross long-term deferred tax assets	5,321	5,866
Valuation allowance	(2,962)	(3,901)
Net long-term deferred tax assets	$2,359	$1,965
Total deferred income tax liability, net	$(5,374)	$(5,738)
Less: foreign deferred tax asset in long-term receivables and other assets, net	(20)	(26)
Total deferred income tax liability	$(5,394)	$(5,764)

Total deferred tax assets, after valuation allowances, were $2.4 billion and $2.0 billion as of December 31, 2024 and 2023, respectively. Occidental expects to realize the recorded deferred tax assets, net of any allowances, through future operating income and reversal of temporary differences. The total deferred tax liabilities were $7.7 billion as of December 31, 2024 and 2023.
As of December 31, 2024, Occidental had foreign tax credit carryforwards of $2.0 billion and state tax credit carryforwards of $38 million. Occidental had recorded a valuation allowance for $2.0 billion of the foreign tax credit carryforwards and $32 million of the state tax credit carryforwards.
As of December 31, 2024, Occidental had tax-effected foreign net operating loss carryforwards of $838 million, state net operating loss carryforwards of $190 million, and federal net operating loss carryforwards of $3 million. The carryforward balances have varying carryforward periods through 2044, excluding certain attributes for which there is an indefinite carryforward period. A valuation allowance was recorded for $774 million of the tax-effected foreign net operating loss carryforwards and $153 million of the tax-effected state net operating loss carryforwards. Occidental had an additional valuation allowance of $25 million against other foreign deferred tax assets. In 2024, the Company evaluated its operations in foreign jurisdictions that maintained deferred tax assets offset with a full valuation allowance. Based on this assessment, the Company determined that $149 million of these deferred tax assets had a remote likelihood of recovery due to the lack of current or planned operating activity. Consequently, the Company reversed both the deferred tax assets and the associated valuation allowance in 2024.
Occidental had a tax-effected state interest expense carryforward of $11 million with no valuation allowance as of December 31, 2024.
A deferred tax liability had not been recognized for temporary differences related to unremitted earnings of certain consolidated international subsidiaries aggregating approximately $406 million as of December 31, 2024, as it is Occidental’s intention to reinvest such earnings indefinitely. If the earnings of these international subsidiaries were not indefinitely reinvested, an additional deferred tax liability of approximately $109 million would be required.

OXY 2024 FORM 10-K	95

table of contents	FINANCIAL STATEMENTS FOOTNOTES

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

millions	2024	2023	2022
Balance as of January 1	$1,951	$2,010	$2,026
Increases related to prior-year positions	—	—	2
Increases related to current-year positions	—	—	—
Settlements	—	—	—
Reductions for tax positions of prior years	—	(59)	(18)
Balance as of December 31	$1,951	$1,951	$2,010

The December 31, 2024 balance of unrecognized tax benefits of $2.0 billion included potential benefits of $2.0 billion of which, if recognized, $1.5 billion would affect the effective tax rate on income. Also included were benefits of $45 million related to tax positions for which the ultimate deductibility is highly certain, but the timing of such deductibility is uncertain. Unrecognized tax benefits are included in deferred credits and other liabilities - other. Occidental records estimated potential interest and penalties related to liabilities for unrecognized tax benefits in the provisions for domestic and foreign income taxes. In 2024, Occidental recorded interest related to liabilities for unrecognized tax benefits of $186 million, for a cumulative accrued interest related to liabilities for unrecognized tax benefits of $763 million as of December 31, 2024. There were no penalties associated with liabilities for unrecognized tax benefits recorded for the years ended December 31, 2024 and 2023. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated $9 million due to settlements with taxing authorities or lapses in statutes of limitation.
Occidental recognized $30 million and $79 million in federal and state income tax receivables as of December 31, 2024 and 2023, respectively, which were recorded in other current assets. In addition, Occidental recognized $247 million and $31 million in 2024 and 2023, respectively, of long-term income tax receivables, which were recorded in long-term receivables and other assets, net.
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

DEFINED CONTRIBUTION PLANS
All domestic employees and certain foreign national employees are eligible to participate in one or more of the defined contribution retirement or savings plans that provide for periodic contributions by Occidental based on plan-specific criteria, such as base pay, level and employee contributions. Certain salaried employees participate in a supplemental retirement plan that restores benefits lost due to government limitations on qualified retirement benefits. The accrued liabilities for the supplemental retirement plan were $387 million and $330 million as of December 31, 2024 and 2023, respectively. In 2024, 2023 and 2022 Occidental expensed $252 million, $221 million and $202 million, respectively, under the provisions of these defined contribution and supplemental retirement plans.

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

POSTRETIREMENT AND OTHER BENEFIT PLANS
Occidental provides medical and dental benefits and life insurance coverage for certain active, retired and disabled employees and their eligible dependents. Occidental generally funds the benefits as they are paid during the year. In 2024, 2023 and 2022, these benefit costs, including the postretirement costs, were $205 million, $175 million and $211 million, respectively.

96	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

OBLIGATIONS AND FUNDED STATUS
The following tables show the amounts recognized in Occidental’s Consolidated Balance Sheets related to its pension and postretirement benefit plans as of December 31:

	Pension Benefits		Postretirement Benefits
millions	2024	2023	2024	2023
Amounts recognized in the Consolidated Balance Sheet:
Other long-term assets	$133	$126	$—	$—
Accrued liabilities	(2)	(3)	(52)	(57)
Deferred credits and other liabilities — pension and postretirement obligations	(244)	(270)	(778)	(661)
	$(113)	$(147)	$(830)	$(718)
Accumulated other comprehensive loss included the following after-tax balances:
Net (gain) loss	$(8)	$3	$(122)	$(217)
Prior service credit	—	—	(40)	(45)
	$(8)	$3	$(162)	$(262)

The following tables show the funding status, obligations and plan asset fair values of Occidental related to its pension and postretirement benefit plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
millions	2024	2023	2024	2023
Changes in the benefit obligation:
Benefit obligation — beginning of year	$879	$886	$718	$773
Service cost — benefits earned during the period	4	5	18	16
Interest cost on projected benefit obligation	42	45	35	37
Actuarial (gain) loss	(38)	19	105	(53)
Benefits paid	(71)	(80)	(50)	(65)
Other	(3)	4	4	10
Benefit obligation — end of year	$813	$879	$830	$718

Changes in plan assets:
Fair value of plan assets — beginning of year	$732	$641	$—	$—
Actual return on plan assets	16	77	—	—
Employer contributions	23	89	45	54
Benefits paid	(71)	(80)	(50)	(64)
Other	—	5	5	10
Fair value of plan assets — end of year	$700	$732	$—	$—
Unfunded status:	$(113)	$(147)	$(830)	$(718)

OXY 2024 FORM 10-K	97

table of contents	FINANCIAL STATEMENTS FOOTNOTES

Actuarial losses related to postretirement benefits are primarily due to changes in health care trend rates and expected increases in premiums related to certain provisions in the Inflation Reduction Act that go into effect in 2025 and 2026. Other actuarial gains and losses are primarily driven by discount rate movement.
The following table sets forth details of the obligations and assets of Occidental’s defined benefit pension plans for the years ended December 31:

	Accumulated Benefit Obligation in Excess of Plan Assets		Plan Assets in Excess of Accumulated Benefit Obligation
millions	2024	2023	2024	2023
Projected benefit obligation	$648	$719	$165	$160
Accumulated benefit obligation	$647	$717	$165	$157
Fair value of plan assets	$505	$543	$195	$189

COMPONENTS OF NET PERIODIC BENEFIT COSTS
The following table sets forth the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits			Postretirement Benefits
millions	2024	2023	2022	2024	2023	2022
Net periodic benefit costs:
Service cost — benefits earned during the period	$4	$5	$7	$18	$16	$38
Interest cost on projected benefit obligation	42	45	36	35	37	33
Expected return on plan assets	(41)	(45)	(38)	—	—	—
Recognized actuarial loss (gain)	2	4	1	(15)	(20)	5
Recognized prior service credit	—	—	—	(8)	(9)	(9)
Gain (loss) due to settlement	—	1	(1)	—	—	—
Net periodic benefit costs	$7	$10	$5	$30	$24	$67

The service cost component of net periodic benefit costs is included in selling, general and administrative expense, oil and gas operating expense, chemical and midstream costs and exploration expense on Occidental’s Consolidated Statements of Operations. All other components of net periodic benefit costs are included in other operating and non-operating expense.

ADDITIONAL INFORMATION
The following table sets forth the weighted-average assumptions used to determine Occidental’s benefit obligation and net periodic benefit cost for domestic plans for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Benefit Obligation Assumptions:
Discount rate	5.52%	4.98%	5.68%	5.12%
Rate of increase in compensation levels	3.95%	3.96%	—	—
Net Periodic Benefit Cost Assumptions:
Discount rate	4.98%	5.27%	5.12%	5.43%
Rate of increase in compensation levels	3.96%	3.95%	—	—
Assumed long-term rate of return on assets	6.13%	6.65%	—	—

For domestic pension plans and postretirement benefit plans, Occidental based the discount rate on a AA-AAA Universe yield curve in 2024 and 2023. The assumed long-term rate of return on assets is estimated with regard to current market factors but within the context of historical returns for the asset mix that exists at year end. Assumed rates of compensation increases for active participants in certain plans vary by age group.
The postretirement benefit obligation was determined by application of the terms of medical and dental benefits and life insurance coverage, including the effect of established maximums on covered costs, together with relevant actuarial assumptions and health care cost trend rates. Health care cost trend rates for Medicare advantaged prescription drug plans

98	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

are 7.7% starting in 2024, then grading down to 4.5% in 2032 and beyond. Health care cost trend rates used for non-medicare advantaged prescription drug plans are 5.5% to 5.7% in 2024, then grading down to 4.5% in 2032 and beyond.
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
The fair values of Occidental’s pension plan assets by asset category were as follows:

millions	Level 1	Level 2	Level 3	Total
December 31, 2024
Asset Class:
Government securities	$33	$—	$—	$33
Corporate bonds (a)	—	17	—	17
Equity securities (b)	31	—	—	31
Other	2	41	—	43
Investments measured at fair value	$66	$58	$—	$124
Investments measured at net asset value (c)	—	—	—	576
Total pension plan assets	$66	$58	$—	$700

December 31, 2023
Asset Class:
Government securities	$42	$—	$—	$42
Corporate bonds (a)	—	19	—	19
Equity securities (b)	33	—	—	33
Other	—	47	—	47
Investments measured at fair value	$75	$66	$—	$141
Investments measured at net asset value (c)	—	—	—	591
Total pension plan assets	$75	$66	$—	$732
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

OXY 2024 FORM 10-K	99

table of contents	FINANCIAL STATEMENTS FOOTNOTES

Occidental expects to contribute approximately $29 million to its defined benefit pension plans during 2025.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the years ended December 31:

millions	Pension Benefits	Postretirement Benefits
2025	$73	$54
2026	68	56
2027	70	60
2028	65	59
2029	62	58
2030 - 2034	295	293

NOTE 12 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental and its subsidiaries and their respective operations are subject to numerous federal, state, local and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including CERCLA and similar federal, state, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at Third-Party, Currently Operated, and Closed or Non-operated Sites, which categories may include NPL Sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs.

ENVIRONMENTAL REMEDIATION
As of December 31, 2024, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 158 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of December 31, 2024 and 2023, the current portion of which is included in accrued liabilities ($150 million in 2024 and $132 million in 2023) and the remainder in deferred credits and other liabilities - environmental remediation liabilities ($1.8 billion in 2024 and $0.9 billion in 2023).
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites —Third-Party Sites, Currently Operated Sites and Closed or Non-operated Sites.

	2024		2023
millions, except number of sites	Number of Sites	Remediation Balance	Number of Sites	Remediation Balance
NPL Sites	32	$1,374	32	$435
Third-Party Sites	63	200	65	233
Currently Operated Sites	12	88	12	98
Closed or Non-operated Sites	51	247	51	255
Total	158	$1,909	160	$1,021

As of December 31, 2024, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 16 of the 158 sites described above, and 88 of the sites had liabilities less than $1 million each.
The DASS in Newark, New Jersey accounted for a significant portion of the liabilities associated with the category of NPL Sites. During 2024, OxyChem increased the environmental remediation liability related to the DASS by $925 million. See Note 13 - Lawsuits, Claims, Commitments and Contingencies under the heading “Diamond Alkali Superfund Site Litigation”.
Five of the 63 Third-Party Sites — a former copper mining and smelting operation in Tennessee, a chrome site in New Jersey, a former oil field and a landfill in California and an active refinery in Louisiana where Occidental reimburses the current owner for certain remediation activities — accounted for approximately two thirds of the liabilities associated with this category.

100	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

Three Currently Operated Sites — oil and gas operations in Colorado and chemical plants in Kansas and Louisiana — accounted for approximately two thirds of the liabilities associated with this category.
Seven Closed or Non-operated Sites — a landfill in Western New York, a former refinery in Oklahoma, former chemical plants in California, New York, Michigan, and Washington, and a closed coal mine in Pennsylvania — accounted for approximately two thirds of the liabilities associated with this category.
The consolidated estimate of environmental remediation liabilities in the table above varies over time depending on factors such as acquisitions or divestitures, identification of additional sites, remedy selection and implementation and changes in applicable laws or regulations, among other factors. Excluding the increase related to the DASS, Occidental’s subsidiaries recorded environmental remediation expenses of $76 million, $79 million and $65 million for the years ended December 31, 2024, 2023, and 2022, respectively, on a consolidated basis. Environmental remediation expenses primarily relate to existing conditions from alleged past practices. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 25% of the year-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 158 environmental sites in the table above could be up to $1.9 billion.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four OUs for evaluating, selecting and implementing remediation under CERCLA. OxyChem’s current activities in each OU are summarized below, many of which are performed on OxyChem’s behalf by Glenn Springs Holdings, Inc.
OU1 – The Former Diamond Alkali Plant at 80-120 Lister Avenue in Newark: Maxus and its affiliates implemented an interim remedy of OU1 pursuant to a 1990 Consent Decree, for which OxyChem currently performs maintenance and monitoring. In January 2025, the EPA issued a ROD for the final remedy of OU1 that provides for optimized containment for which it estimated a cost of $16 million.
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
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2 and is located upstream from the Lister Avenue Plant site for which OxyChem inherited legal responsibility. In March 2023, the EPA issued a Unilateral Administrative Order in which it directed and ordered OxyChem to design the EPA’s selected interim remedy for OU4. The EPA has estimated the cost to remediate OU4 to be approximately $440 million.
Natural Resource Trustees – In addition to the activities of the EPA and OxyChem in the OUs described above, federal and state natural resource trustees are assessing natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

OTHER INFORMATION
For the DASS, OxyChem has accrued a reserve relating to its estimated allocable share of the costs to perform the maintenance and monitoring required in the OU1 Consent Decree, and the remedial investigation and feasibility study required in OU3 (Newark Bay). Subject to and without waiver of its rights, including its appeal, OxyChem has accrued a reserve for design and implementation of remedies selected in the OU2 ROD and AOC and the OU4 ROD and OU4 Unilateral Administrative Order based upon a December 2024 Order of the U.S. District Court for the District of New Jersey (District Court) approving the proposed Alden Leeds Settlement, which OxyChem is appealing. See Note 13 below, Lawsuits, Claims, Commitments and Contingencies.
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

OXY 2024 FORM 10-K	101

table of contents	FINANCIAL STATEMENTS FOOTNOTES

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
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Other than reserves for the environmental remediation and tax matters discussed below, reserves for matters that satisfied these criteria as of December 31, 2024 and 2023 were not material to Occidental’s Consolidated Balance Sheets.
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

DIAMOND ALKALI SUPERFUND SITE LITIGATION
Alden Leeds Litigation
In December 2022, the EPA and the DOJ filed a proposed Consent Decree in the Alden Leeds litigation seeking court approval to settle with 85 parties for a total of $150 million for cleanup costs associated with OU2 and OU4. In January 2024, the DOJ filed a proposed Amended Consent Decree in which it excluded three companies from the proposed settlement, among other changes, followed by a motion to approve the Amended Consent Decree. In December 2024, the District Court approved the Amended Consent Decree. In its order approving the Amended Consent Decree, the District Court accepted the EPA’s revised determination that OxyChem was liable for approximately 85% of cleanup costs associated with OU2 and OU4. OxyChem has appealed the District Court’s ruling because OxyChem believes it is incorrect for several reasons including, but not limited to, the fact that the District Court failed to address the impact of several recent Supreme Court rulings that curtail EPA authority and limit judicial deference to EPA actions. OxyChem filed its Notice of Appeal in February 2025.
As a result of the District Court’s approval of the Amended Consent Decree, OxyChem increased the non-current environmental remediation liability related to OU2 and OU4 by $925 million. This charge is included in asset impairments and other charges in the Consolidated Statements of Operations. This charge represents the additional share of the total estimated remediation costs which OxyChem may incur as a result of the assignment by the District Court of 85% of the responsibility for OU2 and OU4. These costs have not been discounted as the timing and amount of the payments are not fixed or reliably determinable. Associated with this charge, OxyChem reduced the amount of its reasonably possible additional loss by approximately $0.9 billion. It is expected that the cash outlay for remediation costs will be expended over ten to twenty years, or more.
The proposed settlement does not address the liability of entities that were excluded from the settlement for the DASS, including OU2, OU3, OU4 or natural resource damages, or the liability of any settling party with respect to OU3 or natural resource damages.
While the remedies for OU2 and OU4 are expected to take ten to twenty years to complete, the EPA may seek to order OxyChem to perform a substantial majority or all of the remediation work and provide additional financial assurance. It is uncertain when or to what extent the EPA may take action to compel OxyChem to perform further remediation in OU2 or OU4 or the amount of financial assurance the EPA could attempt to require OxyChem to post.

Contribution and Cost Recovery Actions
In June 2018, OxyChem filed a complaint under CERCLA in U.S. District Court for the District of New Jersey against numerous potentially responsible parties seeking contribution and cost recovery of amounts incurred or to be incurred to comply with the AOC and the OU2 ROD, or to perform other remediation activities related to the DASS (2018 Contribution Action).
Subject to all its defenses, OxyChem is designing the interim remedy for OU4 in compliance with a Unilateral Administrative Order issued by EPA in the first quarter of 2023. Because OxyChem is incurring costs to implement the OU4 Unilateral Administrative Order, OxyChem brought a cost recovery action under CERCLA in March 2023 in the District Court

102	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

against multiple parties (2023 Cost Recovery Action). The 2018 Contribution Action and the 2023 Cost Recovery Action were stayed pending the outcome of the Alden Leeds litigation. OxyChem does not know when the Court will lift the stay in those matters.
As stated above, OxyChem has filed its Notice of Intent to appeal the settlement and Amended Consent Decree in the Alden Leeds litigation. In the 2018 Contribution Action and 2023 Cost Recovery Action, OxyChem also intends to defend and prosecute vigorously its right to seek contribution and cost recovery from all potentially responsible parties to pay remediation costs in the DASS and to seek a judicial allocation of responsibility under CERCLA. If not reversed on appeal, the approved Amended Consent Decree could bar OxyChem from pursuing contribution against the settling parties for remediation costs OxyChem has incurred or may incur in the future to design and implement the remedies in OU2 and OU4, including claims OxyChem asserted in the 2018 Contribution Action. As a result, OxyChem has reduced its receivable from other potentially responsible parties by $84 million. This charge is included in other operating and non-operating expense in the Consolidated Statements of Operations.

MAXUS LITIGATION
A portion of estimated environmental remediation liabilities relate to the former DSCC. When OxyChem acquired DSCC in 1986, Maxus agreed to indemnify OxyChem for a number of environmental sites, including the DASS. In June 2016, Maxus and several affiliated companies filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the District of Delaware. In June 2017, the Bankruptcy Court approved a Plan of Liquidation to liquidate Maxus and create the Maxus Liquidating Trust for the benefit of Maxus’ creditors, including OxyChem, to satisfy claims by OxyChem and other creditors for past and future remediation and other costs. In April 2023, the claims pending in the Bankruptcy Court were resolved. Under the settlement, which became final in August 2023, OxyChem has now received settlement proceeds of approximately $350 million.

ANDES ARBITRATION
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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. Anadarko disagreed and, in November 2018, filed a petition with the U.S. Tax Court to dispute the disallowance. Trial was held in May 2023. The parties filed post-trial briefs throughout 2023 and 2024. Closing arguments were held in May 2024. The Tax Court may issue an opinion at any time. If the Tax Court opines that all or a portion of the original $5.2 billion deduction is not deductible, a computation phase will commence where the parties will compute the tax amount to be included in the Tax Court’s decision. Once the parties submit their computation, the Tax Court judge will formally enter the decision reflecting the computed tax amount. To pursue an appeal of the Tax Court’s decision, any tax due as a result of the Tax Court’s decision must be fully bonded or paid within 90 days of the decision’s entry. If Anadarko does not pursue an appeal, the IRS will assess any resulting tax deficiency, including interest, and issue a notice demanding payment thereof.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. If the payment is ultimately determined not to be deductible, Occidental would be required to repay the tentative refund received, plus other cash benefits received related to the $5.2 billion deduction, plus interest, which as of December 31, 2024 totaled approximately $2.1 billion. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of

OXY 2024 FORM 10-K	103

table of contents	FINANCIAL STATEMENTS FOOTNOTES

December 31, 2024, Occidental would be required to repay approximately $1.4 billion in federal and state taxes and accrued interest of $760 million. A liability for the taxes and interest is included in deferred credits and other liabilities - other.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both, have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of December 31, 2024, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

PURCHASE OBLIGATIONS AND COMMITMENTS
Occidental, its subsidiaries, or both, have entered into agreements providing for future payments, primarily to secure terminal, pipeline and processing capacity, CO2, drilling rigs and services, electrical power, non-lease components, steam and certain chemical raw materials. Occidental has certain other commitments under contracts, guarantees and joint ventures, including purchase commitments for goods and services at market-related prices and certain other contingent liabilities. The amounts that will be paid for such outstanding off-balance sheet purchase obligations as of December 31, 2024 are $3.4 billion in 2025, $4.4 billion in 2026 and 2027, $2.6 billion in 2028 and 2029 and $2.4 billion in 2030 and thereafter.

NOTE 14 - STOCKHOLDERS’ EQUITY

The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2024:

Period	Exercise of Warrants and Options	(a)	CrownRock Acquisition	Other	(b)	Treasury Stock Purchases	(c)	Common Stock Outstanding	(d)
December 31, 2023								879,463,103
First Quarter 2024	3,277,628		—	3,978,999		—		886,719,730
Second Quarter 2024	18,875,864		—	94,789		(130,424)		905,559,959
Third Quarter 2024	3,032,136		29,560,619	21,504		—		938,174,218
Fourth Quarter 2024	246,049		—	165,079		(127,363)		938,457,983
Total 2024	25,431,677		29,560,619	4,260,371		(257,787)		938,457,983
(a)    Approximately $559 million of cash was received as a result of the exercise of common stock warrants and options.
(b)    Consisted of issuances for the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.
(c)    Consisted of purchases of shares from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.
(d)    As of December 31, 2024, Occidental had 74.0 million of outstanding warrants with a strike price of $22 per share and 83.9 million of warrants with a strike price of $59.62 per share.

TREASURY STOCK
As of December 31, 2024, 2023 and 2022, treasury stock shares numbered 228.3 million, 228.1 million and 198.7 million, respectively.

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

104	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

Dividends on the preferred stock accrue on the face value at a rate per annum of 8%, but will be paid only when, as and if declared by Occidental’s Board of Directors. At any time, when such dividends have not been paid in full, the unpaid amounts will accrue dividends, compounded quarterly, at a rate per annum of 9%. Following the payment in full of any accrued but unpaid dividends, the dividend rate will remain at 9% per annum. If preferred dividends are not paid in full, Occidental is prohibited from paying dividends on common stock. Occidental paid $679 million in preferred stock dividends in 2024.
Occidental did not redeem preferred stock in 2024. To the extent Occidental's trailing 12-month distributions to common shareholders is above $4.00 per share, Occidental is required to match any common shareholder distributions with preferred stock redemptions. As of the date of this filing approximately $8.5 billion face value of the preferred stock remains outstanding.

BERKSHIRE WARRANT
In connection with the preferred stock issuance, Occidental also issued the Berkshire Warrant. The Berkshire Warrant is exercisable at the holder’s option, in whole or in part, until the first anniversary of the date on which no shares of preferred stock remain outstanding, at which time the Berkshire Warrant expires. The holder of the Berkshire Warrant and the preferred stock may redeem the preferred stock as payment for the exercise price of the Warrant in lieu of cash payment upon exercise. As of December 31, 2024, the Berkshire Warrant would result in the issuance of 83.9 million shares of Occidental common stock, if exercised in full for its current strike price of $59.62 per share of Occidental common stock.

COMMON STOCK WARRANTS
Occidental issued approximately 116 million Common Stock Warrants on August 3, 2020 to holders of record of outstanding shares of Occidental’s common stock as of the close of business on July 6, 2020. The Common Stock Warrants have an exercise price of $22.00 per share and will expire on August 3, 2027. As of December 31, 2024, Occidental had 74.0 million outstanding warrants. The Common Stock Warrants are listed on the NYSE and trade under the symbol "OXY WS".

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
The following table presents the calculation of basic and diluted EPS for the years ended December 31:

millions except per share amounts	2024	2023	2022
Income from continuing operations	$2,896	$4,696	$13,304
Income from discontinued operations, net of tax	182	—	—
Net income	$3,078	$4,696	$13,304
Less: Net income attributable to noncontrolling interest	(22)	—	—
Less: Preferred stock dividends	(679)	(923)	(800)
Net income attributable to common stock	$2,377	$3,773	$12,504
Less: Net income allocated to participating securities	(13)	(23)	(83)
Net income, net of participating securities	$2,364	$3,750	$12,421
Weighted-average number of basic shares	911.8	889.2	926.2
Basic earnings per common share	$2.59	$4.22	$13.41
Net income attributable to common stock	$2,377	$3,773	$12,504
Less: Net income allocated to participating securities	(13)	(21)	(77)
Net income, net of participating securities	$2,364	$3,752	$12,427
Weighted-average number of basic shares	911.8	889.2	926.2
Dilutive securities	55.3	71.7	75.8
Total diluted weighted-average common shares	967.1	960.9	1,002.0
Diluted earnings per common share	$2.44	$3.90	$12.40

For the years ended December 31, 2024, 2023 and 2022, there were no Occidental common stock warrants nor options that were excluded from diluted shares.

OXY 2024 FORM 10-K	105

table of contents	FINANCIAL STATEMENTS FOOTNOTES

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated OCI (loss) consisted of the following after-tax amounts as of December 31:

millions	2024	2023
Foreign currency translation adjustments	$(6)	$(4)
Derivatives	15	20
Pension and postretirement adjustments (a)	170	259
Total	$179	$275
(a)See Note 11 - Retirement and Postretirement Benefit Plans for further information.

NOTE 15 - STOCK-BASED INCENTIVE PLANS

Occidental issues stock-based awards to employees in accordance with the terms of the Plans. An aggregate of 133 million shares of Occidental common stock were authorized for issuance and approximately 12.9 million shares had been reserved for issuance for employee awards through December 31, 2024. As of December 31, 2024, approximately 32.1 million shares were available for grants of future awards. The 2015 Long-Term Incentive plan requires each share covered by an award (other than options) to be counted as if three shares were issued in determining the number of shares that are available for future awards. Accordingly, the number of shares available for future awards may be less than 32.1 million depending on the type of award granted, and shares available for future awards may increase by the number of shares that are forfeited, canceled, or correspond to the portion of any stock-based awards settled in cash, including awards that were issued under a previous plan that remain outstanding. Current outstanding awards include RSUs, stock options, CROCEI awards and TSRI awards.
During 2024, non-employee directors were granted awards for 36,191 shares of common stock. Compensation expense for these awards was measured using the closing quoted market price of Occidental’s common stock on the grant date and was fully recognized at that time.
Occidental incurred expenses of $228 million, $217 million and $258 million related to stock-based incentive plans in the years ended December 31, 2024, 2023, and 2022, respectively. The income tax benefit associated with this expense was $48 million, $46 million and $54 million in the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, unrecognized compensation expense for all unvested stock-based incentive awards was $300 million. This expense is expected to be recognized over a weighted-average period of 1.9 years. Occidental accounts for forfeitures as they occur.

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

CASH-SETTLED RSU LIABILITY AWARDS
The weighted-average, grant-date fair values of cash-settled RSUs granted in 2024, 2023, and 2022 were $58.87, $60.43 and $47.41 per share, respectively. Cash-settled RSUs resulted in payments of $8 million, $9 million and $203 million, during the years ended December 31, 2024, 2023, and 2022, respectively.

STOCK-SETTLED RSU EQUITY AWARDS
The weighted-average, grant-date fair values of the stock-settled RSUs granted in 2024, 2023, and 2022 were $61.34, $59.85 and $45.14, respectively. The fair value of RSUs settled in shares during the years ended December 31, 2024, 2023, and 2022 was $240 million, $254 million and $160 million, respectively.

106	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

A summary of changes in Occidental’s unvested cash- and stock-settled RSUs for 2024 is presented below:

	Cash-Settled		Stock-Settled
thousands, except fair values	RSUs		RSUs
Unvested as of January 1	271	$37.96	7,732	$47.03
Granted	293	$58.87	3,540	$61.34
Vested	(141)	$43.61	(3,978)	$40.37
Forfeitures	(25)	$57.60	(175)	$56.58
Unvested as of December 31	398	$50.14	7,119	$57.63

TOTAL SHAREHOLDER RETURN INCENTIVE AWARDS
Certain executives are awarded TSRIs that vest at the end of a three-year period following the grant date. Payout is based upon Occidental’s absolute total shareholder return and performance relative to its peers. TSRIs have payouts that range from 0% to 200% of the target award and settle in stock once certified. Dividend equivalents for TSRIs are accumulated and paid upon certification of the award. The fair value of TSRIs settled in shares during the years ended December 31, 2024, 2023, and 2022 was $68 million, $45 million and zero, respectively.
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

The grant-date assumptions used in the Monte Carlo simulation models for the estimated payout level of TSRIs were as follows:

	TSRIs
	2024	2023	2022
Assumptions used:
Risk-free interest rate	4.3%	4.6%	1.7%
Volatility factor	45%	64%	80%
Expected life, years	2.83	2.84	2.89
Grant-date fair value of underlying Occidental common stock	$61.36	$59.71	$42.98

A summary of changes in Occidental’s unvested TSRIs in 2024 is presented below:

	TSRIs
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested as of January 1	1,507	$40.43
Granted	439	$61.36
Vested (a)	(651)	$25.39
Forfeitures	(44)	$55.30
Unvested as of December 31	1,251	$55.08
(a)Presented at the target payouts. In 2024, the weighted-average payout at vesting was 180% of the target, resulting in the issuance of approximately 1,172,000 shares of Occidental common stock.

STOCK OPTIONS
Certain employees are granted options that vest over three years, expire on the tenth anniversary of the grant date, and settle in stock. Exercise prices of the options were equal to the quoted market value of Occidental’s stock on the grant date. There were no options granted in 2024.

OXY 2024 FORM 10-K	107

table of contents	FINANCIAL STATEMENTS FOOTNOTES

A summary of Occidental’s outstanding stock options as of December 31, 2024 and changes during the year ended December 31, 2024 is presented below:

	Vested		Unvested
thousands, except fair values	Options	Weighted Average Strike Price	Options	Weighted Average Strike Price
January 1	2,094	$38.45	294	$35.37
Vested	211	$32.36	(211)	$32.36
December 31	2,305	$37.89	83	$42.98

The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, respectively, was zero, $9 million and $17 million. As of December 31, 2024, the remaining life of fully vested options was 5.4 years.

CASH RETURN ON CAPITAL EMPLOYED INCENTIVE AWARDS
Certain executives are awarded CROCEI awards that vest at the end of a three-year period if performance targets based on CROCE are met. These awards are settled in stock upon certification of the performance target, with payouts that range from 0% to 200% of the target award. Dividend equivalents are accumulated and paid upon certification of the award. The value of shares that vested in 2024 was $25 million. A summary of changes in Occidental’s unvested CROCEI in 2024 is presented below:

	CROCEI
thousands, except fair values	Awards	Weighted-Average Grant-Date Fair Value of Occidental Stock
Unvested as of January 1	507	$39.59
Granted	161	$61.36
Vested (a)	(221)	$25.39
Unvested as of December 31	447	$54.55
(a)     Presented at the target payouts. In 2024, the weighted-average payout at vesting was 200% of the target, resulting in the issuance of approximately 441,000 shares of Occidental common stock.

108	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

NOTE 16 - INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
Occidental conducts its operations through three segments: oil and gas, chemical and midstream and marketing. Income taxes, interest income, interest expense, environmental remediation expenses and acquisition-related costs of Occidental and its operating subsidiaries and unallocated corporate expenses are consolidated under corporate and eliminations. Intersegment sales eliminate upon consolidation and are made at prices that approximate market. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash and restricted cash, certain corporate receivables and PP&E.
Occidental’s President and CEO is ultimately responsible for allocating resources and assessing the performance of each operating segment and is Occidental’s CODM. The CEO may be assisted in this function by other members of Occidental’s executive management including, but not limited to, the Chief Financial Officer. While other executives are responsible for the performance of their individual areas, the CEO is solely responsible for allocating resources across Occidental as a whole.
For all three reporting segments the CODM utilizes segment income (loss) from continuing operations before income taxes to measure performance, as well as allocate resources (including financial or capital resources) for each segment, predominantly in the annual budget and forecasting process.
The following table reconciles segment income from continuing operations before taxes to net income attributable to common shares:

	Years Ended December 31,
millions	2024	2023	2022
Segment income from continuing operations before taxes
Oil and gas segment	$5,214	$6,240	$12,803
Chemical segment	1,124	1,531	2,508
Midstream and marketing segment	580	24	273
Corporate and eliminations	(1,673)	(421)	(437)
Interest and debt expense, net	(1,175)	(945)	(1,030)
Income from continuing operations before income taxes	$4,070	$6,429	$14,117
Income tax expense	(1,174)	(1,733)	(813)
Income from continuing operations	$2,896	$4,696	$13,304
Discontinued operations, net of tax	182	—	—
Net income	$3,078	$4,696	$13,304
Less: Net income attributable to noncontrolling interest	(22)	—	—
Less: Preferred stock dividends and redemption premiums	(679)	(923)	(800)
Net income attributable to common stockholders	$2,377	$3,773	$12,504

The following tables include a summary of significant revenue and expense line items for each segment. Items within “Significant segment expenses” align with the significant segment-level information that is regularly provided to the CODM as required by the adoption of ASU 2023-07 in the fourth quarter of 2024. Intersegment expenses are included within the amounts shown.

OXY 2024 FORM 10-K	109

table of contents	FINANCIAL STATEMENTS FOOTNOTES

OIL AND GAS SEGMENT
Other segment expenses include asset impairments and other charges, selling, general and administrative expense, acquisition-related costs and exploration expense:

	Years Ended December 31,
millions	2024	2023	2022
Revenues and other income
Net sales	$21,705	$21,284	$27,165
Gains (losses) on sale of assets and other income	(551)	192	220
Total	$21,154	$21,476	$27,385
Significant segment expenses
Oil and gas lease operating expense	4,738	4,677	4,028
Transportation and gathering expense	1,583	1,427	1,393
Other operating and non-operating expense	997	889	942
Taxes other than on income	1,026	1,076	1,535
Depreciation, depletion and amortization	6,565	6,112	6,179
Other segment expenses	993	1,031	498
Total	$15,902	$15,212	$14,575
Segment income before other items	$5,252	$6,264	$12,810
Losses from equity investments and other	(38)	(24)	(7)
Segment income from continuing operations before taxes	$5,214	$6,240	$12,803

CHEMICAL SEGMENT
Other segment expenses include asset impairments and other charges, and selling, general and administrative expense:

	Years Ended December 31,
millions	2024	2023	2022
Revenues and other income
Net sales	$4,923	$5,321	$6,757
Gains on sale of assets and other income	19	57	65
Total	4,942	5,378	6,822
Significant segment expenses
Cost of sales	3,367	3,425	3,909
Depreciation, depletion and amortization	363	356	370
Other segment expenses	191	175	149
Total	$3,921	$3,956	$4,428
Segment income before other items	$1,021	$1,422	$2,394
Income from equity investments and other	103	109	114
Segment income from continuing operations before taxes	$1,124	$1,531	$2,508

110	OXY 2024 FORM 10-K

table of contents	FINANCIAL STATEMENTS FOOTNOTES

MIDSTREAM AND MARKETING SEGMENT
Other segment expenses include asset impairments and other charges, transportation expense, taxes other than on income, and selling, general and administrative expense:

	Years Ended December 31,
millions	2024	2023	2022
Revenues and other income
Net sales	$962	$2,551	$4,136
Gains on sale of assets and other income	627	493	267
Total	$1,589	$3,044	$4,403
Significant segment expenses
Cost of sales	558	597	706
Purchased commodities	470	2,144	3,497
Other operating and non-operating expense	298	239	143
Depreciation, depletion and amortization	329	326	328
Other segment expenses	151	163	167
Total	$1,806	$3,469	$4,841
Segment losses before other items	$(217)	$(425)	$(438)
Income from equity investments and other	797	449	711
Segment income from continuing operations before taxes	$580	$24	$273
SEGMENT INVESTMENTS AND EXPENDITURES
The following table includes segment-level balance sheet information:

millions	Oil and gas	Chemical	Midstream and marketing	Corporate and eliminations	Total
Year ended December 31, 2024
PP&E Additions	$5,408	$718	$941	$141	$7,208
Investments in unconsolidated entities	$94	$513	$2,552	$—	$3,159
Total Assets	$63,596	$5,122	$13,641	$3,086	$85,445

Year ended December 31, 2023
PP&E Additions	$5,028	$551	$664	$125	$6,368
Investments in unconsolidated entities	$93	$550	$2,581	$—	$3,224
Total Assets	$53,786	$4,682	$13,327	$2,213	$74,008

GEOGRAPHIC AREAS
The following table represents Occidental’s property, plant and equipment, net by geographic area:

	Years Ended December 31,
millions	2024	2023	2022
United States	$62,604	$51,646	$51,706
International
UAE	3,495	3,609	3,663
Oman	2,187	2,156	2,159
Algeria	618	624	350
Qatar	361	393	428
Other International	113	101	78
Total International	6,774	6,883	6,678
Total	$69,378	$58,529	$58,384

OXY 2024 FORM 10-K	111

table of contents	Supplemental Oil and Gas Information (Unaudited)
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

	2024	2023	2022
Average WTI Oil ($/Bbl)	$75.48	$78.22	$93.67
Average Brent Oil ($/Bbl)	$79.65	$82.80	$97.77
Average Henry Hub Natural Gas ($/MMbtu)	$2.13	$2.64	$6.36
Average Mt. Belvieu NGL ($/Bbl)	$33.04	$29.94	$47.81

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

112	OXY 2024 FORM 10-K

table of contents	Supplemental Oil and Gas Information (Unaudited)
OIL RESERVES

MMbbl	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2021	1,466	305	1,771
Revisions of previous estimates	215	(5)	210
Improved recovery	57	9	66
Extensions and discoveries	89	6	95
Purchases of proved reserves	7	—	7
Sales of proved reserves	(10)	—	(10)
Production	(185)	(41)	(226)
Balance as of December 31, 2022	1,639	274	1,913
Revisions of previous estimates	77	91	168
Improved recovery	7	11	18
Extensions and discoveries	59	3	62
Purchases of proved reserves	14	—	14
Sales of proved reserves	(1)	—	(1)
Production	(195)	(39)	(234)
Balance as of December 31, 2023	1,600	340	1,940
Revisions of previous estimates(a)	47	(7)	40
Improved recovery	38	6	44
Extensions and discoveries	132	2	134
Purchases of proved reserves	254	—	254
Sales of proved reserves	(30)	—	(30)
Production	(209)	(38)	(247)
Balance as of December 31, 2024	1,832	303	2,135

PROVED DEVELOPED RESERVES
December 31, 2021	1,140	226	1,366
December 31, 2022	1,208	200	1,408
December 31, 2023	1,140	258	1,398
December 31, 2024	1,243	249	1,492
PROVED UNDEVELOPED RESERVES
December 31, 2021	326	79	405
December 31, 2022	431	74	505
December 31, 2023	460	82	542
December 31, 2024	589	54	643
(a)Revisions of previous estimates in 2024 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 43 MMbbl were related to additions associated with infill development projects, primarily in the Permian Basin (22 MMbbl), the DJ Basin (14 MMbbl), and international assets (4 MMbbl). Further positive revisions were primarily associated with updates based on reservoir performance (55 MMbbl), primarily due to positive performance revisions in GOA (32 MMbbl), the DJ Basin (15 MMbbl), and international assets (7 MMbbl). The positive revisions were partially offset by negative revisions of 48 MMbbl associated with management changes in development plans, mainly in the Permian Basin (19 MMbbl), Oman (18 MMbbl), and GOA (10 MMbbl). Further negative revisions of 13 MMbbl were associated with negative price revisions, mainly in the Permian Basin.

OXY 2024 FORM 10-K	113

table of contents	Supplemental Oil and Gas Information (Unaudited)
NGL RESERVES

MMbbl	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2021	564	202	766
Revisions of previous estimates	126	2	128
Improved recovery	13	—	13
Extensions and discoveries	36	—	36
Purchases of proved reserves	2	—	2
Sales of proved reserves	(4)	—	(4)
Production	(83)	(12)	(95)
Balance as of December 31, 2022	654	192	846
Revisions of previous estimates	183	2	185
Improved recovery	2	—	2
Extensions and discoveries	45	—	45
Purchases of proved reserves	9	—	9
Sales of proved reserves	(1)	—	(1)
Production	(90)	(13)	(103)
Balance as of December 31, 2023	802	181	983
Revisions of previous estimates(a)	68	9	77
Improved recovery	2	—	2
Extensions and discoveries	100	—	100
Purchases of proved reserves	200	—	200
Sales of proved reserves	(10)	—	(10)
Production	(102)	(14)	(116)
Balance as of December 31, 2024	1,060	176	1,236

PROVED DEVELOPED RESERVES
December 31, 2021	433	125	558
December 31, 2022	444	120	564
December 31, 2023	515	124	639
December 31, 2024	709	130	839
PROVED UNDEVELOPED RESERVES
December 31, 2021	131	77	208
December 31, 2022	210	72	282
December 31, 2023	287	57	344
December 31, 2024	351	46	397
(a)Revisions of previous estimates in 2024 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 35 MMbbl were related to additions associated with infill development projects, primarily in the DJ Basin (21 MMbbl) and the Permian Basin (12 MMbbl). Further positive revisions were primarily associated with updates based on reservoir performance (61 MMbbl), primarily due to positive performance revisions in the DJ Basin (31 MMbbl), the Permian Basin (14 MMbbl), and international assets (9 MMbbl). The positive revisions were partially offset by negative revisions of 20 MMbbl associated with management changes in development plans, mainly in the Permian Basin (18 MMbbl). Further negative revisions of 8 MMbbl were associated with negative price revisions, mainly in the Permian Basin.

114	OXY 2024 FORM 10-K

table of contents	Supplemental Oil and Gas Information (Unaudited)
NATURAL GAS RESERVES

Bcf	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2021	3,419	2,431	5,850
Revisions of previous estimates	841	(30)	811
Improved recovery	51	17	68
Extensions and discoveries	244	23	267
Purchases of proved reserves	8	—	8
Sales of proved reserves	(45)	—	(45)
Production	(445)	(164)	(609)
Balance as of December 31, 2022	4,073	2,277	6,350
Revisions of previous estimates	325	(6)	319
Improved recovery	1	17	18
Extensions and discoveries	268	5	273
Purchases of proved reserves	50	—	50
Sales of proved reserves	(2)	—	(2)
Production	(480)	(176)	(656)
Balance as of December 31, 2023	4,235	2,117	6,352
Revisions of previous estimates(a)	215	100	315
Improved recovery	2	6	8
Extensions and discoveries	532	17	549
Purchases of proved reserves	1,016	—	1,016
Sales of proved reserves	(58)	—	(58)
Production	(548)	(191)	(739)
Balance as of December 31, 2024	5,394	2,049	7,443

PROVED DEVELOPED RESERVES
December 31, 2021	2,632	1,705	4,337
December 31, 2022	2,761	1,597	4,358
December 31, 2023	2,770	1,507	4,277
December 31, 2024	3,564	1,593	5,157
PROVED UNDEVELOPED RESERVES
December 31, 2021	787	726	1,513
December 31, 2022	1,312	680	1,992
December 31, 2023	1,465	610	2,075
December 31, 2024	1,830	456	2,286
(a)Revisions of previous estimates in 2024 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 203 Bcf were related to additions associated with infill development projects, primarily in the DJ Basin (120 Bcf), the Permian Basin (63 Bcf), and international assets (17 Bcf). Further positive revisions were primarily associated with updates based on reservoir performance (215 Bcf), primarily due to positive performance revisions in the DJ Basin (210 Bcf), international assets (96 Bcf), the Powder River Basin (32 Bcf), and GOA (31 Bcf) that were partially offset by negative performance revisions in the Permian Basin (154 Bcf). The positive revisions were partially offset by negative revisions of 120 Bcf associated with management changes in development plans, mainly in the Permian Basin (100 Bcf) and international assets (18 Bcf). Further negative revisions of 52 Bcf were associated with negative price revisions, mainly in the Permian Basin.

OXY 2024 FORM 10-K	115

table of contents	Supplemental Oil and Gas Information (Unaudited)
TOTAL RESERVES

MMboe (a)	United States	International	Total
PROVED DEVELOPED AND UNDEVELOPED RESERVES
Balance as of December 31, 2021	2,600	912	3,512
Revisions of previous estimates	481	(7)	474
Improved recovery	78	11	89
Extensions and discoveries	166	10	176
Purchases of proved reserves	10	—	10
Sales of proved reserves	(21)	—	(21)
Production	(342)	(81)	(423)
Balance as of December 31, 2022	2,972	845	3,817
Revisions of previous estimates	314	92	406
Improved recovery	9	14	23
Extensions and discoveries	149	4	153
Purchases of proved reserves	31	—	31
Sales of proved reserves	(2)	—	(2)
Production	(365)	(81)	(446)
Balance as of December 31, 2023	3,108	874	3,982
Revisions of previous estimates (b)	151	19	170
Improved recovery	40	7	47
Extensions and discoveries	321	5	326
Purchases of proved reserves	623	—	623
Sales of proved reserves	(50)	—	(50)
Production	(402)	(84)	(486)
Balance as of December 31, 2024	3,791	821	4,612

PROVED DEVELOPED RESERVES
December 31, 2021	2,012	635	2,647
December 31, 2022	2,112	586	2,698
December 31, 2023	2,117	633	2,750
December 31, 2024	2,546	645	3,191
PROVED UNDEVELOPED RESERVES
December 31, 2021	588	277	865
December 31, 2022	860	259	1,119
December 31, 2023	991	241	1,232
December 31, 2024	1,245	176	1,421
(a)Natural gas volumes have been converted to Boe based on an energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.
(b)Revisions of previous estimates in 2024 included the effects of new infill drilling, price revisions and other updates, including changes in reservoir performance, economic conditions, and development plans. Positive revisions of 112 MMboe were related to additions associated with infill development projects, mainly in the DJ Basin (55 MMboe), the Permian Basin (45 MMboe), and international assets (8 MMboe). Further positive revisions were primarily associated with updates based on reservoir performance (152 MMboe), primarily due to positive performance revisions in the DJ Basin (81 MMboe), GOA (41 MMboe), international assets (32 MMboe), and the Powder River Basin (11 MMboe). The positive revisions were partially offset by negative revisions of 87 MMboe associated with management changes in development plans, mainly in the Permian Basin (53 MMboe), Oman (19 MMboe), and GOA (13 MMboe). Further negative revisions of 29 MMboe were associated with negative price revisions, mainly in the Permian Basin.

116	OXY 2024 FORM 10-K

table of contents	Supplemental Oil and Gas Information (Unaudited)
CAPITALIZED COSTS
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

millions	United States	International	Total
December 31, 2024
Proved properties	$91,017	$17,072	$108,089
Unproved properties	13,626	159	13,785
Total capitalized costs (a)	104,643	17,231	121,874
Proved properties depreciation, depletion and amortization	(45,268)	(13,437)	(58,705)
Unproved properties valuation	(3,598)	—	(3,598)
Total Accumulated depreciation, depletion and amortization	(48,866)	(13,437)	(62,303)
Net capitalized costs	$55,777	$3,794	$59,571

December 31, 2023
Proved properties	$78,188	$16,582	$94,770
Unproved properties	14,298	146	14,444
Total capitalized costs (a)	92,486	16,728	109,214
Proved properties depreciation, depletion and amortization	(42,102)	(12,940)	(55,042)
Unproved properties valuation	(4,233)	—	(4,233)
Total Accumulated depreciation, depletion and amortization	(46,335)	(12,940)	(59,275)
Net capitalized costs	$46,151	$3,788	$49,939

December 31, 2022
Proved properties	$71,314	$15,733	$87,047
Unproved properties	17,251	189	17,440
Total capitalized costs (a)	88,565	15,922	104,487
Proved properties depreciation, depletion and amortization	(36,727)	(12,373)	(49,100)
Unproved properties valuation	(4,781)	(27)	(4,808)
Total Accumulated depreciation, depletion and amortization	(41,508)	(12,400)	(53,908)
Net capitalized costs	$47,057	$3,522	$50,579
(a)Included acquisition costs, development costs, capitalized interest and AROs.

OXY 2024 FORM 10-K	117

table of contents	Supplemental Oil and Gas Information (Unaudited)
COSTS INCURRED
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, were as follows:

millions	United States	International	Total
For the year ended December 31, 2024
Property acquisition costs (a)
Proved properties	$8,963	$8	$8,971
Unproved properties	3,178	—	3,178
Exploration costs	544	180	724
Development costs	4,584	500	5,084
Costs incurred	$17,269	$688	$17,957
For the year ended December 31, 2023
Property acquisition costs (a)
Proved properties	$112	$288	$400
Unproved properties	143	—	143
Exploration costs	743	150	893
Development costs	3,957	543	4,500
Costs incurred	$4,955	$981	$5,936
For the year ended December 31, 2022
Property acquisition costs (a)
Proved properties	$496	$3	$499
Unproved properties	488	—	488
Exploration costs	279	175	454
Development costs	3,083	423	3,506
Costs incurred	$4,346	$601	$4,947
(a)Included $30 million, $120 million and $340 million in property acquisition costs related to non-monetary exchange transactions for the years ended December 31, 2024, 2023 and 2022, respectively.

118	OXY 2024 FORM 10-K

table of contents	Supplemental Oil and Gas Information (Unaudited)
RESULTS OF OPERATIONS
Occidental’s oil and gas producing activities for continuing operations, which exclude items such as asset divestitures, corporate overhead, and interest, were as follows:

millions	United States	International	Total
FOR THE YEAR ENDED DECEMBER 31, 2024
Revenues	$17,974	$3,693	$21,667
Lease operating costs	3,680	1,058	4,738
Transportation costs	1,522	61	1,583
Other operating expenses	1,088	268	1,356
Depreciation, depletion and amortization	6,049	516	6,565
Taxes other than on income	1,004	22	1,026
Exploration expenses	119	156	275
Pretax income before impairments and other charges	4,512	1,612	6,124
Asset impairments and other charges	334	—	334
Pretax income	4,178	1,612	5,790
Income tax expense (a)	885	599	1,484
Results of operations	$3,293	$1,013	$4,306
FOR THE YEAR ENDED DECEMBER 31, 2023
Revenues	$17,494	$3,766	$21,260
Lease operating costs	3,669	1,008	4,677
Transportation costs	1,367	60	1,427
Other operating expenses	1,058	194	1,252
Depreciation, depletion and amortization	5,559	553	6,112
Taxes other than on income	959	117	1,076
Exploration expenses	323	118	441
Pretax income before impairments and other charges	4,559	1,716	6,275
Asset impairments and other charges	209	—	209
Pretax income	4,350	1,716	6,066
Income tax expense (a)	933	746	1,679
Results of operations	$3,417	$970	$4,387
FOR THE YEAR ENDED DECEMBER 31, 2022
Revenues	$22,487	$4,671	$27,158
Lease operating costs	3,050	978	4,028
Transportation costs	1,324	69	1,393
Other operating expenses	981	235	1,216
Depreciation, depletion and amortization	5,608	571	6,179
Taxes other than on income	1,236	299	1,535
Exploration expenses	113	103	216
Pretax income	10,175	2,416	12,591
Income tax expense (a)	2,213	964	3,177
Results of operations	$7,962	$1,452	$9,414
(a)U.S. federal income taxes reflect certain expenses related to oil and gas activities allocated for U.S. income tax purposes. These amounts are computed using the statutory rate in effect during the period.

OXY 2024 FORM 10-K	119

table of contents	Supplemental Oil and Gas Information (Unaudited)
RESULTS PER UNIT OF PRODUCTION FOR CONTINUING OPERATIONS

$/Boe (a)	United States	International	Total
FOR THE YEAR ENDED DECEMBER 31, 2024
Revenues (b)	$44.68	$44.11	$44.59
Lease operating costs	9.15	12.64	9.75
Transportation costs	3.78	0.73	3.26
Other operating expenses	2.70	3.20	2.79
Depreciation, depletion and amortization	15.04	6.16	13.51
Taxes other than on income	2.50	0.26	2.11
Exploration expenses	0.30	1.87	0.57
Pretax income before impairments and other charges	11.21	19.25	12.60
Asset impairments and other charges	0.83	—	0.69
Pretax income	10.38	19.25	11.91
Income tax expense (c)	2.20	7.15	3.05
Results of operations	$8.18	$12.10	$8.86
FOR THE YEAR ENDED DECEMBER 31, 2023
Revenues (b)	$47.91	$46.49	$47.66
Lease operating costs	10.05	12.45	10.48
Transportation costs	3.74	0.74	3.20
Other operating expenses	2.90	2.39	2.81
Depreciation, depletion and amortization	15.22	6.83	13.70
Taxes other than on income	2.63	1.44	2.41
Exploration expenses	0.88	1.47	0.99
Pretax income before impairments and other charges	12.49	21.17	14.07
Asset impairments and other charges	0.57	—	0.47
Pretax income	11.92	21.17	13.60
Income tax expense (c)	2.56	9.21	3.76
Results of operations	$9.36	$11.96	$9.84
FOR THE YEAR ENDED DECEMBER 31, 2022
Revenues (b)	$65.77	$57.67	$64.22
Lease operating costs	8.92	12.07	9.52
Transportation costs	3.87	0.85	3.29
Other operating expenses	2.87	2.90	2.88
Depreciation, depletion and amortization	16.40	7.05	14.61
Taxes other than on income	3.61	3.69	3.63
Exploration expenses	0.33	1.27	0.51
Pretax income before impairments and other charges	29.77	29.84	29.78
Asset impairments and other charges	—	—	—
Pretax income	29.77	29.84	29.78
Income tax expense (c)	6.47	11.90	7.51
Results of operations	$23.30	$17.94	$22.27
(a)Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil.
(b)Revenues are net of royalty payments.
(c)U.S. federal income taxes reflect certain expenses related to oil and gas activities allocated for U.S. income tax purposes. These amounts are computed using the statutory rate in effect during the period.

120	OXY 2024 FORM 10-K

table of contents	Supplemental Oil and Gas Information (Unaudited)
STANDARDIZED MEASURE, INCLUDING YEAR-TO-YEAR CHANGES THEREIN, OF DISCOUNTED FUTURE NET CASH FLOWS
For purposes of the following disclosures, future cash flows were computed by applying to Occidental’s proved oil and gas reserves the unweighted arithmetic average of the first-day-of-the-month price for each month within the years ended December 31, 2024, 2023 and 2022, respectively, unless prices were defined by contractual arrangements, and exclude escalations based upon future conditions. The realized prices used to calculate future cash flows vary by producing area and market conditions. Future operating and capital costs were forecast using the current cost environment applied to expectations of future operating and development activities to develop and produce proved reserves at year end.
Future income tax expenses were computed by applying, generally, year-end statutory tax rates (adjusted for permanent differences, tax credits, allowances and foreign income repatriation considerations) to the estimated net future pre-tax cash flows. The discount was computed by application of a 10% discount factor. The calculations assumed the continuation of existing economic, operating and contractual conditions as of December 31, 2024, 2023 and 2022. Such assumptions, which are required by regulation, have not always proven accurate in the past. Other valid assumptions would give rise to substantially different results.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

millions	United States	International	Total
Balance as of December 31, 2024
Future cash inflows	$159,735	$31,110	$190,845
Future costs
Production costs and other operating	(69,335)	(11,652)	(80,987)
Development costs (a)	(22,149)	(2,507)	(24,656)
Future income tax expense	(9,034)	(3,339)	(12,373)
Future net cash flows	59,217	13,612	72,829
10% discount factor	(24,480)	(5,478)	(29,958)
Standardized measure of discounted future net cash flows	$34,737	$8,134	$42,871
Balance as of December 31, 2023
Future cash inflows	$143,471	$35,020	$178,491
Future costs
Production costs and other operating	(58,864)	(10,921)	(69,785)
Development costs (a)	(19,404)	(3,706)	(23,110)
Future income tax expense	(10,441)	(4,895)	(15,336)
Future net cash flows	54,762	15,498	70,260
10% discount factor	(23,715)	(6,243)	(29,958)
Standardized measure of discounted future net cash flows	$31,047	$9,255	$40,302
Balance as of December 31, 2022
Future cash inflows	$186,942	$34,514	$221,456
Future costs
Production costs and other operating	(68,068)	(9,468)	(77,536)
Development costs (a)	(14,845)	(2,498)	(17,343)
Future income tax expense	(18,633)	(4,984)	(23,617)
Future net cash flows	85,396	17,564	102,960
10% discount factor	(37,340)	(7,468)	(44,808)
Standardized measure of discounted future net cash flows	$48,056	$10,096	$58,152
(a)Included ARO costs.

OXY 2024 FORM 10-K	121

table of contents	Supplemental Oil and Gas Information (Unaudited)
CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES (a)

millions	2024	2023	2022
Balance as of January 1	$40,302	$58,152	$33,824
Sales and transfers of oil and gas produced, net of production costs and other operating expenses	(14,577)	(14,318)	(20,547)
Net change in prices received per barrel, net of production costs and other operating expenses	(4,903)	(23,774)	29,798
Extensions, discoveries and improved recovery, net of future production and development costs	3,949	2,910	5,390
Change in estimated future development costs	(122)	(3,430)	(1,562)
Revisions of quantity estimates	3,574	6,313	10,481
Previously estimated development costs incurred during the period	3,440	2,584	1,813
Accretion of discount	4,052	6,152	3,492
Net change in income taxes	1,581	5,575	(5,961)
Purchases and sales of reserves in place, net	8,050	404	(158)
Changes in production rates and other	(2,475)	(266)	1,582
Net change	2,569	(17,850)	24,328
Balance as of December 31	$42,871	$40,302	$58,152
(a)    Excluded results from discontinued operations.

122	OXY 2024 FORM 10-K

table of contents	Supplemental Oil and Gas Information (Unaudited)
NET PRODUCTIVE AND DRY— EXPLORATORY AND DEVELOPMENT WELLS COMPLETED
The following table sets forth, for each year in the three-year period ended December 31, 2024, Occidental’s net productive and dry exploratory and development wells completed:

	United States	International	Total
2024
Oil
Exploratory	29	5	34
Development	355	34	389
Gas
Exploratory	1	2	3
Development	26	4	30
Dry
Exploratory	1	7	8
Development	—	—	—
2023
Oil
Exploratory	25	13	38
Development	420	63	483
Gas
Exploratory	1	1	2
Development	38	3	41
Dry
Exploratory	5	8	13
Development	7	—	7
2022
Oil
Exploratory	9	10	19
Development	265	32	297
Gas
Exploratory	—	—	—
Development	3	2	5
Dry
Exploratory	—	5	5
Development	1	—	1
PRODUCTIVE OIL AND GAS WELLS
The following table sets forth, as of December 31, 2024, Occidental’s productive oil and gas wells (both producing and capable of production):

	United States		International		Total
	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Oil	19,536	16,747	2,931	1,375	22,467	18,122
Gas	3,144	2,616	162	100	3,306	2,716
Multiple completion wells included above	1,909	1,758	1	1	1,910	1,759
(a)The total number of wells in which interests are owned.
(b)The sum of fractional interests.

OXY 2024 FORM 10-K	123

table of contents	Supplemental Oil and Gas Information (Unaudited)
PARTICIPATION IN WELLS BEING DRILLED OR PENDING COMPLETION
The following table sets forth, as of December 31, 2024, Occidental’s participation in exploratory and development wells being drilled:

	United States	International	Total
Exploratory and development wells being drilled
Gross	153	15	168
Net	114	11	125
Exploratory and development wells pending completion (a)
Gross	143	—	143
Net	86	—	86
(a)Wells suspended or waiting on completion include exploration and development wells where drilling has occurred, but the wells are awaiting the completion of hydraulic fracturing or other completion activities or the resumption of drilling in the future. There were 63 MMboe of PUD reserves primarily assigned to U.S. onshore development wells suspended or waiting on completion as of December 31, 2024. Occidental expects to convert all of these PUD reserves to developed status within five years of their initial disclosure.

As of December 31, 2024, Occidental was participating in 107 and 33 gross pressure-maintenance projects in the United States and internationally, respectively. In the United States, these projects primarily consisted of waterfloods and CO2 floods, and in the Middle East and North Africa, these projects consisted mostly of waterfloods.

OIL AND GAS ACREAGE
The following table sets forth, as of December 31, 2024, Occidental’s holdings of developed and undeveloped oil and gas acreage:

thousands	United States	International	Total
Developed (a)
Gross (b)	5,755	1,271	7,026
Net (c)	3,847	471	4,318
Undeveloped (d)
Gross (b)	1,418	8,373	9,791
Net (c)	906	7,305	8,211
Fee Mineral Ownership (e)
Gross (b)	8,051	—	8,051
Net (c)	4,583	—	4,583
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

124	OXY 2024 FORM 10-K

table of contents	Supplemental Oil and Gas Information (Unaudited)
OIL, NGL AND NATURAL GAS SALES VOLUMES PER DAY
The following tables set forth the sales volumes from ongoing operations of oil, NGL and natural gas per day for each of the three years in the period ended December 31, 2024. The differences between the sales and production volumes per day are negligible and are generally due to the timing of shipments at Occidental’s international locations where product is loaded onto tankers. Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil.

Sales per Day from Ongoing Operations (Mboe/d)	2024	2023	2022
United States
Permian	664	584	513
Rockies & Other Domestic	310	271	277
Gulf of America	125	145	147
Total	1,099	1,000	937
International
Algeria and Other International	33	35	48
Al Hosn Gas	91	82	73
Dolphin	39	39	37
Oman	66	66	64
Total	229	222	222
Total Sales (Mboe/d)	1,328	1,222	1,159

OXY 2024 FORM 10-K	125

table of contents	Supplemental Oil and Gas Information (Unaudited)

Sales per Day by Products from Ongoing Operations	2024	2023	2022
United States
Oil (Mbbl/d)
Permian	370	337	303
Rockies & Other Domestic	96	77	82
Gulf of America	105	120	122
Total	571	534	507
NGL (Mbbl/d)
Permian	163	140	119
Rockies & Other Domestic	106	97	97
Gulf of America	9	11	11
Total	278	248	227
Natural gas (MMcf/d)
Permian	783	644	545
Rockies & Other Domestic	649	584	590
Gulf of America	66	81	81
Total	1,498	1,309	1,216
International
Oil (Mbbl/d)
Algeria and Other International	27	29	42
Al Hosn Gas	15	14	12
Dolphin	6	6	6
Oman	56	57	53
Total	104	106	113
NGL (Mbbl/d)
Algeria and Other International	3	3	4
Al Hosn Gas	27	23	23
Dolphin	8	8	7
Total	38	34	34
Natural gas (MMcf/d)
Algeria and Other International	18	15	12
Al Hosn Gas	293	267	227
Dolphin	150	150	142
Oman	63	57	69
Total	524	489	450
Total Sales from Ongoing Operations (Mboe/d)	1,328	1,222	1,159

126	OXY 2024 FORM 10-K

Schedule II – Valuation and Qualifying Accounts	Occidental Petroleum Corporation and Subsidiaries

		Additions
millions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
2024
Allowance for doubtful accounts	$44	$98	$(1)	$1	$142	(b)
Environmental, litigation, tax and other reserves	$3,793	$869	$142	$(542)	$4,262	(c)

2023
Allowance for doubtful accounts	$904	$(235)	$—	$(625)	$44	(b)
Environmental, litigation, tax and other reserves	$3,712	$328	$50	$(297)	$3,793	(c)

2022
Allowance for doubtful accounts	$867	$37	$—	$—	$904	(b)
Environmental, litigation, tax and other reserves	$3,164	$714	$138	$(304)	$3,712	(c)
(a)Primarily represents payments except for 2023 allowance for doubtful accounts, where Occidental reversed the receivable and allowance related to the Maxus settlement. See Note 13 - Lawsuits, Claims, Commitments and Contingencies
(b)Of these amounts, $58 million, $43 million and $44 million in 2024, 2023, and 2022, respectively, were classified as current.
(c)Of these amounts, $226 million, $215 million and $266 million in 2024, 2023, and 2022, respectively, were classified as current.

Note: The amounts presented represent continuing operations.

OXY 2024 FORM 10-K	127

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
Management has assessed the effectiveness of Occidental’s internal control system as of December 31, 2024, based on the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2024, Occidental’s system of internal control over financial reporting is effective.
Occidental’s independent auditors, KPMG LLP, have issued an audit report on Occidental’s internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

Occidental’s President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental’s evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Occidental’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental’s disclosure controls and procedures were effective as of December 31, 2024.

ITEM 9B.    OTHER INFORMATION

INSIDER TRADING ARRANGEMENTS
During the three months ended December 31, 2024, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

128	OXY 2024 FORM 10-K

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
The list of Occidental’s executive officers and related information under Information About Our Executive Officers set forth in Part I of this 10-K is incorporated by reference herein. The information required by this Item 10 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2024.

ITEM 11.    EXECUTIVE COMPENSATION

The information under the caption “Compensation Discussion and Analysis - Compensation Committee Report” shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933. The information required by this Item 11 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2024.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of Occidental’s stock-based compensation plans for its employees and non-employee directors have been approved by the stockholders. The aggregate number of shares of Occidental common stock authorized for issuance under such plans is approximately 133 million, of which approximately 12.9 million had been reserved for issuance through December 31, 2024. The following is a summary of the securities available for issuance under such plans:

a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	b)	Weighted-average exercise price of outstanding options, warrants and rights	c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
12,902,731(1)		38.07 (2)		32,093,127(3)
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

The information required by this Item 12 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2024.

OXY 2024 FORM 10-K	129

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Occidental’s independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.
The information about its principal accountant, KPMG LLP, Houston, Texas (185) required by this Item 14 is incorporated herein by reference from Occidental’s definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2024.

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

3.(ii)
Amended and Restated By-laws of Occidental Petroleum Corporation as of November 6, 2024 (filed as Exhibit 3.1 to the Current Report on Form 8-K of Occidental filed on November 12, 2024, File No. 1-9210).

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

130	OXY 2024 FORM 10-K

Other instruments defining the rights of holders of other long-term debt of Occidental and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of Occidental and its subsidiaries on a consolidated basis. Occidental agrees to furnish a copy of any such instrument to the Commission upon request.
All of the exhibits numbered 10.1 to 10.25 are management contracts and compensatory plans required to be identified specifically as responsive to Item 601(b)(10)(iii)(A) of Regulation S-K pursuant to Item 15(b) of Form 10-K.
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

10.3
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Award (applicable to annual grants made in 2024) (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2024, File No. 1-9210).

10.4
Occidental Petroleum Corporation Modified Deferred Compensation Plan (Effective December 31, 2006 and Amended and Restated Effective January 1, 2021) (filed as Exhibit 10.2 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2020, File No. 1-9210).

10.5
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

10.9
Amended and Restated Occidental Petroleum Corporation 2015 Long-Term Incentive Plan (filed as Exhibit 4.7 to the Registration Statement on Form S-8 of Occidental filed on June 17, 2020, File No. 333-239236).

10.10
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Common Stock Award For Non-Employee Directors Grant Agreement (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2015, File No. 1-9210).

10.11
Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of December 31, 2021) (filed as Exhibit 10.14 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2021, File No. 1-9210).

10.12
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

10.14
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Cash Return on Capital Employed Incentive Award (applicable to annual grants made in 2024) (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2024, File No. 1-9210).

10.15
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

10.17	Occidental Petroleum Corporation Executive Severance Plan (As Amended and Restated Effective November 6, 2024).
10.18	Occidental Petroleum Corporation Executive Change in Control Severance Plan (As Amended and Restated Effective February 12, 2025).
10.19
Form of Employee Notice, Impact of August 2020 Warrant Distribution on Long-Term Incentive Awards (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended September 30, 2020, File No. 1-9210).

10.20
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

OXY 2024 FORM 10-K	131

10.22
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Restricted Stock Unit Award (applicable to grant to Chief Legal Officer in 2024) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2024, File No. 1-9210).

10.23
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (applicable to annual grants made in 2022 and 2023) (filed as Exhibit 10.26 to the Annual Report on Form 10-K of Occidental for the fiscal year ended December 31, 2022, File No. 1-9210).

10.24
Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Total Shareholder Return Incentive Award (applicable to annual grants made in 2024) (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended March 31, 2024, File No. 1-9210).

10.25	Occidental Petroleum Corporation Retirement Policy (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on February 22, 2023, File No. 1-9210).
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

10.28
Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Occidental Petroleum Corporation, the banks party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K of Occidental filed on February 5, 2024, File No. 1-9210).

10.29
Amendment No. 1, dated as of May 16, 2024, to the Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Occidental Petroleum Corporation, the banks party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Occidental for the quarterly period ended June 30, 2024, File No. 1-9210).

19.1	Occidental Petroleum Insider Trading Policy.
21	List of subsidiaries of Occidental as of December 31, 2024.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Ryder Scott, Independent Petroleum Engineers.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Occidental Petroleum Corporation Clawback Policy (filed as Exhibit 97.1 to the Annual Report of Form 10-K of Occidental for the fiscal year ended December 31, 2023, File No. 1-9210).
99.1
Ryder Scott Company Process Review of the Estimated Future Proved Reserves and Income Attributable to Certain Leasehold and Royalty Interests and Certain Economic Interests Derived Through Production Sharing Contracts as of December 31, 2024.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104
Cover Page Interactive Data File - The cover page from Occidental Petroleum Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL (included as Exhibit 101).

ITEM 16.    FORM 10-K SUMMARY

None.

132	OXY 2024 FORM 10-K

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

	Title	Date

/s/ Vicki Hollub	President, Chief Executive Officer	February 18, 2025
Vicki Hollub	and Director

/s/ Sunil Mathew	Senior Vice President and	February 18, 2025
Sunil Mathew	Chief Financial Officer

/s/ Christopher O. Champion	Vice President, Chief Accounting Officer	February 18, 2025
Christopher O. Champion	and Controller

/s/ Vicky A. Bailey	Director	February 18, 2025
Vicky A. Bailey

/s/ Andrew F. Gould	Director	February 18, 2025
Andrew F. Gould

/s/ Carlos M. Gutierrez	Director	February 18, 2025
Carlos M. Gutierrez

/s/ William R. Klesse	Director	February 18, 2025
William R. Klesse

/s/ Jack B. Moore	Director	February 18, 2025
Jack B. Moore

/s/ Claire O’Neill	Director	February 18, 2025
Claire O’Neill

/s/ Avedick B. Poladian	Director	February 18, 2025
Avedick B. Poladian

/s/ Kenneth B. Robinson	Director	February 18, 2025
Kenneth B. Robinson

/s/ Robert M. Shearer	Director	February 18, 2025
Robert M. Shearer

OXY 2024 FORM 10-K	133