Form 10-Q
period 2025-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2025-05-07
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2025
Common Stock, $0.20 par value	984,132,678

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
BlackRock	BlackRock Inc., which has formed a joint venture with Occidental on the construction of STRATOS
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
CODM	chief operating decision maker
CrownRock	CrownRock, L.P.
CrownRock Acquisition	acquisition of all of the outstanding partnership interests of CrownRock by Occidental
DAC	direct air capture
DASS	Diamond Alkali Superfund Site
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
GOA	Gulf of America
HLBV	Hypothetical Liquidation at Book Value
LIFO	last-in, first-out
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	non-controlling interest
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OECD	Organization for Economic Cooperation and Development
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OxyChem	Occidental Chemical Corporation
RCF	revolving credit facility
ROD	Record of Decision
SEC	U.S. Securities and Exchange Commission
STRATOS	Occidental’s first large-scale DAC facility in Ector County, Texas
VIE	variable interest entity
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2024 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2024

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	March 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,612	$2,132
Trade receivables, net of reserves of $24 in 2025 and $24 in 2024	3,609	3,526
Joint interest receivables	657	720
Inventories	2,139	2,095
Other current assets	699	597
Total current assets	9,716	9,070

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,121	3,159

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	122,880	121,874
Chemical	8,943	8,725
Midstream and marketing	9,477	9,322
Corporate	1,044	1,033
Property, plant and equipment, gross	142,344	140,954
Accumulated depreciation, depletion and amortization	(74,117)	(71,576)
Total property, plant and equipment, net	68,227	69,378

OPERATING LEASE ASSETS	925	937

OTHER LONG-TERM ASSETS	2,978	2,901

TOTAL ASSETS	$84,967	$85,445

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	March 31, 2025	December 31, 2024

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,557	$1,138
Current operating lease liabilities	393	374
Accounts payable	3,779	3,753
Accrued liabilities	3,894	4,256
Total current liabilities	9,623	9,521

LONG-TERM DEBT, NET	24,037	24,978

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,263	5,394
Asset retirement obligations	3,854	4,042
Other liabilities	7,085	7,030
Total deferred credits and other liabilities	16,202	16,466

EQUITY
Preferred stock, at $1.00 per share par value, issued shares: 2025 — 84,897 and 2024 —84,897	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2025 — 1,170,361,105 and 2024 — 1,166,769,167	234	233
Treasury stock: 2025 — 228,311,184 shares and 2024 — 228,311,184 shares	(15,597)	(15,597)
Additional paid-in capital	19,892	19,868
Retained earnings	21,726	21,189
Accumulated other comprehensive income	170	179
Total stockholders' equity	34,712	34,159
Noncontrolling interest	393	321
Total equity	35,105	34,480
TOTAL LIABILITIES AND EQUITY	$84,967	$85,445

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions, except per-share amounts	2025	2024

REVENUES AND OTHER INCOME
Net sales	$6,803	$5,975
Interest, dividends and other income	59	36
Losses on sales of assets and other, net	(19)	(1)
Total	6,843	6,010

COSTS AND OTHER DEDUCTIONS
Oil and gas lease operating expense	1,217	1,161
Transportation and gathering expense	413	353
Chemical and midstream cost of sales	801	828
Selling, general and administrative expense	267	259
Other operating and non-operating expense	392	410
Taxes other than on income	264	235
Depreciation, depletion and amortization	1,917	1,693
Acquisition-related costs	6	12
Exploration expense	55	66
Interest and debt expense, net	318	284
Total	5,650	5,301

Income before income taxes and other items	1,193	709

OTHER ITEMS
Income from equity investments and other	139	301
Total	139	301

Income from continuing operations before income taxes	1,332	1,010
Income tax expense	(387)	(304)
Income from continuing operations	945	706
Discontinued operations, net of taxes	—	182
NET INCOME	945	888
Less: Net income attributable to noncontrolling interest	(9)	—
Less: Preferred stock dividends	(170)	(170)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$766	$718

PER COMMON SHARE
Income from continuing operations—basic	$0.81	$0.60
Discontinued operations—basic	—	0.21
Net income attributable to common stockholders—basic	$0.81	$0.81

Income from continuing operations—diluted	$0.77	$0.56
Discontinued operations—diluted	—	0.19
Net income attributable to common stockholders—diluted	$0.77	$0.75

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2025	2024
Net income	$945	$888
Other comprehensive income (loss) items:
Gains (losses) on derivatives	(3)	9
Pension and postretirement losses	(3)	(4)
Other	(3)	—
Other comprehensive income (loss), net of tax	(9)	5
Comprehensive income	936	893
Less: Comprehensive income attributable to noncontrolling interest	(9)	—
Comprehensive income attributable to preferred and common stockholders	$927	$893

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balance as of December 31, 2023	$8,287	$222	$(15,582)	$17,422	$19,626	$275	$99	$30,349
Net income	—	—	—	—	888	—	—	888
Other comprehensive income, net of tax	—	—	—	—	—	5	—	5
Dividends on common stock, $0.22 per share	—	—	—	—	(197)	—	—	(197)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	—	—	72	—	—	—	72
Issuance of common stock and other, net of cancellations	—	1	—	(38)	—	—	—	(37)
Noncontrolling interest contributions, net	—	—	—	—	—	—	57	57
Balance as of March 31, 2024	$8,287	$223	$(15,582)	$17,456	$20,147	$280	$156	$30,967

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance as of December 31, 2024	$8,287	$233	$(15,597)	$19,868	$21,189	$179	$321	$34,480
Net income	—	—	—	—	936	—	9	945
Other comprehensive loss, net of tax	—	—	—	—	—	(9)	—	(9)
Dividends on common stock, $0.24 per share	—	—	—	—	(229)	—	—	(229)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	—	—	3	—	—	—	3
Issuance of common stock and other, net of cancellations	—	1	—	21	—	—	—	22
Noncontrolling interest contributions, net	—	—	—	—	—	—	63	63
Balance as of March 31, 2025	$8,287	$234	$(15,597)	$19,892	$21,726	$170	$393	$35,105
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$945	$888
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	—	(182)
Depreciation, depletion and amortization of assets	1,917	1,693
Deferred income tax benefit	(129)	(91)
Other noncash charges to income	267	138
Changes in operating assets and liabilities:
Increase in trade receivables	(85)	(76)
Increase in inventories	(49)	(110)
(Increase) decrease in other current assets	(52)	6
Decrease in accounts payable and accrued liabilities	(686)	(454)
Increase in current domestic and foreign income taxes	20	195
Net cash provided by operating activities	2,148	2,007

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,908)	(1,783)
Change in capital accrual	5	51
Purchases of assets, businesses and equity investments, net	(52)	(142)
Proceeds from sales of assets and equity investments, net	1,306	98
Equity investments and other, net	(82)	(34)
Net cash used by investing activities	(731)	(1,810)

CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt, net	(518)	—
Proceeds from issuance of common stock	25	88
Cash dividends paid on common and preferred stock	(380)	(332)
Contributions from noncontrolling interest	63	57
Other financing, net	(122)	(141)
Net cash used by financing activities	(932)	(328)

Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	485	(131)
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,157	1,464
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$2,642	$1,333

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
Occidental conducts its operations through various subsidiaries and affiliates. Occidental has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting, and has condensed or omitted, as permitted by the rules and regulations of the SEC, certain information and disclosures normally included in Consolidated Financial Statements and the notes thereto. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2024 Form 10-K.
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the three months ended March 31, 2025 and 2024 and Occidental’s financial position as of March 31, 2025 and December 31, 2024. The income and cash flows for the periods ended March 31, 2025 and 2024 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of March 31, 2025 and 2024:

millions	2025	2024
Cash and cash equivalents	$2,612	$1,272
Restricted cash and restricted cash equivalents included in other current assets	15	44
Restricted cash and restricted cash equivalents included in other long-term assets	15	17
Cash, cash equivalents, restricted cash and restricted cash equivalents	$2,642	$1,333

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid and interest paid during the three months ended March 31, 2025 and 2024, respectively:

millions	2025	2024
Income tax payments	$490	$152
Interest paid (a)	$474	$395
(a)    Net of capitalized interest of $54 million and $33 million for the three months ended March 31, 2025 and 2024, respectively.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES." As of March 31, 2025, Occidental owned all of the 2.3% non-voting general partner interest, 43.5% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of March 31, 2025, Occidental's combined share of net income from WES and its subsidiaries was 45.9%.

NON-CONTROLLING INTEREST
Occidental and BlackRock formed a joint venture for the continued development of the first commercial scale direct air capture facility. The joint venture is a VIE and Occidental consolidates the VIE as it is the primary beneficiary. BlackRock’s investment is accounted for as an NCI. Each party has committed to make additional investments towards the completion of the direct air capture facility, with BlackRock committed to invest up to $550 million. In addition, Occidental has entered into agreements with the joint venture related to project management, operations and maintenance and carbon removal offtake. Occidental may incur additional payments if certain construction and operational thresholds are not met.
Occidental may call the NCI on June 30, 2035 or earlier if the plant does not achieve commercial operations or ceases and permanently discontinues operations. Dividends from the joint venture will be distributed preferentially to the NCI up to a return threshold, then preferentially to Occidental thereafter. The NCI receives preferential distributions in liquidation.
Because distributions from the joint venture will not be consistent over time, or with the initial investments or ownership interest, Occidental has determined that the appropriate methodology for attributing income and loss from the joint venture is the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the NCI in the consolidated statements of operations reflect changes in the amounts the NCI would hypothetically receive at each balance sheet date if the joint venture was liquidated. As of March 31, 2025, the VIE’s assets were comprised of $837 million construction in progress. Noncontrolling interest as of March 31, 2025 was $393 million.

NOTE 2 - REVENUE
Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of March 31, 2025, trade receivables, net of $3.6 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
millions	2025	2024

Revenue from customers	$6,911	$6,731
All other revenues (a)	(108)	(756)
Net sales	$6,803	$5,975
(a)    Includes other net revenues from the midstream and marketing segment and chemical segment.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended March 31, 2025
Oil and gas
Oil	$3,830	$675	$—	$4,505
NGL	578	96	—	674
Gas	381	84	—	465
Other	38	1	—	39
Segment total	$4,827	$856	$—	$5,683
Chemical	$1,114	$73	$—	$1,187
Midstream and marketing	$174	$138	$—	$312
Eliminations	$—	$—	$(271)	$(271)
Consolidated	$6,115	$1,067	$(271)	$6,911

millions	United States	International	Eliminations	Total

Three months ended March 31, 2024
Oil and gas
Oil	$3,349	$772	$—	$4,121
NGL	416	99	—	515
Gas	187	87	—	274
Other	5	—	—	5
Segment total	$3,957	$958	$—	$4,915
Chemical	$1,115	$70	$—	$1,185
Midstream and marketing	$760	$96	$—	$856
Eliminations	$—	$—	$(225)	$(225)
Consolidated	$5,832	$1,124	$(225)	$6,731

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. As of March 31, 2025 and December 31, 2024, inventories consisted of the following:

millions	March 31, 2025	December 31, 2024

Raw materials	$110	$113
Materials and supplies	1,274	1,279
Commodity inventory and finished goods	848	796
	2,232	2,188
Revaluation to LIFO	(93)	(93)
Total	$2,139	$2,095

NOTE 4 - LONG-TERM DEBT

As of March 31, 2025 and December 31, 2024, Occidental’s debt consisted of the following:

millions	March 31, 2025	December 31, 2024
5.500% senior notes due 2025	$—	$465
5.875% senior notes due 2025	536	536
5.550% senior notes due 2026	870	870
3.200% senior notes due 2026	182	182
3.400% senior notes due 2026	284	284
Two-year term loan due 2026 (6.039% and 6.249% as of March 31, 2025 and December 31, 2024, respectively)	2,650	2,700
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
5.000% senior notes due 2027	600	600
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
5.200% senior notes due 2029	1,200	1,200
Variable rate bonds due 2030 (4.890% and 5.710% as of March 31, 2025 and December 31, 2024, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
5.375% senior notes due 2032	1,000	1,000
5.550% senior notes due 2034	1,200	1,200
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
0.000% loan due 2039 (CAD denominated)	17	18
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
(continued on next page)

millions (continued)	March 31, 2025	December 31, 2024
4.100% senior notes due 2047	258	258
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
6.050% senior notes due 2054	1,000	1,000
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$23,875	$24,391

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	March 31, 2025	December 31, 2024
Total borrowings at face value	$23,875	$24,391
Adjustments to book value:
Unamortized premium, net	1,012	1,037
Debt issuance costs	(100)	(105)
Net book value of debt	$24,787	$25,323
Long-term finance leases	658	658
Current finance leases	149	135
Total debt and finance leases	$25,594	$26,116
Less: current finance leases	(149)	(135)
Less: current maturities of long-term debt	(1,408)	(1,003)
Long-term debt, net	$24,037	$24,978
DEBT ACTIVITY
In the three months ended March 31, 2025, Occidental used cash on hand and proceeds from asset sales to redeem $465 million of senior notes due 2025 and repaid $50 million of the two-year term loan due 2026.
Subsequent to March 31, 2025, but before the date of this filing, Occidental used proceeds from asset sales and the warrant exercise to pay all remaining current maturities of $1.4 billion and long-term maturities of $350 million, leaving principal debt outstanding of $22.1 billion.
FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of March 31, 2025 and December 31, 2024, the majority of which was classified as Level 1, was $23.6 billion and $24.0 billion, respectively.

NOTE 5 - ACQUISITIONS AND DIVESTITURES

CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock, L.P. for total consideration of $12.4 billion. The CrownRock Acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. For the three months ended March 31, 2025, there were no material changes to the allocation presented in the 2024 Form 10-K. As of March 31, 2025, Occidental has substantially completed the allocation of the consideration; however, Occidental continues to finalize customary purchase price adjustments, which are not expected to be material.

The following summarizes the unaudited pro forma condensed financial information of Occidental as if the CrownRock Acquisition had occurred on January 1, 2024:

Three months ended March 31, 2024
millions, except per-share amounts

Revenues	$6,587
Net income attributable to common stockholders	$798
Net income attributable to common stockholders per share—basic	$0.87
Net income attributable to common stockholders per share—diluted	$0.81

DIVESTITURES
During the first quarter of 2025, Occidental sold non-core proved and unproved royalty and mineral interests in the DJ Basin for approximately $900 million and certain non-core Permian Basin assets for approximately $400 million. The difference in the assets' net book value and adjusted purchase price was treated as a normal retirement, and as a result no gain or loss was recognized.

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
Occidental may elect normal purchases and normal sales exclusions when physically delivered commodities are purchased from a vendor or sold to a customer. Occidental occasionally applies cash flow hedge accounting treatment to derivative financial instruments to lock in margins on the forecasted sales of its natural gas storage volumes. The value of cash flow hedges was insignificant for all periods presented. As of March 31, 2025, Occidental’s marketing derivatives are not designated as hedges.

MARKETING DERIVATIVES
Occidental's marketing derivative instruments are short-duration physical and financial forward contracts. As of March 31, 2025, the weighted-average settlement price of these forward contracts was $71.54 per barrel and $2.90 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $71.07 per barrel and $3.50 per Mcf for crude oil and natural gas, respectively, as of December 31, 2024. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	March 31, 2025	December 31, 2024
Oil commodity contracts
Volume (MMbbl)	(62)	(34)
Natural gas commodity contracts
Volume (Bcf)	(237)	(130)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
March 31, 2025
Marketing Derivatives
Other current assets	$755	$111	$—	$(828)	$38
Other long-term assets	—	1	—	—	1
Accrued liabilities	(803)	(94)	—	827	(70)
Deferred credits and other liabilities - other	—	(1)	—	1	—

December 31, 2024
Marketing Derivatives
Other current assets	$455	$92	$—	$(512)	$35
Other long-term assets	—	1	—	(1)	—
Accrued liabilities	(451)	(90)	—	512	(29)
Deferred credits and other liabilities - other	—	(2)	—	1	(1)

(a)These amounts do not include collateral. Occidental netted $48 million of collateral deposited with brokers against derivative liabilities as of March 31, 2025. As of December 31, 2024, Occidental netted $12 million of collateral received from brokers against derivative assets and $9 million collateral deposited with brokers against derivative liabilities.

GAINS AND LOSSES ON DERIVATIVES
The following table presents losses related to Occidental's derivative instruments and the location on the Consolidated Condensed Statements of Operations.

millions	Three months ended March 31,
Income Statement Classification	2025	2024

Marketing Derivatives (included in Net sales)	$(107)	$(238)

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

NOTE 7 - INCOME TAXES

The following table summarizes components of income tax benefit (expense):

	Three months ended March 31,
millions	2025	2024
Income before income taxes	$1,332	$1,010
Current
Federal	(366)	(243)
State and Local	(19)	(12)
Foreign	(131)	(140)
Total current tax expense	$(516)	$(395)
Deferred
Federal	143	81
State and Local	5	2
Foreign	(19)	8
Total deferred tax benefit	$129	$91
Total income tax expense	$(387)	$(304)
Income from continuing operations	$945	$706
Worldwide effective tax rate	29%	30%

The worldwide effective tax rates for the periods presented in the table above were primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%.

INFLATION REDUCTION ACT AND PILLAR TWO
In August 2022, Congress passed the IRA that contains, among other provisions, certain tax incentives related to climate change and clean energy. Since the enactment of the IRA, the U.S. Department of the Treasury has released a substantial amount of regulatory and sub-regulatory guidance. However, much of this guidance remains unfinalized, and significant questions persist regarding its application. In January 2025, the Trump Administration issued an executive order that pauses the disbursement of funds appropriated under the IRA. The ultimate impact of the IRA on Occidental’s businesses depends on several factors, including statutory interpretations in the final regulatory guidance pending issuance and potential changes to IRA incentives in future tax legislation.
The OECD Pillar Two initiative proposes to apply a 15% global minimum tax on multinational entities, applied on a jurisdiction-by-jurisdiction basis. Several countries, including European Union member states, Canada, and Oman, have enacted or are in the process of enacting legislation aligned with all, or portions of, Pillar Two. Occidental continues to monitor and assess the impact of new OECD Pillar Two administrative guidance and Pillar Two compliant legislation proposed and/or enacted in the jurisdictions in which the Company operates. Based on developments to date, Occidental does not anticipate any significant impact on the Company's results of operations or cash flows from the enactment of Pillar Two legislation.

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

ENVIRONMENTAL REMEDIATION
As of March 31, 2025, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 157 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of March 31, 2025. The current portion of $150 million is included in accrued liabilities and the remainder of $1.8 billion is included in other liabilities.
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	32	$1,371
Third-Party Sites	62	196
Currently Operated Sites	12	86
Closed or Non-Operated Sites	51	248
Total	157	$1,901

As of March 31, 2025, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 17 of the 157 sites described above, and 87 of the sites had liabilities from $0 to $1 million each.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 157 environmental sites in the table above could be up to $1.9 billion. The status of Occidental's involvement with the sites and related significant assumptions have not changed materially since December 31, 2024.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four OUs for evaluating, selecting and implementing remediation under CERCLA. OxyChem’s current activities in each OU are summarized below, many of which are performed on OxyChem’s behalf by Glenn Springs Holdings, Inc.
OU1 – OxyChem currently performs maintenance and monitoring for the interim remedy of OU1 pursuant to a 1990 Consent Decree. In January 2025, the EPA issued a ROD for the final remedy of OU1 that provides for optimized containment for which it estimated a cost of $16 million.
OU2 – The Lower 8.3 Miles of the Lower Passaic River: In March 2016, the EPA issued a ROD specifying remedial actions required for OU2. During the third quarter of 2016, OxyChem and the EPA entered into an AOC to complete the design of the remedy selected in the ROD. In May 2024, the EPA approved OxyChem's remedial design for OU2. In June 2024, the EPA notified OxyChem that the work required by the AOC has been fully performed in accordance with its terms. The EPA has estimated the cost to remediate OU2 to be approximately $1.4 billion.
OU3 – Newark Bay Study Area, including Newark Bay and portions of the Hackensack River, Arthur Kill, and Kill van Kull: A remedial investigation and feasibility study of OU3 was launched pursuant to a 2004 AOC which was amended in 2010. OxyChem is currently performing feasibility study activities in OU3.
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

OTHER INFORMATION
For the DASS, OxyChem has accrued a reserve relating to its estimated allocable share of remediation costs that it believes are probable and reasonably estimable. The reserve includes the cost to perform: the maintenance and monitoring required in the OU1 Consent Decree and the remedial investigation and feasibility study required in OU3 (Newark Bay); and a substantial portion of the estimated costs to design and implement the remedies selected in the OU2 ROD and AOC and the OU4 ROD and OU4 Unilateral Administrative Order based upon a December 2024 order of the U.S. District Court for the District of New Jersey approving the proposed settlement and Amended Consent Decree the EPA entered into with 82 potentially responsible parties.
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
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue contingency reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Contingency reserves for matters, other than for tax matters discussed below and environmental matters discussed in Note 8 – Environmental Liabilities and Expenditures, that satisfy these criteria as of March 31, 2025 were not material to Occidental’s Consolidated Condensed Balance Sheets.
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
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. If the payment is ultimately determined not to be deductible, Occidental would be required to repay the tentative refund received, plus other cash benefits received related to the $5.2 billion deduction, plus interest, which as of March 31, 2025 totaled approximately $2.1 billion. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of March 31, 2025, Occidental would be required to repay approximately $1.4 billion in federal and state taxes and accrued interest of $805 million. A liability for the taxes and interest is included in other liabilities.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of March 31, 2025, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended March 31,
millions except per-share amounts	2025	2024
Income from continuing operations	$945	$706
Discontinued operations, net of taxes (a)	—	182
Net income	$945	$888
Less: Income attributable to noncontrolling interest	(9)	—
Less: Preferred stock dividends	(170)	(170)
Net income attributable to common stock	$766	$718
Less: Net income allocated to participating securities	(5)	(4)
Net income, net of participating securities	$761	$714
Weighted-average number of basic shares	941.3	884.1
Basic income per common share	$0.81	$0.81
Net income attributable to common stock	$766	$718
Less: Net income allocated to participating securities	(5)	(4)
Net income, net of participating securities	$761	$714
Weighted-average number of basic shares	941.3	884.1
Dilutive securities	41.6	64.5
Dilutive effect of potentially dilutive securities	982.9	948.6
Diluted income per common share	$0.77	$0.75
(a) The Andes Arbitration was settled in 2024 and resulted in a gain of $182 million, net of taxes, in discontinued operations.

For the three months ended March 31, 2025, warrants for 83.9 million shares of Occidental common stock were excluded from diluted shares as their effect would have been anti-dilutive. For the three months ended March 31, 2024, there were no Occidental common stock warrants nor options that were excluded from diluted shares.
The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2025:

Period	Exercise of Warrants (a)	Other (b)	Common Stock Outstanding
December 31, 2024			938,457,983
First Quarter 2025	123,673	3,468,265	942,049,921
Total	123,673	3,468,265	942,049,921
(a)    $2 million of cash was received in the first three months of 2025 from the exercise of common stock warrants.
(b)    Consists of issuances under the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.

As of March 31, 2025, Occidental had 73.9 million outstanding warrants with a strike of $22.00 per share and 83.9 million of Berkshire warrants with a strike of $59.62 per share.
On March 3, 2025, Occidental announced an offer to exercise its outstanding publicly traded warrants, each exercisable at $22.00, at a temporarily reduced price of $21.30 per share with an expiration date of March 31, 2025. In April 2025, Occidental issued 41.9 million shares of stock in return for proceeds of approximately $890 million. The incremental fair value of the warrants related to the change in exercise price will be recognized as an equity issuance cost in the second quarter of 2025. The proceeds from the warrant exercise were used to repay near-term debt maturities (See Note 4 - Long Term Debt).

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
Occidental’s President and CEO is the CODM and is ultimately responsible for allocating resources and assessing the performance of each operating segment. For all three reporting segments the CODM utilizes segment income (loss) from continuing operations before income taxes to measure performance, as well as allocate resources (including financial or capital resources) for each segment, predominantly in the annual budget and forecasting process.
The following table reconciles segment income from continuing operations before taxes to net income attributable to common shares:

	Three months ended
millions	March 31, 2025	March 31, 2024
Segment income from continuing operations before taxes
Oil and gas segment	$1,697	$1,238
Chemical segment	185	254
Midstream and marketing segment	(77)	(33)
Corporate and eliminations	(155)	(165)
Interest and debt expense, net	(318)	(284)
Income from continuing operations before income taxes	$1,332	$1,010
Income tax expense	(387)	(304)
Income from continuing operations	$945	$706
Discontinued operations, net of tax	—	182
Net income	$945	$888
Less: Net income attributable to noncontrolling interest	(9)	—
Less: Preferred stock dividends	(170)	(170)
Net income attributable to common stockholders	$766	$718
The following tables include a summary of significant revenue and expense line items for each segment. Items within “Significant segment expenses” align with the significant segment-level information that is regularly provided to the CODM as required by the adoption of ASU 2023-07 in the fourth quarter of 2024. Intersegment expenses are included within the amounts shown.

OIL AND GAS SEGMENT

	Three months ended
millions	March 31, 2025	March 31, 2024
Revenues and other income
Net sales	$5,683	$4,915
Gains (losses) on sale of assets and other, net	(6)	3
Total	$5,677	$4,918
Significant segment expenses
Oil and gas lease operating expense	1,217	1,161
Transportation and gathering expense	407	348
Other operating and non-operating expense	244	274
Taxes other than on income	260	232
Depreciation, depletion and amortization	1,702	1,497
Other segment expenses (a)	150	154
Total	$3,980	$3,666
Segment income before other items	$1,697	$1,252
Losses from equity investments and other	—	(14)
Segment income from continuing operations before taxes	$1,697	$1,238
(a) Other segment expenses include selling, general and administrative expense and exploration expense.

CHEMICAL SEGMENT

	Three months ended
millions	March 31, 2025	March 31, 2024
Revenues and other income
Net sales	$1,188	$1,186
Gains on sale of assets and other income, net	12	5
Total	$1,200	$1,191
Significant segment expenses
Cost of sales	870	820
Depreciation, depletion and amortization	94	87
Other segment expenses (a)	76	54
Total	$1,040	$961
Segment income before other items	$160	$230
Income from equity investments and other	25	24
Segment income from continuing operations before taxes	$185	$254
(a) Other segment expenses include other operating and non-operating expense and selling, general and administrative expense.

MIDSTREAM AND MARKETING SEGMENT

	Three months ended
millions	March 31, 2025	March 31, 2024
Revenues and other income
Net sales	$203	$99
Gains on sale of assets and other income, net	26	27
Total	$229	$126
Significant segment expenses
Cost of sales	213	251
Other operating and non-operating expense	85	88
Depreciation, depletion and amortization	87	84
Other segment expenses (a)	35	27
Total	$420	$450
Segment losses before other items	$(191)	$(324)
Income from equity investments and other	114	291
Segment losses from continuing operations before taxes	$(77)	$(33)
(a) Other segment expenses include transportation expense, taxes other than on income, and selling, general and administrative expense.

SEGMENT INVESTMENTS AND EXPENDITURES
The following table includes segment-level balance sheet information:

millions	Oil and gas	Chemical	Midstream and marketing	Corporate and eliminations	Total
March 31, 2025
PP&E Additions	$1,568	$224	$152	$18	$1,962
Investments in unconsolidated entities	$115	$505	$2,501	$—	$3,121
Total Assets	$61,768	$5,431	$14,110	$3,658	$84,967

March 31, 2024
PP&E Additions	$1,494	$87	$207	$28	$1,816
Investments in unconsolidated entities	$92	$547	$2,761	$—	$3,400
Total Assets	$53,744	$4,798	$13,628	$2,107	$74,277

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the Consolidated Condensed Financial Statements and the notes to the Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of Occidental's 2024 Form 10-K; and the information set forth in Risk Factors under Part I, Item 1A of the 2024 Form 10-K.

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including through rulemaking or guidance. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; government actions (including the effects of announced or future tariff increases and other geopolitical, trade, tariff, fiscal and regulatory uncertainties), war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections or projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; health, safety and environmental (HSE) risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low-carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; changes in government grant or loan programs; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the scope and duration of global or regional health pandemics or epidemics, and actions taken by government authorities and other third parties in connection therewith; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates, deductions, incentives or credits; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2024 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s operations, financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the three months ended March 31, 2025 was $71.42, compared to $70.27 for the three months ended December 31, 2024 and $76.96 for the three months ended March 31, 2024.
Changes in oil prices could result in adjustments to capital investment levels and allocation, which impact production volumes. Oil prices may remain volatile due to geopolitical risks, the evolving macro-economic environment's impact on energy demand, future actions by OPEC and other oil producing countries, and recent tariff actions.
In April 2025, President Trump announced a sweeping tariff policy that imposes a 10% baseline tariff on the majority of imports, with significantly higher reciprocal rates for certain nations. The most significant reciprocal rates have been paused for 90 days as negotiations of trade agreements are currently in progress.
Given the ongoing negotiations, Occidental is not able to assess the impact of any final trade agreements or implemented tariffs on its businesses. However, the implementation of these tariffs could have several implications for Occidental's business operations and financial performance as tariffs may be levied on the Company's suppliers which in turn may increase costs. In addition, OxyChem imports and exports certain products which could be subject to tariffs. Occidental is monitoring the ongoing trade developments with the Company's supply chain team to assess the impact of any applicable tariffs.

STRATEGIC PRIORITIES
Occidental is focused on delivering a unique shareholder value proposition with its portfolio of oil and gas, chemical and midstream and marketing assets as well as its ongoing development of carbon management and storage solutions and GHG emissions reduction efforts. Occidental conducts its operations with a priority on technical expertise, HSE, sustainability and social responsibility. In order to maximize shareholder returns, Occidental will:

■Maintain production base to preserve asset base integrity and longevity;
■Deliver a sustainable and growing dividend;
■Prioritize excess cash flow and proceeds from asset divestitures for deleveraging until principal debt is below $15 billion;
■Enhance its asset base with investments in its cash-generative oil and gas and chemical businesses; and
■Advance technologies and decarbonization solutions to develop sustainable low-carbon businesses.

DEBT
As of March 31, 2025, Occidental’s long-term debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and storage activities; and environmental remediation matters.
In the three months ended March 31, 2025, Occidental used cash on hand and proceeds from asset sales to redeem $465 million of senior notes due 2025 and repaid $50 million of the two-year term loan due 2026. Subsequent to March 31, 2025, but before the date of this filing, Occidental used proceeds from asset sales and the warrant exercise to pay all remaining current maturities of $1.4 billion and long-term maturities of $350 million, leaving principal debt outstanding of $22.1 billion. For information on Occidental's debt activity, see Note 4 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
As of March 31, 2025, approximately 89% of Occidental's outstanding debt was fixed rate.

WARRANT EXERCISE
On March 3, 2025, Occidental announced an offer to exercise its outstanding publicly traded warrants at a temporarily reduced price of $21.30 per share with an expiration date of March 31, 2025. In April 2025, Occidental issued 41.9 million shares of stock in return for proceeds of approximately $890 million. The incremental fair value of the warrants related to the change in exercise price will be recognized as an equity issuance cost in the second quarter of 2025. The proceeds from the warrant exercise were used to repay near-term debt maturities. See Note 4 - Long Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

	Three months ended
millions	March 31, 2025	December 31, 2024	March 31, 2024
Net income
Oil and gas (a)	$1,697	$1,172	$1,238
Chemical (a)	185	270	254
Midstream and marketing (a)	(77)	(134)	(33)
Total	1,805	1,308	1,459
Unallocated Corporate Items (a)
Interest expense, net	(318)	(327)	(284)
Income tax (expense) benefit	(387)	49	(304)
Corporate and other items, net	(155)	(1,150)	(165)
Income (loss) from continuing operations	$945	$(120)	$706
Discontinued operations, net of taxes	—	—	182
Net income (loss)	$945	$(120)	$888
Less: Net income attributable to noncontrolling interest	(9)	(7)	—
Less: Preferred stock dividends	(170)	(170)	(170)
Net income (loss) attributable to common stockholders	$766	$(297)	$718
Net income (loss) per share attributable to common stockholders - diluted	$0.77	$(0.32)	$0.75
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended
millions	March 31, 2025	December 31, 2024	March 31, 2024
Oil and gas
Losses on sales of assets and other, net	$—	$(13)	$—
Asset impairments	—	(334)	—
Legal settlements	—	—	(44)
Total oil and gas	—	(347)	(44)

Chemical
Legal settlements	(30)	(10)	(6)
Total chemical	(30)	(10)	(6)

Midstream and marketing
Gains on sales of assets and other, net (a)	—	—	122
Derivative losses, net (b)	(84)	(88)	(91)
Total midstream and marketing	(84)	(88)	31

Corporate
Acquisition-related costs and others (c)	(6)	(9)	(56)
Gains on sales of assets and other, net	—	48	—
Passaic environmental reserve	—	(925)	—
Environmental receivable valuation allowance adjustment	—	(84)	—
Total corporate	(6)	(970)	(56)

State tax rate revaluation	—	10	—
Income tax impact on items affecting comparability	26	316	7
Loss	(94)	(1,089)	(68)
Discontinued operations, net of taxes	—	—	182
Total	$(94)	$(1,089)	$114
(a)    Included amounts from gains (losses) on sales of assets and other, net and income from equity investments and other in the Consolidated Condensed Statement of Operations.
(b)    Included amounts from income from equity investments and other in the Consolidated Condensed Statement of Operations.
(c)    The three months ended March 31, 2024 included $44 million of financing costs related to the CrownRock Acquisition. The remaining amounts for each period are related to CrownRock transaction costs.

Q1 2025 compared to Q4 2024
Excluding the impact of items affecting comparability, net income for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, increased, driven by higher domestic prices across all products in the oil and gas segment, partially offset by lower sales volumes in the oil and gas segment and lower realized caustic soda and polyvinyl chloride prices along with higher ethylene and natural gas costs in the chemical segment.

Q1 2025 compared to Q1 2024
Excluding the impact of items affecting comparability, net income for the three months ended March 31, 2025, compared to the same period in 2024, increased, driven by higher sales volumes and higher domestic gas and NGL prices in the oil and gas segment, partially offset by lower oil prices in the oil and gas segment and higher ethylene and natural gas prices in the chemical segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

Q1 2025 compared to Q4 2024
Net sales of $6.8 billion for the three months ended March 31, 2025 remained consistent, compared to $6.8 billion for the three months ended December 31, 2024, as the effect of higher commodity prices was offset by lower sales volumes across all products in the oil and gas segment.
Income tax expense increased to $387 million for the three months ended March 31, 2025, compared to a tax benefit of $49 million primarily resulting from the Passaic environmental reserve adjustment for the three months ended December 31, 2024.

Q1 2025 compared to Q1 2024
Net sales of $6.8 billion increased for the three months ended March 31, 2025, compared to $6.0 billion for the same period in 2024, primarily due to higher volumes across all products and higher domestic natural gas prices, partially offset by lower oil prices in the oil and gas segment.
Depreciation, depletion and amortization of $1.9 billion increased for the three months ended March 31, 2025, compared to $1.7 billion for the same period in 2024, primarily related to increased sales volumes in the Permian Basin from the CrownRock Acquisition.

SEGMENT RESULTS OF OPERATIONS
SEGMENT RESULTS OF OPERATIONS
Occidental’s principal businesses consist of three reporting segments: oil and gas, chemical and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The chemical segment is operated by our subsidiary OxyChem, which mainly manufactures and markets basic chemicals and vinyls. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil (which includes condensate), NGL, natural gas, CO2 and power. It also optimizes its transportation and storage capacity and invests in entities that conduct similar activities such as WES.
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

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended
	March 31, 2025	December 31, 2024	March 31, 2024
Sales Volumes per Day
Oil (Mbbl)
United States	601	634	487
International	104	102	109
NGL (Mbbl)
United States	273	310	242
International	39	39	38
Natural Gas (MMcf)
United States	1,756	1,732	1,284
International	488	534	511
Total Sales Volumes (Mboe) (a)	1,391	1,463	1,175
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended
	March 31, 2025	December 31, 2024	March 31, 2024
Average Realized Prices
Oil ($/Bbl)
United States	$70.80	$69.27	$75.54
International	$72.59	$72.55	$78.29
Total Worldwide	$71.07	$69.73	$76.04
NGL ($/Bbl)
United States	$25.67	$21.14	$21.17
International	$27.85	$27.11	$28.33
Total Worldwide	$25.94	$21.80	$22.14
Natural Gas ($/Mcf)
United States	$2.42	$1.26	$1.61
International	$1.90	$1.88	$1.87
Total Worldwide	$2.30	$1.41	$1.68

Average Index Prices
WTI oil ($/Bbl)	$71.42	$70.27	$76.96
Brent oil ($/Bbl)	$74.89	$73.97	$81.83
NYMEX gas ($/Mcf)	$3.62	$2.66	$2.35

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	100%	99%	99%
Worldwide oil as a percentage of average Brent	95%	94%	93%
Worldwide NGL as a percentage of average WTI	36%	31%	29%
Domestic natural gas as a percentage of average NYMEX	67%	47%	68%

Q1 2025 compared to Q4 2024
Oil and gas segment earnings were $1.7 billion for the three months ended March 31, 2025, compared with segment earnings of $1.2 billion for the three months ended December 31, 2024. Excluding the impact of items affecting comparability, oil and gas segment earnings increased due to higher domestic prices across all products and higher other revenues, partially offset by lower sales volumes.
Average daily sales volumes decreased for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, primarily due to ethane rejection in the Rockies and delays due to weather and third-party facility disruptions in the Permian and maintenance in GOA.

Q1 2025 compared to Q1 2024
Oil and gas segment earnings were $1.7 billion for the three months ended March 31, 2025, compared to $1.2 billion for the three months ended March 31, 2024. Excluding the impact of items affecting comparability, oil and gas segment earnings increased primarily due to higher domestic sales volumes and natural gas and NGL prices, partially offset by lower domestic crude oil prices and higher depreciation expense from the CrownRock Acquisition.
Average daily sales volumes increased for the three months ended March 31, 2025, compared to the same period in 2024, mainly due to the CrownRock Acquisition.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three months ended December 31, 2024 (b)	Price Realizations	Net Sales Volumes	Three months ended March 31, 2025 (b)
United States Revenue
Oil	$4,040	$82	$(292)	$3,830
NGL	551	111	(84)	578
Natural gas	200	182	(1)	381
Total	$4,791	$375	$(377)	$4,789
International Revenue
Oil (a)	$681	$1	$(7)	$675
NGL	97	—	(1)	96
Natural gas	92	2	(10)	84
Total	$870	$3	$(18)	$855

		Increase (Decrease) Related to
millions	Three months ended March 31, 2024 (b)	Price Realizations	Net Sales Volumes	Three months ended March 31, 2025 (b)
United States Revenue
Oil	$3,349	$(273)	$754	$3,830
NGL	416	133	29	578
Natural gas	187	141	53	381
Total	$3,952	$1	$836	$4,789
International Revenue
Oil (a)	$772	$(49)	$(48)	$675
NGL	99	(1)	(2)	96
Natural gas	87	—	(3)	84
Total	$958	$(50)	$(53)	$855
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT

Q1 2025 compared to Q4 2024
Chemical segment earnings for the three months ended March 31, 2025 were $185 million, compared to $270 million for the three months ended December 31, 2024. Excluding items affecting comparability, the decrease was due primarily to lower realized caustic soda and polyvinyl chloride prices along with higher ethylene and natural gas costs.

Q1 2025 compared to Q1 2024
Chemical segment earnings for the three months ended March 31, 2025 were $185 million, compared to $254 million for the three months ended March 31, 2024. Excluding items affecting comparability, the decrease in first quarter results reflected lower prices across most product lines except caustic soda and higher ethylene and natural gas costs.

MIDSTREAM AND MARKETING SEGMENT

Q1 2025 compared to Q4 2024
Midstream and marketing segment losses for the three months ended March 31, 2025 were $77 million, compared to segment losses of $134 million for the three months ended December 31, 2024. Excluding the impact of items affecting comparability, midstream and marketing first quarter results increased due to higher crude margins related to the timing impact of crude sales and higher sulfur prices at Al Hosn.

Q1 2025 compared to Q1 2024
Midstream and marketing segment losses for the three months ended March 31, 2025 were $77 million, compared to segment losses of $33 million for the three months ended March 31, 2024. Excluding the impact of items affecting comparability, the increase in midstream and marketing first quarter results reflected higher gas margins from transportation capacity optimization in the Permian and higher sulfur prices at Al Hosn, partially offset by lower margins related to the timing impact of crude sales.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended
millions, except percentages	March 31, 2025	December 31, 2024	March 31, 2024
Income (loss) before income taxes	$1,332	$(169)	$1,010
Income tax (expense) benefit
Domestic - federal and state	(237)	111	(172)
International	(150)	(62)	(132)
Total income tax (expense) benefit	(387)	49	(304)
Income (loss) from continuing operations	$945	$(120)	$706
Worldwide effective tax rate	29%	29%	30%

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of March 31, 2025, Occidental's sources of liquidity included $2.6 billion of cash and cash equivalents, $4.15 billion of borrowing capacity under its RCF, and $600 million of available borrowing capacity on its receivables securitization facility. In February 2024, Occidental entered into a Third Amended and Restated Credit Agreement for the RCF extending the maturity date to June 30, 2028, and in May 2024, Occidental amended the RCF to increase its borrowing capacity by an additional $150 million to $4.15 billion. In July 2024, Occidental amended and extended the maturity date of its existing receivables securitization facility to July 30, 2027, maintaining $600 million of available borrowing capacity. There were no borrowings outstanding on Occidental's RCF or receivables securitization facility as of March 31, 2025.

Operating Cash Flows
Operating cash flow from continuing operations was $2.1 billion for the three months ended March 31, 2025, compared to $2.0 billion for the three months ended March 31, 2024. The increase in operating cash flow from continuing operations, compared to the same period in 2024, was primarily due to higher sales volumes, including volumes from the CrownRock Acquisition and GOA, offset primarily by higher use of working capital due to timing of federal tax payments and other current payables.

Investing Cash Flows
Occidental’s net cash used by investing activities was $0.7 billion for the three months ended March 31, 2025, compared to $1.8 billion for the three months ended March 31, 2024. Investing activities included $1.3 billion in divestitures of non-core oil and gas assets. See Note 5 - Acquisitions and Divestitures in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
Capital expenditures, of which the majority were for the oil and gas segment, were $1.9 billion for the three months ended March 31, 2025, compared to $1.8 billion for the three months ended March 31, 2024.

Financing Cash Flows
Occidental’s net cash used by financing activities was $0.9 billion for the three months ended March 31, 2025, which included payments of long-term debt of $0.5 billion and payments of common and preferred dividends of $0.4 billion. See Note 4 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cash used in financing activities for the three months ended March 31, 2024 was $0.3 billion, which was primarily related to cash dividends.
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
As of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. As of the date of this filing, Occidental has no debt maturities due in 2025, $2.9 billion in 2026, $1.5 billion in 2027 and $17.7 billion thereafter. Occidental currently expects its cash on hand, operating cash flows and funds available from the RCF and other committed facilities to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of March 31, 2025, Occidental had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2024 Form 10-K.

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
See Note 8 - Environmental Liabilities and Expenditures in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and the Environmental Liabilities and Expenditures section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K for additional information regarding Occidental’s environmental liabilities and expenditures.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Occidental accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Occidental has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 8 - Environmental Liabilities and Expenditures and Note 9 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2025, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2024 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of March 31, 2025.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party and potential monetary sanctions are involved. For information regarding legal proceedings, see Note 9 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of Occidental’s 2024 Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

OCCIDENTAL PETROLEUM CORPORATION

May 7, 2025	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller