Form 10-Q
period 2025-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2025-08-06
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2025
Common Stock, $0.20 par value	984,439,742

ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
BlackRock	BlackRock Inc.
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
CODM	chief operating decision maker
CrownRock	CrownRock, L.P.
CrownRock Acquisition	acquisition of all of the outstanding partnership interests of CrownRock by Occidental
DAC	direct air capture
DASS	Diamond Alkali Superfund Site
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
GOA	Gulf of America
HLBV	Hypothetical Liquidation at Book Value
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRA	Inflation Reduction Act
LIFO	last-in, first-out
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	non-controlling interest
NGL	natural gas liquids
NPL	National Priorities List
OBBB	One Big Beautiful Bill Act
Occidental	Occidental Petroleum Corporation, a Delaware corporation and one or more entities in which it owns a controlling interest (subsidiaries)
OECD	Organization for Economic Cooperation and Development
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OxyChem	Occidental Chemical Corporation
PVC	polyvinyl chloride
RCF	revolving credit facility
ROD	Record of Decision
SEC	U.S. Securities and Exchange Commission
STRATOS	Occidental’s first large-scale DAC facility in Ector County, Texas
VIE	variable interest entity
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2024 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2024

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	June 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,326	$2,132
Trade receivables, net of reserves of $24 in 2025 and $24 in 2024	3,469	3,526
Joint interest receivables	638	720
Inventories	1,874	2,095
Other current assets	670	597
Total current assets	8,977	9,070

INVESTMENTS IN UNCONSOLIDATED ENTITIES	2,944	3,159

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	124,112	121,874
Chemical	9,227	8,725
Midstream and marketing	9,668	9,322
Corporate	1,045	1,033
Property, plant and equipment, gross	144,052	140,954
Accumulated depreciation, depletion and amortization	(75,778)	(71,576)
Total property, plant and equipment, net	68,274	69,378

OPERATING LEASE ASSETS	1,189	937

OTHER LONG-TERM ASSETS	2,976	2,901

TOTAL ASSETS	$84,360	$85,445

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	June 30, 2025	December 31, 2024

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$433	$1,138
Current operating lease liabilities	399	374
Accounts payable	3,823	3,753
Accrued liabilities	3,909	4,256
Total current liabilities	8,564	9,521

LONG-TERM DEBT, NET	23,342	24,978

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,245	5,394
Asset retirement obligations	3,825	4,042
Other liabilities	7,208	7,030
Total deferred credits and other liabilities	16,278	16,466

EQUITY
Preferred stock, at $1.00 per share par value, issued shares: 2025 — 84,897 and 2024 —84,897	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2025 — 1,212,727,349 and 2024 — 1,166,769,167	243	233
Treasury stock: 2025 — 228,311,184 shares and 2024 — 228,311,184 shares	(15,597)	(15,597)
Additional paid-in capital	20,849	19,868
Retained earnings	21,776	21,189
Accumulated other comprehensive income	164	179
Total stockholders' equity	35,722	34,159
Noncontrolling interest	454	321
Total equity	36,176	34,480
TOTAL LIABILITIES AND EQUITY	$84,360	$85,445

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions, except per-share amounts	2025	2024	2025	2024

REVENUES AND OTHER INCOME
Net sales	$6,414	$6,817	$13,217	$12,792
Interest, dividends and other income	44	34	103	70
Gains (losses) on sales of assets and other, net	(2)	28	(21)	27
Total	6,456	6,879	13,299	12,889

COSTS AND OTHER DEDUCTIONS
Oil and gas lease operating expense	1,135	1,179	2,352	2,340
Transportation and gathering expense	409	405	822	758
Chemical and midstream cost of sales	847	910	1,648	1,738
Selling, general and administrative expense	284	259	551	518
Other operating and non-operating expense	497	344	889	754
Taxes other than on income	269	265	533	500
Depreciation, depletion and amortization	1,936	1,775	3,853	3,468
Acquisition-related costs	6	14	12	26
Exploration expense	83	83	138	149
Interest and debt expense, net	276	252	594	536
Total	5,742	5,486	11,392	10,787

Income before income taxes and other items	714	1,393	1,907	2,102

OTHER ITEMS
Income from equity investments and other	24	242	163	543
Total	24	242	163	543

Income from continuing operations before income taxes	738	1,635	2,070	2,645
Income tax expense	(270)	(465)	(657)	(769)
Income from continuing operations	468	1,170	1,413	1,876
Discontinued operations, net of taxes	—	—	—	182
NET INCOME	468	1,170	1,413	2,058
Less: Net income attributable to noncontrolling interest	(10)	(8)	(19)	(8)
Less: Preferred stock dividends	(170)	(170)	(340)	(340)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$288	$992	$1,054	$1,710

PER COMMON SHARE
Income from continuing operations—basic	$0.27	$1.10	$1.06	$1.71
Discontinued operations—basic	—	—	—	0.20
Net income attributable to common stockholders—basic	$0.27	$1.10	$1.06	$1.91

Income from continuing operations—diluted	$0.26	$1.03	$1.03	$1.59
Discontinued operations—diluted	—	—	—	0.19
Net income attributable to common stockholders—diluted	$0.26	$1.03	$1.03	$1.78

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions	2025	2024	2025	2024
Net income	$468	$1,170	$1,413	$2,058
Other comprehensive income (loss) items:
Gains (losses) on derivatives	(8)	(7)	(11)	2
Pension and postretirement losses	(2)	(8)	(5)	(12)
Other	4	(1)	1	(1)
Other comprehensive loss, net of tax	(6)	(16)	(15)	(11)
Comprehensive income	462	1,154	1,398	2,047
Less: Comprehensive income attributable to noncontrolling interest	(10)	(8)	(19)	(8)
Comprehensive income attributable to preferred and common stockholders	$452	$1,146	$1,379	$2,039

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of March 31, 2024	$8,287	$223	$(15,582)	$17,456	$20,147	$280	$156	$30,967
Net income	—	—	—	—	1,162	—	8	1,170
Other comprehensive loss, net of tax	—	—	—	—	—	(16)	—	(16)
Dividends on common stock, $0.22 per share	—	—	—	—	(201)	—	—	(201)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	4	—	411	—	—	—	415
Issuance of common stock and other, net of cancellations	—	—	—	61	—	—	—	61
Purchase of treasury stock	—	—	(9)	—	—	—	—	(9)
Noncontrolling interest contributions, net	—	—	—	—	—	—	42	42
Balance as of June 30, 2024	$8,287	$227	$(15,591)	$17,928	$20,938	$264	$206	$32,259

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of March 31, 2025	$8,287	$234	$(15,597)	$19,892	$21,726	$170	$393	$35,105
Net income	—	—	—	—	458	—	10	468
Other comprehensive loss, net of tax	—	—	—	—	—	(6)	—	(6)
Dividends on common stock, $0.24 per share	—	—	—	—	(238)	—	—	(238)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	9	—	884	—	—	—	893
Issuance of common stock and other, net of cancellations	—	—	—	73	—	—	—	73
Noncontrolling interest contributions, net	—	—	—	—	—	—	51	51
Balance as of June 30, 2025	$8,287	$243	$(15,597)	$20,849	$21,776	$164	$454	$36,176
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	$8,287	$222	$(15,582)	$17,422	$19,626	$275	$99	$30,349
Net income	—	—	—	—	2,050	—	8	2,058
Other comprehensive loss, net of tax	—	—	—	—	—	(11)	—	(11)
Dividends on common stock, $0.44 per share	—	—	—	—	(398)	—	—	(398)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(340)	—	—	(340)
Shareholder warrants exercised	—	4	—	483	—	—	—	487
Issuance of common stock and other, net of cancellations	—	1	—	23	—	—	—	24
Purchases of treasury stock	—	—	(9)	—	—	—	—	(9)
Noncontrolling interest contributions	—	—	—	—	—	—	99	99
Balance as of June 30, 2024	$8,287	$227	$(15,591)	$17,928	$20,938	$264	$206	$32,259

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	$8,287	$233	$(15,597)	$19,868	$21,189	$179	$321	$34,480
Net income	—	—	—	—	1,394	—	19	1,413
Other comprehensive loss, net of tax	—	—	—	—	—	(15)	—	(15)
Dividends on common stock, $0.48 per share	—	—	—	—	(467)	—	—	(467)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(340)	—	—	(340)
Shareholder warrants exercised	—	9	—	887	—	—	—	896
Issuance of common stock and other, net of cancellations	—	1	—	94	—	—	—	95
Noncontrolling interest contributions, net	—	—	—	—	—	—	114	114
Balance as of June 30, 2025	$8,287	$243	$(15,597)	$20,849	$21,776	$164	$454	$36,176
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Six months ended June 30,
millions	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,413	$2,058
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	—	(182)
Depreciation, depletion and amortization of assets	3,853	3,468
Deferred income tax benefit	(146)	(135)
Loss (gain) on sales of assets and other, net	21	(27)
Other noncash charges to income	502	308
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	55	(702)
(Increase) decrease in inventories	243	(787)
Decrease in other current assets	27	146
Increase (decrease) in accounts payable and accrued liabilities	(622)	47
Increase (decrease) in current domestic and foreign income taxes	(238)	207
Net cash provided by operating activities	5,108	4,401

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,906)	(3,554)
Change in capital accrual	(7)	(24)
Purchases of assets, businesses and equity investments, net	(108)	(187)
Proceeds from sales of assets, net	1,450	148
Equity investments and other, net	(159)	(64)
Net cash used by investing activities	(2,730)	(3,681)

CASH FLOW FROM FINANCING ACTIVITIES
Payments of long-term debt, net	(2,280)	—
Proceeds from issuance of common stock	931	504
Purchases of treasury stock	—	(9)
Cash dividends paid on common and preferred stock	(778)	(698)
Contributions from noncontrolling interest	114	99
Other financing, net	(162)	(185)
Net cash used by financing activities	(2,175)	(289)

Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	203	431
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,157	1,464
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$2,360	$1,895

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the six months ended June 30, 2025 and 2024 and Occidental’s financial position as of June 30, 2025 and December 31, 2024. The income and cash flows for the periods ended June 30, 2025 and 2024 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of June 30, 2025 and 2024:

millions	2025	2024
Cash and cash equivalents	$2,326	$1,845
Restricted cash and restricted cash equivalents included in other current assets	16	35
Restricted cash and restricted cash equivalents included in other long-term assets	18	15
Cash, cash equivalents, restricted cash and restricted cash equivalents	$2,360	$1,895

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid and interest paid during the six months ended June 30, 2025 and 2024, respectively:

millions	2025	2024
Income tax payments	$1,021	$601
Income tax refunds received	$5	$—
Interest paid (a)	$654	$483
(a)    Net of capitalized interest of $115 million and $67 million for the six months ended June 30, 2025 and 2024, respectively.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES." As of June 30, 2025, Occidental owned all of the 2.3% non-voting general partner interest, 43.5% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of June 30, 2025, Occidental's combined share of net income from WES and its subsidiaries was 45.9%.

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
Because distributions from the joint venture will not be consistent over time, or with the initial investments or ownership interest, Occidental has determined that the appropriate methodology for attributing income and loss from the joint venture is the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the NCI in the consolidated statements of operations reflect changes in the amounts the NCI would hypothetically receive at each balance sheet date if the joint venture was liquidated. As of June 30, 2025, the VIE’s assets were comprised of $1.0 billion construction in progress. Noncontrolling interest as of June 30, 2025 was $454 million.

NOTE 2 - REVENUE
Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of June 30, 2025, trade receivables, net of $3.5 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
millions	2025	2024	2025	2024

Revenue from customers	$6,318	$6,802	$13,229	$13,533
All other revenues (a)	96	15	(12)	(741)
Net sales	$6,414	$6,817	$13,217	$12,792
(a)    Includes other net revenues from the midstream and marketing segment and chemical segment.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended June 30, 2025
Oil and gas
Oil	$3,456	$690	$—	$4,146
NGL	457	86	—	543
Gas	205	88	—	293
Other	26	1	—	27
Segment total	$4,144	$865	$—	$5,009
Chemical	$1,152	$74	$—	$1,226
Midstream and marketing	$170	$161	$—	$331
Eliminations	$—	$—	$(248)	$(248)
Consolidated	$5,466	$1,100	$(248)	$6,318

millions	United States	International	Eliminations	Total

Three months ended June 30, 2024
Oil and gas
Oil	$4,011	$761	$—	$4,772
NGL	403	97	—	500
Gas	67	91	—	158
Other	39	—	—	39
Segment total	$4,520	$949	$—	$5,469
Chemical	$1,203	$70	$—	$1,273
Midstream and marketing	$172	$96	$—	$268
Eliminations	$—	$—	$(208)	$(208)
Consolidated	$5,895	$1,115	$(208)	$6,802

millions	United States	International	Eliminations	Total

Six months ended June 30, 2025
Oil and gas
Oil	$7,286	$1,365	$—	$8,651
NGL	1,035	182	—	1,217
Gas	586	172	—	758
Other	64	2	—	66
Segment total	$8,971	$1,721	$—	$10,692
Chemical	$2,266	$147	$—	$2,413
Midstream and marketing	$344	$299	$—	$643
Eliminations	$—	$—	$(519)	$(519)
Consolidated	$11,581	$2,167	$(519)	$13,229

millions	United States	International	Eliminations	Total

Six months ended June 30, 2024
Oil and gas
Oil	$7,360	$1,533	$—	$8,893
NGL	819	196	—	1,015
Gas	254	178	—	432
Other	44	—	—	44
Segment total	$8,477	$1,907	$—	$10,384
Chemical	$2,318	$140	$—	$2,458
Midstream and marketing	$932	$192	$—	$1,124
Eliminations	$—	$—	$(433)	$(433)
Consolidated	$11,727	$2,239	$(433)	$13,533

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. As of June 30, 2025 and December 31, 2024, inventories consisted of the following:

millions	June 30, 2025	December 31, 2024

Raw materials	$107	$113
Materials and supplies	1,314	1,279
Commodity inventory and finished goods	546	796
	1,967	2,188
Revaluation to LIFO	(93)	(93)
Total	$1,874	$2,095

NOTE 4 - LONG-TERM DEBT

As of June 30, 2025 and December 31, 2024, Occidental’s debt consisted of the following:

millions	June 30, 2025	December 31, 2024
5.500% senior notes due 2025	$—	$465
5.875% senior notes due 2025	—	536
5.550% senior notes due 2026	—	870
3.400% senior notes due 2026	284	284
Two-year term loan due 2026 (6.036% and 6.249% as of June 30, 2025 and December 31, 2024, respectively)	2,300	2,700
3.200% senior notes due 2026	182	182
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
5.000% senior notes due 2027	600	600
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
5.200% senior notes due 2029	1,200	1,200
Variable rate bonds due 2030 (3.950% and 5.710% as of June 30, 2025 and December 31, 2024, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
5.375% senior notes due 2032	1,000	1,000
5.550% senior notes due 2034	1,200	1,200
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
0.000% loan due 2039 (CAD denominated)	17	18
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
(continued on next page)

millions (continued)	June 30, 2025	December 31, 2024
4.100% senior notes due 2047	258	258
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
6.050% senior notes due 2054	1,000	1,000
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$22,119	$24,391

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	June 30, 2025	December 31, 2024
Total borrowings at face value	$22,119	$24,391
Adjustments to book value:
Unamortized premium, net	972	1,037
Debt issuance costs	(95)	(105)
Net book value of debt	$22,996	$25,323
Long-term finance leases	631	658
Current finance leases	148	135
Total debt and finance leases	$23,775	$26,116
Less: current finance leases	(148)	(135)
Less: current maturities of long-term debt	(285)	(1,003)
Long-term debt, net	$23,342	$24,978
DEBT ACTIVITY
In the six months ended June 30, 2025, Occidental used cash on hand, proceeds from asset sales and warrant exercises to repay all of the $1.0 billion senior notes due 2025 and $870 million of senior notes due 2026 and $400 million of the two-year term loan due 2026.
Subsequent to June 30, 2025, but before the date of this filing, Occidental used cash from a combination of sources to repay an additional $700 million of the two-year term loan due 2026, reducing principal debt outstanding to $21.4 billion.
FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of June 30, 2025 and December 31, 2024, the majority of which was classified as Level 1, was $21.8 billion and $24.0 billion, respectively.

NOTE 5 - ACQUISITIONS AND DIVESTITURES

CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock for total consideration of $12.4 billion. The CrownRock Acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. As of June 30, 2025, there were no material changes to the allocation presented in the 2024 Form 10-K and Occidental has finalized the purchase price allocation of the consideration.

The following summarizes the unaudited pro forma condensed financial information of Occidental as if the CrownRock Acquisition had occurred on January 1, 2024:

	Three months ended June 30, 2024	Six months ended June 30, 2024
millions, except per-share amounts

Revenues	$7,470	$14,057
Net income attributable to common stockholders	$1,176	$1,974
Net income attributable to common stockholders per share—basic	$1.27	$2.14
Net income attributable to common stockholders per share—diluted	$1.18	$2.00

DIVESTITURES
In the six months ended June 30, 2025, and through the date of this filing, Occidental sold non-core proved and unproved U.S. onshore oil and gas working interests for a total of approximately $730 million. In addition, in the first quarter of 2025, Occidental sold non-operated proved and unproved royalty and mineral interests in the DJ Basin for approximately $900 million. The difference in the assets' net book value and adjusted purchase price was treated as a normal retirement, and as a result no gain or loss was recognized.
In July 2025, Occidental entered into an agreement to sell certain gas gathering assets in the Permian Basin for approximately $580 million. The agreement is subject to customary closing conditions and the receipt of regulatory approval, including the expiration or termination of the waiting period (and any extensions thereof) under the HSR Act.

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

MARKETING DERIVATIVES
Occidental's marketing derivative instruments are short-duration physical and financial forward contracts. As of June 30, 2025, the weighted-average settlement price of these forward contracts was $65.38 per barrel and $2.45 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $71.07 per barrel and $3.50 per Mcf for crude oil and natural gas, respectively, as of December 31, 2024. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	June 30, 2025	December 31, 2024
Oil commodity contracts
Volume (MMbbl)	(54)	(34)
Natural gas commodity contracts
Volume (Bcf)	(182)	(130)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
June 30, 2025
Marketing Derivatives
Other current assets	$1,214	$94	$—	$(1,238)	$70
Other long-term assets	10	—	—	(5)	5
Accrued liabilities	(1,200)	(58)	—	1,238	(20)
Deferred credits and other liabilities - other	(5)	(2)	—	5	(2)

December 31, 2024
Marketing Derivatives
Other current assets	$455	$92	$—	$(512)	$35
Other long-term assets	—	1	—	(1)	—
Accrued liabilities	(451)	(90)	—	512	(29)
Deferred credits and other liabilities - other	—	(2)	—	1	(1)

(a)These amounts do not include collateral. Occidental netted $11 million of collateral received from brokers against derivative assets as of June 30, 2025. As of December 31, 2024, Occidental netted $12 million of collateral received from brokers against derivative assets and $9 million collateral deposited with brokers against derivative liabilities.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and losses related to Occidental's derivative instruments and the location on the Consolidated Condensed Statements of Operations.

millions	Three months ended June 30,		Six months ended June 30,
Income Statement Classification	2025	2024	2025	2024

Marketing derivatives (included in net sales)	$97	$(58)	$(10)	$(296)

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

NOTE 7 - INCOME TAXES

The following table summarizes components of income tax benefit (expense):

	Three months ended June 30,		Six months ended June 30,
millions	2025	2024	2025	2024
Income before income taxes	$738	$1,635	$2,070	$2,645
Current
Federal	(99)	(303)	(465)	(546)
State and Local	(10)	(12)	(29)	(24)
Foreign	(178)	(194)	(309)	(334)
Total current tax expense	$(287)	$(509)	$(803)	$(904)
Deferred
Federal	45	42	188	123
State and Local	(1)	(1)	4	1
Foreign	(27)	3	(46)	11
Total deferred tax benefit	$17	$44	$146	$135
Total income tax expense	$(270)	$(465)	$(657)	$(769)
Income from continuing operations	$468	$1,170	$1,413	$1,876
Worldwide effective tax rate	37%	28%	32%	29%

The worldwide effective tax rates for the periods presented in the table above were primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%.

RECENT TAX LEGISLATION
The OBBB was enacted on July 4, 2025, and introduces provisions expected to benefit Occidental including accelerated depreciation for newly acquired and constructed assets, favorable adjustments to interest expense limitation, immediate deduction of research and development costs, and increased tax credit values for qualified CO2 projects. In accordance with ASC 740, the financial statement impact of the OBBB will be recognized beginning in the third quarter of 2025. These provisions are expected to significantly reduce Occidental's 2025 cash tax liability.
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

NOTE 8 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Occidental and its subsidiaries and their respective operations are subject to stringent federal, regional, state, provincial, tribal, local and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including CERCLA and similar federal, regional, state, provincial, tribal, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at Third-Party, Currently Operated, and Closed or Non-Operated Sites, in addition to NPL Sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; clean-up measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs.

ENVIRONMENTAL REMEDIATION
As of June 30, 2025, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 155 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of June 30, 2025. The current portion of $150 million is included in accrued liabilities and the remainder of $1.7 billion is included in other liabilities.
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	32	$1,380
Third-Party Sites	61	188
Currently Operated Sites	11	85
Closed or Non-Operated Sites	51	241
Total	155	$1,894

As of June 30, 2025, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 15 of the 155 sites described above, and 86 of the sites had liabilities from $0 to $1 million each. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 30% of the year-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
Occidental believes its range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 155 environmental sites in the table above could be up to $1.9 billion. The status of Occidental's involvement with the sites and related significant assumptions have not changed materially since December 31, 2024.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four OUs for evaluating, selecting and implementing remediation under CERCLA. OxyChem’s current activities in each OU are summarized below, many of which are performed on OxyChem’s behalf by Glenn Springs Holdings, Inc.
OU1 – 80 and 120 Lister Avenue in Newark, New Jersey: OxyChem currently performs maintenance and monitoring for the interim remedy of OU1 pursuant to a 1990 Consent Decree for which OxyChem inherited legal responsibility. In January 2025, the EPA issued a ROD for the final remedy of OU1 that provides for optimized containment for which it estimated a cost of $16 million.
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

OTHER INFORMATION
For the DASS, OxyChem has accrued a reserve relating to its estimated allocable share of remediation costs that it believes are probable and reasonably estimable. The reserve includes the cost to perform the maintenance and monitoring required in the OU1 Consent Decree and the remedial investigation and feasibility study required in OU3 (Newark Bay); and a substantial portion of the estimated costs to design and implement the remedies selected in the OU2 ROD and AOC and the OU4 ROD and OU4 Unilateral Administrative Order based upon a December 2024 order of the U.S. District Court for the District of New Jersey approving the proposed settlement and Amended Consent Decree the EPA entered into with 82 potentially responsible parties.
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

NOTE 9 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
Occidental or certain of its subsidiaries are involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. Occidental or certain of its subsidiaries also are involved in proceedings under CERCLA and similar federal, regional, state, provincial, tribal, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs. Usually Occidental or such subsidiaries are among many companies in these environmental proceedings and have to date been successful in sharing remediation costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or divested assets with respect to which a third party or Occidental or its subsidiary retains liability or indemnifies the other party for conditions that existed prior to the transaction.
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue contingency reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Contingency reserves for matters, other than for tax matters discussed below and environmental matters discussed in Note 8 – Environmental Liabilities and Expenditures, that satisfy these criteria as of June 30, 2025 were not material to Occidental’s Consolidated Condensed Balance Sheets.
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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko’s refund claim. Anadarko disagreed and, in November 2018, filed a petition with the U.S. Tax Court to dispute the disallowance. Trial was held in May 2023. The parties filed post-trial briefs throughout 2023 and 2024. Closing arguments were held in May 2024. The Tax Court may issue an opinion at any time. If the Tax Court opines that all or a portion of the original $5.2 billion deduction is not deductible, a computation phase will commence where the parties will compute the tax amount to be included in the Tax Court’s decision. Once the parties submit their computation, the Tax Court will formally enter the decision reflecting the computed tax amount. To pursue an appeal of the Tax Court’s decision, any tax due as a result of the Tax Court’s decision must be fully bonded or paid within 90 days of the decision’s entry. If Anadarko does not pursue an appeal, the IRS will assess any resulting tax deficiency, including interest, and issue a notice demanding payment thereof.
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. If the payment is ultimately determined not to be deductible, Occidental would be required to repay the tentative refund received, plus other cash benefits received related to the $5.2 billion deduction, plus interest, which as of June 30, 2025 totaled approximately $2.2 billion. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of June 30, 2025, Occidental would be required to repay approximately $1.4 billion in federal and state taxes and accrued interest of $851 million. A liability for the taxes and interest is included in other liabilities.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of June 30, 2025, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
millions except per-share amounts	2025	2024	2025	2024
Income from continuing operations	$468	$1,170	$1,413	$1,876
Discontinued operations, net of taxes (a)	—	—	—	182
Net income	$468	$1,170	$1,413	$2,058
Less: Income attributable to noncontrolling interest	(10)	(8)	(19)	(8)
Less: Preferred stock dividends	(170)	(170)	(340)	(340)
Net income attributable to common stock	$288	$992	$1,054	$1,710
Less: Incremental fair value for warrants inducement	(25)	—	(25)	—
Less: Net income allocated to participating securities	(2)	(7)	(7)	(10)
Net income, net of participating securities	$261	$985	$1,022	$1,700
Weighted-average number of basic shares	985.1	893.8	963.5	889.2
Basic income per common share	$0.27	$1.10	$1.06	$1.91
Net income attributable to common stock	$288	$992	$1,054	$1,710
Less: Incremental fair value for warrants inducement	(25)	—	(25)	—
Less: Net income allocated to participating securities	(2)	(7)	(7)	(10)
Net income, net of participating securities	$261	$985	$1,022	$1,700
Weighted-average number of basic shares	985.1	893.8	963.5	889.2
Dilutive securities	25.3	65.1	33.5	64.9
Dilutive effect of potentially dilutive securities	1,010.4	958.9	997.0	954.1
Diluted income per common share	$0.26	$1.03	$1.03	$1.78
(a) In 2024, an arbitration was settled related to discontinued operations in Ecuador which resulted in a gain of $182 million, net of taxes.

For the three months ended June 30, 2025, options and warrants for 84.2 million shares were excluded from diluted shares as their effect would have been anti-dilutive. For the six months ended June 30, 2025, warrants for 83.9 million shares were excluded from diluted shares as their effect would have been anti-dilutive. For the three and six months ended June 30, 2024, there were no Occidental common stock warrants nor options that were excluded from diluted shares.
The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2025:

Period	Exercise of Warrants (a)	Other (b)	Common Stock Outstanding
December 31, 2024			938,457,983
First Quarter 2025	123,673	3,468,265	942,049,921
Second Quarter 2025	41,926,088	440,156	984,416,165
Total	42,049,761	3,908,421	984,416,165
(a) $896 million of cash was received in the first six months of 2025 from the exercise of common stock warrants.
(b) Consists of issuances under the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.

As of June 30, 2025, Occidental had 32.0 million outstanding warrants with a strike of $22.00 per share and 83.9 million of Berkshire warrants with a strike of $59.59 per share.

On March 3, 2025, Occidental announced an offer to exercise its outstanding publicly traded warrants, each exercisable at $22.00, at a temporarily reduced price of $21.30 per share with an expiration date of March 31, 2025. In April 2025, Occidental issued 41.9 million shares of stock in return for proceeds of approximately $890 million. The incremental fair value of the warrants related to the change in exercise price was recognized as an equity issuance cost. The proceeds from the warrant exercise were used to repay near-term debt maturities (See Note 4 - Long Term Debt).

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
Occidental’s President and CEO is the CODM and is ultimately responsible for allocating resources and assessing the performance of each operating segment. For all three reporting segments, the CODM utilizes segment income (loss) from continuing operations before income taxes to measure performance, as well as allocate resources (including financial or capital resources) for each segment, predominantly in the annual budget and forecasting process.
The following table reconciles segment income from continuing operations before taxes to net income attributable to common shares:

	Three months ended June 30,		Six months ended June 30,
millions	2025	2024	2025	2024
Segment income (losses) from continuing operations before taxes
Oil and gas segment	$934	$1,639	$2,631	$2,877
Chemical segment	213	296	398	550
Midstream and marketing segment	49	116	(28)	83
Corporate and eliminations	(182)	(164)	(337)	(329)
Interest and debt expense, net	(276)	(252)	(594)	(536)
Income from continuing operations before income taxes	$738	$1,635	$2,070	$2,645
Income tax expense	(270)	(465)	(657)	(769)
Income from continuing operations	$468	$1,170	$1,413	$1,876
Discontinued operations, net of tax	—	—	—	182
Net income	$468	$1,170	$1,413	$2,058
Less: Net income attributable to noncontrolling interest	(10)	(8)	(19)	(8)
Less: Preferred stock dividends	(170)	(170)	(340)	(340)
Net income attributable to common stockholders	$288	$992	$1,054	$1,710
The following tables include a summary of significant revenue and expense line items for each segment. Items within “Significant segment expenses” align with the significant segment-level information that is regularly provided to the CODM as required by the adoption of ASU 2023-07 in the fourth quarter of 2024. Intersegment expenses are included within the amounts shown.

OIL AND GAS SEGMENT

	Three months ended June 30,		Six months ended June 30,
millions	2025	2024	2025	2024
Revenues and other income
Net sales	$5,009	$5,469	$10,692	$10,384
Gains (losses) on sale of assets and other, net	(2)	7	(8)	10
Total	$5,007	$5,476	$10,684	$10,394
Significant segment expenses
Oil and gas lease operating expense	1,135	1,179	2,352	2,340
Transportation and gathering expense	403	400	810	748
Other operating and non-operating expense	357	233	601	507
Taxes other than on income	262	263	522	495
Depreciation, depletion and amortization	1,718	1,573	3,420	3,070
Other segment expenses (a)	187	183	337	337
Total	$4,062	$3,831	$8,042	$7,497
Segment income before other items	$945	$1,645	$2,642	$2,897
Losses from equity investments and other	(11)	(6)	(11)	(20)
Segment income from continuing operations before taxes	$934	$1,639	$2,631	$2,877
(a) Other segment expenses include selling, general and administrative expense and exploration expense.

CHEMICAL SEGMENT

	Three months ended June 30,		Six months ended June 30,
millions	2025	2024	2025	2024
Revenues and other income
Net sales (a)	$1,227	$1,274	$2,415	$2,460
Gains on sale of assets and other income, net	6	7	18	12
Total	$1,233	$1,281	$2,433	$2,472
Significant segment expenses
Cost of sales	913	868	1,783	1,688
Depreciation, depletion and amortization	94	91	188	178
Other segment expenses (b)	41	54	117	108
Total	$1,048	$1,013	$2,088	$1,974
Segment income before other items	$185	$268	$345	$498
Income from equity investments and other	28	28	53	52
Segment income from continuing operations before taxes	$213	$296	$398	$550
(a) Includes revenue from customers and all other revenues.
(b) Other segment expenses include other operating and non-operating expense and selling, general and administrative expense.

MIDSTREAM AND MARKETING SEGMENT

	Three months ended June 30,		Six months ended June 30,
millions	2025	2024	2025	2024
Revenues and other income
Net sales (a)	$426	$282	$629	$381
Gains on sale of assets and other income, net	38	69	64	96
Total	$464	$351	$693	$477
Significant segment expenses
Cost of sales	199	280	412	531
Other operating and non-operating expense	98	63	183	151
Depreciation, depletion and amortization	88	82	175	166
Other segment expenses (b)	37	30	72	57
Total	$422	$455	$842	$905
Segment income (losses) before other items	$42	$(104)	$(149)	$(428)
Income from equity investments and other	7	220	121	511
Segment income (losses) from continuing operations before taxes	$49	$116	$(28)	$83
(a) Includes revenue from customers and all other revenues.
(b) Other segment expenses include transportation expense, taxes other than on income, and selling, general and administrative expense.

SEGMENT INVESTMENTS AND EXPENDITURES
The following table includes segment-level balance sheet information:

millions	Oil and gas	Chemical	Midstream and marketing	Corporate and eliminations	Total
June 30, 2025
PP&E Additions	$3,109	$529	$343	$40	$4,021
Investments in unconsolidated entities	$115	$494	$2,335	$—	$2,944
Total Assets	$61,713	$5,623	$13,658	$3,366	$84,360

June 30, 2024
PP&E Additions	$2,864	$260	$432	$65	$3,621
Investments in unconsolidated entities	$89	$541	$2,830	$—	$3,460
Total Assets	$53,693	$4,878	$15,017	$2,628	$76,216

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

CURRENT BUSINESS OUTLOOK

Occidental’s financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the three months ended June 30, 2025 was $63.74, compared to $71.42 for the three months ended March 31, 2025 and $80.56 for the three months ended June 30, 2024.
Changes in oil prices could result in adjustments to capital investment levels and allocation, which impact production volumes. Oil prices may remain volatile due to geopolitical risks, the evolving macro-economic environment's impact on energy demand, future actions by OPEC and other oil producing countries, and recent tariff actions.
In April 2025, President Trump announced a sweeping tariff policy that imposes a 10% baseline tariff on the majority of imports, with significantly higher reciprocal rates for certain nations. While the United States engaged with many countries on trade agreements, the most significant reciprocal rates were paused, some of which have been modified as conversations continue. The implementation of these tariffs could have several implications for Occidental's business operations and financial performance as tariffs may be levied on the Company's suppliers which in turn may increase costs. In addition, OxyChem imports and exports certain products which could be subject to tariffs.

STRATEGIC PRIORITIES
Occidental is focused on delivering a unique shareholder value proposition with its portfolio of oil and gas, chemical and midstream and marketing assets as well as its ongoing development of carbon management and sequestration solutions and GHG emissions reduction efforts. Occidental conducts its operations with a priority on technical expertise, HSE, sustainability and social responsibility. In order to maximize shareholder returns, Occidental will:

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

DEBT
As of June 30, 2025, Occidental’s debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and sequestration activities; and environmental remediation matters.
In the six months ended June 30, 2025, Occidental used cash on hand and proceeds from asset sales and warrant exercises to repay all of the $1.0 billion senior notes due 2025 and $870 million of senior notes due 2026 and $400 million of the two-year term loan due 2026.
Subsequent to June 30, 2025, but before the date of this filing, Occidental used cash from a combination of sources to repay an additional $700 million of the two-year term loan due 2026, reducing principal debt outstanding to $21.4 billion. For information on Occidental's debt activity, see Note 4 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
As of June 30, 2025, approximately 90% of Occidental's outstanding debt was fixed rate.
WARRANT EXERCISE
On March 3, 2025, Occidental announced an offer to exercise its outstanding publicly traded warrants at a temporarily reduced price of $21.30 per share with an expiration date of March 31, 2025. In April 2025, Occidental issued 41.9 million shares of common stock in return for proceeds of approximately $890 million. The proceeds from the warrant exercise were used to repay near-term debt maturities. See Note 4 - Long Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

millions	Three months ended June 30, 2025	% Change	Three months ended March 31, 2025
Net income
Oil and gas (a)	$934	(45)%	$1,697
Chemical (a)	213	15%	185
Midstream and marketing (a)	49	164%	(77)
Total	1,196	(34)%	1,805
Unallocated Corporate Items (a)
Interest expense, net	(276)	(13)%	(318)
Income tax expense	(270)	(30)%	(387)
Corporate and other items, net	(182)	17%	(155)
Net income	$468	(50)%	$945
Less: Net income attributable to noncontrolling interest	(10)	11%	(9)
Less: Preferred stock dividends	(170)	—%	(170)
Net income attributable to common stockholders	$288	(62)%	$766
Net income per share attributable to common stockholders - diluted	$0.26	(66)%	$0.77
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

millions	Six months ended June 30, 2025	% Change	Six months ended June 30, 2024
Net income
Oil and gas (a)	$2,631	(9)%	$2,877
Chemical (a)	398	(28)%	550
Midstream and marketing (a)	(28)	(134)%	83
Total	3,001	(15)%	3,510
Unallocated Corporate Items (a)
Interest expense, net	(594)	11%	(536)
Income tax expense	(657)	(15)%	(769)
Corporate and other items, net	(337)	2%	(329)
Income from continuing operations	$1,413	(25)%	$1,876
Discontinued operations, net of taxes	—	(100)%	182
Net income	$1,413	(31)%	$2,058
Less: Net income attributable to noncontrolling interest	(19)	138%	(8)
Less: Preferred stock dividends	(340)	—%	(340)
Net income attributable to common stockholders	$1,054	(38)%	$1,710
Net income per share attributable to common stockholders - diluted	$1.03	(42)%	$1.78
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Six months ended
millions	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Oil and gas
Legal reserves and other	$(65)	$—	$(65)	$(54)
Total oil and gas	(65)	—	(65)	(54)

Chemical
Legal reserves and other	—	(30)	(30)	(6)
Total chemical	—	(30)	(30)	(6)

Midstream and marketing
Asset impairments and other charges (a)	(162)	—	(162)	—
Derivative gains (losses), net (a)	95	(84)	11	(86)
Gains on sales of assets and other, net (a)	—	—	—	157
TerraLithium fair value gain	—	—	—	27
Total midstream and marketing	(67)	(84)	(151)	98

Corporate
Acquisition-related costs and others (b)	(6)	(6)	(12)	(85)
Total corporate	(6)	(6)	(12)	(85)

Income tax impact on items affecting comparability	30	26	56	(2)
Income tax impact on Algeria contract renewal	—	—	—	(20)
Loss	(108)	(94)	(202)	(69)
Discontinued operations, net of taxes	—	—	—	182
Total	$(108)	$(94)	$(202)	$113
(a)    Included amounts from income from equity investments and other in the Consolidated Condensed Statement of Operations.
(b)    The six months ended June 30, 2024 included $59 million of financing costs related to the CrownRock Acquisition. The remaining amounts for each period are related to CrownRock transaction costs.

Q2 2025 compared to Q1 2025
Excluding the impact of items affecting comparability, net income for the three months ended June 30, 2025, compared to the three months ended March 31, 2025, decreased due to lower commodity prices across all products in the oil and gas segment, partially offset by higher crude oil sales volumes and lower lease operating expense in the oil and gas segment and higher gas margins from transportation capacity optimization in the Permian Basin in the midstream and marketing segment.

YTD 2025 compared to YTD 2024
Excluding the impact of items affecting comparability, net income for the six months ended June 30, 2025, compared to the same period in 2024, decreased primarily due to lower crude oil prices in the oil and gas segment, higher ethylene and energy costs in the chemical segment, and higher interest expense related to the issuance of debt for the CrownRock Acquisition, partially offset by higher sales volumes in the oil and gas segment due to a full six months of production from CrownRock assets in 2025.

SELECTED STATEMENTS OF OPERATIONS ITEMS

Q2 2025 compared to Q1 2025
Net sales of $6.4 billion decreased for the three months ended June 30, 2025, compared to $6.8 billion for the three months ended March 31, 2025, primarily due to lower commodity prices partially offset by higher crude oil and NGL sales volumes in the oil and gas segment.

YTD 2025 compared to YTD 2024
Net sales of $13.2 billion increased for the six months ended June 30, 2025, compared to $12.8 billion for the same period in 2024, primarily due to higher oil volumes due to a full six months of production from the CrownRock assets and higher domestic natural gas and NGL prices, partially offset by lower oil prices in the oil and gas segment.
Depreciation, depletion and amortization of $3.9 billion increased for the six months ended June 30, 2025, compared to $3.5 billion for the same period in 2024, primarily due to a full six months of production from the CrownRock assets.
Income from equity investments and other of $163 million decreased for the six months ended June 30, 2025, compared to $543 million for the same period in 2024, primarily due to Occidental's share of losses recognized by its investee, Net Power.

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
The midstream and marketing segment also includes Occidental's low-carbon ventures businesses. Occidental's low-carbon ventures businesses seek to leverage Occidental’s legacy of carbon management experience to develop carbon capture, utilization and sequestration projects, including the commercialization of direct air capture technology, invest in other low-carbon technologies intended to reduce greenhouse gas emissions from Occidental's operations and strategically partner with other industries to help reduce their emissions.

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Sales Volumes per Day
Oil (Mbbl)
United States	604	601	603	520
International	110	104	107	106
NGL (Mbbl)
United States	279	273	276	246
International	37	39	38	38
Natural Gas (MMcf)
United States	1,701	1,756	1,728	1,326
International	500	488	493	519
Total Sales Volumes (Mboe) (a)	1,397	1,391	1,394	1,218
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Average Realized Prices
Oil ($/Bbl)
United States	$62.83	$70.80	$66.78	$77.80
International	$68.88	$72.59	$70.67	$79.32
Total Worldwide	$63.76	$71.07	$67.37	$78.06
NGL ($/Bbl)
United States	$20.05	$25.67	$22.81	$20.67
International	$25.72	$27.85	$26.80	$28.22
Total Worldwide	$20.71	$25.94	$23.29	$21.68
Natural Gas ($/Mcf)
United States	$1.33	$2.42	$1.88	$1.06
International	$1.90	$1.90	$1.90	$1.89
Total Worldwide	$1.46	$2.30	$1.88	$1.29

Average Index Prices
WTI oil ($/Bbl)	$63.74	$71.42	$67.58	$78.76
Brent oil ($/Bbl)	$66.59	$74.89	$70.74	$83.39
NYMEX gas ($/Mcf)	$3.68	$3.62	$3.65	$2.17

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	100%	100%	100%	99%
Worldwide oil as a percentage of average Brent	96%	95%	95%	94%
Worldwide NGL as a percentage of average WTI	32%	36%	34%	28%
Domestic natural gas as a percentage of average NYMEX	36%	67%	52%	49%

Q2 2025 compared to Q1 2025
Oil and gas segment earnings were $0.9 billion for the three months ended June 30, 2025, compared with segment earnings of $1.7 billion for the three months ended March 31, 2025. Excluding the impact of items affecting comparability, oil and gas segment earnings decreased due to lower commodity prices across all products, partially offset by higher crude oil sales volumes and lower lease operating expense.

YTD 2025 compared to YTD 2024
Oil and gas segment earnings were $2.6 billion for the six months ended June 30, 2025, compared to $2.9 billion for the six months ended June 30, 2024. Excluding the impact of items affecting comparability, oil and gas segment earnings decreased primarily due to lower crude oil prices, partially offset by higher sales volumes due to a full six months of production from CrownRock assets in 2025.
Average daily sales volumes increased for the six months ended June 30, 2025, compared to the same period in 2024, mainly due to the CrownRock Acquisition.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three months ended March 31, 2025 (b)	Price Realizations	Net Sales Volumes	Three months ended June 30, 2025 (b)
United States Revenue
Oil	$3,830	$(439)	$65	$3,456
NGL	578	(140)	19	457
Natural gas	381	(161)	(15)	205
Total	$4,789	$(740)	$69	$4,118
International Revenue
Oil (a)	$675	$(32)	$47	$690
NGL	96	(6)	(4)	86
Natural gas	84	1	3	88
Total	$855	$(37)	$46	$864

		Increase (Decrease) Related to
millions	Six months ended June 30, 2024 (b)	Price Realizations	Net Sales Volumes	Six months ended June 30, 2025 (b)
United States Revenue
Oil	$7,360	$(1,227)	$1,153	$7,286
NGL	819	147	69	1,035
Natural gas	254	286	46	586
Total	$8,433	$(794)	$1,268	$8,907
International Revenue
Oil (a)	$1,533	$(142)	$(26)	$1,365
NGL	196	(9)	(5)	182
Natural gas	178	1	(7)	172
Total	$1,907	$(150)	$(38)	$1,719
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT

Q2 2025 compared to Q1 2025
Chemical segment earnings for the three months ended June 30, 2025 were $213 million, compared to $185 million for the three months ended March 31, 2025. Excluding items affecting comparability, chemical segment earnings were relatively unchanged and reflected negative inventory adjustments, offset by improved export demand for caustic soda and PVC.

YTD 2025 compared to YTD 2024
Chemical segment earnings for the six months ended June 30, 2025 were $398 million, compared to $550 million for the six months ended June 30, 2024. Excluding items affecting comparability, the decrease was primarily due to lower PVC margins from lower pricing and higher ethylene costs.

MIDSTREAM AND MARKETING SEGMENT

Q2 2025 compared to Q1 2025
Midstream and marketing segment earnings for the three months ended June 30, 2025 were $49 million, compared to segment losses of $77 million for the three months ended March 31, 2025. Excluding the impact of items affecting comparability, midstream and marketing second quarter results increased due to higher gas margins from transportation capacity optimization in the Permian Basin and higher sulfur prices at Al Hosn.

YTD 2025 compared to YTD 2024
Midstream and marketing segment losses for the six months ended June 30, 2025 were $28 million, compared to segment earnings of $83 million for the six months ended June 30, 2024. Excluding the impact of items affecting comparability, midstream and marketing results increased due to higher gas margins from transportation capacity optimization in the Permian Basin and higher sulfur prices at Al Hosn, partially offset by losses from equity method investees and higher expenses due to the increase in activities in the low-carbon ventures businesses.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended		Six months ended
millions, except percentages	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Income before income taxes	$738	$1,332	$2,070	$2,645
Income tax expense
Domestic - federal and state	(65)	(237)	(302)	(446)
International	(205)	(150)	(355)	(323)
Total income tax expense	(270)	(387)	(657)	(769)
Income from continuing operations	$468	$945	$1,413	$1,876
Worldwide effective tax rate	37%	29%	32%	29%

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

RECENT TAX LEGISLATION
For more information on the potential impacts to Occidental related to the OBBB, IRA, and Pillar Two initiative, see Note 7 - Income Taxes in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of June 30, 2025, Occidental's sources of liquidity included $2.3 billion of cash and cash equivalents, $4.15 billion of borrowing capacity under its RCF, and $600 million of available borrowing capacity on its receivables securitization facility. The RCF and receivables securitization facility mature on June 30, 2028 and July 31, 2027, respectively. There were no borrowings outstanding on Occidental's RCF or receivables securitization facility as of June 30, 2025.

Operating Cash Flows
Operating cash flow from continuing operations was $5.1 billion for the six months ended June 30, 2025, compared to $4.4 billion for the six months ended June 30, 2024. The increase in operating cash flow from continuing operations, compared to the same period in 2024, was primarily due to higher sales volumes, including volumes from the CrownRock Acquisition in the oil and gas segment and lower use of working capital in the midstream and marketing segment due to timing of crude oil shipments, offset primarily by lower commodity prices in the oil and gas segment and higher use of working capital due to timing of federal tax payments and other current payables.

Investing Cash Flows
Occidental’s net cash used by investing activities was $2.7 billion for the six months ended June 30, 2025, compared to $3.7 billion for the six months ended June 30, 2024. Investing activities included $1.5 billion in divestitures of non-core oil and gas assets. See Note 5 - Acquisitions and Divestitures in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
Capital expenditures, of which the majority were for the oil and gas segment, were $3.9 billion for the six months ended June 30, 2025, compared to $3.6 billion for the six months ended June 30, 2024.

Financing Cash Flows
Occidental’s net cash used by financing activities was $2.2 billion for the six months ended June 30, 2025, which included payments of long-term debt of $2.3 billion and payments of common and preferred dividends of approximately $800 million, partially offset by cash received of approximately $890 million related to warrant exercises. See Note 4 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Cash used in financing activities for the six months ended June 30, 2024 was $300 million, which was primarily related to payment of common and preferred dividends of $700 million, partially offset by cash received of $487 million related to warrant exercises.
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
As of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. As of the date of this filing, Occidental has no remaining debt maturities due in 2025, $2.2 billion in 2026, $1.5 billion in 2027 and $17.7 billion thereafter. Occidental currently expects its cash on hand, operating cash flows and funds available from the RCF and other committed facilities to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of June 30, 2025, Occidental had not issued any letters of credit under the RCF or other committed facilities. For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2024 Form 10-K.

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
The laws that require or address environmental remediation, including CERCLA and similar federal, regional, state, provincial, tribal, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. Occidental or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at Third-Party, Currently Operated, and Closed or Non-Operated Sites, in addition to NPL Sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; cleanup measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended June 30, 2025, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2024 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of June 30, 2025.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

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

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1*	Amended and Restated Occidental Petroleum Corporation 2015 Long-Term Incentive Plan.

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

August 6, 2025	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller