Form 10-Q
period 2025-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2025-11-10
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common Stock, $0.20 par value	985,210,434

DEFINED TERMS AND ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc.
BlackRock	BlackRock Inc.
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
CODM	chief operating decision maker
CrownRock	CrownRock, L.P.
CrownRock Acquisition	acquisition of all of the outstanding partnership interests of CrownRock by Occidental
DASS	Diamond Alkali Superfund Site
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
HLBV	Hypothetical Liquidation at Book Value
IRA	Inflation Reduction Act
LIFO	last-in, first-out
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	non-controlling interest
NGL	natural gas liquids
NPL	National Priorities List
OBBB	One Big Beautiful Bill Act
Occidental, we, our and the Company	Occidental Petroleum Corporation and/or one or more entities in which it owns a controlling interest (subsidiaries)
OECD	Organization for Economic Cooperation and Development
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OxyChem	Occidental Chemical Corporation and its subsidiaries
PVC	polyvinyl chloride
RCF	revolving credit facility
ROD	Record of Decision
SEC	U.S. Securities and Exchange Commission
VIE	variable interest entity
Waha	natural gas trading hub in the Permian Basin
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2024 Form 10-K	Occidental’s Annual Report on Form 10-K for the year ended December 31, 2024

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	September 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,159	$2,132
Trade receivables, net of reserves of $24 in 2025 and $24 in 2024	3,169	3,526
Joint interest receivables	667	720
Inventories	2,117	2,095
Other current assets	700	597
Total current assets	8,812	9,070

INVESTMENTS IN UNCONSOLIDATED ENTITIES	2,989	3,159

PROPERTY, PLANT AND EQUIPMENT
Oil and gas	125,378	121,874
Chemical	9,487	8,725
Midstream and marketing	9,836	9,322
Corporate	1,069	1,033
Property, plant and equipment, gross	145,770	140,954
Accumulated depreciation, depletion and amortization	(78,333)	(71,576)
Total property, plant and equipment, net	67,437	69,378

OPERATING LEASE ASSETS	1,170	937

OTHER LONG-TERM ASSETS	3,064	2,901

TOTAL ASSETS	$83,472	$85,445

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions, except share and per-share amounts	September 30, 2025	December 31, 2024

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,616	$1,138
Current operating lease liabilities	414	374
Accounts payable	3,532	3,753
Accrued liabilities	3,859	4,256
Total current liabilities	9,421	9,521

LONG-TERM DEBT, NET	20,846	24,978

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	5,402	5,394
Asset retirement obligations	3,856	4,042
Other liabilities	7,181	7,030
Total deferred credits and other liabilities	16,439	16,466

EQUITY
Preferred stock, at $1.00 per share par value, issued shares: 2025 — 84,897 and 2024 —84,897	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2025 — 1,213,486,213 and 2024 — 1,166,769,167	243	233
Treasury stock: 2025 — 228,311,184 shares and 2024 — 228,311,184 shares	(15,597)	(15,597)
Additional paid-in capital	20,926	19,868
Retained earnings	22,198	21,189
Accumulated other comprehensive income	204	179
Total stockholders' equity	36,261	34,159
Noncontrolling interest	505	321
Total equity	36,766	34,480
TOTAL LIABILITIES AND EQUITY	$83,472	$85,445

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions, except per-share amounts	2025	2024	2025	2024

REVENUES AND OTHER INCOME
Net sales	$6,624	$7,173	$19,841	$19,965
Interest, dividends and other income	59	60	162	130
Gains (losses) on sales of assets and other, net	34	(79)	13	(52)
Total	6,717	7,154	20,016	20,043

COSTS AND OTHER DEDUCTIONS
Oil and gas lease operating expense	1,174	1,207	3,526	3,547
Transportation and gathering expense	416	407	1,238	1,165
Chemical and midstream cost of sales	812	889	2,460	2,627
Selling, general and administrative expense	277	268	828	786
Other operating and non-operating expense	396	334	1,285	1,088
Taxes other than on income	248	256	781	756
Depreciation, depletion and amortization	2,061	1,926	5,914	5,394
Asset impairments and other charges	—	21	—	21
Acquisition-related costs	1	49	13	75
Exploration expense	66	57	204	206
Interest and debt expense, net	270	312	864	848
Total	5,721	5,726	17,113	16,513

Income before income taxes and other items	996	1,428	2,903	3,530

OTHER ITEMS
Income from equity investments and other	170	166	333	709
Total	170	166	333	709

Income from continuing operations before income taxes	1,166	1,594	3,236	4,239
Income tax expense	(324)	(454)	(981)	(1,223)
Income from continuing operations	842	1,140	2,255	3,016
Discontinued operations, net of taxes	—	—	—	182
NET INCOME	842	1,140	2,255	3,198
Less: Net income attributable to noncontrolling interest	(12)	(7)	(31)	(15)
Less: Preferred stock dividends	(169)	(169)	(509)	(509)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$661	$964	$1,715	$2,674

PER COMMON SHARE
Income from continuing operations—basic	$0.67	$1.03	$1.73	$2.75
Discontinued operations—basic	—	—	—	0.20
Net income attributable to common stockholders—basic	$0.67	$1.03	$1.73	$2.95

Income from continuing operations—diluted	$0.65	$0.98	$1.68	$2.58
Discontinued operations—diluted	—	—	—	0.19
Net income attributable to common stockholders—diluted	$0.65	$0.98	$1.68	$2.77

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions	2025	2024	2025	2024
Net income	$842	$1,140	$2,255	$3,198
Other comprehensive income (loss) items:
Gains (losses) on derivatives	1	(8)	(10)	(6)
Pension and postretirement gains (losses)	39	(7)	34	(19)
Other	—	—	1	(1)
Other comprehensive income (loss), net of tax	40	(15)	25	(26)
Comprehensive income	882	1,125	2,280	3,172
Less: Comprehensive income attributable to noncontrolling interest	(12)	(7)	(31)	(15)
Comprehensive income attributable to preferred and common stockholders	$870	$1,118	$2,249	$3,157

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of June 30, 2024	$8,287	$227	$(15,591)	$17,928	$20,938	$264	$206	$32,259
Net income	—	—	—	—	1,133	—	7	1,140
Other comprehensive loss, net of tax	—	—	—	—	—	(15)	—	(15)
Dividends on common stock, $0.22 per share	—	—	—	—	(208)	—	—	(208)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(169)	—	—	(169)
Shareholder warrants exercised	—	—	—	67	—	—	—	67
Issuance of common stock and other, net of cancellations	—	—	—	58	—	—	—	58
Common Stock issued for CrownRock Acquisition	—	6	—	1,749	—	—	—	1,755
Noncontrolling interest contributions, net	—	—	—	—	—	—	47	47
Balance as of September 30, 2024	$8,287	$233	$(15,591)	$19,802	$21,694	$249	$260	$34,934

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
Balance as of June 30, 2025	$8,287	$243	$(15,597)	$20,849	$21,776	$164	$454	$36,176
Net income	—	—	—	—	830	—	12	842
Other comprehensive income, net of tax	—	—	—	—	—	40	—	40
Dividends on common stock, $0.24 per share	—	—	—	—	(239)	—	—	(239)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(169)	—	—	(169)
Shareholder warrants exercised	—	—	—	16	—	—	—	16
Issuance of common stock and other, net of cancellations	—	—	—	61	—	—	—	61
Noncontrolling interest contributions, net	—	—	—	—	—	—	39	39
Balance as of September 30, 2025	$8,287	$243	$(15,597)	$20,926	$22,198	$204	$505	$36,766
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	$8,287	$222	$(15,582)	$17,422	$19,626	$275	$99	$30,349
Net income	—	—	—	—	3,183	—	15	3,198
Other comprehensive loss, net of tax	—	—	—	—	—	(26)	—	(26)
Dividends on common stock, $0.66 per share	—	—	—	—	(606)	—	—	(606)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(509)	—	—	(509)
Shareholder warrants exercised	—	4	—	550	—	—	—	554
Issuance of common stock and other, net of cancellations	—	1	—	81	—	—	—	82
Purchases of treasury stock	—	—	(9)	—	—	—	—	(9)
Common Stock issued for CrownRock Acquisition	—	6	—	1,749	—	—	—	1,755
Noncontrolling interest contributions	—	—	—	—	—	—	146	146
Balance as of September 30, 2024	$8,287	$233	$(15,591)	$19,802	$21,694	$249	$260	$34,934

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	$8,287	$233	$(15,597)	$19,868	$21,189	$179	$321	$34,480
Net income	—	—	—	—	2,224	—	31	2,255
Other comprehensive income, net of tax	—	—	—	—	—	25	—	25
Dividends on common stock, $0.72 per share	—	—	—	—	(706)	—	—	(706)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(509)	—	—	(509)
Shareholder warrants exercised	—	9	—	903	—	—	—	912
Issuance of common stock and other, net of cancellations	—	1	—	155	—	—	—	156
Noncontrolling interest contributions, net	—	—	—	—	—	—	153	153
Balance as of September 30, 2025	$8,287	$243	$(15,597)	$20,926	$22,198	$204	$505	$36,766
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Nine months ended September 30,
millions	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,255	$3,198
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	—	(182)
Depreciation, depletion and amortization of assets	5,914	5,394
Deferred income tax provision (benefit)	1	(182)
Asset impairments and related items	—	21
(Gains) losses on sales of assets and other, net	(13)	52
Other noncash charges to income	685	339
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	352	(532)
(Increase) decrease in inventories	16	(226)
(Increase) decrease in other current assets	(76)	219
Decrease in accounts payable and accrued liabilities	(1,067)	(430)
Increase (decrease) in current domestic and foreign income taxes	(169)	512
Operating cash flow from continuing operations	7,898	8,183
Operating cash flow from discontinued operations, net of taxes	—	(100)
Net cash provided by operating activities	7,898	8,083

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(5,674)	(5,237)
Change in capital accrual	(87)	(39)
Purchases of assets, businesses and equity investments, net	(231)	(9,037)
Proceeds from sales of assets, net	2,230	1,662
Equity investments and other, net	(227)	(149)
Net cash used by investing activities	(3,989)	(12,800)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net	—	9,612
Payments of long-term debt, net	(3,584)	(4,007)
Proceeds from issuance of common stock	948	571
Purchases of treasury stock	—	(9)
Cash dividends paid on common and preferred stock	(1,186)	(1,069)
Contributions from noncontrolling interest	153	146
Payment for taxes related to stock-based award settlement	(63)	(103)
Other financing, net	(138)	(95)
Net cash provided (used) by financing activities	(3,870)	5,046

Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	39	329
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,157	1,464
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$2,196	$1,793

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of Occidental’s management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present Occidental’s results of operations and cash flows for the nine months ended September 30, 2025 and 2024 and Occidental’s financial position as of September 30, 2025 and December 31, 2024. The income and cash flows for the periods ended September 30, 2025 and 2024 are not necessarily indicative of the income or cash flows to be expected for the full year.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of September 30, 2025 and 2024:

millions	2025	2024
Cash and cash equivalents	$2,159	$1,759
Restricted cash and restricted cash equivalents included in other current assets	18	18
Restricted cash and restricted cash equivalents included in other long-term assets	19	16
Cash, cash equivalents, restricted cash and restricted cash equivalents	$2,196	$1,793

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid, refunds received and interest paid during the nine months ended September 30, 2025 and 2024, respectively:

millions	2025	2024
Income tax payments	$1,184	$812
Income tax refunds received	$5	$29
Interest paid (a)	$1,063	$897
(a)    Net of capitalized interest of $177 million and $134 million for the nine months ended September 30, 2025 and 2024, respectively.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES." As of September 30, 2025, Occidental owned all of the 2.3% non-voting general partner interest, 43.5% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. As of September 30, 2025, Occidental's combined share of net income from WES and its subsidiaries was 45.9%.

NON-CONTROLLING INTEREST
Occidental and BlackRock formed a joint venture for the continued development of the first commercial scale direct air capture facility. The joint venture is a VIE and Occidental consolidates the VIE as it is the primary beneficiary. BlackRock’s investment is accounted for as an NCI. Each party has committed to make additional investments towards the completion of the direct air capture facility. As of September 30, 2025, BlackRock has invested $453 million of its total commitment of $550 million. In addition, Occidental has entered into agreements with the joint venture related to project management, operations and maintenance and carbon removal offtake. Occidental may incur additional payments if certain construction and operational thresholds are not met.
Occidental may call the NCI on June 30, 2035 or earlier if the plant does not achieve commercial operations or ceases and permanently discontinues operations. Dividends from the joint venture will be distributed preferentially to the NCI up to a return threshold, then preferentially to Occidental thereafter. The NCI receives preferential distributions in liquidation.
Because distributions from the joint venture will not be consistent over time, or with the initial investments or ownership interest, Occidental has determined that the appropriate methodology for attributing income and loss from the joint venture is the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the NCI in the consolidated statements of operations reflect changes in the amounts the NCI would hypothetically receive at each balance sheet date if the joint venture was liquidated. As of September 30, 2025, the VIE’s assets were comprised of $1.1 billion construction in progress. Noncontrolling interest as of September 30, 2025 was $505 million.

NOTE 2 - REVENUE
Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas, chemicals or services, such as transportation. As of September 30, 2025, trade receivables, net of $3.2 billion represent rights to payment for which Occidental has satisfied its obligations under a contract and its right to payment is conditioned only on the passage of time.
The following table shows a reconciliation of revenue from customers to total net sales for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
millions	2025	2024	2025	2024

Revenue from customers	$6,682	$7,020	$19,911	$20,553
All other revenues (a)	(58)	153	(70)	(588)
Net sales	$6,624	$7,173	$19,841	$19,965
(a)    Includes other net revenues from the midstream and marketing segment and chemical segment.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents Occidental's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Chemical segment revenues are shown by geographic area based on the location of the sale. Midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended September 30, 2025
Oil and gas
Oil	$3,764	$695	$—	$4,459
NGL	469	88	—	557
Gas	240	91	—	331
Other	56	1	—	57
Segment total	$4,529	$875	$—	$5,404
Chemical	$1,091	$74	$—	$1,165
Midstream and marketing	$178	$187	$—	$365
Eliminations	$—	$—	$(252)	$(252)
Consolidated	$5,798	$1,136	$(252)	$6,682

millions	United States	International	Eliminations	Total

Three months ended September 30, 2024
Oil and gas
Oil	$4,204	$726	$—	$4,930
NGL	495	97	—	592
Gas	60	91	—	151
Other	23	1	—	24
Segment total	$4,782	$915	$—	$5,697
Chemical	$1,171	$75	$—	$1,246
Midstream and marketing	$186	$101	$—	$287
Eliminations	$—	$—	$(210)	$(210)
Consolidated	$6,139	$1,091	$(210)	$7,020

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2025
Oil and gas
Oil	$11,050	$2,060	$—	$13,110
NGL	1,504	270	—	1,774
Gas	826	263	—	1,089
Other	120	3	—	123
Segment total	$13,500	$2,596	$—	$16,096
Chemical	$3,357	$221	$—	$3,578
Midstream and marketing	$522	$486	$—	$1,008
Eliminations	$—	$—	$(771)	$(771)
Consolidated	$17,379	$3,303	$(771)	$19,911

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2024
Oil and gas
Oil	$11,564	$2,259	$—	$13,823
NGL	1,314	293	—	1,607
Gas	314	269	—	583
Other	67	1	—	68
Segment total	$13,259	$2,822	$—	$16,081
Chemical	$3,489	$215	$—	$3,704
Midstream and marketing	$1,118	$293	$—	$1,411
Eliminations	$—	$—	$(643)	$(643)
Consolidated	$17,866	$3,330	$(643)	$20,553

NOTE 3 - INVENTORIES

Finished goods primarily represent oil, which is carried at the lower of weighted-average cost or net realizable value, and caustic soda and chlorine, which are valued under the LIFO method. As of September 30, 2025 and December 31, 2024, inventories consisted of the following:

millions	September 30, 2025	December 31, 2024

Raw materials	$106	$113
Materials and supplies	1,335	1,279
Commodity inventory and finished goods	769	796
	2,210	2,188
Revaluation to LIFO	(93)	(93)
Total	$2,117	$2,095

NOTE 4 - LONG-TERM DEBT

As of September 30, 2025 and December 31, 2024, Occidental’s debt consisted of the following:

millions	September 30, 2025	December 31, 2024
5.500% senior notes due 2025	$—	$465
5.875% senior notes due 2025	—	536
5.550% senior notes due 2026	—	870
3.400% senior notes due 2026	—	284
Two-year term loan due 2026 (5.900% and 6.249% as of September 30, 2025 and December 31, 2024, respectively)	1,280	2,700
3.200% senior notes due 2026	182	182
7.500% debentures due 2026	112	112
8.500% senior notes due 2027	489	489
3.000% senior notes due 2027	216	216
7.125% debentures due 2027	150	150
7.000% debentures due 2027	48	48
5.000% senior notes due 2027	600	600
6.625% debentures due 2028	14	14
7.150% debentures due 2028	232	232
7.200% senior debentures due 2028	82	82
6.375% senior notes due 2028	578	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	116	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	286	286
5.200% senior notes due 2029	1,200	1,200
Variable rate bonds due 2030 (4.920% and 5.710% as of September 30, 2025 and December 31, 2024, respectively)	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,449	1,449
6.125% senior notes due 2031	1,143	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
5.375% senior notes due 2032	1,000	1,000
5.550% senior notes due 2034	1,200	1,200
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	673	673
0.000% loan due 2039 (CAD denominated)	17	18
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
(continued on next page)

millions (continued)	September 30, 2025	December 31, 2024
4.100% senior notes due 2047	258	258
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
6.050% senior notes due 2054	1,000	1,000
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$20,815	$24,391

The following table summarizes Occidental's outstanding debt, including finance lease liabilities:

millions	September 30, 2025	December 31, 2024
Total borrowings at face value	$20,815	$24,391
Adjustments to book value:
Unamortized premium, net	950	1,037
Debt issuance costs	(88)	(105)
Net book value of debt	$21,677	$25,323
Long-term finance leases	632	658
Current finance leases	153	135
Total debt and finance leases	$22,462	$26,116
Less: current finance leases	(153)	(135)
Less: current maturities of long-term debt	(1,463)	(1,003)
Long-term debt, net	$20,846	$24,978
DEBT ACTIVITY
In the nine months ended September 30, 2025, Occidental used cash on hand, proceeds from asset sales and warrant exercises to repay all of the $1.0 billion senior notes due 2025, $1.2 billion of senior notes due 2026, and $1.4 billion of the two-year term loan due 2026.
Occidental terminated its receivables securitization facility effective September 26, 2025.
FAIR VALUE OF DEBT
The estimated fair value of Occidental’s debt as of September 30, 2025 and December 31, 2024, the majority of which was classified as Level 1, was $21.0 billion and $24.0 billion, respectively.

NOTE 5 - ACQUISITIONS AND DIVESTITURES

CROWNROCK ACQUISITION
In December 2023, Occidental entered into an agreement to purchase CrownRock for total consideration of $12.4 billion. The CrownRock Acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. As of September 30, 2025, there were no material changes to the allocation presented in the 2024 Form 10-K and Occidental has finalized the purchase price allocation of the consideration.

The following summarizes the unaudited pro forma condensed financial information of Occidental as if the CrownRock Acquisition had occurred on January 1, 2024:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
millions, except per-share amounts

Revenues	$7,367	$21,424
Net income attributable to common stockholders	$1,075	$3,049
Net income attributable to common stockholders per share—basic	$1.14	$3.28
Net income attributable to common stockholders per share—diluted	$1.09	$3.08

OTHER DIVESTITURES
In the nine months ended September 30, 2025, Occidental sold working interests in the Permian Basin for proceeds of approximately $760 million, non-operated proved and unproved royalty and mineral interests in the DJ Basin for proceeds of approximately $840 million and certain gas gathering assets in the Permian Basin for approximately $580 million. The difference in the assets' net book value and adjusted purchase price was treated as a normal retirement, and as a result no gain or loss was recognized.

OXYCHEM TRANSACTION
In October 2025, following approval from Occidental's Board of Directors, the Company, through two subsidiaries, entered into a Purchase and Sale Agreement with Berkshire Hathaway, a related party (the Purchase Agreement). Under the terms of the Purchase Agreement, Berkshire Hathaway will acquire all of the issued and outstanding equity interests in OxyChem in an all-cash transaction for $9.7 billion (the OxyChem Transaction). The OxyChem Transaction is subject to customary adjustments for cash, indebtedness, and changes in working capital relative to a predetermined target. The transaction is anticipated to close in the fourth quarter of 2025.
An Occidental subsidiary will retain environmental liabilities relating to OxyChem's legacy sites. Additionally, under the Purchase Agreement, there are post-closing indemnification obligations for (i) OxyChem's legacy environmental liabilities and (ii) pre-closing liabilities of OxyChem, including pre-closing environmental liabilities, in each case, subject to certain limitations and procedures.
Consummation of the OxyChem Transaction is subject to various closing conditions, including certain required regulatory consents or approvals and the absence of laws or judgments preventing the consummation of the sale. The Purchase Agreement contains certain termination rights permitting each party to terminate the Purchase Agreement under specified circumstances.
Certain Occidental subsidiaries will enter into other definitive agreements with OxyChem following the close of the transaction, including, among others, (i) a Transition Services Agreement, pursuant to which the Company will provide certain transition services for a period of time, and (ii) a Remediation Management Agreement, pursuant to which an Occidental subsidiary will manage certain remedial projects. At the Closing, Occidental will also enter into a guaranty in favor of Berkshire Hathaway, pursuant to which Occidental will guarantee indemnification obligations of its subsidiaries under the Purchase Agreement.
The divestiture of OxyChem marks a strategic change in Occidental's operations, and OxyChem will be classified as discontinued operations beginning in the fourth quarter of 2025. Occidental plans to allocate the majority of the after-tax sale proceeds toward debt reduction.

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

MARKETING DERIVATIVES
Occidental's marketing derivative instruments are short-duration physical and financial forward contracts. As of September 30, 2025, the weighted-average settlement price of these forward contracts was $64.61 per barrel and $2.51 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $71.07 per barrel and $3.50 per Mcf for crude oil and natural gas, respectively, as of December 31, 2024. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact Occidental’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	September 30, 2025	December 31, 2024
Oil commodity contracts
Volume (MMbbl)	(58)	(34)
Natural gas commodity contracts
Volume (Bcf)	(111)	(130)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of Occidental’s outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
September 30, 2025
Marketing Derivatives
Other current assets	$8	$68	$—	$(33)	$43
Other long-term assets	12	1	—	(7)	6
Accrued liabilities	(41)	(36)	—	33	(44)
Deferred credits and other liabilities - other	(7)	(2)	—	7	(2)

December 31, 2024
Marketing Derivatives
Other current assets	$455	$92	$—	$(512)	$35
Other long-term assets	—	1	—	(1)	—
Accrued liabilities	(451)	(90)	—	512	(29)
Deferred credits and other liabilities - other	—	(2)	—	1	(1)

(a)These amounts do not include collateral. Occidental netted $31 million of collateral deposited with brokers against derivative liabilities as of September 30, 2025. As of December 31, 2024, Occidental netted $12 million of collateral received from brokers against derivative assets and $9 million collateral deposited with brokers against derivative liabilities.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and losses related to Occidental's derivative instruments and the location on the Consolidated Condensed Statements of Operations.

millions	Three months ended September 30,		Nine months ended September 30,
Income Statement Classification	2025	2024	2025	2024

Marketing derivatives (included in net sales)	$(57)	$86	$(67)	$(210)

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

NOTE 7 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended September 30,		Nine months ended September 30,
millions	2025	2024	2025	2024
Income before income taxes	$1,166	$1,594	$3,236	$4,239
Current
Federal	(23)	(286)	(488)	(832)
State and Local	—	(19)	(29)	(43)
Foreign	(154)	(196)	(463)	(530)
Total current tax expense	$(177)	$(501)	$(980)	$(1,405)
Deferred
Federal	(136)	54	52	177
State and Local	(4)	(3)	—	(2)
Foreign	(7)	(4)	(53)	7
Total deferred tax benefit (expense)	$(147)	$47	$(1)	$182
Total income tax expense	$(324)	$(454)	$(981)	$(1,223)
Income from continuing operations	$842	$1,140	$2,255	$3,016
Worldwide effective tax rate	28%	28%	30%	29%

The worldwide effective tax rates for the periods presented in the table above were primarily driven by Occidental's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%.

RECENT TAX LEGISLATION
The OBBB was enacted on July 4, 2025, and introduces provisions expected to benefit Occidental including accelerated depreciation for newly acquired and constructed assets, favorable adjustments to interest expense limitation, immediate deduction of research and development costs, and increased tax credit values for qualified CO2 projects. In accordance with ASC 740, the financial statement impact of the OBBB was recognized in the third quarter of 2025. These provisions are expected to significantly reduce Occidental's 2025 cash tax liability.
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

ENVIRONMENTAL REMEDIATION
As of September 30, 2025, certain Occidental subsidiaries participated in or monitored remedial activities or proceedings at 155 sites. The following table presents the current and non-current environmental remediation liabilities of such subsidiaries on a consolidated basis as of September 30, 2025. The current portion of $150 million is included in accrued liabilities and the remainder of $1.7 billion is included in other liabilities.
These environmental remediation sites are grouped into NPL Sites and the following three categories of non-NPL Sites—Third-Party Sites, Currently Operated Sites and Closed or Non-Operated Sites.

millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	32	$1,378
Third-Party Sites	61	177
Currently Operated Sites	11	83
Closed or Non-Operated Sites	51	228
Total	155	$1,866

As of September 30, 2025, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 15 of the 155 sites described above, and 90 of the sites had liabilities less than $1 million each. Based on current estimates, Occidental expects its subsidiaries to expend funds corresponding to approximately 30% of the year-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.

Occidental believes the range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 155 environmental sites in the table above could be up to $1.9 billion. The status of Occidental's involvement with the sites and related significant assumptions have not changed materially since December 31, 2024.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four OUs for evaluating, selecting and implementing remediation under CERCLA. Current activities in each OU are summarized below, many of which are performed by Glenn Springs Holdings, Inc.
OU1 – 80 and 120 Lister Avenue in Newark, New Jersey: An Occidental subsidiary currently performs maintenance and monitoring for the interim remedy of OU1 pursuant to a 1990 Consent Decree for which such subsidiary inherited legal responsibility. In January 2025, the EPA issued a ROD for the final remedy of OU1 that provides for optimized containment for which it estimated a cost of $16 million.
OU2 – The Lower 8.3 Miles of the Lower Passaic River: In March 2016, the EPA issued a ROD specifying remedial actions required for OU2. During the third quarter of 2016, the EPA and an Occidental subsidiary entered into an AOC to complete the design of the remedy selected in the ROD. In May 2024, the EPA approved the remedial design for OU2. In June 2024, the EPA notified the subsidiary that the work required by the AOC has been fully performed in accordance with its terms. The EPA has estimated the cost to remediate OU2 to be approximately $1.4 billion.
OU3 – Newark Bay Study Area, including Newark Bay and portions of the Hackensack River, Arthur Kill, and Kill van Kull: A remedial investigation and feasibility study of OU3 was launched pursuant to a 2004 AOC which was amended in 2010. An Occidental subsidiary is currently performing feasibility study activities in OU3.
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2 and is located upstream from the Lister Avenue Plant site for which an Occidental subsidiary inherited legal responsibility. In March 2023, the EPA issued a Unilateral Administrative Order in which it directed and ordered such subsidiary to design the EPA’s selected interim remedy for OU4. The EPA has estimated the cost to remediate OU4 to be approximately $440 million.
Natural Resource Trustees – In addition to the activities described above, federal and state natural resource trustees are assessing natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

OTHER INFORMATION
For the DASS, an Occidental subsidiary has accrued a reserve relating to its estimated allocable share of remediation costs that it believes are probable and reasonably estimable. The reserve includes the cost to perform the maintenance and monitoring required in the OU1 Consent Decree and the remedial investigation and feasibility study required in OU3 (Newark Bay); and a substantial portion of the estimated costs to design and implement the remedies selected in the OU2 ROD and AOC and the OU4 ROD and OU4 Unilateral Administrative Order based upon a December 2024 order of the U.S. District Court for the District of New Jersey approving the proposed settlement and Amended Consent Decree the EPA entered into with 82 potentially responsible parties.
The Occidental subsidiary's accrued environmental remediation reserve does not reflect the potential for additional remediation costs or natural resource damages for the DASS that such subsidiary believes are not reasonably estimable. The ultimate liability at the DASS may be higher or lower than the reserved amount and the reasonably possible additional losses, and is subject to final design plans, further action by the EPA and natural resource trustees, and the resolution of the subsidiary's allocable share with other potentially responsible parties, among other factors.
The estimated costs currently recorded for remediation at the DASS as well as the range of reasonably possible additional losses beyond those amounts currently recorded continue to be evaluated. Given the complexity and extent of the remediation efforts, estimates of the remediation costs may increase or decrease over time as new information becomes available. Refer to Note 5 - Acquisitions and Divestitures for information related to the retention of environmental liabilities following the close of the OxyChem Transaction.

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
In accordance with applicable accounting guidance, Occidental or its subsidiaries accrue contingency reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Contingency reserves for matters, other than for tax matters discussed below and environmental matters discussed in Note 8 – Environmental Liabilities and Expenditures, that satisfy these criteria as of September 30, 2025 were not material to Occidental’s Consolidated Condensed Balance Sheets.
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
In accordance with ASC 740’s guidance on the accounting for uncertain tax positions, Occidental has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, Occidental has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. If the payment is ultimately determined not to be deductible, Occidental would be required to repay the tentative refund received, plus other cash benefits received related to the $5.2 billion deduction, plus interest, which as of September 30, 2025 totaled approximately $2.3 billion. As a result, should Occidental not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of

September 30, 2025, Occidental would be required to repay approximately $1.4 billion in federal and state taxes and accrued interest of $899 million. A liability for the taxes and interest is included in other liabilities.

INDEMNITIES TO THIRD PARTIES
Occidental, its subsidiaries, or both have indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with Occidental or its subsidiaries. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. As of September 30, 2025, Occidental is not aware of circumstances that it believes would reasonably be expected to lead to indemnity claims that would result in payments materially in excess of reserves.

NOTE 10 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
millions except per-share amounts	2025	2024	2025	2024
Income from continuing operations	$842	$1,140	$2,255	$3,016
Discontinued operations, net of taxes (a)	—	—	—	182
Net income	$842	$1,140	$2,255	$3,198
Less: Income attributable to noncontrolling interest	(12)	(7)	(31)	(15)
Less: Preferred stock dividends	(169)	(169)	(509)	(509)
Net income attributable to common stock	$661	$964	$1,715	$2,674
Less: Incremental fair value for warrants inducement	—	—	(25)	—
Less: Net income allocated to participating securities	(4)	(5)	(11)	(15)
Net income, net of participating securities	$657	$959	$1,679	$2,659
Weighted-average number of basic shares	986.4	927.5	971.2	902.1
Basic income per common share	$0.67	$1.03	$1.73	$2.95
Net income attributable to common stock	$661	$964	$1,715	$2,674
Less: Incremental fair value for warrants inducement	—	—	(25)	—
Less: Net income allocated to participating securities	(4)	(4)	(10)	(14)
Net income, net of participating securities	$657	$960	$1,680	$2,660
Weighted-average number of basic shares	986.4	927.5	971.2	902.1
Dilutive securities	16.7	48.2	27.9	59.3
Dilutive effect of potentially dilutive securities	1,003.1	975.7	999.1	961.4
Diluted income per common share	$0.65	$0.98	$1.68	$2.77
(a) In 2024, an arbitration was settled related to discontinued operations in Ecuador which resulted in a gain of $182 million, net of taxes.

For the three and nine months ended September 30, 2025, warrants held by Berkshire Hathaway for 83.9 million shares were excluded from diluted shares as their effect would have been anti-dilutive. For the three months ended September 30, 2024, warrants held by Berkshire Hathaway for 83.9 million shares were excluded from diluted shares as their effect would have been anti-dilutive. For the nine months ended September 30, 2024, there were no shares that were excluded from diluted shares.

The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2025:

Period	Exercise of Warrants (a)	Other (b)	Common Stock Outstanding
December 31, 2024			938,457,983
First Quarter 2025	123,673	3,468,265	942,049,921
Second Quarter 2025	41,926,088	440,156	984,416,165
Third Quarter 2025	726,741	32,123	985,175,029
Total	42,776,502	3,940,544	985,175,029
(a) $912 million of cash was received in the first nine months of 2025 from the exercise of common stock warrants.
(b) Consists of issuances under the 2015 long-term incentive plan, the OPC savings plan and the dividend reinvestment plan.

As of September 30, 2025, Occidental had 31.3 million outstanding warrants with a strike of $22.00 per share and 83.9 million warrants held by Berkshire Hathaway with a strike of $59.59 per share.
On March 3, 2025, Occidental announced an offer to exercise its outstanding publicly traded warrants, each exercisable at $22.00, at a temporarily reduced price of $21.30 per share with an expiration date of March 31, 2025. In April 2025, Occidental issued 41.9 million shares of stock in return for proceeds of approximately $890 million. The incremental fair value of the warrants related to the change in exercise price was recognized as an equity issuance cost. The proceeds from the warrant exercise were used to repay near-term debt maturities (See Note 4 - Long-Term Debt).

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

The following table reconciles segment income from continuing operations before taxes to net income attributable to common shares:

	Three months ended September 30,		Nine months ended September 30,
millions	2025	2024	2025	2024
Segment income (losses) from continuing operations before taxes
Oil and gas segment	$1,300	$1,165	$3,931	$4,042
Chemical segment	197	304	595	854
Midstream and marketing segment	93	631	65	714
Corporate and eliminations	(154)	(194)	(491)	(523)
Interest and debt expense, net	(270)	(312)	(864)	(848)
Income from continuing operations before income taxes	$1,166	$1,594	$3,236	$4,239
Income tax expense	(324)	(454)	(981)	(1,223)
Income from continuing operations	$842	$1,140	$2,255	$3,016
Discontinued operations, net of tax	—	—	—	182
Net income	$842	$1,140	$2,255	$3,198
Less: Net income attributable to noncontrolling interest	(12)	(7)	(31)	(15)
Less: Preferred stock dividends	(169)	(169)	(509)	(509)
Net income attributable to common stockholders	$661	$964	$1,715	$2,674
The following tables include a summary of significant revenue and expense line items for each segment. Items within “Significant segment expenses” align with the significant segment-level information that is regularly provided to the CODM.

OIL AND GAS SEGMENT

	Three months ended September 30,		Nine months ended September 30,
millions	2025	2024	2025	2024
Revenues and other income
Net sales	$5,404	$5,697	$16,096	$16,081
Losses on sale of assets and other, net	(20)	(556)	(28)	(546)
Total	$5,384	$5,141	$16,068	$15,535
Significant segment expenses
Oil and gas lease operating expense	1,174	1,207	3,526	3,547
Transportation and gathering expense	408	400	1,218	1,148
Other operating and non-operating expense	261	228	862	735
Taxes other than on income	243	253	765	748
Depreciation, depletion and amortization	1,842	1,722	5,262	4,792
Other segment expenses (a)	158	156	495	493
Total	$4,086	$3,966	$12,128	$11,463
Segment income before other items	$1,298	$1,175	$3,940	$4,072
Income (losses) from equity investments and other	2	(10)	(9)	(30)
Segment income from continuing operations before taxes	$1,300	$1,165	$3,931	$4,042
(a) Other segment expenses include selling, general and administrative expense and exploration expense.

CHEMICAL SEGMENT

	Three months ended September 30,		Nine months ended September 30,
millions	2025	2024	2025	2024
Revenues and other income
Net sales (a)	$1,166	$1,246	$3,581	$3,706
Gains on sale of assets and other income, net	4	3	22	15
Total	$1,170	$1,249	$3,603	$3,721
Significant segment expenses
Cost of sales	850	841	2,633	2,529
Depreciation, depletion and amortization	95	92	283	270
Other segment expenses (b)	53	37	170	145
Total	$998	$970	$3,086	$2,944
Segment income before other items	$172	$279	$517	$777
Income from equity investments and other	25	25	78	77
Segment income from continuing operations before taxes	$197	$304	$595	$854
(a) Includes revenue from customers and all other revenues.
(b) Other segment expenses include other operating and non-operating expense and selling, general and administrative expense.

MIDSTREAM AND MARKETING SEGMENT

	Three months ended September 30,		Nine months ended September 30,
millions	2025	2024	2025	2024
Revenues and other income
Net sales (a)	$306	$440	$935	$821
Gains on sale of assets and other income, net	95	515	159	611
Total	$401	$955	$1,094	$1,432
Significant segment expenses
Cost of sales	230	276	642	807
Other operating and non-operating expense	93	61	276	212
Depreciation, depletion and amortization	87	83	262	249
Other segment expenses (b)	41	55	113	112
Total	$451	$475	$1,293	$1,380
Segment income (losses) before other items	$(50)	$480	$(199)	$52
Income from equity investments and other	143	151	264	662
Segment income from continuing operations before taxes	$93	$631	$65	$714
(a) Includes revenue from customers and all other revenues.
(b) Other segment expenses include transportation expense, taxes other than on income, selling, general and administrative expense and asset impairments and other charges.

SEGMENT INVESTMENTS AND EXPENDITURES
The following table includes segment-level balance sheet information:

millions	Oil and gas	Chemical	Midstream and marketing	Corporate and eliminations	Total
September 30, 2025
PP&E Additions	$4,428	$799	$553	$71	$5,851
Investments in unconsolidated entities	$126	$484	$2,379	$—	$2,989
Total Assets	$60,547	$5,770	$13,786	$3,369	$83,472

September 30, 2024
PP&E Additions	$4,152	$432	$686	$101	$5,371
Investments in unconsolidated entities	$97	$524	$2,574	$—	$3,195
Total Assets	$64,042	$4,943	$14,212	$2,606	$85,803

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding Occidental's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in Occidental's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including through rulemaking or guidance. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: Occidental’s ability to consummate the OxyChem Transaction; the possibility that any or all of the conditions to the OxyChem Transaction may not be satisfied or waived, including the failure to obtain the regulatory approvals required for the OxyChem Transaction on the terms expected or on the anticipated schedule or at all; the occurrence of any event, change or other circumstance that could give rise to the termination of the Purchase Agreement; the effect of the pendency of the OxyChem Transaction on our operating results and business generally; that the OxyChem Transaction may not achieve some or all or any of the anticipated benefits, including using a majority of the after-tax sales proceeds for accelerated deleveraging, or be completed in accordance with expected plans and timelines; general economic conditions, including slowdowns and recessions, domestically or internationally; Occidental’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; Occidental’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in Occidental’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility, exposure to which may be heightened following the completion of the OxyChem Transaction; supply and demand considerations for, and the prices of, Occidental’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of Occidental's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; government actions (including the effects of announced or future tariff increases and other geopolitical, trade, tariff, fiscal and regulatory uncertainties), war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events; inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including Occidental's ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; Occidental's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections or projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; Occidental’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve Occidental’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver Occidental’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; health, safety and environmental (HSE) risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes and deep-water and onshore drilling and permitting regulations; Occidental's ability to recognize intended benefits from its business strategies and initiatives, such as Occidental's low-carbon ventures businesses or announced greenhouse gas emissions reduction targets or net-zero goals; changes in government grant or loan programs; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or manufacturing or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the scope and duration of global or regional health pandemics or epidemics, and actions taken by government authorities and other third parties in connection therewith; the creditworthiness and performance of Occidental's counterparties, including financial institutions, operating partners and other parties; failure of risk management; Occidental’s ability to retain and hire key personnel; supply, transportation and labor constraints; reorganization or restructuring of Occidental’s operations; changes in state, federal or international tax rates, deductions, incentives or credits; and actions by third parties that are beyond Occidental's control.
Additional information concerning these and other factors that may cause Occidental’s results of operations and financial position to differ from expectations can be found in Occidental’s other filings with the SEC, including Occidental’s 2024 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

Occidental’s financial condition, cash flows and levels of expenditures are highly dependent on oil prices and, to a lesser extent, NGL and natural gas prices, the Midland-to-Gulf-Coast oil spreads, chemical product prices and inflationary pressures in the macro-economic environment. The average WTI price per barrel for the three months ended September 30, 2025 was $64.93, compared to $63.74 for the three months ended June 30, 2025 and $75.09 for the three months ended September 30, 2024.
Changes in oil prices could result in adjustments to capital investment levels and allocation, which impact production volumes. Oil prices may remain volatile due to geopolitical risks, the evolving macro-economic environment's impact on energy demand, future actions by OPEC and other oil producing countries, and recent sanction and tariff actions.
In April 2025, President Trump announced a sweeping tariff policy that imposes a 10% baseline tariff on the majority of imports, with significantly higher reciprocal rates for certain nations. The United States has since engaged with many countries on trade agreements. Since the announcement, many tariff rates have been paused, modified, or subsequently reinstated, and are the subject of ongoing litigation. While the ultimate outcome of the tariff policy is uncertain, the implementation of these tariffs could have several implications for Occidental's business operations and financial performance as tariffs may be levied on the Company's suppliers which in turn may increase costs and could have a macroeconomic impact on demand and prices at which our products can be sold.

STRATEGIC PRIORITIES
Occidental is focused on delivering a unique shareholder value proposition with its portfolio of oil and gas assets as well as its ongoing development of carbon management and sequestration solutions and GHG emissions reduction efforts. Occidental conducts its operations with a priority on technical expertise, HSE, sustainability and social responsibility. In order to maximize shareholder returns, Occidental will:

■Maintain production base to preserve asset base integrity and longevity;
■Deliver a sustainable and growing dividend;
■Prioritize excess cash flow and proceeds from divestitures, including the announced OxyChem Transaction, for deleveraging to reduce principal debt to below $15 billion;
■Enhance its asset base with investments in its cash-generative oil and gas business; and
■Advance integrated technologies in CO2, power and midstream to enable differentiated resource recovery and value.

OXYCHEM TRANSACTION
In October 2025, the Company entered into the Purchase Agreement, whereby Berkshire Hathaway will acquire OxyChem for $9.7 billion in an all-cash transaction. Occidental intends to utilize the majority of the after-tax sale proceeds to continue its deleveraging efforts. See Note 5 - Acquisitions and Divestitures in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and Part II, Item 1A Risk Factors below for additional information regarding the sale of OxyChem.

DEBT
As of September 30, 2025, Occidental’s debt was rated Baa3 by Moody’s Investors Service, BBB- by Fitch Ratings and BB+ by Standard and Poor’s. Any downgrade in credit ratings could impact Occidental's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and sequestration activities; and environmental remediation matters.
In the nine months ended September 30, 2025, Occidental used cash on hand and proceeds from asset sales and warrant exercises to repay all of the $1.0 billion senior notes due 2025, $1.2 billion of senior notes due 2026, and $1.4 billion of the two-year term loan due 2026. For information on Occidental's debt activity, see Note 4 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
As of September 30, 2025, approximately 94% of Occidental's outstanding debt was fixed rate.
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

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

millions	Three months ended September 30, 2025	% Change	Three months ended June 30, 2025
Net income
Oil and gas (a)	$1,300	39%	$934
Chemical (a)	197	(8)%	213
Midstream and marketing (a)	93	90%	49
Total	1,590	33%	1,196
Unallocated Corporate Items (a)
Interest expense, net	(270)	(2)%	(276)
Income tax expense	(324)	20%	(270)
Corporate and other items, net	(154)	(15)%	(182)
Net income	$842	80%	$468
Less: Net income attributable to noncontrolling interest	(12)	20%	(10)
Less: Preferred stock dividends	(169)	(1)%	(170)
Net income attributable to common stockholders	$661	130%	$288
Net income per share attributable to common stockholders - diluted	$0.65	150%	$0.26
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

millions	Nine months ended September 30, 2025	% Change	Nine months ended September 30, 2024
Net income
Oil and gas (a)	$3,931	(3)%	$4,042
Chemical (a)	595	(30)%	854
Midstream and marketing (a)	65	(91)%	714
Total	4,591	(18)%	5,610
Unallocated Corporate Items (a)
Interest expense, net	(864)	2%	(848)
Income tax expense	(981)	(20)%	(1,223)
Corporate and other items, net	(491)	(6)%	(523)
Income from continuing operations	$2,255	(25)%	$3,016
Discontinued operations, net of taxes	—	(100)%	182
Net income	$2,255	(29)%	$3,198
Less: Net income attributable to noncontrolling interest	(31)	107%	(15)
Less: Preferred stock dividends	(509)	—%	(509)
Net income attributable to common stockholders	$1,715	(36)%	$2,674
Net income per share attributable to common stockholders - diluted	$1.68	(39)%	$2.77
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting Occidental's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of Occidental's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Nine months ended
millions	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Oil and gas
Losses on sales of assets and other, net	$(22)	$—	$(22)	$(572)
Legal reserves and other	—	(65)	(65)	(54)
Total oil and gas	(22)	(65)	(87)	(626)

Chemical
Legal reserves and other	—	—	(30)	(6)
Total chemical	—	—	(30)	(6)

Midstream and marketing
Asset impairments and other charges (a)	—	(162)	(162)	(21)
Derivative gains (losses), net (a)	(31)	95	(20)	56
Gains on sales of assets and other, net (a)	—	—	—	647
Equity method investments fair value gain	61	—	61	27
Total midstream and marketing	30	(67)	(121)	709

Corporate
Acquisition-related costs and others (b)	(1)	(6)	(13)	(141)
Total corporate	(1)	(6)	(13)	(141)

Income tax impact on items affecting comparability	5	30	61	2
Income tax impact on Algeria contract renewal	—	—	—	(20)
Gain (loss)	12	(108)	(190)	(82)
Discontinued operations, net of taxes	—	—	—	182
Total	$12	$(108)	$(190)	$100
(a)    Included amounts from income from equity investments and other in the Consolidated Condensed Statement of Operations.
(b)    The nine months ended September 30, 2024 included $66 million of financing costs related to the CrownRock Acquisition. The remaining amounts for each period are related to CrownRock transaction costs.

Q3 2025 compared to Q2 2025
Excluding the impact of items affecting comparability, net income for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, increased due to higher crude oil sales volumes worldwide and higher domestic oil prices in the oil and gas segment, partially offset by lower Waha-to-Gulf-Coast gas spreads in the midstream and marketing segment.

YTD 2025 compared to YTD 2024
Excluding the impact of items affecting comparability, net income for the nine months ended September 30, 2025, compared to the same period in 2024, decreased primarily due to lower crude oil prices in the oil and gas segment and higher ethylene and energy costs in the chemical segment, partially offset by higher sales volumes in the oil and gas segment due to a full nine months of production from CrownRock assets in 2025 and higher Waha-to-Gulf-Coast gas spreads in the midstream and marketing segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

Q3 2025 compared to Q2 2025
Net sales of $6.6 billion increased for the three months ended September 30, 2025, compared to $6.4 billion for the three months ended June 30, 2025, primarily due to higher domestic oil prices and higher sales volumes in the oil and gas segment, partially offset by lower Waha-to-Gulf-Coast gas spreads in the midstream and marketing segment.

YTD 2025 compared to YTD 2024
Depreciation, depletion and amortization of $5.9 billion increased for the nine months ended September 30, 2025, compared to $5.4 billion for the same period in 2024, primarily due to a full nine months of production from the CrownRock assets.
Income from equity investments and other of $333 million decreased for the nine months ended September 30, 2025, compared to $709 million for the same period in 2024, primarily due to Occidental's share of losses recognized by its investee, Net Power.

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

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Nine months ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Sales Volumes per Day
Oil (Mbbl)
United States	634	604	614	551
International	114	110	109	104
NGL (Mbbl)
United States	298	279	284	266
International	39	37	38	38
Natural Gas (MMcf)
United States	1,770	1,701	1,736	1,423
International	528	500	509	516
Total Sales Volumes (Mboe) (a)	1,468	1,397	1,419	1,282
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

The following table presents information about Occidental's average realized prices and index prices:

	Three months ended		Nine months ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Average Realized Prices
Oil ($/Bbl)
United States	$64.55	$62.83	$66.01	$76.68
International	$66.03	$68.88	$69.03	$79.07
Total Worldwide	$64.78	$63.76	$66.46	$77.06
NGL ($/Bbl)
United States	$18.98	$20.05	$21.46	$20.22
International	$24.40	$25.72	$25.97	$28.31
Total Worldwide	$19.60	$20.71	$21.99	$21.22
Natural Gas ($/Mcf)
United States	$1.48	$1.33	$1.74	$0.81
International	$1.89	$1.90	$1.89	$1.89
Total Worldwide	$1.57	$1.46	$1.78	$1.10

Average Index Prices
WTI oil ($/Bbl)	$64.93	$63.74	$66.70	$77.54
Brent oil ($/Bbl)	$68.14	$66.59	$69.87	$81.73
NYMEX gas ($/Mcf)	$3.28	$3.68	$3.53	$2.24

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	100%	100%	100%	99%
Worldwide oil as a percentage of average Brent	95%	96%	95%	94%
Worldwide NGL as a percentage of average WTI	30%	32%	33%	27%
Domestic natural gas as a percentage of average NYMEX	45%	36%	49%	36%

Q3 2025 compared to Q2 2025
Oil and gas segment earnings were $1.3 billion for the three months ended September 30, 2025, compared with segment earnings of $0.9 billion for the three months ended June 30, 2025. Excluding the impact of items affecting comparability, oil and gas segment earnings increased due to higher crude oil sales volumes worldwide and higher domestic oil prices.
Average daily sales volumes increased for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, mainly due to higher production from current year drilling plans in the Midland Basin.

YTD 2025 compared to YTD 2024
Oil and gas segment earnings were $3.9 billion for the nine months ended September 30, 2025, compared to $4.0 billion for the nine months ended September 30, 2024. Excluding the impact of items affecting comparability, oil and gas segment earnings decreased primarily due to lower crude oil prices, partially offset by higher sales volumes due to a full nine months of production from CrownRock assets in 2025.
Average daily sales volumes increased for the nine months ended September 30, 2025, compared to the same period in 2024, mainly due to the CrownRock Acquisition.

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to Occidental's domestic and international oil and gas revenue:

		Increase (Decrease) Related to
millions	Three months ended June 30, 2025 (b)	Price Realizations	Net Sales Volumes	Three months ended September 30, 2025 (b)
United States Revenue
Oil	$3,456	$98	$210	$3,764
NGL	457	(27)	39	469
Natural gas	205	21	14	240
Total	$4,118	$92	$263	$4,473
International Revenue
Oil (a)	$690	$(30)	$35	$695
NGL	86	(4)	6	88
Natural gas	88	(1)	4	91
Total	$864	$(35)	$45	$874

		Increase (Decrease) Related to
millions	Nine months ended September 30, 2024 (b)	Price Realizations	Net Sales Volumes	Nine months ended September 30, 2025 (b)
United States Revenue
Oil	$11,564	$(1,796)	$1,282	$11,050
NGL	1,314	129	61	1,504
Natural gas	314	534	(22)	826
Total	$13,192	$(1,133)	$1,321	$13,380
International Revenue
Oil (a)	$2,259	$(255)	$56	$2,060
NGL	293	(23)	—	270
Natural gas	269	1	(7)	263
Total	$2,821	$(277)	$49	$2,593
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

CHEMICAL SEGMENT

Q3 2025 compared to Q2 2025
Chemical segment earnings for the three months ended September 30, 2025 were $197 million, compared to $213 million for the three months ended June 30, 2025. The decline in the third quarter of 2025 resulted primarily from lower realized prices and volumes across most product lines, partially offset by favorable raw material costs.

YTD 2025 compared to YTD 2024
Chemical segment earnings for the nine months ended September 30, 2025 were $595 million, compared to $854 million for the nine months ended September 30, 2024. Excluding items affecting comparability, the decrease in pre-tax income resulted from lower realized pricing across most product lines, primarily PVC, and higher raw material and energy costs.

MIDSTREAM AND MARKETING SEGMENT

Q3 2025 compared to Q2 2025
Midstream and marketing segment earnings for the three months ended September 30, 2025 were $93 million, compared to segment earnings of $49 million for the three months ended June 30, 2025. Excluding the impact of items affecting comparability, midstream and marketing third quarter results decreased due to lower Waha-to-Gulf-Coast gas spreads and higher expenses due to the increase in activities in the low-carbon ventures businesses, partially offset by higher sulfur prices at Al Hosn and higher WES equity method investment income.

YTD 2025 compared to YTD 2024
Midstream and marketing segment earnings for the nine months ended September 30, 2025 were $65 million, compared to segment earnings of $714 million for the nine months ended September 30, 2024. Excluding the impact of items affecting comparability, midstream and marketing results increased due to higher sulfur prices at Al Hosn, higher Waha-to-Gulf-Coast gas spreads, and lower long-haul crude transportation costs, partially offset by higher losses from equity method investees and higher expenses due to the increase in activities in the low-carbon ventures businesses.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended		Nine months ended
millions, except percentages	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Income before income taxes	$1,166	$738	$3,236	$4,239
Income tax expense
Domestic - federal and state	(163)	(65)	(465)	(700)
International	(161)	(205)	(516)	(523)
Total income tax expense	(324)	(270)	(981)	(1,223)
Income from continuing operations	$842	$468	$2,255	$3,016
Worldwide effective tax rate	28%	37%	30%	29%

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

RECENT TAX LEGISLATION
For additional information on the potential impacts to Occidental related to the OBBB, IRA, and Pillar Two initiative, see Note 7 - Income Taxes in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of September 30, 2025, Occidental's sources of liquidity included $2.2 billion of cash and cash equivalents and $4.15 billion of borrowing capacity under its RCF, which matures on June 30, 2028. Following the close of the OxyChem Transaction, which is anticipated to close in the fourth quarter of 2025, Occidental intends to use the majority of the after-tax proceeds of the sale to further reduce debt by approximately $6.5 billion. There were no borrowings outstanding on Occidental's RCF as of September 30, 2025.

Operating Cash Flows
Operating cash flow from continuing operations was $7.9 billion for the nine months ended September 30, 2025, compared to $8.2 billion for the nine months ended September 30, 2024. The decrease in operating cash flow from continuing operations, compared to the same period in 2024, was primarily due to higher income tax payments as certain tax payments related to 2024 were deferred into 2025 and higher interest payments due to the debt issued for the CrownRock Acquisition.

Investing Cash Flows
Occidental’s net cash used by investing activities was $4.0 billion for the nine months ended September 30, 2025, compared to $12.8 billion for the nine months ended September 30, 2024. Investing activities for the nine months ended September 30, 2025 included $2.2 billion in divestitures of non-core oil and gas assets, compared to $1.7 billion in divestitures of non-core oil and gas assets for the nine months ended September 30, 2024. See Note 5 - Acquisitions and Divestitures in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
Capital expenditures, of which the majority were for the oil and gas segment, were $5.7 billion for the nine months ended September 30, 2025, compared to $5.2 billion for the nine months ended September 30, 2024.

Financing Cash Flows
Occidental’s net cash used by financing activities was $3.9 billion for the nine months ended September 30, 2025, which included payments of long-term debt of $3.6 billion and payments of common and preferred cash dividends of approximately $1.2 billion, partially offset by cash received of approximately $900 million related to warrant exercises. See Note 4 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $5.0 billion, which included net proceeds from debt issuance of $9.6 billion and proceeds from the issuance of common stock of $571 million primarily related to warrant exercises, offset by payments of long-term debt of $4.0 billion and payments of common and preferred cash dividends of $1.1 billion.
Occidental’s Zero Coupons can be put to Occidental in October of each year, in whole or in part, for the then accreted value of the outstanding Zero Coupons. The Zero Coupons can next be put to Occidental in October 2026, which, if put in whole, would require a payment of $401 million at such date. Occidental currently has the ability to meet this obligation and may use available capacity under the RCF to satisfy the put should it be exercised.
As of the date of this filing, Occidental was in compliance with all covenants in its financing agreements. As of the date of this filing, Occidental has no remaining debt maturities due in 2025, $1.6 billion in 2026, $1.5 billion in 2027 and $17.7 billion thereafter. Occidental terminated its receivables securitization facility effective September 26, 2025. Occidental currently expects its cash on hand, operating cash flows and funds available from the RCF to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing.
Occidental or its subsidiaries have provided financial assurances through a combination of cash, letters of credit and surety bonds. As of September 30, 2025, Occidental had no outstanding letters of credit under the RCF.
For additional information, see Risk Factors in Part I, Item 1A of Occidental’s 2024 Form 10-K and Part II, Item 1A Risk Factors below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended September 30, 2025, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2024 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in Occidental's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that Occidental's disclosure controls and procedures were effective as of September 30, 2025.
There has been no change in Occidental’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, Occidental’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

Occidental has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party and potential monetary sanctions are involved.
In September 2025, the New Mexico Environment Department (the Department) proposed a penalty amount to resolve alleged delayed reporting under the Department's rules of two emission events in 2020 at an Occidental subsidiary's facility in Lea County, New Mexico. The subsidiary is actively pursuing resolutions of this matter with the Department.
For information regarding legal proceedings, see Note 9 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Except for the addition of the risk factors set forth below, there have been no material changes to the risk factors included under Part I, Item 1A of the 2024 Form 10-K.

Risks related to the OxyChem Transaction

The OxyChem Transaction is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.

On October 1, 2025, the Company, through two subsidiaries, entered into the Purchase Agreement, pursuant to which, subject to the terms and conditions set forth therein, Berkshire Hathaway has agreed to acquire all of the issued and outstanding equity interests in OxyChem for $9.7 billion, subject to customary adjustments for cash and indebtedness and for changes in working capital from an agreed upon working capital target. The Purchase Agreement provides that completion of the OxyChem Transaction is subject to the satisfaction or waiver of customary closing conditions, including, among other things, obtaining certain required regulatory consents or approvals. There can be no assurance regarding the timing of the completion of the OxyChem Transaction or that the transaction will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the OxyChem Transaction, including, but not limited to, potential issues or delays in obtaining various regulatory approvals. In addition, each party has the right to terminate the Purchase Agreement under specified circumstances, including if the closing of the transaction has not occurred on or before March 30, 2026, subject to an automatic extension of 90 days if certain conditions relating to regulatory approvals have not been satisfied or waived by such date.

If the OxyChem Transaction is not completed, Occidental will not be able to accelerate the reduction of its outstanding indebtedness with the anticipated proceeds from the transaction.

Occidental expects to use a majority of the after-tax proceeds from the transaction to accelerate the reduction of its outstanding indebtedness. If the OxyChem Transaction is not completed, Occidental will not be able to complete the anticipated accelerated reduction in outstanding indebtedness, which could have an adverse effect on Occidental’s cost of capital and ability to access capital markets. If the transaction is not completed and Occidental is unable to generate sufficient funds from its operations or divestitures on favorable terms or at all to satisfy its capital requirements, including its existing debt obligations, or to raise additional capital on acceptable terms, Occidental’s businesses, financial condition, results of operations, cash flows and/or stock price could be adversely affected.

If the OxyChem Transaction is completed, Occidental's business will be more exposed to fluctuations in the markets for oil, NGL and natural gas, which could adversely affect Occidental's business, financial condition, results of operations or cash flows.

If the OxyChem Transaction is completed, Occidental's business will be more exposed to fluctuations in the markets for oil, NGL and natural gas. Prices for oil, NGL and natural gas fluctuate widely. Historically, the markets for oil, NGL and natural gas have been volatile and may continue to be volatile in the future. If the prices of oil, NGL or natural gas continue to be volatile or decline, Occidental’s operations, financial condition, cash flows, level of expenditures, the quantity of estimated proved reserves that may be attributed to its properties and/or stock price may be materially and adversely affected. Prices are determined by global and local market forces which are not in Occidental’s control.

In connection with the OxyChem Transaction, the Company, by or through one or more of its subsidiaries, will retain certain liabilities and be subject to post-closing indemnification obligations, any of which could adversely affect Occidental's business, financial condition, results of operations or cash flows.

In connection with the OxyChem Transaction, an Occidental subsidiary will retain environmental liabilities relating to OxyChem's legacy sites. Furthermore, under the Purchase Agreement, there are post-closing indemnification obligations, for, among other items, (i) such legacy environmental liabilities and (ii) pre-closing liabilities of OxyChem, including pre-closing environmental liabilities, in each case, subject to certain limitations and procedures. In connection with the closing, Occidental will enter into a guaranty in favor of Berkshire Hathaway to guarantee those indemnification obligations of its subsidiaries. Such retained liabilities or indemnification obligations could be greater than expected and could result in significant liability to Occidental, which could adversely affect its business, financial condition, results of operations or cash flows.

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

2.1#
Purchase and Sale Agreement, dated as of October 1, 2025, by and among Berkshire Hathaway Inc., Occidental Chemical Holding, LLC and, solely for the limited purposes therein, Environmental Resource Holdings, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K dated October 3, 2025, File No. 1-9210).

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
# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

November 10, 2025	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller