Form 10-Q
period 2026-03-31
OCCIDENTAL PETROLEUM CORP /DE/
filed 2026-05-05
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2026
Common Stock, $0.20 par value	994,634,701

DEFINED TERMS AND ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Warrants	Stock warrants issued on August 8, 2019 to Berkshire Hathaway with a $59.59 strike price
BlackRock	BlackRock Inc.
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
the Company	Occidental and/or one or more entities in which it owns a controlling interest (subsidiaries)
Common Stock Warrants	Stock warrants issued to holders of Occidental common stock with a strike price of $22.00, listed on the NYSE under the symbol “OXY.WS”
DASS	Diamond Alkali Superfund Site
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
HLBV	Hypothetical Liquidation at Book Value
IAC	Items Affecting Comparability
LOE	Lease operating expense
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	non-controlling interest
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OxyChem	Occidental Chemical Corporation, a Texas corporation, and its consolidated subsidiaries
OxyChem Transaction	the sale of all of the issued and outstanding equity interests in OxyChem to Berkshire Hathaway pursuant to a purchase and sale agreement dated October 2, 2025, which closed on January 2, 2026
RCF	revolving credit facility
ROD	Record of Decision
SEC	U.S. Securities and Exchange Commission
VIE	variable interest entity
Waha	natural gas trading hub in the Permian Basin
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
Zero Coupons	Zero Coupon senior notes due 2036
2025 Form 10-K	Occidental's Annual Report on Form 10-K for the year ended December 31, 2025

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$3,811	$1,968
Trade receivables, net of reserves	3,677	2,575
Joint interest receivables	791	684
Inventories	1,862	1,823
Other current assets	933	601
Current assets held for sale	—	1,176
Total current assets	11,074	8,827

Property, plant and equipment, gross	138,123	137,753
Accumulated depreciation, depletion and amortization	(75,007)	(74,110)
Total property, plant and equipment, net	63,116	63,643

Operating lease assets	890	908
Investments in unconsolidated entities	2,341	2,475
Non-current assets held for sale	—	5,344
Other long-term assets	3,043	2,989
Total non-current assets	6,274	11,716
TOTAL ASSETS	$80,464	$84,186

LIABILITIES
Current maturities of long-term debt	$424	$1,773
Accounts payable	3,776	3,285
Accrued liabilities	4,953	3,592
Liabilities held for sale	—	778
Total current liabilities	9,153	9,428

Long-term debt, net	15,247	20,623

Deferred income taxes, net	5,033	5,636
Asset retirement obligations	4,128	4,172
Non-current liabilities held for sale	—	418
Other liabilities	7,343	7,311
Total deferred credits and other liabilities	16,504	17,537

EQUITY
Preferred stock, at $1.00 per share par value, issued shares: 2026 — 84,897 and 2025 —84,897	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2026 — 1,220,886,511 and 2025 — 1,214,337,600	244	243
Treasury stock: 2026 — 229,693,951 shares and 2025 — 228,311,184 shares	(15,676)	(15,597)
Additional paid-in capital	21,077	21,008
Retained earnings	24,806	21,891
Accumulated other comprehensive income	194	202
Total stockholders' equity	38,932	36,034
Noncontrolling interest	628	564
Total equity	39,560	36,598
TOTAL LIABILITIES AND EQUITY	$80,464	$84,186
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions, except per-share amounts	2026	2025

REVENUES AND OTHER INCOME
Net sales	$5,230	$5,704
Interest, dividends and other income	81	53
Losses on sales of assets and other, net	(202)	(19)
Total	5,109	5,738

COSTS AND OTHER DEDUCTIONS
Oil and gas lease operating expense	1,118	1,217
Transportation and gathering expense	421	452
General and administrative expense	245	241
Other operating and non-operating expense	356	326
Taxes other than on income	259	264
Depreciation, depletion and amortization	1,794	1,804
Asset impairments and other charges	120	—
Acquisition-related costs	—	6
Exploration expense	110	55
Interest and debt expense, net	432	310
Total	4,855	4,675

Income before income taxes and other items	254	1,063

OTHER ITEMS
Income from equity investments and other	136	114
Total	136	114

Income from continuing operations before income taxes	390	1,177
Income tax expense	(154)	(347)
Income from continuing operations	236	830
Discontinued operations, net of taxes	3,123	115
NET INCOME	3,359	945
Less: Net income attributable to noncontrolling interest	(14)	(9)
Less: Preferred stock dividends	(170)	(170)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,175	$766

PER COMMON SHARE
Income from continuing operations—basic	$0.05	$0.69
Discontinued operations—basic	3.14	0.12
Net income attributable to common stockholders—basic	$3.19	$0.81

Income from continuing operations—diluted	$0.05	$0.65
Discontinued operations—diluted	3.08	0.12
Net income attributable to common stockholders—diluted	$3.13	$0.77

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2026	2025
Net income	$3,359	$945
Other comprehensive income (loss) items:
Gains (losses) on derivatives	3	(3)
Pension and postretirement losses	(16)	(3)
Other	5	(3)
Other comprehensive income (loss), net of tax	(8)	(9)
Comprehensive income	3,351	936
Less: Comprehensive income attributable to noncontrolling interest	(14)	(9)
Comprehensive income attributable to preferred and common stockholders	$3,337	$927

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	$8,287	$233	$(15,597)	$19,868	$21,189	$179	$321	$34,480
Net income	—	—	—	—	936	—	9	945
Other comprehensive loss, net of tax	—	—	—	—	—	(9)	—	(9)
Dividends on common stock, $0.24 per share	—	—	—	—	(229)	—	—	(229)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	—	—	3	—	—	—	3
Issuance of common stock and other, net of cancellations	—	1	—	21	—	—	—	22
Noncontrolling interest contributions, net	—	—	—	—	—	—	63	63
Balance as of March 31, 2025	$8,287	$234	$(15,597)	$19,892	$21,726	$170	$393	$35,105

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance as of December 31, 2025	$8,287	$243	$(15,597)	$21,008	$21,891	$202	$564	$36,598
Net income	—	—	—	—	3,345	—	14	3,359
Other comprehensive loss, net of tax	—	—	—	—	—	(8)	—	(8)
Dividends on common stock, $0.26 per share	—	—	—	—	(260)	—	—	(260)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	1	—	78	—	—	—	79
Options exercised	—	—	—	6	—	—	—	6
Issuance of common stock and other, net of cancellations	—	—	—	(15)	—	—	—	(15)
Purchase of treasury stock	—	—	(79)	—	—	—	—	(79)
Noncontrolling interest contributions, net	—	—	—	—	—	—	50	50
Balance as of March 31, 2026	$8,287	$244	$(15,676)	$21,077	$24,806	$194	$628	$39,560
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Three months ended March 31,
millions	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,359	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(3,123)	(115)
Depreciation, depletion and amortization of assets	1,794	1,804
Deferred income tax provision (benefit)	50	(125)
Asset impairments and other charges	105	—
Losses on sales of assets and other, net	202	19
Other noncash charges to income	864	243
Changes in operating assets and liabilities:
Increase in trade receivables	(1,101)	(19)
Increase in inventories	(26)	—
Increase in other current assets	(285)	(3)
Decrease in accounts payable and accrued liabilities	(482)	(766)
Increase in current domestic and foreign income taxes	35	49
Operating cash flow from continuing operations	1,392	2,032
Operating cash flow from discontinued operations, net of taxes	(111)	116
Net cash provided by operating activities	1,281	2,148
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,554)	(1,682)
Change in capital accrual	(25)	50
Purchases of assets, businesses and equity investments, net	(25)	(52)
Proceeds from sales of assets, net	57	1,306
Equity investments and other, net	(66)	(75)
Investing cash flow from continuing operations	(1,613)	(453)
Investing cash flow from discontinued operations	9,461	(278)
Net cash provided (used) by investing activities	7,848	(731)
CASH FLOW FROM FINANCING ACTIVITIES
Payments of debt	(6,903)	(518)
Proceeds from issuance of common stock	95	25
Purchases of treasury stock	(56)	—
Cash dividends paid on common and preferred stock	(409)	(380)
Contributions from noncontrolling interest	50	63
Other financing, net	(105)	(118)
Financing cash flow from continuing operations	(7,328)	(928)
Financing cash flow from discontinued operations	—	(4)
Net cash used by financing activities	(7,328)	(932)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,801	485
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,046	2,157
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$3,847	$2,642
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

NOTE 1 - GENERAL

NATURE OF OPERATIONS
The Company conducts its operations through various subsidiaries and affiliates. The Company has made its disclosures in accordance with United States generally accepted accounting principles as they apply to interim reporting and has condensed or omitted, as permitted by the rules and regulations of the SEC, certain information and disclosures normally included in Consolidated Financial Statements and the notes thereto. These unaudited Consolidated Condensed Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the 2025 Form 10-K.
In the opinion of the Company's management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present the Company's results of operations and cash flows for the three months ended March 31, 2026 and 2025 and the Company's financial position as of March 31, 2026 and December 31, 2025. The income and cash flows for the periods ended March 31, 2026 and 2025 are not necessarily indicative of the income or cash flows to be expected for the full year.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES." As of March 31, 2026, the Company owned all of the 2.2% non-voting general partner interest, 38.2% of the WES limited partner units, and a 2% non-voting limited partner interest in WES Operating, a subsidiary of WES. In February 2026, in connection with the amendment of certain commercial agreements, the Company transferred 15.3 million units to WES, and recorded charges of $105 million. As of March 31, 2026, the Company's combined share of net income from WES and its subsidiaries was 40.8%.

DISCONTINUED OPERATIONS
The OxyChem Transaction closed on January 2, 2026 for an adjusted purchase price of $9.5 billion, subject to additional post-closing adjustments. In connection with the transaction, the Company retained environmental liabilities relating to legacy sites. Furthermore, there are post-closing indemnification obligations for (i) such legacy environmental liabilities and (ii) pre-closing liabilities of OxyChem, including pre-closing environmental liabilities, in each case subject to certain limitations and procedures, and Occidental entered into a guaranty in favor of Berkshire Hathaway to guarantee these indemnification obligations.
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
■Beginning October 1, 2025, in accordance with ASC 360, Property, Plant, and Equipment (PP&E), depreciation and amortization were no longer recorded for the chemical segment's PP&E and right of use lease assets.

Unless otherwise indicated, information presented in the Notes to Consolidated Financial Statements relates only to the Company's continuing operations. Additional information related to discontinued operations is included in Note 4 - Acquisitions, Divestitures and Other Transactions and in some instances, where appropriate, is included as a separate disclosure within the individual Notes to Consolidated Financial Statements.

NON-CONTROLLING INTEREST
The Company and BlackRock formed a joint venture for the continued development of the first commercial-scale direct air capture facility. The joint venture is a VIE and the Company consolidates the VIE as it is the primary beneficiary. BlackRock's investment is accounted for as an NCI. As of March 31, 2026, BlackRock has invested the entirety of its total commitment of $550 million. In addition, the Company has entered into agreements with the joint venture related to project management, operations and maintenance and carbon removal offtake. The Company may incur additional payments if certain construction and operational thresholds are not met.
The Company may call the NCI on June 30, 2035 or earlier if the plant does not achieve commercial operations or ceases and permanently discontinues operations. Dividends from the joint venture will be distributed preferentially to the

NCI up to a return threshold, then preferentially to the Company thereafter. The NCI receives preferential distributions in liquidation.
The Company has determined that the appropriate methodology for attributing income and loss from the joint venture is the HLBV method. As of March 31, 2026, the VIE's assets were comprised of $1.2 billion construction in progress. Noncontrolling interest as of March 31, 2026 was $628 million.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of March 31, 2026 and 2025:

millions	2026	2025
Cash and cash equivalents	$3,811	$2,604
Cash and cash equivalents included in assets held for sale	—	8
Restricted cash and restricted cash equivalents included in other current assets	18	15
Restricted cash and restricted cash equivalents included in other long-term assets	18	15
Cash, cash equivalents, restricted cash and restricted cash equivalents	$3,847	$2,642

RECEIVABLES AND OTHER CURRENT ASSETS
Trade receivables, net of $3.7 billion and $2.6 billion as of March 31, 2026 and December 31, 2025, respectively, represent rights to payment for which the Company had satisfied its obligations under a contract with a customer and its right to payment was conditioned only on the passage of time. The allowance for doubtful accounts was insignificant as of both dates.

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid, refunds received and interest paid during the three months ended March 31, 2026 and 2025, respectively:

millions	2026	2025
Income tax payments	$118	$414
Income tax refunds received	$—	$(1)
Interest paid (a)	$404	$486
(a)    Net of capitalized interest of $50 million and $42 million for the three months ended March 31, 2026 and 2025, respectively.

INVENTORIES
Materials and supplies are valued at weighted-average cost and are reviewed periodically for obsolescence. Commodity inventory primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value.
Inventories consisted of the following as of March 31, 2026 and December 31, 2025:

millions	March 31, 2026	December 31, 2025
Materials and supplies	$1,249	$1,222
Commodity inventory	613	601
Total	$1,862	$1,823

ACCRUED LIABILITIES - CURRENT
Accrued liabilities - current consisted of the following as of March 31, 2026 and December 31, 2025:

millions	March 31, 2026	December 31, 2025
Income tax payable	$1,643	$159
Payroll and related expenses	354	620
Taxes other than on income	413	498
Accrued interest payable	184	386
Dividends payable	405	383
Asset retirement obligations	343	381
Operating lease liabilities	383	350
Other	1,228	815
Total	$4,953	$3,592

OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

millions	March 31, 2026	December 31, 2025
Long term tax liabilities	$2,427	$2,393
Environmental remediation liabilities	1,704	1,719
Pension and postretirement obligations	933	985
Operating lease liabilities	557	605
Other	1,722	1,609
Total	$7,343	$7,311

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas or services, such as transportation.
The following table shows a reconciliation of revenue from customers to total net sales for the three months ended March 31, 2026 and 2025:

millions	2026	2025

Revenue from customers	$5,569	$5,813
All other revenues (a)	(339)	(109)
Net sales	$5,230	$5,704
(a)    Includes other net revenues from the midstream and marketing segment.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents the Company's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three Months Ended March 31, 2026
Oil and gas
Oil	$3,873	$650	$—	$4,523
NGL	444	74	—	518
Gas	164	83	—	247
Other	24	2	—	26
Segment total	$4,505	$809	$—	$5,314
Midstream and marketing	$121	$276	$—	$397
Eliminations	$—	$—	$(142)	$(142)
Consolidated	$4,626	$1,085	$(142)	$5,569

millions	United States	International	Eliminations	Total

Three Months Ended March 31, 2025
Oil and gas
Oil	$3,830	$675	$—	$4,505
NGL	578	96	—	674
Gas	381	84	—	465
Other	38	1	—	39
Segment total	$4,827	$856	$—	$5,683
Midstream and marketing	$144	$138		$282
Eliminations	$—	$—	$(152)	$(152)
Consolidated	$4,971	$994	$(152)	$5,813

NOTE 3 - LONG-TERM DEBT

As of March 31, 2026 and December 31, 2025, the Company's debt consisted of the following:

millions	2026	2025
Two-year term loan due 2026 (5.475% as of December 31, 2025)	—	1,280
3.200% senior notes due 2026	—	182
7.500% debentures due 2026	—	112
8.500% senior notes due 2027	—	489
3.000% senior notes due 2027	—	216
7.125% debentures due 2027	—	150
7.000% debentures due 2027	48	48
5.000% senior notes due 2027	—	600
6.625% debentures due 2028	14	14
7.150% debentures due 2028	—	232
7.200% senior debentures due 2028	—	82
6.375% senior notes due 2028	—	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	102	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	—	286
5.200% senior notes due 2029	—	1,200
Variable rate bonds due 2030	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	1,068	1,449
6.125% senior notes due 2031	298	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
5.375% senior notes due 2032	1,000	1,000
5.550% senior notes due 2034	1,200	1,200
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	263	285
0.000% loan due 2039 (CAD denominated)	16	17
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	737	737
4.500% senior notes due 2044	191	191
4.625% senior notes due 2045	296	296
6.600% senior notes due 2046	1,117	1,117
4.400% senior notes due 2046	424	424
4.100% senior notes due 2047	258	258
4.200% senior notes due 2048	304	304
4.400% senior notes due 2049	280	280
6.050% senior notes due 2054	1,000	1,000
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$13,757	$20,427

As of March 31, 2026 and December 31, 2025, the following table summarizes the Company's outstanding debt, including finance lease liabilities:

millions	2026	2025
Total borrowings at face value	$13,757	$20,427
Adjustments to book value:
Unamortized premium, net	1,012	1,054
Debt issuance costs	(62)	(84)
Net book value of debt	$14,707	$21,397
Long-term finance leases	764	801
Current finance leases	200	198
Total debt and finance leases	$15,671	$22,396
Less: current finance leases	(200)	(198)
Less: current maturities of long-term debt	(224)	(1,575)
Long-term debt, net	$15,247	$20,623

DEBT REDUCTION ACTIVITY
The Company utilized proceeds from the OxyChem Transaction to repay debt of $6.7 billion, which resulted in a loss on extinguishment of $237 million. The following table summarizes the Company's debt extinguishment in the three months ended March 31, 2026:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2025	$20,427

Repayments
Two-year term loan due 2026	(1,280)
3.200% senior notes due 2026	(182)
7.500% debentures due 2026	(112)
3.000% senior notes due 2027	(216)
5.000% senior notes due 2027	(600)
7.125% debentures due 2027	(150)
8.500% senior notes due 2027	(489)
6.375% senior notes due 2028	(578)
7.150% debentures due 2028	(232)
7.200% senior debentures due 2028	(82)
3.500% senior notes due 2029	(286)
5.200% senior notes due 2029	(1,200)
7.950% debentures due 2029	(14)
6.625% senior notes due 2030	(381)
6.125% senior notes due 2031	(845)
Zero Coupon senior notes due 2036	(22)
0.000% loan due 2039 (CAD denominated)	(1)
Total repayments	$(6,670)

Total borrowings at face value as of March 31, 2026	$13,757

Subsequent to March 31, 2026, but before the date of this filing, the Company repaid an additional $0.4 billion of long-term debt.

FAIR VALUE OF DEBT
The estimated fair value of the Company's principal debt as of March 31, 2026 and December 31, 2025, the majority of which was classified as Level 1, was $13.9 billion and $20.8 billion, respectively.

NOTE 4 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

ACQUISITIONS AND DIVESTITURES
During the first quarter of 2026, the Company entered into an agreement to divest non-core proved and unproved royalty and mineral interests as well as certain processing plants in the Permian Basin. The Company recorded a $186 million loss primarily attributable to the processing plants. The transaction closed in the second quarter of 2026.

DISCONTINUED OPERATIONS
In October 2025, the Company announced a purchase and sale agreement with Berkshire Hathaway to sell all of the issued and outstanding equity interests in OxyChem in an all-cash transaction for an adjusted purchase price of $9.5 billion, subject to additional post-closing adjustments. The sale was completed on January 2, 2026, resulting in a gain of $3.1 billion, net of taxes. The OxyChem Transaction marks a strategic change in the Company's operations. For information related to the presentation of financials for discontinued operations, see Note 1 - General. Refer to Note 3 Long-Term Debt for the Company's use of the after-tax sale proceeds.
The following table summarizes the components of the purchase price:

in millions	Total
Cash purchase price	$9,700
Closing Adjustments
Working capital adjustment	(158)
Post-close adjustments	(40)
Total Cash Purchase Price	$9,502

The following table presents the amounts reported in discontinued operations, net of income taxes, for the three months ended March 31:

millions	2026	2025
Revenues and other income
Net Sales	$26	$1,099
Interest, dividends and other income	—	6
Gains on sales of assets and others, net	4,072	—
Total revenues and other income	4,098	1,105
Costs and other deductions
Chemical cost of sales	23	762
General and administrative expense	4	26
Other operating and non-operating expense	28	66
Depreciation, depletion and amortization	—	113
Acquisition-related costs	—	—
Other expense, net	—	8
Total costs and other deductions	55	975
Income before income taxes and other items	4,043	130
Income from equity investments and other	1	25
Income before income taxes	4,044	155
Income tax expense	(921)	(40)
Income from discontinued operations, net of tax	$3,123	$115

NOTE 5 - DERIVATIVES

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

CRUDE COLLARS
In February 2026, the Company entered into crude two-way collar derivative instruments beginning in March for the remainder of 2026 to manage its near-term exposure to cash flow variability from crude oil price risk. A two-way collar is a combination of a sold call and a purchased put. The sold call establishes a ceiling price and the purchased put establishes a floor price that the Company will receive for the contracted commodity volume for a defined period of time. Gains and losses associated with changes in the fair value of the collars are recognized in net sales. The collars have a notional volume of 100 Mbbl per day, a floor WTI price of $55.00 per barrel and a weighted average ceiling WTI price of $75.89 per barrel.

MARKETING DERIVATIVES
The Company's marketing derivative instruments are short-duration physical and financial forward contracts. As of March 31, 2026, the weighted-average settlement price of these forward contracts was $85.51 per barrel and $2.09 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $59.59 per barrel and $2.53 per Mcf for crude oil and natural gas, respectively, as of December 31, 2025. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact the Company's earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales.
The following table summarizes net short volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	March 31, 2026	December 31, 2025
Oil commodity contracts
Volume (MMbbl)	(54)	(59)
Natural gas commodity contracts
Volume (Bcf)	(294)	(189)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of the Company's outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
March 31, 2026
Marketing Derivatives
Other current assets	$3,915	$436	$—	$(4,167)	$184
Accrued liabilities	(4,225)	(299)	—	4,167	(357)
Crude Collars
Accrued liabilities	(292)	—	—	—	(292)

December 31, 2025
Marketing Derivatives
Other current assets	$345	$51	$—	$(328)	$68
Accrued liabilities	(336)	(24)	—	328	(32)

(a)These amounts do not include collateral. The Company netted $310 million of collateral deposited with brokers against derivative liabilities as of March 31, 2026. As of December 31, 2025, the Company netted $29 million of collateral received from brokers against derivative assets and $23 million collateral deposited with brokers against derivative liabilities.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and losses related to the Company's derivative instruments and the location on the Consolidated Condensed Statements of Operations.

millions	Three months ended March 31,
Income Statement Classification	2026	2025

Marketing derivatives (included in net sales)	$2	$(107)
Crude collars (included in net sales)	$(339)	$—

CREDIT RISK
The majority of the Company's credit risk is related to the physical delivery of energy commodities to its counterparties and their potential inability to meet their settlement commitments. The Company manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring collateral or other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. The Company also enters into futures contracts through regulated exchanges with select clearinghouses and brokers, which are subject to minimal credit risk, if any.

NOTE 6 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended March 31,
millions	2026	2025
Income before income taxes	$390	$1,177
Current
Federal	10	(330)
State and Local	2	(13)
Foreign	(116)	(129)
Total current tax expense	$(104)	$(472)
Deferred
Federal	(28)	139
State and Local	(3)	4
Foreign	(19)	(18)
Total deferred tax benefit (expense)	$(50)	$125
Total income tax expense
Federal	(18)	(191)
State and Local	(1)	(9)
Foreign	(135)	(147)
Total income tax expense	$(154)	$(347)
Income from continuing operations	$236	$830
Worldwide effective tax rate	39%	29%

The worldwide effective tax rates for the periods presented in the table above were primarily driven by the Company's jurisdictional mix of income from continuing operations. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. The reclassification of OxyChem, which primarily consists of domestic operations, to discontinued operations increased the Company's effective tax rate from continuing operations. The effective tax rate for discontinued operations was 23% and 26% for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7 - ENVIRONMENTAL LIABILITIES AND EXPENDITURES

The Company and its subsidiaries and their respective operations are subject to stringent federal, regional, state, provincial, tribal, local and international laws and regulations related to improving or maintaining environmental quality. The laws that require or address environmental remediation, including CERCLA and similar federal, regional, state, provincial, tribal, local and international laws, may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. The Company or certain of its subsidiaries participate in or actively monitor a range of remedial activities and government or private proceedings under these laws with respect to alleged past practices at Third-Party, Currently Operated, and Closed or Non-Operated Sites, in addition to NPL Sites. Remedial activities may include one or more of the following: investigation involving sampling, modeling, risk assessment or monitoring; clean-up measures including removal, treatment or disposal; or operation and maintenance of remedial systems. The environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs.
As discussed in Note 1 - General, certain Occidental subsidiaries remain responsible for environmental remediation at legacy sites and the indemnification of legacy environmental liabilities and pre-closing liabilities of OxyChem, which were not classified as held for sale. Expenses related to OxyChem and the retained liabilities and indemnification obligations associated with the chemical business are reported as discontinued operations for all periods presented, reflecting the OxyChem Transaction.

ENVIRONMENTAL REMEDIATION
As of March 31, 2026, the Company participated in or monitored remedial activities or proceedings at 151 sites. The following table presents the current and non-current environmental remediation liabilities of the Company separated by those related to ongoing operations and discontinued operations as of March 31, 2026 and December 31, 2025.

millions	as of March 31, 2026			as of December 31, 2025
	Ongoing Operations	Discontinued Operations	Total	Ongoing Operations	Discontinued Operations	Total
Current Portion:
Accrued liabilities	$55	$96	$151	$55	$96	$151
Non-Current Portion:
Deferred credit and other liabilities	137	1,567	1,704	141	1,578	1,719
Total current and non-current	$192	$1,663	$1,855	$196	$1,674	$1,870

The estimates of environmental remediation liabilities in the table above vary over time depending on factors such as acquisitions or divestitures, identification of additional sites, remedy selection and implementation and changes in applicable laws or regulations, among other factors. Environmental remediation expenses primarily relate to existing conditions from alleged past practices.
Environmental remediation sites for ongoing operations and discontinued operations are grouped into NPL Sites and the following three categories of non-NPL Sites — Third-Party Sites, Currently Operated Sites and Closed or Non-operated Sites — as of March 31, 2026.

	March 31, 2026
millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	29	$1,372
Third-Party Sites	68	239
Currently Operated Sites	4	23
Closed or Non-operated Sites	50	221
Total	151	$1,855

As of March 31, 2026, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 16 of the 151 sites described above, and 86 of the sites had liabilities less than $1 million each. Based on current estimates, the Company expects its subsidiaries to expend funds corresponding to approximately 30% of the year-end remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
The Company believes the range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 151 environmental sites in the table above could be up to $1.9 billion. The status of the Company's involvement with the sites and related significant assumptions have not changed materially since December 31, 2025.

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
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2 and is located upstream from the Lister Avenue Plant site for which an Occidental subsidiary inherited legal responsibility. In March 2023, the EPA issued a Unilateral Administrative Order in which it directed and ordered such subsidiary to design the EPA's selected interim remedy for OU4. The EPA has estimated the cost to remediate OU4 to be approximately $440 million.
Natural Resource Trustees – In addition to the activities described above, federal and state natural resource trustees are assessing natural resources in the Lower Passaic River and Greater Newark Bay to evaluate potential claims for natural resource damages.

Legal matters related to the DASS (Alden Leeds)
In December 2022, the EPA and the DOJ filed a proposed Consent Decree in the Alden Leeds litigation, seeking court approval to settle with 85 parties for a total of $150 million for cleanup costs associated with OU2 and OU4. In January 2024, the DOJ filed a proposed Amended Consent Decree that excluded three companies from the original settlement, among other changes, and subsequently filed a motion to approve the Amended Consent Decree. In December 2024, the U.S. District Court for the District of New Jersey (District Court) approved the Amended Consent Decree. In its order approving the Amended Consent Decree, the District Court accepted the EPA's revised determination that the Company was responsible for approximately 85% of the cleanup costs for OU2 and OU4. The Company filed an appeal against the District Court's ruling on the grounds that the decision was flawed for several reasons, including the failure to consider the impact of recent Supreme Court decisions that restrict EPA authority and limit judicial deference to EPA actions. The Notice of Appeal was filed in February 2025, and all briefs have been filed as of January 2026.
As a result of the District Court's approval of the Amended Consent Decree, the non-current environmental remediation liability related to OU2 and OU4 was increased by $925 million in the fourth quarter of 2024. This charge was included in asset impairments and other charges in the Company's Consolidated Statements of Operations and represented the additional share of the total estimated remediation costs which may be incurred because of the assignment by the District

Court of 85% of the responsibility for OU2 and OU4. These costs have not been discounted as the timing and amount of the payments are not fixed or reliably determinable. It is expected that the cash outlay for remediation costs will be expended over ten to twenty years, or more.
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

NOTE 8 - LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS
The Company is involved, in the normal course of business, in lawsuits, claims and other legal proceedings that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. The Company also is involved in proceedings under CERCLA and similar federal, regional, state, provincial, tribal, local and international environmental laws. These environmental proceedings seek funding or performance of remediation and, in some cases, compensation for alleged property damage, natural resource damages, punitive damages, civil penalties, injunctive relief and government oversight costs. Usually the Company is among many companies in these environmental proceedings and has to date been successful in sharing remediation costs with other financially sound companies. Further, some lawsuits, claims and legal proceedings involve acquired or divested assets with respect to which a third party or the Company retains liability or indemnifies the other party for conditions that existed prior to the transaction.
In accordance with applicable accounting guidance, the Company accrues contingency reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Contingency reserves for matters, other than for tax matters discussed below and environmental matters discussed in Note 7 – Environmental Liabilities and Expenditures, that satisfy these criteria as of March 31, 2026 were not material to the Company's Consolidated Condensed Balance Sheets.
If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected. The Company's estimates are based on information known about the legal matters and its experience in contesting, litigating and settling similar matters. The Company will reassess the probability and estimability of contingent losses as new information becomes available.

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
Anadarko received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. In September 2018, Anadarko received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting Anadarko's refund claim. Anadarko disagreed and, in November 2018, filed a petition with the U.S. Tax Court to dispute the disallowance. Trial was held in May 2023. The parties filed post-trial briefs throughout 2023 and 2024. Closing arguments were held in May 2024. The Tax Court may issue an opinion at any time. If the Tax Court opines that all or a portion of the original $5.2 billion deduction is not deductible, a computation phase will commence where the parties will compute the tax amount to be included in the Tax Court's decision. Once the parties submit their computation, the Tax Court will formally enter the decision reflecting the computed tax amount. To pursue an appeal of the Tax Court's decision, any tax due as a result of the Tax Court's decision must be fully bonded or paid within 90 days of the decision's entry. If Anadarko does not pursue an appeal, the IRS will assess any resulting tax deficiency, including interest, and issue a notice demanding payment thereof.
In accordance with ASC 740's guidance on the accounting for uncertain tax positions, the Company has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, the Company has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. If the payment is ultimately determined not to be deductible, the Company would be required to repay the tentative refund received, plus other cash benefits received related to the $5.2 billion deduction, plus interest, which as of March 31, 2026 totaled approximately $2.3 billion. As a result, should the Company not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of March 31, 2026, the Company would be required to repay approximately $1.4 billion in federal and state taxes and accrued interest of $997 million. A liability for the taxes and interest is included in other liabilities.

INDEMNITIES TO THIRD PARTIES
The Company has indemnified various parties against specified liabilities those parties might incur in the future in connection with purchases and other transactions that they have entered into with the Company. These indemnities usually are contingent upon the other party incurring liabilities that reach specified thresholds. The Company reserves for indemnity claims when a payment for such claims is probable and estimable. As discussed in Note 1 - General, Berkshire Hathaway has post-closing indemnification rights in connection with the OxyChem Transaction.

NOTE 9 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended March 31,
millions except per-share amounts	2026	2025
Income from continuing operations	$236	$830
Discontinued operations, net of taxes	3,123	115
Net income	$3,359	$945
Less: Income attributable to noncontrolling interest	(14)	(9)
Less: Preferred stock dividends	(170)	(170)
Net income attributable to common stock	$3,175	$766
Less: Net income allocated to participating securities	(20)	(5)
Net income, net of participating securities	$3,155	$761
Weighted-average number of basic shares	989.8	941.3
Basic income per common share	$3.19	$0.81
Net income attributable to common stock	$3,175	$766
Less: Net income allocated to participating securities	(19)	(5)
Net income, net of participating securities	$3,156	$761
Weighted-average number of basic shares	989.8	941.3
Dilutive securities	17.1	41.6
Dilutive effect of potentially dilutive securities	1,006.9	982.9
Diluted income per common share	$3.13	$0.77

Anti-dilutive securities excluded from diluted shares (millions)	83.9	83.9

The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2026:

Period	Exercise of Warrants (a)	Other (b)	Treasury Stock Purchases (c)	Common Stock Outstanding
December 31, 2025				986,026,416
First Quarter 2026	3,609,243	2,939,668	(1,382,767)	991,192,560
Total	3,609,243	2,939,668	(1,382,767)	991,192,560
(a) $79 million of cash was received in the first three months of 2026 from the exercise of common stock warrants.
(b) Includes issuances under the 2015 long-term incentive plan and the OPC savings plan.
(c) Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

As of March 31, 2026, Occidental had 26.8 million Common Stock Warrants with a strike of $22.00 per share and 83.9 million Berkshire Warrants held by Berkshire Hathaway with a strike of $59.59 per share.
On March 3, 2025, Occidental announced an offer to exercise its Common Stock Warrants, each exercisable at $22.00, at a temporarily reduced price of $21.30 per share with an expiration date of March 31, 2025. In April 2025, Occidental issued 41.9 million shares of stock in return for proceeds of approximately $890 million. The incremental fair value of the Common Stock Warrants related to the change in exercise price was recognized as an equity issuance cost. The proceeds from the warrant exercise were used to repay near-term debt maturities (See Note 3 - Long-Term Debt).

NOTE 10 - SEGMENTS

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
As a result of the OxyChem Transaction, the chemical segment results are presented separately as discontinued operations and corporate costs directly attributable to the chemical segment are included under discontinued operations. See Note 1 - General for related disclosure.
Occidental's President and CEO is ultimately responsible for allocating resources and assessing the performance of each operating segment and is the Chief Operating Decision Maker. The CEO may be assisted in this function by other members of Occidental's executive management including, but not limited to, the Chief Financial Officer and Chief Operating Officer. While other executives are responsible for the performance of their individual areas, the CEO is solely responsible for allocating resources across the Company as a whole.
For both reporting segments, segment income (loss) from continuing operations before income taxes is used to measure performance, as well as allocate resources (including financial or capital resources) for each segment, predominantly in the annual budget and forecasting process.
The following table reconciles segment income from continuing operations before taxes to net income attributable to common shares:

	Three months ended March 31,
millions	2026	2025
Segment income (losses) from continuing operations before taxes
Oil and gas segment	$1,017	$1,697
Midstream and marketing segment	(87)	(72)
Corporate and eliminations	(108)	(138)
Interest and debt expense, net	(432)	(310)
Income from continuing operations before income taxes	$390	$1,177
Income tax expense	(154)	(347)
Income from continuing operations	$236	$830
Discontinued operations, net of tax	3,123	115
Net income	$3,359	$945
Less: Net income attributable to noncontrolling interest	(14)	(9)
Less: Preferred stock dividends	(170)	(170)
Net income attributable to common stockholders	$3,175	$766
The following tables include a summary of significant revenue and expense line items for each segment. Items within "Significant segment expenses" align with the significant segment-level information that is regularly provided to the Chief Operating Decision Maker.

OIL AND GAS SEGMENT

	Three months ended March 31,
millions	2026	2025
Revenues and other income
Net sales (a)	$4,975	$5,683
Losses on sale of assets and other, net	(29)	(6)
Total	$4,946	$5,677
Significant segment expenses
Oil and gas lease operating expense	1,118	1,217
Transportation and gathering expense	391	407
Other operating and non-operating expense	273	244
Taxes other than on income	252	260
Depreciation, depletion and amortization	1,690	1,702
Other segment expenses (b)	203	150
Total	$3,927	$3,980
Segment income before other items	$1,019	$1,697
Losses from equity investments and other	(2)	—
Segment income from continuing operations before taxes	$1,017	$1,697
(a) Includes revenue from customers and all other revenues.
(b) Includes general and administrative expense and exploration expense.

MIDSTREAM AND MARKETING SEGMENT

	Three months ended March 31,
millions	2026	2025
Revenues and other income
Net sales (a)	$397	$173
Gains (losses) on sale of assets and other income, net	(149)	27
Total	$248	$200
Significant segment expenses
Transportation and gathering expense	184	203
Other operating and non-operating expense	79	81
Depreciation, depletion and amortization	71	73
Asset impairments and other charges	105	—
Other segment expenses (b)	34	29
Total	$473	$386
Segment losses before other items	$(225)	$(186)
Income from equity investments and other	138	114
Segment losses from continuing operations before taxes	$(87)	$(72)
(a) Includes revenue from customers and all other revenues.
(b) Includes taxes other than on income and general and administrative expense.

SEGMENT INVESTMENTS AND EXPENDITURES
The following table includes segment-level PP&E additions for the three months ended March 31, 2026 and 2025:

millions	Oil and gas	Midstream and marketing	Corporate and eliminations	Total
March 31, 2026
PP&E Additions	$1,402	$192	$10	$1,604

March 31, 2025
PP&E Additions	$1,568	$148	$8	$1,724

SEGMENT PROPERTY PLANT AND EQUIPMENT
The following table includes segment-level balance sheet information:

millions	Oil and gas	Midstream and marketing	Corporate and eliminations	Assets held for sale	Total
As of March 31, 2026
Property Plant and Equipment, Gross	$128,076	$8,824	$1,223	$—	$138,123
Accumulated DD&A	$(71,859)	$(2,576)	$(572)	$—	$(75,007)
Property, Plant and Equipment, Net	$56,217	$6,248	$651	$—	$63,116

Investments in unconsolidated entities	$137	$2,204	$—	$—	$2,341

Total Assets	$60,412	$15,219	$4,833	$—	$80,464

As of December 31, 2025
Property Plant and Equipment, Gross	$126,896	$9,638	$1,219	$—	$137,753
Accumulated DD&A	$(70,292)	$(3,273)	$(545)	$—	$(74,110)
Property, Plant and Equipment, Net	$56,604	$6,365	$674	$—	$63,643

Investments in unconsolidated entities	$129	$2,346	$—	$—	$2,475

Total Assets	$60,393	$13,901	$3,372	$6,520	$84,186

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the Consolidated Condensed Financial Statements and the notes to the Consolidated Condensed Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, which are included in Part II, Item 8 of the 2025 Form 10-K; and the information set forth in Risk Factors under Part I, Item 1A of the 2025 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Portions of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue or other financial items or future financial position or sources of financing; any statements of the plans, strategies and objectives of management for future operations or business strategy; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Words such as "estimate," "project," "predict," "will," "would," "should," "could," "may," "might," "anticipate," "plan," "intend," "believe," "expect," "aim," "goal," "target," "objective," "commit," "advance," "guidance," "priority," "focus," "assumption," "likely" or similar expressions that convey the prospective nature of events or outcomes are generally indicative of forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report unless an earlier date is specified. Unless legally required, the Company does not undertake any obligation to update, modify or withdraw any forward-looking statement as a result of new information, future events or otherwise.
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding the Company's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in the Company's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including through rulemaking or guidance. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; the Company’s indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; the Company’s ability to successfully monetize select assets and repay or refinance debt and the impact of changes in the Company’s credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, the Company’s products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of the Company’s proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; government actions (including the effects of announced or future tariff increases and other geopolitical, trade, tariff, fiscal and regulatory uncertainties), war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events (such as in Latin America); inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including the Company’s ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; the Company’s ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections or projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses, including retained liabilities and indemnification obligations associated with the chemical business; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; the Company’s ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve the Company’s competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver the Company’s oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; HSE risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, and deep-water and onshore drilling and permitting regulations; the Company’s ability to recognize intended benefits from its business strategies and initiatives, such as the OxyChem Transaction, the Company’s low-carbon ventures businesses and announced GHG emissions reduction targets or net-zero goals; changes in government grant or loan programs; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the scope and duration of global or regional health pandemics or epidemics and actions taken by government authorities and other third parties in connection therewith; the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners and other parties; failure of risk management; the Company’s ability to retain and hire key personnel; supply, transportation and labor constraints; reorganization or restructuring of the Company’s operations; changes in state, federal or international tax rates, deductions, incentives or credits; and actions by third parties that are beyond the Company’s control.
Additional information concerning these and other factors that may cause the Company's results of operations and financial position to differ from expectations can be found in the Company's other filings with the SEC, including the Company's 2025 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

The Company's financial results are significantly influenced by oil prices and, to a lesser extent, NGL and natural gas prices and commodity market differentials. The average WTI price per barrel for the three months ended March 31, 2026 was $71.93, compared to $59.14 for the three months ended December 31, 2025 and $71.42 for the three months ended March 31, 2025.
Changes in oil prices could result in adjustments to the Company's capital investment levels and allocation, which may in turn impact production volumes. Oil prices are expected to remain volatile due to a number of factors, including heightened geopolitical risk, the evolving macroeconomic environment and its effects on global energy demand, future actions by OPEC and non-OPEC oil-producing nations, and ongoing shifts in U.S. trade policy.
The ongoing conflict with Iran has significantly disrupted global crude oil and natural gas markets. Actions impacting commercial shipping through the Strait of Hormuz and regional energy infrastructure have resulted in the suspension of substantial supply and higher commodity prices. The duration and trajectory of the conflict remains uncertain, contributing to ongoing commodity price volatility.
Recent U.S. trade policy actions, including the introduction of tariff replacement measures, could also have implications for Occidental's business operations and financial performance. While the Company has not experienced a material impact to date, tariffs or tariff replacement measures imposed on the Company's suppliers could increase costs over time, and broader macroeconomic effects of policy changes and uncertainty could affect demand for the Company's products and its realized prices.

STRATEGIC PRIORITIES
The Company is focused on delivering a unique shareholder value proposition with its portfolio of oil and gas and midstream and marketing assets, as well as its ongoing development of carbon management and sequestration solutions and GHG emissions reduction efforts. The Company conducts its operations with an emphasis on technical expertise, HSE, sustainability and social responsibility. In order to maximize shareholder returns, the Company will:

■Maintain production base to preserve asset base integrity and longevity;
■Deliver a sustainable and growing dividend;
■Prioritize excess cash flow for deleveraging until principal debt is approximately $10.0 billion, after which available cash will be allocated to further net debt reduction and/or opportunistic share repurchases; and
■Advance integrated technologies in CO2, power and midstream to enable differentiated resource recovery and value.

OXYCHEM TRANSACTION
The Company completed the sale of OxyChem on January 2, 2026 in an all-cash transaction for an adjusted purchase price of $9.5 billion, subject to additional post-closing adjustments, resulting in a gain of $3.1 billion, net of taxes. OxyChem's results of operations, cash flows and the related retained liabilities and indemnification obligations are reported as discontinued operations in the Company's Consolidated Statements of Operations and Cash Flows for all periods presented, with its assets and liabilities reclassified as held for sale in the Company's Consolidated Balance Sheets as of December 31, 2025. There are post-closing indemnification obligations for (i) such legacy environmental liabilities and (ii) pre-closing liabilities of OxyChem, including pre-closing environmental liabilities, in each case subject to certain limitations and procedures, and Occidental entered into a guaranty in favor of Berkshire Hathaway to guarantee these indemnification obligations.
See Note 1 - General in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the OxyChem Transaction.

DEBT
As of March 31, 2026, the Company's debt was rated Baa3 by Moody's Investors Service, BBB by Fitch Ratings and BB+ by Standard and Poor's. Any downgrade in credit ratings could impact the Company's ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, elect to provide or in some cases be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and sequestration activities and environmental remediation matters.
In the three months ended March 31, 2026, the Company used proceeds from the OxyChem Transaction to repay approximately $6.7 billion of debt. Subsequent to March 31, 2026, through the date of this filing, the Company repaid an additional $0.4 billion of debt. For information on the Company's debt activity, see Note 3 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
As of March 31, 2026, substantially all of the Company's outstanding debt was fixed rate.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

	Three months ended
millions	March 31, 2026	December 31, 2025	March 31, 2025
Net income
Oil and gas (a)	$1,017	$655	$1,697
Midstream and marketing (a)	(87)	204	(72)
Total	930	859	1,625
Unallocated Corporate Items (a)
Interest expense, net	(432)	(232)	(310)
Income tax expense	(154)	(173)	(347)
Corporate and other items, net	(108)	(221)	(138)
Income from continuing operations	$236	$233	830
Discontinued operations, net of taxes	3,123	(119)	115
Net income	$3,359	$114	945
Less: Net income attributable to noncontrolling interest	(14)	(12)	(9)
Less: Preferred stock dividends	(170)	(170)	(170)
Net income (loss) attributable to common stockholders	$3,175	$(68)	$766
Net income (loss) per share attributable to common stockholders - diluted	$3.13	$(0.07)	$0.77
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting the Company's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of the Company's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended
millions	March 31, 2026	December 31, 2025	March 31, 2025
Oil and gas
Crude oil derivative losses	$(339)	$—	$—
Losses on sales of assets and other, net	(30)	(47)	—
Asset impairments and other charges, net	—	(6)	—
Legal reserves and other	—	(40)	—
Total oil and gas	(369)	(93)	—

Midstream and marketing
Derivative losses, net	(409)	(9)	(84)
Gains (losses) on sales of assets and other, net (a)	(164)	301	—
Asset impairments and other charges (a)	(105)	(325)	—
Total midstream and marketing	(678)	(33)	(84)

Corporate
Early debt extinguishment	(237)	20	—
Early retirement plan costs	(15)	(39)	—
Acquisition-related costs and other	—	—	(6)
Total corporate	(252)	(19)	(6)

Income tax impact on items affecting comparability	281	32	19
State tax rate revaluation	—	(10)	—
Losses from continuing operations	(1,018)	(123)	(71)
Discontinued operations, net of taxes	3,123	(260)	(23)
Total	$2,105	$(383)	$(94)
(a)    Includes amounts from income from equity investments and other in the Consolidated Condensed Statements of Operations.

Q1 2026 compared to Q4 2025
Excluding the impact of items affecting comparability, net income for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, increased due to higher realized crude oil prices in the oil and gas segment and higher crude margins due to the timing impact of crude sales and higher gas margins from transportation capacity optimizations in the midstream and marketing segment, partially offset by lower domestic crude oil sales volumes in the oil and gas segment.

Q1 2026 compared to Q1 2025
Excluding the impact of items affecting comparability, net income for the three months ended March 31, 2026, compared to the same period in 2025, reflected higher gas margins from transportation capacity optimization in the Permian, higher margins related to the timing impact of crude sales, lower long-haul crude transportation costs, and higher sulfur prices at Al Hosn in the midstream and marketing segment as well as lower interest expense due to the early redemption of long-term debt, partially offset by lower realized prices across all commodities in the oil and gas segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

Q1 2026 compared to Q4 2025
Net sales of $5.2 billion increased for the three months ended March 31, 2026, compared to $5.1 billion for the three months ended December 31, 2025, primarily due to higher oil prices, partially offset by lower sales volumes in the oil and gas segment.

Gains (losses) on sales of assets and other, net were a loss of $202 million and a gain of $253 million for the three months ended March 31, 2026 and December 31, 2025, respectively. The loss on sale of assets and other net for the three months ended March 31, 2026 reflected a $186 million loss on the divestiture of non-core proved and unproved royalty and mineral interests and certain gas processing plants in the Permian Basin. The gain on sale of assets and other, net for the three months ended December 31, 2025 included a gain of $301 million from an ownership reduction in WES following an acquisition made by WES.
Interest and debt expense, net increased to $432 million for the three months ended March 31, 2026, compared to $232 million for the three months ended December 31, 2025, primarily due to premiums paid on early debt extinguishment.
Income from equity investments and other increased to $136 million for the three months ended March 31, 2026, compared to a loss of $179 million for the three months ended December 31, 2025, primarily due to the $401 million impairment loss on the investment in NET Power recorded during the three months ended December 31, 2025.
Income from discontinued operations, net of taxes increased to $3.1 billion for the three months ended March 31, 2026, compared to a loss of $119 million for the three months ended December 31, 2025, primarily due to the gain on the OxyChem Transaction, which closed on January 2, 2026.

Q1 2026 compared to Q1 2025
Net sales of $5.2 billion decreased for the three months ended March 31, 2026, compared to $5.7 billion for the same period in 2025, primarily due to lower realized prices across all commodities and derivative losses on the crude oil collars in the oil and gas segment.
Income from discontinued operations, net of taxes of $3.1 billion increased for the three months ended March 31, 2026, compared to $115 million for the same period in 2025, primarily due to the gain on the OxyChem Transaction.

SEGMENT RESULTS OF OPERATIONS

SEGMENT RESULTS OF OPERATIONS
The Company's principal businesses consist of two reporting segments: oil and gas and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil (which includes condensate), NGL, natural gas, CO2 and power. It also optimizes its transportation and storage capacity and invests in entities that conduct similar activities such as WES. The midstream and marketing segment also includes the Company's low-carbon ventures businesses.

OIL AND GAS SEGMENT
The following table sets forth the average sales volumes per day for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended
	March 31, 2026	December 31, 2025	March 31, 2025
Sales Volumes per Day
Oil (Mbbl)
United States	612	636	601
International	107	110	104
NGL (Mbbl)
United States	292	302	273
International	35	38	39
Natural Gas (MMcf)
United States	1,813	1,847	1,756
International	478	518	488
Total Sales Volumes (Mboe) (a)	1,428	1,480	1,391
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

The following table presents information about the Company's average realized prices and index prices:

	Three months ended
	March 31, 2026	December 31, 2025	March 31, 2025
Average Realized Prices
Oil ($/Bbl)
United States	$70.31	$58.28	$70.80
International	$67.59	$64.68	$72.59
Total Worldwide	$69.91	$59.22	$71.07
NGL ($/Bbl)
United States	$18.45	$15.79	$25.67
International	$23.52	$23.78	$27.85
Total Worldwide	$18.99	$16.68	$25.94
Natural Gas ($/Mcf)
United States	$1.01	$1.12	$2.42
International	$1.93	$1.87	$1.90
Total Worldwide	$1.20	$1.29	$2.30

Average Index Prices
WTI oil ($/Bbl)	$71.93	$59.14	$71.42
Brent oil ($/Bbl)	$77.93	$63.09	$74.89
NYMEX gas ($/Mcf)	$3.93	$3.61	$3.62

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	97%	100%	100%
Worldwide oil as a percentage of average Brent	90%	94%	95%
Worldwide NGL as a percentage of average WTI	26%	28%	36%
Domestic natural gas as a percentage of average NYMEX	26%	31%	67%

Q1 2026 compared to Q4 2025
Oil and gas segment earnings were $1.0 billion for the three months ended March 31, 2026, compared with segment earnings of $0.7 billion for the three months ended December 31, 2025.
Average daily sales volumes decreased for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, primarily related to the timing of domestic wells coming online as well as the impact of Winter Storm Fern and the impact of higher prices on production sharing contracts.
The following chart outlines the changes to oil and gas segment income for the periods presented:

Q1 2026 compared to Q1 2025
Oil and gas segment earnings were $1.0 billion for the three months ended March 31, 2026, compared to $1.7 billion for the three months ended March 31, 2025.
Average daily sales volumes increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily related to an increase in development and new wells coming online in the Permian as well as a third-party pipeline disruption affecting the Company's Gulf of America operations in 2025.
The following chart outlines the changes to oil and gas segment income for the periods presented:

The following table presents an analysis of the impacts of changes in average realized prices and sales volumes with regard to the Company's domestic and international oil, NGL and gas revenues:

		Increase (Decrease) Related to
millions	Three months ended December 31, 2025 (b)	Price Realizations	Net Sales Volumes	Three months ended March 31, 2026 (b)
United States Revenue
Oil	$3,409	$664	$(200)	$3,873
NGL	393	67	(16)	444
Natural gas	191	(16)	(11)	164
Total	$3,993	$715	$(227)	$4,481
International Revenue
Oil (a)	$655	$14	$(19)	$650
NGL	82	(3)	(5)	74
Natural gas	89	2	(8)	83
Total	$826	$13	$(32)	$807

		Increase (Decrease) Related to
millions	Three months ended March 31, 2025 (b)	Price Realizations	Net Sales Volumes	Three months ended March 31, 2026 (b)
United States Revenue
Oil	$3,830	$(31)	$74	$3,873
NGL	578	(183)	49	444
Natural gas	381	(221)	4	164
Total	$4,789	$(435)	$127	$4,481
International Revenue
Oil (a)	$675	$(49)	$24	$650
NGL	96	(13)	(9)	74
Natural gas	84	2	(3)	83
Total	$855	$(60)	$12	$807
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

MIDSTREAM AND MARKETING SEGMENT

Q1 2026 compared to Q4 2025
Midstream and marketing segment losses for the three months ended March 31, 2026 were $87 million, compared to segment earnings of $204 million for the three months ended December 31, 2025. Excluding the impact of items affecting comparability, midstream and marketing first quarter results increased due to higher crude margins related to the timing impact of crude sales, higher gas margins from transportation capacity optimizations and higher sulfur prices at Al Hosn.

Q1 2026 compared to Q1 2025
Midstream and marketing segment losses for the three months ended March 31, 2026 were $87 million, compared to segment losses of $72 million for the three months ended March 31, 2025. Excluding the impact of items affecting comparability, the increase in midstream and marketing first quarter results in 2026 reflected higher gas margins from transportation capacity optimization in the Permian, higher margins related to the timing impact of crude sales, lower long-haul crude transportation costs and higher sulfur prices at Al Hosn.

DISCONTINUED OPERATIONS, NET
Discontinued operations, net for all periods presented resulted from the OxyChem Transaction that closed on January 2, 2026. See Note 1 - General.

Select results for discontinued operations are reflected in the following table:

	Three months ended
millions	March 31, 2026	December 31, 2025	March 31, 2025
Income before income taxes	$4,044	$(19)	$155
Income tax expense	(921)	(100)	(40)
Income from discontinued operations, net of tax	$3,123	$(119)	$115

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended
millions, except percentages	March 31, 2026	December 31, 2025	March 31, 2025
Income before income taxes	$390	$406	$1,177
Income tax expense
Domestic - federal and state	(19)	(94)	(200)
International	(135)	(79)	(147)
Total income tax expense	(154)	(173)	(347)
Income from continuing operations	$236	$233	$830
Worldwide effective tax rate (continuing operations)	39%	43%	29%

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates, adjusted for certain discrete items. Each quarter, the Company updates these rates and records a cumulative adjustment to its income taxes by applying the rates to the pre-tax income excluding certain discrete items. The Company's quarterly estimate of its effective tax rates can vary significantly based on various forecasted items, including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized and the geographic mix of pre-tax income and losses.
The worldwide effective tax rates for the periods presented in the table above are primarily driven by the Company's jurisdictional mix of income. U.S. income is taxed at a U.S. federal statutory rate of 21%, while international income is subject to tax at statutory rates as high as 55%. The reclassification of OxyChem, which primarily consists of domestic operations, to discontinued operations increased the Company's effective tax rate from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of March 31, 2026, the Company's sources of liquidity included $3.8 billion of cash and cash equivalents and $4.15 billion of borrowing capacity under its RCF, which matures on June 30, 2028. There were no borrowings outstanding under the Company's RCF as of March 31, 2026.

Operating Cash Flows
Operating cash flow from continuing operations was $1.4 billion for the three months ended March 31, 2026, compared to $2.0 billion for the three months ended March 31, 2025. The decrease in operating cash flow from continuing operations, compared to the same period in 2025, was primarily due to higher trade receivables in 2026 in working capital resulting from sharp increases in commodity prices in March 2026.

Investing Cash Flows
The Company's net cash used by investing activities from continuing operations was $1.6 billion for the three months ended March 31, 2026, compared to $0.5 billion for the three months ended March 31, 2025. Investing activities for the three months ended March 31, 2025 included $1.3 billion in divestitures.
Capital expenditures, of which the majority were for the oil and gas segment, were $1.6 billion for the three months ended March 31, 2026, compared to $1.7 billion for the three months ended March 31, 2025.
Cash flow provided by investing activities from discontinued operations for the three months ended March 31, 2026 was $9.5 billion, which reflected proceeds from the OxyChem Transaction.

Financing Cash Flows
The Company's net cash used by financing activities from continuing operations was $7.3 billion for the three months ended March 31, 2026, which included principal payments of long-term debt of $6.7 billion and payments of common and preferred cash dividends of $0.4 billion. See Note 3 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net cash used by financing activities for the three months ended March 31, 2025 was $0.9 billion, which included payments of long-term debt of $0.5 billion and payments of common and preferred cash dividends of $0.4 billion.

As of the date of this filing, the Company is in compliance with all covenants in its financing agreements, and it has no remaining debt maturities due in 2026, $48 million in 2027, $14 million in 2028, and $13.3 billion thereafter. The Company currently expects its cash on hand, operating cash flows and funds available from the RCF to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing.
The Company has provided financial assurances through a combination of cash, letters of credit and surety bonds. As of March 31, 2026, the Company had no outstanding letters of credit under the RCF.
For additional information, see Risk Factors in Part I, Item 1A of the Company's 2025 Form 10-K.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

See Note 7 - Environmental Liabilities and Expenditures in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and the Environmental Liabilities and Expenditures section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K for additional information regarding the Company's environmental liabilities and expenditures.

LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

The Company accrues reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. The Company has disclosed its reserve balances for environmental remediation matters and its estimated range of reasonably possible additional losses for such matters. See Note 7 - Environmental Liabilities and Expenditures and Note 8 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2026, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2025 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in the Company's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026.
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party and potential monetary sanctions are involved. For additional information regarding legal proceedings, see Note 8 - Lawsuits, Claims, Commitments and Contingencies in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors included under Part I, Item 1A of the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental’s share repurchase activities for the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions) (b)
January 1 - 31, 2026	131,448	$45.42	—
February 1 - 28, 2026	273,976	$48.79	—
March 1 - 31, 2026	977,343	$60.59	—
First Quarter 2026	1,382,767	$56.81	—	$1,223
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

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1
Fifth Supplemental Indenture to that certain Indenture, dated as of August 8, 2019, by and between Occidental Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.1 to the Current Report on Form 8-K dated March 5, 2026, File No. 1-9210).

10.1^*	Form of Occidental Petroleum Corporation 2015 Long-Term Incentive Plan Notice of Grant of Cash Return on Capital Employed Incentive Award.

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
^ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

May 5, 2026	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller