Form 10-Q
period 2026-06-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2026-08-05
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2026
Common Stock, $0.20 par value	999,637,371

DEFINED TERMS AND ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Warrants	Stock warrants issued on August 8, 2019 to Berkshire Hathaway with a $59.59 strike price
BlackRock	BlackRock Inc.
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
the Company	Occidental and/or one or more entities in which it owns a controlling interest (subsidiaries)
Common Stock Warrants	Stock warrants issued to holders of Occidental common stock with a strike price of $22.00, listed on the NYSE under the symbol "OXY.WS"
DASS	Diamond Alkali Superfund Site
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
GHG	greenhouse gas, primarily including carbon dioxide and methane
HSE	health, safety and environmental
IAC	Items Affecting Comparability
LOE	Lease operating expense
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	noncontrolling interest
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OxyChem	Occidental Chemical Corporation, a Texas corporation, and its consolidated subsidiaries
OxyChem Transaction	the sale of all of the issued and outstanding equity interests in OxyChem to Berkshire Hathaway pursuant to a purchase and sale agreement dated October 2, 2025, which closed on January 2, 2026
RCF	revolving credit facility
ROD	Record of Decision
SEC	U.S. Securities and Exchange Commission
Waha	natural gas trading hub in the Permian Basin
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
2025 Form 10-K	Occidental's Annual Report on Form 10-K for the year ended December 31, 2025

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$4,150	$1,968
Trade receivables, net of reserves	3,142	2,575
Joint interest receivables	902	684
Inventories	2,185	1,823
Other current assets	753	601
Current assets held for sale	—	1,176
Total current assets	11,132	8,827

Property, plant and equipment, gross	134,409	137,753
Accumulated depreciation, depletion and amortization	(71,809)	(74,110)
Total property, plant and equipment, net	62,600	63,643

Operating lease assets	829	908
Investments in unconsolidated entities	2,569	2,475
Non-current assets held for sale	—	5,344
Other long-term assets	3,228	2,989
Total non-current assets	6,626	11,716
TOTAL ASSETS	$80,358	$84,186

LIABILITIES
Current maturities of long-term debt	$203	$1,773
Accounts payable	3,572	3,285
Accrued liabilities	4,117	3,592
Liabilities held for sale	—	778
Total current liabilities	7,892	9,428

Long-term debt, net	13,540	20,623

Deferred income taxes, net	5,671	5,636
Asset retirement obligations	3,656	4,172
Non-current liabilities held for sale	—	418
Other deferred credits and liabilities	7,218	7,311
Total deferred credits and other liabilities	16,545	17,537

EQUITY
Preferred stock, at $1.00 per share par value, issued shares: 2026 — 84,897 and 2025 —84,897	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2026 — 1,230,039,058 and 2025 — 1,214,337,600	246	243
Treasury stock: 2026 — 230,330,507 shares and 2025 — 228,311,184 shares	(15,714)	(15,597)
Additional paid-in capital	21,386	21,008
Retained earnings	27,350	21,891
Accumulated other comprehensive income	191	202
Total stockholders' equity	41,746	36,034
Noncontrolling interest	635	564
Total equity	42,381	36,598
TOTAL LIABILITIES AND EQUITY	$80,358	$84,186
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions, except per-share amounts	2026	2025	2026	2025

REVENUES AND OTHER INCOME
Net sales	$8,065	$5,258	$13,295	$10,962
Interest, dividends and other income	82	48	163	101
Gains (losses) on sales of assets and other, net	180	(5)	(22)	(24)
Total	8,327	5,301	13,436	11,039

COSTS AND OTHER DEDUCTIONS
Oil and gas lease operating expense	1,117	1,135	2,235	2,352
Transportation and gathering expense	463	448	884	900
General and administrative expense	262	257	507	498
Other operating and non-operating expense	332	445	688	771
Taxes other than on income	342	269	601	533
Depreciation, depletion and amortization	1,847	1,823	3,641	3,627
Asset impairments and other charges	38	—	158	—
Acquisition-related costs	—	6	—	12
Exploration expense	37	83	147	138
Interest and debt expense, net	108	271	540	581
Total	4,546	4,737	9,401	9,412

Income before income taxes and other items	3,781	564	4,035	1,627

OTHER ITEMS
Income (loss) from equity investments and other	134	(4)	270	110
Total	134	(4)	270	110

Income before income taxes	3,915	560	4,305	1,737
Income tax expense	(915)	(222)	(1,069)	(569)
Income from continuing operations	3,000	338	3,236	1,168
Discontinued operations, net of tax	(4)	130	3,119	245
NET INCOME	2,996	468	6,355	1,413
Less: Net income attributable to noncontrolling interest	(19)	(10)	(33)	(19)
Less: Preferred stock dividends	(170)	(170)	(340)	(340)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,807	$288	$5,982	$1,054

PER COMMON SHARE
Income from continuing operations—basic	$2.80	$0.14	$2.86	$0.80
Discontinued operations—basic	—	0.13	3.12	0.26
Net income attributable to common stockholders—basic	$2.80	$0.27	$5.98	$1.06

Income from continuing operations—diluted	$2.76	$0.13	$2.82	$0.78
Discontinued operations—diluted	(0.01)	0.13	3.07	0.25
Net income attributable to common stockholders—diluted	$2.75	$0.26	$5.89	$1.03

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended June 30,		Six months ended June 30,
millions	2026	2025	2026	2025
Net income	$2,996	$468	$6,355	$1,413
Other comprehensive income (loss) items:
Gains (losses) on derivatives	—	(8)	3	(11)
Pension and postretirement losses	(3)	(2)	(19)	(5)
Other	—	4	5	1
Other comprehensive loss, net of tax	(3)	(6)	(11)	(15)
Comprehensive income	2,993	462	6,344	1,398
Comprehensive income attributable to noncontrolling interest	(19)	(10)	(33)	(19)
Comprehensive income attributable to preferred and common stockholders	$2,974	$452	$6,311	$1,379

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
Balance as of March 31, 2025	$8,287	$234	$(15,597)	$19,892	$21,726	$170	$393	$35,105
Net income	—	—	—	—	458	—	10	468
Other comprehensive loss, net of tax	—	—	—	—	—	(6)	—	(6)
Dividends on common stock, $0.24 per share	—	—	—	—	(238)	—	—	(238)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	9	—	884	—	—	—	893
Issuance of common stock and other, net of cancellations	—	—	—	73	—	—	—	73
Noncontrolling interest contributions	—	—	—	—	—	—	51	51
Balance as of June 30, 2025	$8,287	$243	$(15,597)	$20,849	$21,776	$164	$454	$36,176

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
Balance as of March 31, 2026	$8,287	$244	$(15,676)	$21,077	$24,806	$194	$628	$39,560
Net income	—	—	—	—	2,977	—	19	2,996
Other comprehensive loss, net of tax	—	—	—	—	—	(3)	—	(3)
Dividends on common stock, $0.26 per share	—	—	—	—	(263)	—	—	(263)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(170)	—	—	(170)
Shareholder warrants exercised	—	2	—	195	—	—	—	197
Options exercised	—	—	—	3	—	—	—	3
Issuance of common stock and other, net of cancellations	—	—	—	111	—	—	—	111
Purchases of treasury stock	—	—	(38)	—	—	—	—	(38)
Noncontrolling interest distributions	—	—	—	—	—	—	(12)	(12)
Balance as of June 30, 2026	$8,287	$246	$(15,714)	$21,386	$27,350	$191	$635	$42,381
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
Balance as of December 31, 2024	$8,287	$233	$(15,597)	$19,868	$21,189	$179	$321	$34,480
Net income	—	—	—	—	1,394	—	19	1,413
Other comprehensive loss, net of tax	—	—	—	—	—	(15)	—	(15)
Dividends on common stock, $0.48 per share	—	—	—	—	(467)	—	—	(467)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(340)	—	—	(340)
Shareholder warrants exercised	—	9	—	887	—	—	—	896
Issuance of common stock and other, net of cancellations	—	1	—	94	—	—	—	95
Noncontrolling interest contributions	—	—	—	—	—	—	114	114
Balance as of June 30, 2025	$8,287	$243	$(15,597)	$20,849	$21,776	$164	$454	$36,176

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interest	Total Equity
Balance as of December 31, 2025	$8,287	$243	$(15,597)	$21,008	$21,891	$202	$564	$36,598
Net income	—	—	—	—	6,322	—	33	6,355
Other comprehensive loss, net of tax	—	—	—	—	—	(11)	—	(11)
Dividends on common stock, $0.52 per share	—	—	—	—	(523)	—	—	(523)
Dividends on preferred stock, $4,000 per share	—	—	—	—	(340)	—	—	(340)
Shareholder warrants exercised	—	3	—	273	—	—	—	276
Options exercised	—	—	—	9	—	—	—	9
Issuance of common stock and other, net of cancellations	—	—	—	96	—	—	—	96
Purchases of treasury stock	—	—	(117)	—	—	—	—	(117)
Noncontrolling interest contributions, net	—	—	—	—	—	—	38	38
Balance as of June 30, 2026	$8,287	$246	$(15,714)	$21,386	$27,350	$191	$635	$42,381
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Six months ended June 30,
millions	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$6,355	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(3,119)	(245)
Depreciation, depletion and amortization of assets	3,641	3,627
Deferred income tax provision (benefit)	757	(137)
Asset impairments and other charges	105	—
Losses on sales of assets and other, net	22	24
Other noncash charges to income	100	497
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(566)	121
(Increase) decrease in inventories	(334)	286
(Increase) decrease in joint interest receivables and other current assets	(172)	26
Decrease in accounts payable and accrued liabilities	(314)	(658)
Increase (decrease) in current domestic and foreign income taxes	3	(193)
Operating cash flow from continuing operations	6,478	4,761
Operating cash flow from discontinued operations, net of taxes	(926)	347
Net cash provided by operating activities	5,552	5,108
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,143)	(3,387)
Change in capital accrual	(65)	26
Purchases of assets, businesses and equity investments, net	(94)	(108)
Proceeds from sales of assets, net	71	1,450
Equity investments and other, net	(164)	(149)
Investing cash flow from continuing operations	(3,395)	(2,168)
Investing cash flow from discontinued operations	9,461	(562)
Net cash provided (used) by investing activities	6,066	(2,730)
CASH FLOW FROM FINANCING ACTIVITIES
Payments of debt	(8,695)	(2,280)
Cash dividends paid on common and preferred stock	(839)	(778)
Proceeds from issuance of common stock	295	931
Purchases of treasury stock	(117)	—
Contributions from noncontrolling interest, net	38	114
Other financing, net	(158)	(158)
Financing cash flow from continuing operations	(9,476)	(2,171)
Financing cash flow from discontinued operations	—	(4)
Net cash used by financing activities	(9,476)	(2,175)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	2,142	203
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,046	2,157
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$4,188	$2,360
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of the Company's management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present the Company's results of operations and cash flows for the six months ended June 30, 2026 and 2025 and the Company's financial position as of June 30, 2026 and December 31, 2025. The income and cash flows for the periods ended June 30, 2026 and 2025 are not necessarily indicative of the income or cash flows to be expected for the full year.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES." As of June 30, 2026, the Company owned all of the 2.1% non-voting general partner interest, 36.4% of the WES limited partner units, and a 1.9% non-voting limited partner interest in WES Operating, a subsidiary of WES. In February 2026, in connection with the amendment of certain commercial agreements, the Company transferred 15.3 million units to WES, and recorded charges of $105 million. In June 2026, WES acquired Brazos Delaware II, LLC with a mix of equity and cash, and the Company recognized a gain of $220 million from its pro-rata ownership reduction in WES. As of June 30, 2026, the Company's combined share of net income from WES and its subsidiaries was 39.0%.

DISCONTINUED OPERATIONS
The OxyChem Transaction closed on January 2, 2026 for an adjusted sales price of $9.5 billion, subject to additional post-closing adjustments. In connection with the transaction, the Company retained environmental liabilities relating to legacy sites. Furthermore, there are post-closing indemnification obligations for (i) such legacy environmental liabilities and (ii) pre-closing liabilities of OxyChem, including pre-closing environmental liabilities, in each case subject to certain limitations and procedures, and Occidental entered into a guaranty in favor of Berkshire Hathaway to guarantee these indemnification obligations.
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

NONCONTROLLING INTEREST
Together with BlackRock, the Company is a joint venture partner in the development of the world's first commercial-scale direct air capture facility. As the primary beneficiary, the Company consolidates the joint venture, which is classified as a Variable Interest Entity. BlackRock's investment is accounted for as an NCI. As of June 30, 2026, BlackRock has invested the entirety of its total commitment of $550 million. In addition, the Company has entered into agreements with the joint venture related to project management, operations and maintenance and carbon removal offtake. The Company may incur additional payments if certain construction and operational thresholds are not met.

The Company may call the NCI on June 30, 2035 or earlier if the plant does not achieve commercial operations or ceases and permanently discontinues operations. Dividends from the joint venture will be distributed preferentially to the NCI up to a return threshold, then preferentially to the Company thereafter. The NCI receives preferential distributions in liquidation.
The Company has determined that the appropriate methodology for attributing income and loss from the joint venture is the Hypothetical Liquidation at Book Value method. As of June 30, 2026, the joint venture's assets were comprised of $1.3 billion construction in progress. Noncontrolling interest as of June 30, 2026 was $635 million. In the six months ended June 30, 2026, contributions of $50 million from BlackRock were netted with $12 million in distributions to BlackRock.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of:

millions	June 30, 2026	June 30, 2025
Cash and cash equivalents	$4,150	$2,314
Cash and cash equivalents included in assets held for sale	—	12
Restricted cash and restricted cash equivalents included in other current assets	19	16
Restricted cash and restricted cash equivalents included in other long-term assets	19	18
Cash, cash equivalents, restricted cash and restricted cash equivalents	$4,188	$2,360

RECEIVABLES AND OTHER CURRENT ASSETS
Trade receivables, net of reserves, were $3.1 billion and $2.6 billion as of June 30, 2026 and December 31, 2025, respectively, and represent rights to payment for which the Company had satisfied its obligations under a contract with a customer and its right to payment was conditioned only on the passage of time. The allowance for doubtful accounts was insignificant as of both dates.

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid, refunds received and interest paid during the following periods:

millions	Six months ended June 30, 2026	Six months ended June 30, 2025
Income tax payments	$514	$877
Income tax refunds received	$(1)	$(3)
Interest paid (a)	$523	$681
(a)    Net of capitalized interest of $103 million and $88 million for the six months ended June 30, 2026 and 2025, respectively.

INVENTORIES
Materials and supplies are valued at weighted-average cost and are reviewed periodically for obsolescence. Commodity inventory primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value.
Inventories consisted of the following as of:

millions	June 30, 2026	December 31, 2025
Materials and supplies	$1,270	$1,222
Commodity inventory	915	601
Total	$2,185	$1,823

ACCRUED LIABILITIES - CURRENT
Accrued liabilities - current consisted of the following as of:

millions	June 30, 2026	December 31, 2025
Income tax payable	$849	$159
Payroll and related expenses	472	620
Taxes other than on income	467	498
Accrued interest payable	233	386
Dividends payable	408	383
Asset retirement obligations	400	381
Operating lease liabilities	378	350
Other	910	815
Total	$4,117	$3,592

OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following as of:

millions	June 30, 2026	December 31, 2025
Long-term tax liabilities	$2,472	$2,393
Environmental remediation liabilities	1,702	1,719
Pension and postretirement obligations	937	985
Operating lease liabilities	505	605
Other	1,602	1,609
Total	$7,218	$7,311

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas or services, such as transportation.
The following table shows a reconciliation of revenue from customers to total net sales for the following periods:

	Three months ended		Six months ended
millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue from customers	$7,053	$5,163	$12,622	$10,976
All other revenues (a)	1,012	95	673	(14)
Net sales	$8,065	$5,258	$13,295	$10,962
(a)    Includes other net revenues from the midstream and marketing segment.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents the Company's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended June 30, 2026
Oil and gas
Oil	$5,417	$872	$—	$6,289
NGL	592	89	—	681
Gas	(250)	81	—	(169)
Other	(26)	2	—	(24)
Segment total	$5,733	$1,044	$—	$6,777
Midstream and marketing	$154	$265	$—	$419
Eliminations	$—	$—	$(143)	$(143)
Consolidated	$5,887	$1,309	$(143)	$7,053

millions	United States	International	Eliminations	Total

Three months ended June 30, 2025
Oil and gas
Oil	$3,456	$690	$—	$4,146
NGL	457	86	—	543
Gas	205	88	—	293
Other	26	1	—	27
Segment total	$4,144	$865	$—	$5,009
Midstream and marketing	$134	$161	$—	$295
Eliminations	$—	$—	$(141)	$(141)
Consolidated	$4,278	$1,026	$(141)	$5,163

millions	United States	International	Eliminations	Total

Six months ended June 30, 2026
Oil and gas
Oil	$9,290	$1,522	$—	$10,812
NGL	1,036	163	—	1,199
Gas	(86)	164	—	78
Other	(2)	4	—	2
Segment total	$10,238	$1,853	$—	$12,091
Midstream and marketing	$275	$541	$—	$816
Eliminations	$—	$—	$(285)	$(285)
Consolidated	$10,513	$2,394	$(285)	$12,622

millions	United States	International	Eliminations	Total

Six months ended June 30, 2025
Oil and gas
Oil	$7,286	$1,365	$—	$8,651
NGL	1,035	182	—	1,217
Gas	586	172	—	758
Other	64	2	—	66
Segment total	$8,971	$1,721	$—	$10,692
Midstream and marketing	$278	$299	$—	$577
Eliminations	$—	$—	$(293)	$(293)
Consolidated	$9,249	$2,020	$(293)	$10,976

NOTE 3 - LONG-TERM DEBT

The Company's debt consisted of the following as of:

millions	June 30, 2026	December 31, 2025
Two-year term loan due 2026 (5.475% as of December 31, 2025)	—	1,280
3.200% senior notes due 2026	—	182
7.500% debentures due 2026	—	112
8.500% senior notes due 2027	—	489
3.000% senior notes due 2027	—	216
7.125% debentures due 2027	—	150
7.000% debentures due 2027	48	48
5.000% senior notes due 2027	—	600
6.625% debentures due 2028	14	14
7.150% debentures due 2028	—	232
7.200% senior debentures due 2028	—	82
6.375% senior notes due 2028	—	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	102	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	—	286
5.200% senior notes due 2029	—	1,200
Variable rate bonds due 2030	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	856	1,449
6.125% senior notes due 2031	293	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
5.375% senior notes due 2032	748	1,000
5.550% senior notes due 2034	808	1,200
6.450% senior notes due 2036	1,727	1,727
Zero Coupon senior notes due 2036	33	285
0.000% loan due 2039 (CAD denominated)	15	17
4.300% senior notes due 2039	247	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	716	737
4.500% senior notes due 2044	184	191
4.625% senior notes due 2045	258	296
6.600% senior notes due 2046	986	1,117
4.400% senior notes due 2046	291	424
4.100% senior notes due 2047	224	258
4.200% senior notes due 2048	222	304
4.400% senior notes due 2049	245	280
6.050% senior notes due 2054	634	1,000
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$11,818	$20,427

The following table summarizes the Company's outstanding debt, including finance lease liabilities, as of:

millions	June 30, 2026	December 31, 2025
Total borrowings at face value	$11,818	$20,427
Adjustments to book value:
Unamortized premium, net	1,030	1,054
Debt issuance costs	(48)	(84)
Net book value of debt	$12,800	$21,397
Long-term finance leases	741	801
Current finance leases	202	198
Total debt and finance leases	$13,743	$22,396
Less: current finance leases	(202)	(198)
Less: current maturities of long-term debt	(1)	(1,575)
Long-term debt, net	$13,540	$20,623

DEBT REDUCTION ACTIVITY
In the six months ended June 30, 2026, the Company utilized after-tax proceeds from the OxyChem Transaction and excess free cash flow to repay debt of $8.6 billion, which resulted in a loss on extinguishment of $190 million. The following table summarizes the Company's debt extinguishment in the six months ended June 30, 2026:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2025	$20,427

Repayments
Two-year term loan due 2026	(1,280)
3.200% senior notes due 2026	(182)
7.500% debentures due 2026	(112)
3.000% senior notes due 2027	(216)
5.000% senior notes due 2027	(600)
7.125% debentures due 2027	(150)
8.500% senior notes due 2027	(489)
6.375% senior notes due 2028	(578)
7.150% debentures due 2028	(232)
7.200% senior debentures due 2028	(82)
3.500% senior notes due 2029	(286)
5.200% senior notes due 2029	(1,200)
7.950% debentures due 2029	(14)
6.625% senior notes due 2030	(594)
6.125% senior notes due 2031	(850)
5.375% senior notes due 2032	(252)
5.550% senior notes due 2034	(391)
Zero Coupon senior notes due 2036	(252)
0.000% loan due 2039 (CAD denominated)	(1)
4.300% senior notes due 2039	(1)
6.200% senior notes due 2040	(22)
4.500% senior notes due 2044	(7)
4.625% senior notes due 2045	(38)
6.600% senior notes due 2046	(130)
4.400% senior notes due 2046	(133)
4.100% senior notes due 2047	(33)
4.200% senior notes due 2048	(82)
4.400% senior notes due 2049	(36)
6.050% senior notes due 2054	(366)
Total repayments	$(8,609)

Total borrowings at face value as of June 30, 2026	$11,818

FAIR VALUE OF DEBT
The estimated fair value of the Company's principal debt as of June 30, 2026 and December 31, 2025, the majority of which was classified as Level 1, was $12.2 billion and $20.8 billion, respectively.

NOTE 4 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

ACQUISITIONS AND DIVESTITURES
During the second quarter of 2026, the Company divested non-core operated and non-operated leasehold interests as well as certain processing plants in the Permian Basin. The Company recorded a loss of $230 million primarily attributable to the processing plants for the first six months of 2026.

DISCONTINUED OPERATIONS
In October 2025, the Company announced a purchase and sale agreement with Berkshire Hathaway to sell all of the issued and outstanding equity interests in OxyChem in an all-cash transaction for an adjusted sales price of $9.5 billion, subject to additional post-closing adjustments. The sale was completed on January 2, 2026, resulting in a gain of approximately $3.1 billion, net of taxes. The OxyChem Transaction marks a strategic change in the Company's operations. For information related to the presentation of financials for discontinued operations, see Note 1 - General. Refer to Note 3 Long-Term Debt for the Company's use of the after-tax sale proceeds.
The following table summarizes the components of the sales price:

in millions	Total
Cash sales price	$9,700
Closing adjustments:
Working capital adjustment	(158)
Post-close adjustments	(70)
Total cash sales price	$9,472

The following table presents the amounts reported in discontinued operations, net of income taxes, for the following:

	Three months ended		Six months ended
millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues and other income
Net sales	$—	$1,156	$26	$2,255
Interest, dividends and other income	12	(4)	12	2
Gains (losses) on sales of assets and other, net	(36)	3	4,036	3
Total revenues and other income	(24)	1,155	4,074	2,260
Costs and other deductions
Chemical cost of sales	—	808	23	1,570
General and administrative expense	5	27	9	53
Other operating and non-operating expense	47	52	75	118
Depreciation, depletion and amortization	—	113	—	226
Other expense, net	—	5	—	13
Total costs and other deductions	52	1,005	107	1,980
Income (loss) before income taxes and other items	(76)	150	3,967	280
Income from equity investments and other	—	28	1	53
Income (loss) before income taxes	(76)	178	3,968	333
Income tax benefit (expense)	72	(48)	(849)	(88)
Income (loss) from discontinued operations, net of tax	$(4)	$130	$3,119	$245

The effective tax rate for discontinued operations was 21% and 26% for the six months ended June 30, 2026 and 2025, respectively.

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

CRUDE COLLARS
In February 2026, the Company entered into crude two-way collar derivative instruments beginning in March for the remainder of 2026 to manage its near-term exposure to cash flow variability from crude oil price risk. A two-way collar is a combination of a sold call and a purchased put. The sold call establishes a ceiling price and the purchased put establishes a floor price that the Company will receive for the contracted commodity volume for a defined period of time. Gains and losses associated with changes in the fair value of the collars are recognized in net sales, and cash settlements are recognized in operating cash flows. The collars have a notional volume of 100 Mbbl per day, a floor WTI price of $55.00 per barrel and a weighted average ceiling WTI price of $75.89 per barrel.

MARKETING DERIVATIVES
The Company's marketing of derivative instruments includes short-duration physical and financial forward contracts. As of June 30, 2026, the weighted-average settlement price of these forward contracts was $82.03 per barrel and $2.29 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $59.59 per barrel and $2.53 per Mcf for crude oil and natural gas, respectively, as of December 31, 2025. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact the Company's earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales. Cash settlements related to marketing derivatives are presented in operating cash flows.
The following table summarizes net volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	June 30, 2026	December 31, 2025
Oil commodity contracts
Volume (MMbbl)	(52)	(59)
Natural gas commodity contracts
Volume (Bcf)	(307)	(189)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of the Company's outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
June 30, 2026
Marketing Derivatives
Other current assets	$2,261	$416	$—	$(2,385)	$292
Other long-term assets	2	—	—	(2)	—
Accrued liabilities	(2,140)	(279)	—	2,385	(34)
Deferred credits and other liabilities - other	(2)	—	—	2	—
Crude Collars
Accrued liabilities	(31)	—	—	—	(31)

December 31, 2025
Marketing Derivatives
Other current assets	$345	$51	$—	$(328)	$68
Accrued liabilities	(336)	(24)	—	328	(32)
(a)These amounts do not include collateral. The Company netted $71 million of collateral received from brokers against derivative assets as of June 30, 2026. As of December 31, 2025, the Company netted $29 million of collateral received from brokers against derivative assets and $23 million of collateral deposited with brokers against derivative liabilities.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and losses related to the Company's derivative instruments and the location on the Consolidated Condensed Statements of Operations:

millions	Three months ended		Six months ended
Income Statement Classification	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Marketing derivatives (included in net sales)	$908	$97	$910	$(10)
Crude collars (included in net sales)	$105	$—	$(234)	$—

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

NOTE 6 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended		Six months ended
millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income before income taxes	$3,915	$560	$4,305	$1,737
Current
Federal	19	(57)	29	(387)
State and Local	(5)	(4)	(3)	(17)
Foreign	(222)	(173)	(338)	(302)
Total current tax expense	$(208)	$(234)	$(312)	$(706)
Deferred
Federal	(650)	39	(678)	178
State and Local	(27)	(1)	(30)	3
Foreign	(30)	(26)	(49)	(44)
Total deferred tax benefit (expense)	$(707)	$12	$(757)	$137
Total income tax expense
Federal	(631)	(18)	(649)	(209)
State and Local	(32)	(5)	(33)	(14)
Foreign	(252)	(199)	(387)	(346)
Total income tax expense	$(915)	$(222)	$(1,069)	$(569)
Income from continuing operations	$3,000	$338	$3,236	$1,168
Worldwide effective tax rate	23%	40%	25%	33%

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
As discussed in Note 1 - General, certain Occidental subsidiaries, including Environmental Resource Holdings, LLC (ERH), remain responsible for environmental remediation at legacy sites and the indemnification of legacy environmental liabilities and pre-closing liabilities of OxyChem, which were not classified as held for sale. Expenses related to the oil and gas and midstream businesses are reported as continuing operations for all periods presented. Expenses related to OxyChem and the retained liabilities and indemnification obligations associated with the chemical business are reported as discontinued operations for all periods presented, reflecting the OxyChem Transaction.

ENVIRONMENTAL REMEDIATION
As of June 30, 2026, the Company participated in or monitored remedial activities or proceedings at 149 sites. The following table presents the current and non-current environmental remediation liabilities of the Company:

millions	as of June 30, 2026			as of December 31, 2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current Portion:
Accrued liabilities	$55	$96	$151	$55	$96	$151
Non-Current Portion:
Other deferred credits and liabilities	135	1,567	1,702	141	1,578	1,719
Total current and non-current	$190	$1,663	$1,853	$196	$1,674	$1,870

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

	June 30, 2026
millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	29	$1,367
Third-Party Sites	68	247
Currently Operated Sites	3	25
Closed or Non-operated Sites	49	214
Total	149	$1,853

As of June 30, 2026, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 15 of the 149 sites described above, and 85 of the sites had liabilities less than $1 million each. Based on current estimates, the Company expects its subsidiaries to expend funds corresponding to approximately 30% of the remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.

The Company believes the range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 149 environmental sites in the table above could be up to $1.9 billion. The status of the Company's involvement with the sites and related significant assumptions have not changed materially since December 31, 2025.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four OUs for evaluating, selecting and implementing remediation under CERCLA. Current activities in each OU are summarized below, many of which are performed by Glenn Springs Holdings, Inc.
OU1 – 80 and 120 Lister Avenue in Newark, New Jersey: Glenn Springs Holdings, Inc. currently performs maintenance and monitoring for the interim remedy of OU1 pursuant to a 1990 Consent Decree for which such subsidiary inherited legal responsibility. In January 2025, the EPA issued a ROD for the final remedy of OU1 that provides for optimized containment for which it estimated a cost of $16 million.
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

Legal matters related to the DASS (Alden Leeds)
In December 2022, the EPA and the DOJ filed a proposed Consent Decree in the Alden Leeds litigation, seeking court approval to settle with 85 parties for a total of $150 million for cleanup costs associated with OU2 and OU4. In January 2024, the DOJ filed a proposed Amended Consent Decree that excluded three companies from the original settlement, among other changes, and subsequently filed a motion to approve the Amended Consent Decree. In December 2024, the U.S. District Court for the District of New Jersey (District Court) approved the Amended Consent Decree. In its order approving the Amended Consent Decree, the District Court accepted the EPA's revised determination that the Company was responsible for approximately 85% of the cleanup costs for OU2 and OU4. ERH appealed the District Court's ruling on the grounds that the decision was flawed for several reasons, including the failure to consider the impact of recent Supreme Court decisions that restrict EPA authority and limit judicial deference to EPA actions. The Notice of Appeal was filed in February 2025, and all briefs have been filed as of January 2026.
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
In accordance with applicable accounting guidance, the Company accrues contingency reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Contingency reserves for matters, other than for tax matters discussed below and environmental matters discussed in Note 7 – Environmental Liabilities and Expenditures, that satisfy these criteria as of June 30, 2026 were not material to the Company's Consolidated Condensed Balance Sheets.
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

The IRS is currently reviewing the legal entity reorganization transaction as part of the Company's 2022 federal tax audit. Following the acquisition of Anadarko and related divestitures, the Company reorganized its legal entities to better align with the nature of its business activities. This reorganization resulted in the Company making an adjustment to the tax basis in a portion of its operating assets, reducing deferred tax liabilities and recording a $2.7 billion tax benefit in 2022.
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
In accordance with ASC 740's guidance on the accounting for uncertain tax positions, the Company has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, the Company has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. If the payment is ultimately determined not to be deductible, the Company would be required to repay the tentative refund received, plus other cash benefits received related to the $5.2 billion deduction, plus interest, which as of June 30, 2026 totaled approximately $2.4 billion. As a result, should the Company not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of June 30, 2026, the Company would be required to repay approximately $1.4 billion in federal and state taxes and accrued interest of $1.0 billion. A liability for the taxes and interest is included in other liabilities.

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

NOTE 9 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended		Six months ended
millions except per-share amounts	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income from continuing operations	$3,000	$338	$3,236	$1,168
Discontinued operations, net of taxes	(4)	130	3,119	245
Net income	$2,996	$468	$6,355	$1,413
Less: Income attributable to noncontrolling interest	(19)	(10)	(33)	(19)
Less: Preferred stock dividends	(170)	(170)	(340)	(340)
Net income attributable to common stock	$2,807	$288	$5,982	$1,054
Less: Incremental fair value for warrants inducement	—	(25)	—	(25)
Less: Net income allocated to participating securities	(20)	(2)	(37)	(7)
Net income, net of participating securities	$2,787	$261	$5,945	$1,022
Weighted-average number of basic shares	997.1	985.1	993.7	963.5
Basic income per common share	$2.80	$0.27	$5.98	$1.06
Net income attributable to common stock	$2,807	$288	$5,982	$1,054
Less: Incremental fair value for warrants inducement	—	(25)	—	(25)
Less: Net income allocated to participating securities	(19)	(2)	(37)	(7)
Net income, net of participating securities	$2,788	$261	$5,945	$1,022
Weighted-average number of basic shares	997.1	985.1	993.7	963.5
Dilutive securities	15.1	25.3	16.1	33.5
Total diluted weighted-average common shares	1,012.2	1,010.4	1,009.8	997.0
Diluted income per common share	$2.75	$0.26	$5.89	$1.03

Anti-dilutive securities excluded from diluted shares (millions)	83.9	84.2	83.9	83.9

The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2026:

Period	Exercise of Warrants (a)	Other (b)	Treasury Stock Purchases (c)	Common Stock Outstanding
December 31, 2025				986,026,416
First Quarter 2026	3,609,243	2,939,668	(1,382,767)	991,192,560
Second Quarter 2026	8,929,988	222,559	(636,556)	999,708,551
Total	12,539,231	3,162,227	(2,019,323)	999,708,551
(a)    $276 million of cash was received in the first six months of 2026 from the exercise of Common Stock Warrants.
(b)    Includes issuances under the 2015 long-term incentive plan and the OPC savings plan.
(c)    Includes purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

As of June 30, 2026, Occidental had 17.9 million Common Stock Warrants with a strike of $22.00 per share and 83.9 million Berkshire Warrants held by Berkshire Hathaway with a strike of $59.59 per share.
On March 3, 2025, Occidental announced an offer to holders of its Common Stock Warrants to exercise their warrants, each exercisable at $22.00, at a temporarily reduced price of $21.30 per share with an expiration date of March 31, 2025. In April 2025, Occidental issued 41.9 million shares of stock in return for proceeds of approximately $890 million. The incremental fair value associated with the Common Stock Warrants related to the change in exercise price was recognized as an equity issuance cost. The proceeds from the warrant exercise were used to repay near-term debt maturities.

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
Occidental's President and CEO is ultimately responsible for allocating resources and assessing the performance of each operating segment and is the Chief Operating Decision Maker. The CEO may be assisted in this function by other members of Occidental's executive management including, but not limited to, the Chief Financial Officer. While other executives are responsible for the performance of their individual areas, the CEO is solely responsible for allocating resources across the Company as a whole.
For both reporting segments, segment income (loss) from continuing operations before income taxes is used to measure performance, as well as allocate resources (including financial or capital resources) for each segment, predominantly in the annual budget and forecasting process.
The following table reconciles segment income from continuing operations before taxes to net income attributable to common shares:

	Three months ended		Six months ended
millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Segment income (losses) from continuing operations before taxes
Oil and gas segment	$2,849	$934	$3,866	$2,631
Midstream and marketing segment	1,338	39	1,251	(33)
Corporate and eliminations	(164)	(142)	(272)	(280)
Interest and debt expense, net	(108)	(271)	(540)	(581)
Income from continuing operations before income taxes	$3,915	$560	$4,305	$1,737
Income tax expense	(915)	(222)	(1,069)	(569)
Income from continuing operations	$3,000	$338	$3,236	$1,168
Discontinued operations, net of tax	(4)	130	3,119	245
Net income	$2,996	$468	$6,355	$1,413
Less: Net income attributable to noncontrolling interest	(19)	(10)	(33)	(19)
Less: Preferred stock dividends	(170)	(170)	(340)	(340)
Net income attributable to common stockholders	$2,807	$288	$5,982	$1,054
The following tables include a summary of significant revenue and expense line items for each segment. Items within "Significant segment expenses" align with the significant segment-level information that is regularly provided to the Chief Operating Decision Maker.

OIL AND GAS SEGMENT

	Three months ended		Six months ended
millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues and other income
Net sales (a)	$6,882	$5,009	$11,857	$10,692
Losses on sale of assets and other, net	(13)	(2)	(42)	(8)
Total	$6,869	$5,007	$11,815	$10,684
Significant segment expenses
Oil and gas lease operating expense	1,117	1,135	2,235	2,352
Transportation and gathering expense	395	403	786	810
Other operating and non-operating expense	272	357	545	601
Taxes other than on income	338	262	590	522
Depreciation, depletion and amortization	1,745	1,718	3,435	3,420
Other segment expenses (b)	135	187	338	337
Total	$4,002	$4,062	$7,929	$8,042
Segment income before other items	$2,867	$945	$3,886	$2,642
Losses from equity investments and other	(18)	(11)	(20)	(11)
Segment income from continuing operations before taxes	$2,849	$934	$3,866	$2,631
(a)    Includes revenue from customers and all other revenues.
(b)    Includes general and administrative expense and exploration expense.

MIDSTREAM AND MARKETING SEGMENT

	Three months ended		Six months ended
millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues and other income
Net sales (a)	$1,326	$390	$1,723	$563
Gains on sale of assets and other income, net	225	39	76	66
Total	$1,551	$429	$1,799	$629
Significant segment expenses
Transportation and gathering expense	219	197	403	400
Other operating and non-operating expense	54	95	133	176
Depreciation, depletion and amortization	68	74	139	147
Asset impairments and other charges	—	—	105	—
Other segment expenses (b)	24	31	58	60
Total	$365	$397	$838	$783
Segment income (losses) before other items	$1,186	$32	$961	$(154)
Income from equity investments and other	152	7	290	121
Segment income (losses) from continuing operations before taxes	$1,338	$39	$1,251	$(33)
(a)    Includes revenue from customers and all other revenues.
(b)    Includes taxes other than on income and general and administrative expense.

SEGMENT PROPERTY PLANT AND EQUIPMENT AND INVESTMENTS

The following table includes segment-level additions to property, plant and equipment:

	Three months ended		Six months ended
millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Oil and gas	$1,481	$1,541	$2,883	$3,109
Midstream and marketing	142	188	334	336
Corporate and eliminations	19	22	29	30
Total	$1,642	$1,751	$3,246	$3,475

The following table includes segment-level balance sheet information:

millions	Oil and gas	Midstream and marketing	Corporate and eliminations	Assets held for sale	Total
As of June 30, 2026
Property Plant and Equipment, Gross	$124,245	$8,930	$1,234	$—	$134,409
Accumulated DD&A	(68,619)	(2,592)	(598)	—	(71,809)
Property, Plant and Equipment, Net	$55,626	$6,338	$636	$—	$62,600

Investments in unconsolidated entities	$148	$2,421	$—	$—	$2,569

Total Assets	$59,531	$14,883	$5,944	$—	$80,358

As of December 31, 2025
Property Plant and Equipment, Gross	$126,896	$9,638	$1,219	$—	$137,753
Accumulated DD&A	(70,292)	(3,273)	(545)	—	(74,110)
Property, Plant and Equipment, Net	$56,604	$6,365	$674	$—	$63,643

Investments in unconsolidated entities	$129	$2,346	$—	$—	$2,475

Total Assets	$60,393	$13,901	$3,372	$6,520	$84,186

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
Actual outcomes or results may differ from anticipated results, sometimes materially. Forward-looking and other statements regarding the Company's sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or require disclosure in the Company's filings with the SEC. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and definitions, assumptions, data sources and estimates or measurements that are subject to change in the future, including through rulemaking or guidance. Factors that could cause results to differ from those projected or assumed in any forward-looking statement include, but are not limited to: general economic conditions, including slowdowns and recessions, domestically or internationally; the Company's indebtedness and other payment obligations, including the need to generate sufficient cash flows to fund operations; the Company's ability to successfully monetize select assets and repay or refinance debt and the impact of changes in the Company's credit ratings or future increases in interest rates; assumptions about energy markets; global and local commodity and commodity-futures pricing fluctuations and volatility; supply and demand considerations for, and the prices of, the Company's products and services; actions by OPEC and non-OPEC oil producing countries; results from operations and competitive conditions; future impairments of the Company's proved and unproved oil and gas properties or equity investments, or write-downs of productive assets, causing charges to earnings; unexpected changes in costs; government actions (including the effects of announced or future tariff increases and other geopolitical, trade, tariff, fiscal and regulatory uncertainties), war (including the Russia-Ukraine war and conflicts in the Middle East) and political conditions and events (such as in Latin America); inflation, its impact on markets and economic activity and related monetary policy actions by governments in response to inflation; availability of capital resources, levels of capital expenditures and contractual obligations; the regulatory approval environment, including the Company's ability to timely obtain or maintain permits or other government approvals, including those necessary for drilling and/or development projects; the Company's ability to successfully complete, or any material delay of, field developments, expansion projects, capital expenditures, efficiency projects, acquisitions or divestitures; risks associated with acquisitions, mergers and joint ventures, such as difficulties integrating businesses, uncertainty associated with financial projections or projected synergies, restructuring, increased costs and adverse tax consequences; uncertainties and liabilities associated with acquired and divested properties and businesses, including retained liabilities and indemnification obligations associated with the chemical business; uncertainties about the estimated quantities of oil, NGL and natural gas reserves; lower-than-expected production from development projects or acquisitions; the Company's ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes and improve the Company's competitiveness; exploration, drilling and other operational risks; disruptions to, capacity constraints in, or other limitations on the pipeline systems that deliver the Company's oil and natural gas and other processing and transportation considerations; volatility in the securities, capital or credit markets, including capital market disruptions and instability of financial institutions; HSE risks, costs and liability under existing or future federal, regional, state, provincial, tribal, local and international HSE laws, regulations and litigation (including related to climate change or remedial actions or assessments); legislative or regulatory changes, including changes relating to hydraulic fracturing or other oil and natural gas operations, retroactive royalty or production tax regimes, and deep-water and onshore drilling and permitting regulations; the Company's ability to recognize intended benefits from its business strategies and initiatives, such as the Company's low-carbon ventures businesses and announced GHG emissions reduction targets or net-zero goals; changes in government grant or loan programs; potential liability resulting from pending or future litigation, government investigations and other proceedings; disruption or interruption of production or facility damage due to accidents, chemical releases, labor unrest, weather, power outages, natural disasters, cyber-attacks, terrorist acts or insurgent activity; the scope and duration of global or regional health pandemics or epidemics and actions taken by government authorities and other third parties in connection therewith; the creditworthiness and performance of the Company's counterparties, including financial institutions, operating partners and other parties; failure of risk management; the Company's ability to retain and hire key personnel; supply, transportation and labor constraints; reorganization or restructuring of the Company's operations; changes in state, federal or international tax rates, deductions, incentives or credits; and actions by third parties that are beyond the Company's control.
Additional information concerning these and other factors that may cause the Company's results of operations and financial position to differ from expectations can be found in the Company's other filings with the SEC, including the Company's 2025 Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CURRENT BUSINESS OUTLOOK

The Company's financial results are significantly influenced by crude oil prices and, to a lesser extent, NGL and natural gas prices and commodity market differentials. The average WTI price per barrel was $92.79 for the three months ended June 30, 2026, compared with $71.93 for the three months ended March 31, 2026. The average WTI price per barrel was $82.36 for the six months ended June 30, 2026, compared with $67.58 for the six months ended June 30, 2025.
Changes in commodity prices may affect the Company's capital allocation decisions, including the level and timing of investments, which could affect future production volumes. Oil prices are expected to remain volatile due to a variety of factors, including geopolitical developments, macroeconomic conditions and their impact on global energy demand, actions by OPEC and non-OPEC producing countries, and changes in U.S. trade policy.
Commodity prices during the second quarter benefited in part from risk premiums associated with the conflict involving Iran and resulting disruptions to regional energy markets and trade flows. Although shipping activity through the Strait of Hormuz improved during portions of the quarter following diplomatic efforts, recent developments have underscored the continued fragility of those conditions. Ongoing geopolitical uncertainty, potential disruptions to maritime transportation and energy infrastructure, and evolving governmental responses could continue to influence commodity prices and contribute to market volatility. The duration, scope and ultimate outcome of the conflict remain uncertain and could continue to affect energy markets, global economic conditions and commodity prices.
Recent U.S. trade policy actions, including the implementation of tariff replacement measures, could also affect the Company's operations and financial performance. Although the Company has not experienced a material impact to date, tariffs or tariff replacement measures imposed on suppliers could increase costs over time. In addition, broader economic impacts and uncertainty associated with evolving trade policies could affect demand for the Company's products and the prices realized for its production.

STRATEGIC PRIORITIES
The Company is focused on delivering a unique shareholder value proposition with its portfolio of oil and gas and midstream and marketing assets, as well as its ongoing development of carbon management and sequestration solutions and GHG emissions reduction efforts. The Company conducts its operations with an emphasis on technical expertise, HSE, sustainability and social responsibility, and is advancing integrated technologies in CO2, power and midstream to enable differentiated resource recovery and value.

In order to maximize shareholder returns, the Company intends to:
■Maintain safe and responsible operations;
■Execute from a strong balance sheet;
■Deliver a sustainable and growing dividend; and
■Sustain base production.

In August 2026, the Board increased the quarterly dividend by 8% to $0.28 per share, which will be payable on October 15, 2026 to shareholders of record as of September 10, 2026.

OXYCHEM TRANSACTION
The Company completed the sale of OxyChem on January 2, 2026 in an all-cash transaction for an adjusted sales price of $9.5 billion, subject to additional post-closing adjustments. The transaction resulted in a gain of approximately $3.1 billion, net of taxes. OxyChem is reported as discontinued operations, with its assets and liabilities classified as held for sale as of December 31, 2025.
See Note 1 - General in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the OxyChem Transaction.

DEBT
As of June 30, 2026, the Company's debt was rated Baa3 by Moody's Investors Service, BBB by Fitch Ratings and BB+ by Standard and Poor's. Any downgrade in the Company's credit ratings could affect its ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, may elect to provide or in some cases may be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and sequestration activities; and environmental remediation matters.
During the six months ended June 30, 2026, the Company used after-tax proceeds from the OxyChem Transaction and cash from operations to repay approximately $8.6 billion of debt. For information on the Company's debt activity, see Note 3 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

As of June 30, 2026, substantially all of the Company's outstanding debt was fixed rate.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

	Three months ended
millions	June 30, 2026	% Change	March 31, 2026
Net income
Oil and gas (a)	$2,849	180%	$1,017
Midstream and marketing (a)	1,338	1,638%	(87)
Total	4,187	350%	930
Unallocated Corporate Items (a)
Interest expense, net	(108)	(75)%	(432)
Income tax expense	(915)	494%	(154)
Corporate and other items, net	(164)	52%	(108)
Income from continuing operations	$3,000	1,171%	$236
Discontinued operations, net of taxes	(4)	(100)%	3,123
Net income	$2,996	(11)%	$3,359
Less: Net income attributable to noncontrolling interest	(19)	36%	(14)
Less: Preferred stock dividends	(170)	—%	(170)
Net income attributable to common stockholders	$2,807	(12)%	$3,175
Net income per share attributable to common stockholders - diluted	$2.75	(12)%	$3.13
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting the Company's earnings that vary widely and unpredictably in nature, timing and amount.

	Six months ended
millions	June 30, 2026	% Change	June 30, 2025
Net income
Oil and gas (a)	$3,866	47%	$2,631
Midstream and marketing (a)	1,251	3,891%	(33)
Total	5,117	97%	2,598
Unallocated Corporate Items (a)
Interest expense, net	(540)	(7)%	(581)
Income tax expense	(1,069)	88%	(569)
Corporate and other items, net	(272)	(3)%	(280)
Income from continuing operations	$3,236	177%	$1,168
Discontinued operations, net of taxes	3,119	1,173%	245
Net income	$6,355	350%	$1,413
Less: Net income attributable to noncontrolling interest	(33)	74%	(19)
Less: Preferred stock dividends	(340)	—%	(340)
Net income attributable to common stockholders	$5,982	468%	$1,054
Net income per share attributable to common stockholders - diluted	$5.89	472%	$1.03
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting the Company's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of the Company's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Six months ended
millions	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Oil and gas
Crude oil derivative gains (losses)	$105	$(339)	$(234)	$—
Losses on sales of assets and other, net	(15)	(30)	(45)	—
Legal reserves and other	—	—	—	(65)
Total oil and gas	90	(369)	(279)	(65)

Midstream and marketing
Derivative gains (losses), net	178	(409)	(231)	11
Gains (losses) on sales of assets and other, net (a)	199	(164)	35	—
Asset impairments and other charges (a)	—	(105)	(105)	(162)
Total midstream and marketing	377	(678)	(301)	(151)

Corporate
Early debt extinguishment	47	(237)	(190)	—
Early retirement costs	(39)	(15)	(54)	—
Acquisition-related costs and other	—	—	—	(12)
Total corporate	8	(252)	(244)	(12)

Income tax impact on items affecting comparability	(107)	281	174	49
Gains (losses) from continuing operations	368	(1,018)	(650)	(179)
Discontinued operations, net of taxes	(4)	3,123	3,119	245
Total	$364	$2,105	$2,469	$66
(a)    Includes amounts from income from equity investments and other in the Consolidated Condensed Statements of Operations.

Q2 2026 compared to Q1 2026
Excluding the impact of items affecting comparability, net income increased for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, primarily due to higher realized crude oil prices in the oil and gas segment and higher marketing margins related to the timing of crude sales and natural gas transportation capacity optimization activities in the Permian. These increases were partially offset by lower domestic realized natural gas prices in the oil and gas segment.

First six months of 2026 compared to the first six months of 2025
Excluding the impact of items affecting comparability, net income increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to higher realized crude oil prices in the oil and gas segment, higher marketing margins from natural gas transportation capacity optimization activities in the Permian, the timing of crude sales, lower long-haul crude transportation costs, higher sulfur prices at Al Hosn and lower interest expense due to reduced long-term debt. These increases were partially offset by lower domestic realized natural gas prices in the oil and gas segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

Q2 2026 compared to Q1 2026
Net sales increased to $8.1 billion for the three months ended June 30, 2026, compared to $5.2 billion for the three months ended March 31, 2026, primarily due to higher crude oil prices and higher marketing margins related to the timing of crude sales and natural gas transportation capacity optimization activities in the Permian. These increases were partially offset by lower domestic realized natural gas prices in the oil and gas segment.
Gains (losses) on sales of assets and other, net were a gain of $180 million for the three months ended June 30, 2026, compared with a loss of $202 million for the three months ended March 31, 2026. The gain on sale of assets and other, net for the three months ended June 30, 2026 included a gain of $220 million from a pro-rata ownership reduction in WES following an acquisition made by WES. The loss on sale of assets and other, net for the three months ended March 31, 2026 reflected a loss of approximately $200 million on the divestiture of non-core oil and gas interests and certain gas processing plants in the Permian Basin.
Interest and debt expense, net decreased to $108 million for the three months ended June 30, 2026, compared to $432 million for the three months ended March 31, 2026, primarily due to premiums paid on early debt extinguishment in the three months ended March 31, 2026 and lower interest expense in the three months ended June 30, 2026 as a result of lower outstanding debt.
Income tax expense increased to $915 million for the three months ended June 30, 2026, compared to $154 million for the three months ended March 31, 2026, primarily due to higher pre-tax income earned in the three months ended June 30, 2026.

First six months of 2026 compared to the first six months of 2025
Net sales increased to $13.3 billion for the six months ended June 30, 2026, compared to $11.0 billion for the same period in 2025, primarily due to higher realized crude oil prices in the oil and gas segment, higher sulfur prices at Al Hosn, and higher marketing margins related to the timing of crude sales and natural gas transportation capacity optimization activities in the Permian. These increases were partially offset by lower domestic realized natural gas prices and derivative losses on the crude oil collars in the oil and gas segment.
Income tax expense increased to $1.1 billion for the six months ended June 30, 2026, compared to $569 million for the same period in 2025, primarily due to higher pre-tax income in the six months ended June 30, 2026.

SEGMENT RESULTS OF OPERATIONS

OVERVIEW OF SEGMENT RESULTS
The Company's principal businesses consist of two reporting segments: oil and gas and midstream and marketing. The oil and gas segment explores for, develops and produces oil and condensate, NGL and natural gas. The midstream and marketing segment purchases, markets, gathers, processes, transports and stores oil (including condensate), NGL, natural gas, CO2 and power; optimizes its transportation and storage capacity; and invests in entities that conduct similar activities, including WES. The midstream and marketing segment also includes the Company's low-carbon ventures businesses.

OIL AND GAS SEGMENT
The following table sets forth average daily sales volumes for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Sales Volumes per Day
Oil (Mbbl)
United States	614	612	613	603
International	100	107	104	107
NGL (Mbbl)
United States	303	292	298	276
International	29	35	32	38
Natural Gas (MMcf)
United States	1,867	1,813	1,836	1,728
International	453	478	464	493
Total Sales Volumes (Mboe) (a)	1,433	1,428	1,430	1,394
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

The following table presents the Company's average realized prices and average index prices for the periods presented:

	Three months ended		Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Average Realized Prices
Oil ($/Bbl)
United States	$96.93	$70.31	$83.72	$66.78
International	$95.83	$67.59	$81.32	$70.67
Total Worldwide	$96.78	$69.91	$83.37	$67.37
NGL ($/Bbl)
United States	$23.79	$18.45	$21.19	$22.81
International	$33.49	$23.52	$28.08	$26.80
Total Worldwide	$24.64	$18.99	$21.86	$23.29
Natural Gas ($/Mcf)
United States	$(1.48)	$1.01	$(0.26)	$1.88
International	$1.95	$1.93	$1.94	$1.90
Total Worldwide	$(0.80)	$1.20	$0.19	$1.88

Average Index Prices
WTI oil ($/Bbl)	$92.79	$71.93	$82.36	$67.58
Brent oil ($/Bbl)	$97.06	$77.93	$87.49	$70.74
NYMEX gas ($/Mcf)	$2.89	$3.93	$3.41	$3.65

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	104%	97%	101%	100%
Worldwide oil as a percentage of average Brent	100%	90%	95%	95%
Worldwide NGL as a percentage of average WTI	27%	26%	27%	34%
Domestic natural gas as a percentage of average NYMEX	(51)%	26%	(8)%	52%

Q2 2026 compared with Q1 2026
Oil and gas segment earnings were $2.8 billion for the three months ended June 30, 2026, compared with $1.0 billion for the three months ended March 31, 2026. The increase was primarily driven by higher realized crude oil and NGL prices and derivative gains, partially offset by lower domestic natural gas realizations.
Average daily sales volumes were generally consistent for the three months ended June 30, 2026, compared with the three months ended March 31, 2026, as modest increases in domestic NGL and natural gas volumes were largely offset by lower international oil, NGL, and natural gas volumes.

First six months of 2026 compared to the first six months of 2025
Oil and gas segment earnings were $3.9 billion for the six months ended June 30, 2026, compared with $2.6 billion for the same period in 2025. The increase was primarily driven by higher realized crude oil prices and higher sales volumes, partially offset by lower domestic natural gas realizations and crude oil derivative losses.
Average daily sales volumes increased for the six months ended June 30, 2026, compared with the same period in 2025, primarily due to development activity and new wells coming online in the Permian and the effect in 2025 of a third-party pipeline disruption affecting the Company's Gulf of America operations. These increases were partially offset by lower international sales volumes associated with disruptions resulting from conflict in the Middle East.

The following table analyzes the impacts of changes in average realized prices and sales volumes on the Company's domestic and international oil, NGL and natural gas revenues:

		Increase (Decrease) Related to
millions	Three months ended March 31, 2026 (b)	Price Realizations	Net Sales Volumes	Three months ended June 30, 2026 (b)
United States Revenue
Oil	$3,873	$1,488	$56	$5,417
NGL	444	155	(7)	$592
Natural gas	164	(414)	—	$(250)
Total	$4,481	$1,229	$49	$5,759
International Revenue
Oil (a)	$650	$188	$34	$872
NGL	74	26	(11)	$89
Natural gas	83	2	(4)	$81
Total	$807	$216	$19	$1,042

		Increase (Decrease) Related to
millions	Six months ended June 30, 2025 (b)	Price Realizations	Net Sales Volumes	Six months ended June 30, 2026 (b)
United States Revenue
Oil	$7,286	$1,872	$132	$9,290
NGL	1,035	(68)	69	1,036
Natural gas	586	(701)	29	(86)
Total	$8,907	$1,103	$230	$10,240
International Revenue
Oil (a)	$1,365	$145	$12	$1,522
NGL	182	7	(26)	163
Natural gas	172	4	(12)	164
Total	$1,719	$156	$(26)	$1,849
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

MIDSTREAM AND MARKETING SEGMENT

Q2 2026 compared to Q1 2026
Midstream and marketing segment earnings for the three months ended June 30, 2026 were $1.3 billion, compared to segment losses of $87 million for the three months ended March 31, 2026. Excluding the impact of items affecting comparability, second quarter results improved primarily due to higher crude margins driven by the timing impact of crude marketing, reflecting the lag between the purchase of crude volumes and their subsequent sale, and higher gas margins from transportation capacity optimizations.

First six months of 2026 compared to the first six months of 2025
Midstream and marketing segment earnings for the six months ended June 30, 2026 were $1.3 billion, compared to segment losses of $33 million for the same period in 2025. Excluding the impact of items affecting comparability, the increase reflected higher crude margins driven by the timing impact of crude marketing, higher gas margins from transportation capacity optimization, and lower crude marketing transportation costs. Results also benefitted from higher sulfur prices at Al Hosn.

DISCONTINUED OPERATIONS, NET
Discontinued operations, net includes the results of OxyChem for all periods presented and the gain recognized upon closing the OxyChem transaction on January 2, 2026. See Note 1 - General.

Select results for discontinued operations are reflected in the following table:

	Three months ended		Six months ended
millions	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Income (loss) before income taxes	$(76)	$4,044	$3,968	$333
Income tax benefit (expense)	72	(921)	(849)	(88)
Income (loss) from discontinued operations, net of tax	$(4)	$3,123	$3,119	$245

Income from discontinued operations, net of taxes of $3.1 billion increased for the six months ended June 30, 2026, compared to $245 million for the same period in 2025. The increase was primarily due to the $3.1 billion gain recognized upon closing the OxyChem Transaction.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended		Six months ended
millions, except percentages	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Income before income taxes	$3,915	$390	$4,305	$1,737
Income tax expense
Domestic - federal and state	(663)	(19)	(682)	(223)
International	(252)	(135)	(387)	(346)
Total income tax expense	(915)	(154)	(1,069)	(569)
Income from continuing operations	$3,000	$236	$3,236	$1,168
Worldwide effective tax rate (continuing operations)	23%	39%	25%	33%

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of June 30, 2026, the Company's sources of liquidity included $4.2 billion of cash and cash equivalents and $4.2 billion of borrowing capacity under its RCF, which matures on June 30, 2028. There were no borrowings outstanding under the Company's RCF as of June 30, 2026.

Operating Cash Flows
Operating cash flow from continuing operations was $6.5 billion for the six months ended June 30, 2026, compared to $4.8 billion for the six months ended June 30, 2025. Operating cash flow from continuing operations for the six months ended June 30, 2026 included $183 million in cash settlements related to crude oil collars. The increase, compared to the same period in 2025, was primarily due to higher net income in 2026 resulting from the sharp increase in crude oil prices beginning in March 2026 and higher natural gas margins from gas transportation capacity optimization in the marketing segment.
Operating cash flow used by discontinued operations was $926 million for the six months ended June 30, 2026, compared to operating cash flow from discontinued operations of $347 million for the six months ended June 30, 2025. The decrease was primarily due to estimated tax payments made related to the sale of OxyChem in the first quarter of 2026.

Investing Cash Flows
The Company's net cash used by investing activities from continuing operations was $3.4 billion for the six months ended June 30, 2026, compared to $2.2 billion for the six months ended June 30, 2025. The year-over-year change was primarily due to $1.5 billion in proceeds from divestitures in the prior year.
Capital expenditures, the majority of which related to the oil and gas segment, were $3.1 billion for the six months ended June 30, 2026, compared to $3.4 billion for the six months ended June 30, 2025.
Cash flow provided by investing activities from discontinued operations was $9.5 billion for the six months ended June 30, 2026, primarily reflecting proceeds from the OxyChem Transaction.

Financing Cash Flows
The Company's net cash used by financing activities from continuing operations was $9.5 billion for the six months ended June 30, 2026, which included $8.6 billion of principal payments on long-term debt and $0.8 billion of payments of common and preferred cash dividends. See Note 3 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net cash used by financing activities for the six months ended June 30, 2025 was $2.2 billion, which included $2.3 billion of payments on long-term debt, $0.8 billion of payments of common and preferred cash dividends and proceeds of approximately $890 million from the exercise of common stock warrants.
As of the date of this filing, the Company is in compliance with all covenants in its financing agreements, and it has no remaining debt maturities due in 2026, $48 million in 2027, $14 million in 2028, $352 million in 2029, and $11.4 billion thereafter. The Company expects cash on hand, operating cash flows and funds available from the RCF to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing.
The Company has provided financial assurances through a combination of cash, letters of credit and surety bonds. As of June 30, 2026, the Company had no outstanding letters of credit under the RCF.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the six months ended June 30, 2026, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2025 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in the Company's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included under Part I, Item 1A of the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental's share repurchase activities for the six months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions) (b)
First Quarter 2026	1,382,767	$56.81	—
April 1-30, 2026	412,056	$61.45	—
May 1-31, 2026	224,500	$59.75	—
June 1-30, 2026	—	$—	—	$1,223
Second Quarter 2026	636,556	$60.85	—
Total 2026	2,019,323	$58.09	—	$1,223
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

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1^*	Separation Agreement by and between Occidental Petroleum Corporation and Vicki Hollub effective June 1, 2026.

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
^ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

August 5, 2026	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller