Form 10-Q
period 2026-09-30
OCCIDENTAL PETROLEUM CORP /DE/
filed 2026-11-09
CIK 797468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2026
Common Stock, $0.20 par value	999,894,745

DEFINED TERMS AND ABBREVIATIONS USED WITHIN THIS DOCUMENT

$/Bbl	price per barrel
Anadarko	Anadarko Petroleum Corporation and its consolidated subsidiaries
AOC	Administrative Order on Consent
Bcf	billions of cubic feet
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Warrants	Stock warrants issued on August 8, 2019 to Berkshire Hathaway with a $59.59 strike price
BlackRock	BlackRock Inc.
Boe	barrels of oil equivalent
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CO2	carbon dioxide
the Company	Occidental and/or one or more entities in which it owns a controlling interest (subsidiaries)
Common Stock Warrants	Stock warrants issued to holders of Occidental common stock with a strike price of $22.00, listed on the NYSE under the symbol "OXY.WS"
DASS	Diamond Alkali Superfund Site
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
GHG	greenhouse gas, primarily including carbon dioxide and methane
HSE	health, safety and environmental
Mbbl	thousands of barrels
Mboe	thousands of barrels equivalent
Mboe/d	thousands of barrels equivalent per day
Mcf	thousands of cubic feet
MMbbl	millions of barrels
MMcf	millions of cubic feet
NCI	noncontrolling interest
NGL	natural gas liquids
NPL	National Priorities List
Occidental	Occidental Petroleum Corporation, a Delaware corporation
OPEC	Organization of the Petroleum Exporting Countries
OU	Operable Unit
OxyChem	Occidental Chemical Corporation, a Texas corporation, and its consolidated subsidiaries
OxyChem Transaction	the sale of all of the issued and outstanding equity interests in OxyChem to Berkshire Hathaway pursuant to a purchase and sale agreement dated October 1, 2025, which closed on January 2, 2026
RCF	revolving credit facility
ROD	Record of Decision
SEC	U.S. Securities and Exchange Commission
Waha	natural gas trading hub in the Permian Basin
WES	Western Midstream Partners, LP
WES Operating	Western Midstream Operating, LP
WTI	West Texas Intermediate
2025 Form 10-K	Occidental's Annual Report on Form 10-K for the year ended December 31, 2025

PART I FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets	Occidental Petroleum Corporation and Subsidiaries

millions	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$3,884	$1,968
Trade receivables, net of reserves	3,473	2,575
Joint interest receivables	935	684
Inventories	2,040	1,823
Other current assets	673	601
Current assets held for sale	—	1,176
Total current assets	11,005	8,827

Property, plant and equipment, gross	135,608	137,753
Accumulated depreciation, depletion and amortization	(73,271)	(74,110)
Total property, plant and equipment, net	62,337	63,643

Operating lease assets	732	908
Investments in unconsolidated entities	2,505	2,475
Non-current assets held for sale	—	5,344
Other long-term assets	3,225	2,989
Total non-current assets	6,462	11,716
TOTAL ASSETS	$79,804	$84,186

LIABILITIES
Current maturities of long-term debt	$205	$1,773
Accounts payable	3,578	3,285
Accrued liabilities	4,164	3,592
Liabilities held for sale	—	778
Total current liabilities	7,947	9,428

Long-term debt, net	11,625	20,623

Deferred income taxes, net	5,646	5,636
Asset retirement obligations	3,654	4,172
Non-current liabilities held for sale	—	418
Other deferred credits and liabilities	7,128	7,311
Total deferred credits and other liabilities	16,428	17,537

EQUITY
Preferred stock, at $1.00 per share par value, issued shares: 2026 — 84,897 and 2025 —84,897	8,287	8,287
Common stock, at $0.20 per share par value, authorized shares: 1.5 billion, issued shares: 2026 — 1,231,577,296 and 2025 — 1,214,337,600	246	243
Treasury stock: 2026 — 231,829,564 shares and 2025 — 228,311,184 shares	(15,804)	(15,597)
Additional paid-in capital	21,486	21,008
Retained earnings	28,704	21,891
Accumulated other comprehensive income	246	202
Total stockholders' equity	43,165	36,034
Noncontrolling interest	639	564
Total equity	43,804	36,598
TOTAL LIABILITIES AND EQUITY	$79,804	$84,186
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions, except per-share amounts	2026	2025	2026	2025

REVENUES AND OTHER INCOME
Net sales	$6,567	$5,519	$19,862	$16,481
Interest, dividends and other income	171	60	334	161
Gains on sales of assets and other, net	34	34	12	10
Total	6,772	5,613	20,208	16,652

COSTS AND OTHER DEDUCTIONS
Oil and gas lease operating expense	1,192	1,174	3,427	3,526
Transportation and gathering expense	445	476	1,329	1,376
General and administrative expense	224	238	731	736
Other operating and non-operating expense	415	357	1,103	1,128
Taxes other than on income	307	248	908	781
Depreciation, depletion and amortization	1,783	1,947	5,424	5,574
Asset impairments and other charges	28	1	186	13
Exploration expense	38	66	185	204
Interest and debt expense, net	78	266	618	847
Total	4,510	4,773	13,911	14,185

Income before income taxes and other items	2,262	840	6,297	2,467

OTHER ITEMS
Income from equity investments and other	133	145	403	255
Total	133	145	403	255

Income before income taxes	2,395	985	6,700	2,722
Income tax expense	(554)	(279)	(1,623)	(848)
Income from continuing operations	1,841	706	5,077	1,874
Discontinued operations, net of tax	(20)	136	3,099	381
NET INCOME	1,821	842	8,176	2,255
Less: Net income attributable to noncontrolling interest	(15)	(12)	(48)	(31)
Less: Preferred stock dividends	(169)	(169)	(509)	(509)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,637	$661	$7,619	$1,715

PER COMMON SHARE
Income from continuing operations—basic	$1.65	$0.53	$4.51	$1.33
Discontinued operations—basic	(0.02)	0.14	3.09	0.40
Net income attributable to common stockholders—basic	$1.63	$0.67	$7.60	$1.73

Income from continuing operations—diluted	$1.63	$0.51	$4.44	$1.29
Discontinued operations—diluted	(0.02)	0.14	3.05	0.39
Net income attributable to common stockholders—diluted	$1.61	$0.65	$7.49	$1.68

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income	Occidental Petroleum Corporation and Subsidiaries

	Three months ended September 30,		Nine months ended September 30,
millions	2026	2025	2026	2025
Net income	$1,821	$842	$8,176	$2,255
Other comprehensive income (loss) items:
Gains (losses) on derivatives	7	1	10	(10)
Pension and postretirement gains	47	39	28	34
Other	1	—	6	1
Other comprehensive income, net of tax	55	40	44	25
Comprehensive income	1,876	882	8,220	2,280
Less: Comprehensive income attributable to noncontrolling interest	(15)	(12)	(48)	(31)
Comprehensive income attributable to preferred and common stockholders	$1,861	$870	$8,172	$2,249
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Equity
Balance as of June 30, 2025	$8,287	$243	$(15,597)	$20,849	$21,776	$164	$454	$36,176
Net income	—	—	—	—	830	—	12	842
Other comprehensive income, net of tax	—	—	—	—	—	40	—	40
Dividends on common stock, $0.24 per share	—	—	—	—	(239)	—	—	(239)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(169)	—	—	(169)
Shareholder warrants exercised	—	—	—	16	—	—	—	16
Issuance of common stock and other, net of cancellations	—	—	—	61	—	—	—	61
Noncontrolling interest contributions	—	—	—	—	—	—	39	39
Balance as of September 30, 2025	$8,287	$243	$(15,597)	$20,926	$22,198	$204	$505	$36,766

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Equity
Balance as of June 30, 2026	$8,287	$246	$(15,714)	$21,386	$27,350	$191	$635	$42,381
Net income	—	—	—	—	1,806	—	15	1,821
Other comprehensive income, net of tax	—	—	—	—	—	55	—	55
Dividends on common stock, $0.28 per share	—	—	—	—	(283)	—	—	(283)
Dividends on preferred stock, $2,000 per share	—	—	—	—	(169)	—	—	(169)
Shareholder warrants exercised	—	—	—	30	—	—	—	30
Options exercised	—	—	—	4	—	—	—	4
Issuance of common stock and other, net of cancellations	—	—	—	66	—	—	—	66
Purchases of treasury stock	—	—	(90)	—	—	—	—	(90)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Balance as of September 30, 2026	$8,287	$246	$(15,804)	$21,486	$28,704	$246	$639	$43,804
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Equity	Occidental Petroleum Corporation and Subsidiaries

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Equity
Balance as of December 31, 2024	$8,287	$233	$(15,597)	$19,868	$21,189	$179	$321	$34,480
Net income	—	—	—	—	2,224	—	31	2,255
Other comprehensive income, net of tax	—	—	—	—	—	25	—	25
Dividends on common stock, $0.72 per share	—	—	—	—	(706)	—	—	(706)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(509)	—	—	(509)
Shareholder warrants exercised	—	9	—	903	—	—	—	912
Issuance of common stock and other, net of cancellations	—	1	—	155	—	—	—	156
Noncontrolling interest contributions	—	—	—	—	—	—	153	153
Balance as of September 30, 2025	$8,287	$243	$(15,597)	$20,926	$22,198	$204	$505	$36,766

		Equity Attributable to Common Stock
millions, except per-share amounts	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling interest	Total Equity
Balance as of December 31, 2025	$8,287	$243	$(15,597)	$21,008	$21,891	$202	$564	$36,598
Net income	—	—	—	—	8,128	—	48	8,176
Other comprehensive income, net of tax	—	—	—	—	—	44	—	44
Dividends on common stock, $0.80 per share	—	—	—	—	(806)	—	—	(806)
Dividends on preferred stock, $6,000 per share	—	—	—	—	(509)	—	—	(509)
Shareholder warrants exercised	—	3	—	303	—	—	—	306
Options exercised	—	—	—	13	—	—	—	13
Issuance of common stock and other, net of cancellations	—	—	—	162	—	—	—	162
Purchases of treasury stock	—	—	(207)	—	—	—	—	(207)
Noncontrolling interest contributions, net	—	—	—	—	—	—	27	27
Balance as of September 30, 2026	$8,287	$246	$(15,804)	$21,486	$28,704	$246	$639	$43,804
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows	Occidental Petroleum Corporation and Subsidiaries

	Nine months ended September 30,
millions	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$8,176	$2,255
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations, net	(3,099)	(381)
Depreciation, depletion and amortization of assets	5,424	5,574
Deferred income tax provision	715	15
Asset impairments and other charges	132	—
Losses (gains) on sales of assets and other, net	38	(10)
Other noncash charges to income	576	675
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(898)	347
(Increase) decrease in inventories	(174)	75
Increase in other current assets	(231)	(74)
Decrease in accounts payable and accrued liabilities	(363)	(1,097)
Increase (decrease) in current domestic and foreign income taxes	310	(171)
Operating cash flow from continuing operations	10,606	7,208
Operating cash flow from discontinued operations, net of taxes	(1,382)	690
Net cash provided by operating activities	9,224	7,898
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,465)	(4,899)
Change in capital accrual	(159)	(42)
Purchases of assets, businesses and equity investments, net	(241)	(231)
Proceeds from sales of assets, net	109	2,230
Equity investments and other, net	(198)	(209)
Investing cash flow from continuing operations	(4,954)	(3,151)
Investing cash flow from discontinued operations	9,430	(838)
Net cash provided (used) by investing activities	4,476	(3,989)
CASH FLOW FROM FINANCING ACTIVITIES
Payments of debt	(10,514)	(3,584)
Cash dividends paid on common and preferred stock	(1,271)	(1,186)
Proceeds from issuance of common stock	331	948
Purchases of treasury stock	(207)	—
Contributions from noncontrolling interest, net	27	153
Other financing, net	(210)	(195)
Financing cash flow from continuing operations	(11,844)	(3,864)
Financing cash flow from discontinued operations	—	(6)
Net cash used by financing activities	(11,844)	(3,870)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,856	39
Cash, cash equivalents, restricted cash and restricted cash equivalents — beginning of period	2,046	2,157
Cash, cash equivalents, restricted cash and restricted cash equivalents — end of period	$3,902	$2,196

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements	Occidental Petroleum Corporation and Subsidiaries

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
In the opinion of the Company's management, the accompanying unaudited Consolidated Condensed Financial Statements in this report reflect all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present the Company's results of operations and cash flows for the nine months ended September 30, 2026 and 2025 and the Company's financial position as of September 30, 2026 and December 31, 2025. The income and cash flows for the periods ended September 30, 2026 and 2025 are not necessarily indicative of the income or cash flows to be expected for the full year.

WES INVESTMENT
WES is a publicly traded limited partnership with its limited partner units traded on the NYSE under the ticker symbol "WES." As of September 30, 2026, the Company owned all of the 2.1% non-voting general partner interest, 36.4% of the WES limited partner units, and a 1.9% non-voting limited partner interest in WES Operating, a subsidiary of WES. In February 2026, in connection with the amendment of certain commercial agreements, the Company transferred 15.3 million units to WES, and recorded charges of $105 million. In June 2026, WES acquired Brazos Delaware II, LLC with a mix of equity and cash, and the Company recognized a gain of $220 million from its pro-rata ownership reduction in WES. As of September 30, 2026, the Company's combined share of net income from WES and its subsidiaries was 39.0%.

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

NONCONTROLLING INTEREST
Together with BlackRock, the Company is a joint venture partner in the development of the world's first commercial-scale direct air capture facility. As the primary beneficiary, the Company consolidates the joint venture, which is classified as a Variable Interest Entity. BlackRock's investment is accounted for as an NCI. As of September 30, 2026, BlackRock has invested the entirety of its total commitment of $550 million. In addition, the Company has entered into agreements with the joint venture related to project management, operations and maintenance and carbon removal offtake. The Company may continue to incur additional payments if certain construction and operational thresholds are not met.

The Company may call the NCI on June 30, 2035 or earlier if the plant does not achieve commercial operations or ceases and permanently discontinues operations. Dividends from the joint venture will be distributed preferentially to the NCI up to a return threshold, then preferentially to the Company thereafter. The NCI receives preferential distributions in liquidation.
The Company has determined that the appropriate methodology for attributing income and loss from the joint venture is the Hypothetical Liquidation at Book Value method. As of September 30, 2026, the joint venture's assets were comprised of $1.4 billion construction in progress. Noncontrolling interest as of September 30, 2026 was $639 million. In the nine months ended September 30, 2026, the Company received contributions of $50 million from BlackRock and distributed $23 million to BlackRock.

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents as reported in the Consolidated Condensed Statements of Cash Flows as of:

millions	September 30, 2026	September 30, 2025
Cash and cash equivalents	$3,884	$2,141
Cash and cash equivalents included in assets held for sale	—	18
Restricted cash and restricted cash equivalents included in other current assets	16	18
Restricted cash and restricted cash equivalents included in other long-term assets	2	19
Cash, cash equivalents, restricted cash and restricted cash equivalents	$3,902	$2,196

RECEIVABLES AND OTHER CURRENT ASSETS
Trade receivables, net of reserves, were $3.5 billion and $2.6 billion as of September 30, 2026 and December 31, 2025, respectively, and represent rights to payment for which the Company had satisfied its obligations under a contract with a customer and its right to payment was conditioned only on the passage of time. The allowance for doubtful accounts was insignificant as of both dates.

SUPPLEMENTAL CASH FLOW INFORMATION
The following table represents U.S. federal, state and international income taxes paid, refunds received and interest paid during the following periods:

millions	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Income tax payments (a)	$771	$1,037
Interest paid on debt (b)	$939	$1,212
Interest paid on finance leases	$41	$28
(a)    Income tax payments do not include income tax refunds received of $17 million and $3 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)    Includes capitalized interest of $153 million and $132 million for the nine months ended September 30, 2026 and 2025, respectively.

INVENTORIES
Materials and supplies are valued at weighted-average cost and are reviewed periodically for obsolescence. Commodity inventory primarily represents oil, which is carried at the lower of weighted-average cost or net realizable value.
Inventories consisted of the following as of:

millions	September 30, 2026	December 31, 2025
Materials and supplies	$1,293	$1,222
Commodity inventory	747	601
Total	$2,040	$1,823

ACCRUED LIABILITIES - CURRENT
Accrued liabilities - current consisted of the following as of:

millions	September 30, 2026	December 31, 2025
Income tax payable	$779	$159
Payroll and related expenses	631	620
Taxes other than on income	524	498
Accrued interest payable	126	386
Dividends payable	429	383
Asset retirement obligations	381	381
Operating lease liabilities	352	350
Other	942	815
Total	$4,164	$3,592

OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following as of:

millions	September 30, 2026	December 31, 2025
Long-term tax liabilities	$2,526	$2,393
Environmental remediation liabilities	1,691	1,719
Pension and postretirement obligations	830	985
Operating lease liabilities	435	605
Other	1,646	1,609
Total	$7,128	$7,311

NOTE 2 - REVENUE

Revenue from customers is recognized when obligations under the terms of a contract with customers are satisfied; this generally occurs with the delivery of oil, NGL, gas or services, such as transportation.
The following table shows a reconciliation of revenue from customers to total net sales for the following periods:

	Three months ended		Nine months ended
millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue from customers	$7,079	$5,578	$19,701	$16,554
All other revenues (a)	(512)	(59)	161	(73)
Net sales	$6,567	$5,519	$19,862	$16,481
(a)    Includes other net revenues from the midstream and marketing segment.

DISAGGREGATION OF REVENUE FROM CONTRACTS WITH CUSTOMERS
The table below presents the Company's revenue from customers by segment, product and geographical area. The oil and gas segment typically sells its oil, NGL and gas at the lease or concession area. Midstream and marketing segment revenues are shown by the location of sale:

millions	United States	International	Eliminations	Total

Three months ended September 30, 2026
Oil and gas
Oil	$4,697	$814	$—	$5,511
NGL	618	95	—	713
Gas	274	96	—	370
Other	28	3	—	31
Segment total	$5,617	$1,008	$—	$6,625
Midstream and marketing	$112	$475	$—	$587
Eliminations	$—	$—	$(133)	$(133)
Consolidated	$5,729	$1,483	$(133)	$7,079

millions	United States	International	Eliminations	Total

Three months ended September 30, 2025
Oil and gas
Oil	$3,764	$695	$—	$4,459
NGL	469	88	—	557
Gas	240	91	—	331
Other	56	1	—	57
Segment total	$4,529	$875	$—	$5,404
Midstream and marketing	$137	$187	$—	$324
Eliminations	$—	$—	$(150)	$(150)
Consolidated	$4,666	$1,062	$(150)	$5,578

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2026
Oil and gas
Oil	$13,987	$2,336	$—	$16,323
NGL	1,654	258	—	1,912
Gas	188	260	—	448
Other	26	7	—	33
Segment total	$15,855	$2,861	$—	$18,716
Midstream and marketing	$387	$1,016	$—	$1,403
Eliminations	$—	$—	$(418)	$(418)
Consolidated	$16,242	$3,877	$(418)	$19,701

millions	United States	International	Eliminations	Total

Nine months ended September 30, 2025
Oil and gas
Oil	$11,050	$2,060	$—	$13,110
NGL	1,504	270	—	1,774
Gas	826	263	—	1,089
Other	120	3	—	123
Segment total	$13,500	$2,596	$—	$16,096
Midstream and marketing	$415	$486	$—	$901
Eliminations	$—	$—	$(443)	$(443)
Consolidated	$13,915	$3,082	$(443)	$16,554

NOTE 3 - LONG-TERM DEBT

The Company's debt consisted of the following as of:

millions	September 30, 2026	December 31, 2025
Two-year term loan due 2026 (5.475% as of December 31, 2025)	—	1,280
3.200% senior notes due 2026	—	182
7.500% debentures due 2026	—	112
8.500% senior notes due 2027	—	489
3.000% senior notes due 2027	—	216
7.125% debentures due 2027	—	150
7.000% debentures due 2027	48	48
5.000% senior notes due 2027	—	600
6.625% debentures due 2028	14	14
7.150% debentures due 2028	—	232
7.200% senior debentures due 2028	—	82
6.375% senior notes due 2028	—	578
7.200% debentures due 2029	135	135
7.950% debentures due 2029	101	116
8.450% senior notes due 2029	116	116
3.500% senior notes due 2029	—	286
5.200% senior notes due 2029	—	1,200
Variable rate bonds due 2030	68	68
8.875% senior notes due 2030	1,000	1,000
6.625% senior notes due 2030	856	1,449
6.125% senior notes due 2031	—	1,143
7.500% senior notes due 2031	900	900
7.875% senior notes due 2031	500	500
5.375% senior notes due 2032	—	1,000
5.550% senior notes due 2034	629	1,200
6.450% senior notes due 2036	1,728	1,727
Zero Coupon senior notes due 2036	33	285
0.000% loan due 2039 (CAD denominated)	15	17
4.300% senior notes due 2039	219	247
7.950% senior notes due 2039	325	325
6.200% senior notes due 2040	660	737
4.500% senior notes due 2044	158	191
4.625% senior notes due 2045	247	296
6.600% senior notes due 2046	783	1,117
4.400% senior notes due 2046	253	424
4.100% senior notes due 2047	201	258
4.200% senior notes due 2048	201	304
4.400% senior notes due 2049	220	280
6.050% senior notes due 2054	450	1,000
7.730% debentures due 2096	58	58
7.500% debentures due 2096	60	60
7.250% debentures due 2096	5	5
Total borrowings at face value	$9,983	$20,427

The following table summarizes the Company's outstanding debt, including finance lease liabilities, as of:

millions	September 30, 2026	December 31, 2025
Total borrowings at face value	$9,983	$20,427
Adjustments to book value:
Unamortized premium, net	948	1,054
Debt issuance costs	(36)	(84)
Net book value of debt	$10,895	$21,397
Long-term finance leases	754	801
Current finance leases	181	198
Total debt and finance leases	$11,830	$22,396
Less: current finance leases	(181)	(198)
Less: current maturities of long-term debt	(24)	(1,575)
Long-term debt, net	$11,625	$20,623

DEBT REDUCTION ACTIVITY
In the nine months ended September 30, 2026, the Company utilized after-tax proceeds from the OxyChem Transaction and excess free cash flow to repay debt of $10.4 billion, which resulted in a loss on extinguishment of $129 million. The following table summarizes the Company's debt extinguishment in the nine months ended September 30, 2026:

millions	Borrowings at face value
Total borrowings at face value as of December 31, 2025	$20,427

Repayments
Two-year term loan due 2026	(1,280)
3.200% senior notes due 2026	(182)
7.500% debentures due 2026	(112)
8.500% senior notes due 2027	(489)
3.000% senior notes due 2027	(216)
5.000% senior notes due 2027	(600)
7.125% debentures due 2027	(150)
7.150% debentures due 2028	(232)
7.200% senior debentures due 2028	(82)
6.375% senior notes due 2028	(578)
7.950% debentures due 2029	(15)
3.500% senior notes due 2029	(286)
5.200% senior notes due 2029	(1,200)
6.625% senior notes due 2030	(594)
6.125% senior notes due 2031	(1,142)
5.375% senior notes due 2032	(1,000)
5.550% senior notes due 2034	(571)
Zero Coupon senior notes due 2036	(252)
0.000% loan due 2039 (CAD denominated)	(1)
4.300% senior notes due 2039	(28)
6.200% senior notes due 2040	(77)
4.500% senior notes due 2044	(33)
4.625% senior notes due 2045	(49)
6.600% senior notes due 2046	(334)
4.400% senior notes due 2046	(171)
4.100% senior notes due 2047	(57)
4.200% senior notes due 2048	(103)
4.400% senior notes due 2049	(60)
6.050% senior notes due 2054	(550)
Total repayments	$(10,444)

Total borrowings at face value as of September 30, 2026	$9,983

Subsequent to September 30, 2026, but before the date of this filing, Occidental used cash on hand to repay the remaining $33 million of Zero Coupon senior notes due 2036.

FAIR VALUE OF DEBT
The estimated fair value of the Company's principal debt as of September 30, 2026 and December 31, 2025, the majority of which was classified as Level 1, was $9.8 billion and $20.8 billion, respectively.

NOTE 4 - ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

ACQUISITIONS AND DIVESTITURES
In the nine months ended September 30, 2026, the Company divested non-core operated and non-operated leasehold interests as well as certain processing plants in the Permian Basin. The Company recorded a loss of $225 million for the first nine months of 2026, primarily attributable to the processing plants.
In addition, Occidental exchanged non-core proved and unproved acreage and paid $103 million in cash to acquire additional interests in the Permian Basin, and no gain or loss was recorded.

DISCONTINUED OPERATIONS
In October 2025, the Company announced a purchase and sale agreement with Berkshire Hathaway to sell all of the issued and outstanding equity interests in OxyChem in an all-cash transaction for an adjusted sales price of $9.5 billion, subject to additional post-closing adjustments. The sale was completed on January 2, 2026, resulting in a gain of approximately $3.1 billion, net of taxes. Income tax payments related to the OxyChem divestiture were approximately $1.2 billion for the nine months ended September 30, 2026. The OxyChem Transaction marked a strategic change in the Company's operations. For information related to the presentation of financials for discontinued operations, see Note 1 - General. Refer to Note 3 Long-Term Debt for the Company's use of the after-tax sale proceeds.
The following table summarizes the components of the sales price:

in millions	Total
Cash sales price	$9,700
Closing adjustments:
Working capital adjustment	(158)
Post-close adjustments	(70)
Total cash sales price	$9,472

The following table presents the amounts reported in discontinued operations, net of income taxes, for the following:

	Three months ended		Nine months ended
millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues and other income
Net sales	$—	$1,105	$26	$3,360
Interest, dividends and other income	6	(1)	18	1
Gains on sales of assets and other, net	—	—	4,036	3
Total revenues and other income	6	1,104	4,080	3,364
Costs and other deductions
Chemical cost of sales	—	752	23	2,322
General and administrative expense	2	39	11	92
Other operating and non-operating expense	34	39	109	157
Depreciation, depletion and amortization	—	114	—	340
Other expense, net	—	4	—	17
Total costs and other deductions	36	948	143	2,928
Income (loss) before income taxes and other items	(30)	156	3,937	436
Income from equity investments and other	—	25	1	78
Income (loss) before income taxes	(30)	181	3,938	514
Income tax benefit (expense)	10	(45)	(839)	(133)
Income (loss) from discontinued operations, net of tax	$(20)	$136	$3,099	$381

The effective tax rate for discontinued operations was 21% and 26% for the nine months ended September 30, 2026 and 2025, respectively.

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

MARKETING DERIVATIVES
The Company's marketing derivative instruments include physical and financial forward contracts with fixed or index-based pricing and varying settlement periods. As of September 30, 2026, the weighted-average settlement price of these forward contracts was $89.20 per barrel and $2.21 per Mcf for crude oil and natural gas, respectively. The weighted-average settlement price was $59.59 per barrel and $2.53 per Mcf for crude oil and natural gas, respectively, as of December 31, 2025. Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact the Company's earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. Net gains and losses associated with marketing derivative instruments are recognized currently in net sales. Cash settlements related to marketing derivatives are presented in operating cash flows.
The following table summarizes net volumes associated with the outstanding marketing commodity derivatives as of:

long (short)	September 30, 2026	December 31, 2025
Oil commodity contracts
Volume (MMbbl)	(61)	(59)
Natural gas commodity contracts
Volume (Bcf)	(407)	(189)

FAIR VALUE OF DERIVATIVES
The following tables present the fair values of the Company's outstanding derivatives. Fair values are presented at gross amounts below, including when the derivatives are subject to netting arrangements, and are presented on a net basis in the Consolidated Condensed Balance Sheets:

millions	Fair Value Measurements Using			Netting (a)	Total Fair Value
Balance Sheet Classifications	Level 1	Level 2	Level 3
September 30, 2026
Marketing Derivatives
Other current assets	$1,927	$248	$—	$(1,984)	$191
Other long-term assets	2	4	—	(2)	4
Accrued liabilities	(2,085)	(116)	—	1,984	(217)
Deferred credits and other liabilities - other	(2)	(1)	—	2	(1)
Crude Collars
Accrued liabilities	(124)	—	—	—	(124)

December 31, 2025
Marketing Derivatives
Other current assets	$345	$51	$—	$(328)	$68
Accrued liabilities	(336)	(24)	—	328	(32)
(a)These amounts do not include collateral. The Company netted $1 million of collateral received from brokers against derivative assets and $157 million of collateral deposited with brokers against derivative liabilities as of September 30, 2026. As of December 31, 2025, the Company netted $29 million of collateral received from brokers against derivative assets and $23 million of collateral deposited with brokers against derivative liabilities.

GAINS AND LOSSES ON DERIVATIVES
The following table presents gains and losses related to the Company's derivative instruments and the location on the Consolidated Condensed Statements of Operations:

millions	Three months ended		Nine months ended
Income Statement Classification	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Marketing derivatives (included in net sales)	$(324)	$(57)	$586	$(67)
Crude collars (included in net sales)	$(187)	$—	$(421)	$—

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

NOTE 6 - INCOME TAXES

The following table summarizes components of income tax expense:

	Three months ended		Nine months ended
millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income before income taxes	$2,395	$985	$6,700	$2,722
Current
Federal	(387)	20	(358)	(367)
State and Local	(7)	6	(10)	(11)
Foreign	(202)	(153)	(540)	(455)
Total current tax expense	$(596)	$(127)	$(908)	$(833)
Deferred
Federal	(32)	(142)	(710)	36
State and Local	(1)	(4)	(31)	(1)
Foreign	75	(6)	26	(50)
Total deferred tax benefit (expense)	$42	$(152)	$(715)	$(15)
Total income tax expense
Federal	(419)	(122)	(1,068)	(331)
State and Local	(8)	2	(41)	(12)
Foreign	(127)	(159)	(514)	(505)
Total income tax expense	$(554)	$(279)	$(1,623)	$(848)
Income from continuing operations	$1,841	$706	$5,077	$1,874
Worldwide effective tax rate	23%	28%	24%	31%

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
As discussed in Note 1 - General, certain Occidental subsidiaries remain responsible for environmental remediation at legacy sites and the indemnification of legacy environmental liabilities and pre-closing liabilities of OxyChem, which were not classified as held for sale. Expenses related to the oil and gas business are reported as continuing operations for all periods presented. Expenses related to OxyChem and the retained liabilities and indemnification obligations associated with the chemical business are reported as discontinued operations for all periods presented, reflecting the OxyChem Transaction.

ENVIRONMENTAL REMEDIATION
As of September 30, 2026, the Company participated in or monitored remedial activities or proceedings at 149 sites. The following table presents the current and non-current environmental remediation liabilities of the Company:

millions	as of September 30, 2026			as of December 31, 2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current Portion:
Accrued liabilities	$55	$96	$151	$55	$96	$151
Non-Current Portion:
Other deferred credits and liabilities	124	1,567	1,691	141	1,578	1,719
Total current and non-current	$179	$1,663	$1,842	$196	$1,674	$1,870

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

	September 30, 2026
millions, except number of sites	Number of Sites	Remediation Balance
NPL Sites	29	$1,362
Third-Party Sites	68	242
Currently Operated Sites	3	23
Closed or Non-operated Sites	49	215
Total	149	$1,842

As of September 30, 2026, environmental remediation liabilities of Occidental subsidiaries exceeded $10 million each at 15 of the 149 sites described above, and 81 of the sites had liabilities less than $1 million each. Based on current estimates, the Company expects its subsidiaries to expend funds corresponding to approximately 30% of the remediation balance over the next three to four years with the remainder over the subsequent 10 or more years.
The Company believes the range of reasonably possible additional losses of its subsidiaries beyond those amounts currently recorded for environmental remediation for the 149 environmental sites in the table above could be up to $1.9 billion. The status of the Company's involvement with the sites and related significant assumptions have not changed materially since December 31, 2025.

DIAMOND ALKALI SUPERFUND SITE
The EPA has organized the DASS into four OUs for evaluating, selecting and implementing remediation under CERCLA. Current activities in each OU are summarized below, most of which are performed by Glenn Springs Holdings, Inc. (Glenn Springs).
OU1 – 80 and 120 Lister Avenue in Newark, New Jersey: On behalf of Environmental Resource Holdings, LLC (ERH), Glenn Springs currently performs maintenance and monitoring for the interim remedy of OU1 pursuant to a 1990 Consent Decree. In January 2025, the EPA issued a ROD for the final remedy of OU1 that provides for optimized containment for which it estimated a cost of $16 million.
OU2 – The Lower 8.3 Miles of the Lower Passaic River: In March 2016, the EPA issued a ROD specifying remedial actions required for OU2. During the third quarter of 2016, the EPA and an Occidental subsidiary entered into an AOC to complete the design of the remedy selected in the ROD. In May 2024, the EPA approved the remedial design for OU2. In June 2024, the EPA notified the subsidiary that the work required by the AOC has been fully performed in accordance with its terms. In September 2026, ERH entered into a proposed consent decree with the EPA and the DOJ to construct an upland processing facility and certain upland support facilities (Upland Processing Facility) to support the remedy for OU2 and OU4. The proposed consent decree is subject to public comment and requires approval of the U.S. District Court of the District of New Jersey (District Court). The cost of the Upland Processing Facility is included in the EPA's estimated total OU 2 remediation cost of approximately $1.4 billion.
OU3 – Newark Bay Study Area, including Newark Bay and portions of the Hackensack River, Arthur Kill, and Kill van Kull: A remedial investigation and feasibility study of OU3 was launched pursuant to a 2004 AOC which was amended in 2010. On behalf of ERH, Glenn Springs is currently performing feasibility study activities in OU3.
OU4 – The 17-mile Lower Passaic River Study Area, comprising OU2 and the Upper 9 Miles of the Lower Passaic River: In September 2021, the EPA issued a ROD selecting an interim remedy for the portion of OU4 that excludes OU2 and is located upstream from OU1. In March 2023, the EPA issued a Unilateral Administrative Order in which it directed and ordered an Occidental subsidiary to design the EPA's selected interim remedy for OU4. The EPA has estimated the cost to remediate OU4 to be approximately $440 million.
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
As a result of the District Court's approval of the Amended Consent Decree, the non-current environmental remediation liability related to OU2 and OU4 was increased by $925 million in the fourth quarter of 2024. This charge was included in asset impairments and other charges in the Company's Consolidated Statements of Operations and represented the additional share of the total estimated remediation costs which may be incurred because of the assignment by the District Court of 85% of the responsibility for OU2 and OU4. These costs have not been discounted as the timing and amount of the payments are not fixed or reliably determinable. It is expected that the cash outlay for remediation costs will be expended over many years.

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

Other information
For the DASS, a reserve has been accrued relating to the estimated allocable share of the costs to perform the maintenance and monitoring required in the OU1 Consent Decree, as well as the remedial investigation and feasibility study required in OU3 (Newark Bay). Subject to and without waiver of any rights, a reserve based on the December 2024 Order of the District Court approving the Amended Consent Decree described above, which Order is currently being appealed, has also been accrued for design and implementation of remedies selected in the OU2 ROD and AOC, the OU4 ROD and OU4 Unilateral Administrative Order including the proposed consent decree to construct the Upland Processing Facility.
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
In accordance with applicable accounting guidance, the Company accrues contingency reserves for outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Contingency reserves for matters, other than for tax matters discussed below and environmental matters discussed in Note 7 – Environmental Liabilities and Expenditures, that satisfy these criteria as of September 30, 2026 were not material to the Company's Consolidated Condensed Balance Sheets.
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

TAX MATTERS AND DISPUTES
During the course of its operations, the Company is subject to audit by tax authorities for varying periods in various federal, state, local and international tax jurisdictions. Tax years through 2021 and 2024 for U.S. federal income tax purposes have been audited by the IRS pursuant to its Compliance Assurance Program. Tax years 2022, 2023 and 2025 are currently under review. Tax years through 2018 have been audited for state income tax purposes. There are no outstanding significant audit matters in international jurisdictions. During the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
The IRS is currently reviewing the legal entity reorganization transaction as part of the Company's 2022 and 2023 federal tax audit. Following the acquisition of Anadarko and related divestitures, the Company reorganized its legal entities to better align with the nature of its business activities. This reorganization resulted in the Company making an adjustment to the tax basis in a portion of its operating assets, reducing deferred tax liabilities and recording a $2.7 billion tax benefit in 2022.
For Anadarko, its taxable years through 2014 and tax year 2016 for U.S. federal tax purposes have been audited and closed by the IRS. Tax years 2015 and 2017 through 2019 have been audited by the IRS but remain open pending the outcome of the Tronox U.S. Tax Court litigation discussed below. Tax years 2020 to 2022 are closed. Tax years through 2018 have been audited for state income tax purposes. There are no outstanding significant audit matters in international jurisdictions. As stated above, during the course of tax audits, disputes have arisen and other disputes may arise as to facts and matters of law.
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
In accordance with ASC 740's guidance on the accounting for uncertain tax positions, the Company has recorded no tax benefit on the tentative cash tax refund of $881 million. Additionally, the Company has recorded no tax benefit on approximately $500 million of additional cash tax benefits realized from the utilization of tax attributes generated as a result of the deduction of the $5.2 billion Tronox Adversary Proceeding settlement payment in 2015. If the payment is ultimately determined not to be deductible, the Company would be required to repay the tentative refund received, plus other cash benefits received related to the $5.2 billion deduction, plus interest, which as of September 30, 2026 totaled approximately $2.5 billion. As a result, should the Company not ultimately prevail on the issue, there would be no additional tax expense recorded relative to this position for financial statement purposes other than future interest. However, in that event, as of September 30, 2026, the Company would be required to repay approximately $1.4 billion in federal and state taxes and accrued interest of $1.1 billion. A liability for the taxes and interest is included in other liabilities. To mitigate the continued accrual of interest pending resolution of this matter, the Company intends to begin making deposits with the IRS in the fourth quarter of 2026, which would be applied against any tax and interest ultimately determined to be due.

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

NOTE 9 - EARNINGS PER SHARE AND EQUITY

The following table presents the calculation of basic and diluted EPS attributable to common stockholders:

	Three months ended		Nine months ended
millions except per-share amounts	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income from continuing operations	$1,841	$706	$5,077	$1,874
Discontinued operations, net of taxes	(20)	136	3,099	381
Net income	$1,821	$842	$8,176	$2,255
Less: Income attributable to noncontrolling interest	(15)	(12)	(48)	(31)
Less: Preferred stock dividends	(169)	(169)	(509)	(509)
Net income attributable to common stock	$1,637	$661	$7,619	$1,715
Less: Incremental fair value for warrants inducement	—	—	—	(25)
Less: Net income allocated to participating securities	(10)	(4)	(47)	(11)
Net income, net of participating securities	$1,627	$657	$7,572	$1,679
Weighted-average number of basic shares	1,001.1	986.4	996.3	971.2
Basic income per common share	$1.63	$0.67	$7.60	$1.73
Net income attributable to common stock	$1,637	$661	$7,619	$1,715
Less: Incremental fair value for warrants inducement	—	—	—	(25)
Less: Net income allocated to participating securities	(10)	(4)	(46)	(10)
Net income, net of participating securities	$1,627	$657	$7,573	$1,680
Weighted-average number of basic shares	1,001.1	986.4	996.3	971.2
Dilutive securities	11.7	16.7	14.6	27.9
Total diluted weighted-average common shares	1,012.8	1,003.1	1,010.9	999.1
Diluted income per common share	$1.61	$0.65	$7.49	$1.68

Anti-dilutive securities excluded from diluted shares (millions)	83.9	83.9	83.9	83.9

The following table presents Occidental's common share activity, including exercises of warrants, and other transactions in Occidental's common stock in 2026:

Period	Exercise of Warrants (a)	Other (b)	Treasury Stock Purchases (c)	Common Stock Outstanding
December 31, 2025				986,026,416
First Quarter 2026	3,609,243	2,939,668	(1,382,767)	991,192,560
Second Quarter 2026	8,929,988	222,559	(636,556)	999,708,551
Third Quarter 2026	1,369,749	168,489	(1,499,057)	999,747,732
Total	13,908,980	3,330,716	(3,518,380)	999,747,732
(a)    $306 million of cash was received in the first nine months of 2026 from the exercise of Common Stock Warrants.
(b)    Includes issuances under the 2015 long-term incentive plan and the OPC savings plan.
(c)    Represents purchases from the trustee of Occidental's defined contribution savings plan that are not part of publicly announced plans or programs.

As of September 30, 2026, Occidental had 16.5 million Common Stock Warrants with a strike of $22.00 per share and 83.9 million Berkshire Warrants held by Berkshire Hathaway with a strike of $59.59 per share.

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
The following table reconciles segment income from continuing operations before taxes to net income attributable to common shares:

	Three months ended		Nine months ended
millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Segment income (losses) from continuing operations before taxes
Oil and gas segment	$2,556	$1,300	$6,422	$3,931
Midstream and marketing segment	55	81	1,306	48
Interest and debt expense, net	(78)	(266)	(618)	(847)
Corporate and eliminations	(138)	(130)	(410)	(410)
Income from continuing operations before income taxes	$2,395	$985	$6,700	$2,722
Income tax expense	(554)	(279)	(1,623)	(848)
Income from continuing operations	$1,841	$706	$5,077	$1,874
Discontinued operations, net of tax	(20)	136	3,099	381
Net income	$1,821	$842	$8,176	$2,255
Less: Net income attributable to noncontrolling interest	(15)	(12)	(48)	(31)
Less: Preferred stock dividends	(169)	(169)	(509)	(509)
Net income attributable to common stockholders	$1,637	$661	$7,619	$1,715
The following tables include a summary of significant revenue and expense line items for each segment. Items within "Significant segment expenses" align with the significant segment-level information that is regularly provided to the Chief Operating Decision Maker.

OIL AND GAS SEGMENT

	Three months ended		Nine months ended
millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues and other income
Net sales (a)	$6,438	$5,404	$18,295	$16,096
Gains (losses) on sale of assets and other, net	116	(20)	74	(28)
Total	$6,554	$5,384	$18,369	$16,068
Significant segment expenses
Oil and gas lease operating expense	1,192	1,174	3,427	3,526
Transportation and gathering expense	373	408	1,159	1,218
Other operating and non-operating expense	307	261	852	862
Taxes other than on income	306	243	896	765
Depreciation, depletion and amortization	1,679	1,842	5,114	5,262
Other segment expenses (b)	136	158	474	495
Total	$3,993	$4,086	$11,922	$12,128
Segment income before other items	$2,561	$1,298	$6,447	$3,940
Income (losses) from equity investments and other	(5)	2	(25)	(9)
Segment income from continuing operations before taxes	$2,556	$1,300	$6,422	$3,931
(a)    Includes revenue from customers and all other revenues.
(b)    Includes general and administrative expense, exploration expense, and asset impairments and other charges.

MIDSTREAM AND MARKETING SEGMENT

	Three months ended		Nine months ended
millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues and other income
Net sales (a)	$262	$265	$1,985	$828
Gains on sale of assets and other income, net	26	93	102	159
Total	$288	$358	$2,087	$987
Significant segment expenses
Transportation and gathering expense	214	227	617	627
Other operating and non-operating expense	62	88	195	264
Depreciation, depletion and amortization	72	73	211	220
Asset impairments and other charges	—	—	105	—
Other segment expenses (b)	23	32	81	92
Total	$371	$420	$1,209	$1,203
Segment income (losses) before other items	$(83)	$(62)	$878	$(216)
Income from equity investments and other	138	143	428	264
Segment income from continuing operations before taxes	$55	$81	$1,306	$48
(a)    Includes revenue from customers and all other revenues.
(b)    Includes taxes other than on income and general and administrative expense.

SEGMENT PROPERTY PLANT AND EQUIPMENT AND INVESTMENTS

The following table includes segment-level additions to property, plant and equipment:

	Three months ended		Nine months ended
millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Oil and gas	$1,252	$1,319	$4,135	$4,428
Midstream and marketing	102	209	436	545
Corporate and eliminations	18	28	47	58
Total	$1,372	$1,556	$4,618	$5,031

The following table includes segment-level balance sheet information:

millions	Oil and gas	Midstream and marketing	Corporate and eliminations	Assets held for sale	Total
As of September 30, 2026
Property Plant and Equipment, Gross	$125,338	$9,025	$1,245	$—	$135,608
Accumulated DD&A	(69,993)	(2,654)	(624)	—	(73,271)
Property, Plant and Equipment, Net	$55,345	$6,371	$621	$—	$62,337

Investments in unconsolidated entities	$118	$2,387	$—	$—	$2,505

Total Assets	$58,979	$15,250	$5,575	$—	$79,804

As of December 31, 2025
Property Plant and Equipment, Gross	$126,896	$9,638	$1,219	$—	$137,753
Accumulated DD&A	(70,292)	(3,273)	(545)	—	(74,110)
Property, Plant and Equipment, Net	$56,604	$6,365	$674	$—	$63,643

Investments in unconsolidated entities	$129	$2,346	$—	$—	$2,475

Total Assets	$60,393	$13,901	$3,372	$6,520	$84,186

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

CURRENT BUSINESS OUTLOOK

The Company's financial results are significantly influenced by crude oil prices and, to a lesser extent, NGL and natural gas prices and commodity market differentials. Third-quarter 2026 average WTI and Brent prices were $85.79 and $91.62 per barrel, respectively, down from $92.79 and $97.06 per barrel in the second quarter. For the first nine months of 2026, average WTI and Brent prices were $83.50 and $88.87 per barrel, respectively, compared to $66.70 and $69.87 per barrel in the prior-year period.
Changes in commodity prices may affect the Company's capital allocation decisions, including the level and timing of investments, which could affect future production volumes.
Commodity prices are expected to remain volatile due to a variety of factors, including geopolitical developments, macroeconomic conditions and their impact on global energy demand, actions by OPEC and non-OPEC producing countries, and changes in U.S. trade policy. Commodity prices during the third quarter of 2026 were impacted in part by geopolitical risk premiums associated with conflicts and instability in the Middle East and the resulting uncertainty affecting global energy markets.
While geopolitical conditions fluctuated during the quarter, global energy supply, transportation and trade networks remain exposed to international developments that could affect the production, transportation and delivery of crude oil and other commodities. Ongoing uncertainty related to conflicts and tensions in the Middle East, including the potential for disruptions to global energy supply, transportation routes, export infrastructure and regional trade flows, as well as evolving governmental actions, sanctions measures and diplomatic efforts, could continue to influence commodity prices and contribute to market volatility. The duration, scope and ultimate outcome of such developments remain uncertain and could affect global economic conditions, energy markets and the prices realized for the Company's production.
U.S. trade policy actions and tariffs could affect the Company's operations and financial performance. While no material impact has occurred year to date, future trade policies may increase supplier costs and affect product demand, supply chain efficiency, and oil and gas commodity prices.

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

DEBT
As of September 30, 2026, the Company's debt was rated Baa3 by Moody's Investors Service, BBB by Fitch Ratings and BB+ by Standard and Poor's. Any downgrade in the Company's credit ratings could affect its ability to access capital markets and increase its cost of capital. In addition, Occidental or its subsidiaries may be requested, may elect to provide or in some cases may be required to provide collateral in the form of cash, letters of credit, surety bonds or other acceptable support as financial assurance of their performance and payment obligations under certain contractual arrangements, such as pipeline transportation contracts, oil and gas purchase contracts and certain derivative instruments; certain permits, including with respect to carbon capture, utilization and sequestration activities; and environmental remediation matters.
During the nine months ended September 30, 2026, the Company used approximately $7.9 billion of net after-tax proceeds from the OxyChem Transaction and cash from operations to repay approximately $10.4 billion of debt. For information on the Company's debt activity, see Note 3 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.
As of September 30, 2026, substantially all of the Company's outstanding debt was fixed rate.

CONSOLIDATED RESULTS OF OPERATIONS AND ITEMS AFFECTING COMPARABILITY

The following table sets forth earnings of each operating segment and corporate items:

	Three months ended
millions	September 30, 2026	% Change	June 30, 2026
Segment income from continuing operations before taxes
Oil and gas (a)	$2,556	(10)%	$2,849
Midstream and marketing (a)	55	(96)%	1,338
Total	2,611	(38)%	4,187
Unallocated corporate items (a)
Interest expense, net	(78)	(28)%	(108)
Income tax expense	(554)	(39)%	(915)
Corporate and other items, net	(138)	(16)%	(164)
Income from continuing operations	$1,841	(39)%	$3,000
Discontinued operations, net of taxes	(20)	(400)%	(4)
Net income	$1,821	(39)%	$2,996
Less: Net income attributable to noncontrolling interest	(15)	(21)%	(19)
Less: Preferred stock dividends	(169)	(1)%	(170)
Net income attributable to common stockholders	$1,637	(42)%	$2,807
Net income per share attributable to common stockholders - diluted	$1.61	(41)%	$2.75
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting the Company's earnings that vary widely and unpredictably in nature, timing and amount.

	Nine months ended
millions	September 30, 2026	% Change	September 30, 2025
Segment income from continuing operations before taxes
Oil and gas (a)	$6,422	63%	$3,931
Midstream and marketing (a)	1,306	2,621%	48
Total	7,728	94%	3,979
Unallocated corporate items (a)
Interest expense, net	(618)	(27)%	(847)
Income tax expense	(1,623)	91%	(848)
Corporate and other items, net	(410)	—%	(410)
Income from continuing operations	$5,077	171%	$1,874
Discontinued operations, net of taxes	3,099	713%	381
Net income	$8,176	263%	$2,255
Less: Net income attributable to noncontrolling interest	(48)	55%	(31)
Less: Preferred stock dividends	(509)	—%	(509)
Net income attributable to common stockholders	$7,619	344%	$1,715
Net income per share attributable to common stockholders - diluted	$7.49	346%	$1.68
(a)    Refer to the Items Affecting Comparability table which sets forth items affecting the Company's earnings that vary widely and unpredictably in nature, timing and amount.

ITEMS AFFECTING COMPARABILITY
The following table sets forth items affecting the comparability of the Company's earnings that vary widely and unpredictably in nature, timing and amount:

	Three months ended		Nine months ended
millions	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Oil and gas
Crude oil derivative gains (losses)	$(187)	$105	$(421)	$—
Gains (losses) on sales of assets and other, net	(16)	(15)	(61)	(22)
Income from judicial deposit recovery	120	—	120	—
Asset impairments and other charges, net	(27)	—	(27)	—
Legal reserves and other	—	—	—	(65)
Total oil and gas	(110)	90	(389)	(87)

Midstream and marketing
Derivative gains (losses), net	(254)	178	(485)	(20)
Gains on sales of assets and other, net (a)	—	199	35	—
Equity method investments fair value gains	—	—	—	61
Asset impairments and other charges (a)	—	—	(105)	(162)
Total midstream and marketing	(254)	377	(555)	(121)

Corporate
Early debt extinguishment	61	47	(129)	—
Early retirement costs	—	(39)	(54)	—
Legal reserves and other	(48)	—	(48)	—
Acquisition-related costs and other	—	—	—	(13)
Total corporate	13	8	(231)	(13)

Income tax impact on items affecting comparability	57	(107)	231	54
Gains (losses) from continuing operations	(294)	368	(944)	(167)
Discontinued operations, net of taxes	(20)	(4)	3,099	381
Total	$(314)	$364	$2,155	$214
(a)    Includes amounts from income from equity investments and other in the Consolidated Condensed Statements of Operations.

Q3 2026 compared to Q2 2026
Excluding the impact of items affecting comparability, net income decreased for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, primarily due to lower realized crude oil prices in the oil and gas segment and lower marketing margins related to the narrowing of the Waha-to-Gulf-Coast spread and the timing impact of crude sales. These decreases were partially offset by higher realized domestic natural gas prices in the oil and gas segment.

First nine months of 2026 compared to the first nine months of 2025
Excluding the impact of items affecting comparability, net income increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher realized crude oil prices in the oil and gas segment, higher marketing margins from natural gas transportation capacity optimization activities in the Permian, the timing of crude sales and lower long-haul crude transportation costs, higher sulfur prices at Al Hosn and lower interest expense due to reduced long-term debt. These increases were partially offset by lower realized domestic natural gas prices in the oil and gas segment.

SELECTED STATEMENTS OF OPERATIONS ITEMS

Q3 2026 compared to Q2 2026
Net sales decreased to $6.6 billion for the three months ended September 30, 2026, compared to $8.1 billion for the three months ended June 30, 2026, primarily due to lower crude oil prices and lower marketing margins related to the narrowing of the Waha-to-Gulf-Coast spread and the timing impact of crude sales. These decreases were partially offset by higher realized domestic natural gas prices in the oil and gas segment and partially offset by higher sulfur volumes and prices at Al Hosn.
Income tax expense decreased to $554 million for the three months ended September 30, 2026, compared to $915 million for the three months ended June 30, 2026, primarily due to lower pre-tax income earned in the three months ended September 30, 2026.

First nine months of 2026 compared to the first nine months of 2025
Net sales increased to $19.9 billion for the nine months ended September 30, 2026, compared to $16.5 billion for the same period in 2025, primarily due to higher realized crude oil prices in the oil and gas segment, higher marketing margins related to the timing of crude sales and natural gas transportation capacity optimization activities in the Permian, and higher sulfur prices at Al Hosn. These increases were partially offset by lower realized domestic natural gas prices and derivative losses on the crude oil collars in the oil and gas segment.
Interest and debt expense, net decreased to $618 million for the nine months ended September 30, 2026, compared to $847 million for the same period in 2025, primarily due to reduced long-term debt.
Income tax expense increased to $1.6 billion for the nine months ended September 30, 2026, compared to $848 million for the same period in 2025, primarily due to higher pre-tax income in the nine months ended September 30, 2026.

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

OIL AND GAS SEGMENT
The following table sets forth average daily sales volumes for oil and NGL in Mbbl and for natural gas in MMcf:

	Three months ended		Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Sales Volumes per Day
Oil (Mbbl)
United States	594	614	607	614
International	103	100	103	109
NGL (Mbbl)
United States	300	303	298	284
International	35	29	33	38
Natural Gas (MMcf)
United States	1,852	1,867	1,842	1,736
International	521	453	491	509
Total Sales Volumes (Mboe) (a)	1,428	1,433	1,430	1,419
(a)    Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Conversion to Boe does not necessarily result in price equivalency.

Q3 2026 compared with Q2 2026
Average daily sales volumes were lower for the three months ended September 30, 2026, compared with the three months ended June 30, 2026, resulting from lower domestic volumes due to planned and unplanned maintenance at certain Gulf of America facilities and a third-party gas pipeline constraint.

First nine months of 2026 compared to the first nine months of 2025
Average daily sales volumes increased for the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to development activity and new wells coming online in the Permian. These increases were partially offset by lower international sales volumes associated with disruptions resulting from conflicts in the Middle East and the impact of higher prices on production sharing contracts.

The following table presents the Company's average realized prices and average index prices for the periods presented:

	Three months ended		Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Average Realized Prices
United States
Oil ($/Bbl)	$85.93	$96.93	$84.45	$66.01
NGL ($/Bbl)	$24.10	$23.79	$22.17	$21.46
Natural Gas ($/Mcf)	$1.61	$(1.48)	$0.37	$1.74
International
Oil ($/Bbl)	$85.80	$95.83	$82.82	$69.03
NGL ($/Bbl)	$29.11	$33.49	$28.45	$25.97
Natural Gas ($/Mcf)	$2.00	$1.95	$1.96	$1.89
Total Worldwide
Oil ($/Bbl)	$85.91	$96.78	$84.21	$66.46
NGL ($/Bbl)	$24.63	$24.64	$22.80	$21.99
Natural Gas ($/Mcf)	$1.69	$(0.80)	$0.70	$1.78

Average Index Prices
WTI oil ($/Bbl)	$85.79	$92.79	$83.50	$66.70
Brent oil ($/Bbl)	$91.62	$97.06	$88.87	$69.87
NYMEX gas ($/Mcf)	$2.97	$2.89	$3.26	$3.53

Average Realized Prices as Percentage of Average Index Prices
Worldwide oil as a percentage of average WTI	100%	104%	101%	100%
Worldwide oil as a percentage of average Brent	94%	100%	95%	95%
Worldwide NGL as a percentage of average WTI	29%	27%	27%	33%
Domestic natural gas as a percentage of average NYMEX	54%	(51)%	11%	49%

The following table analyzes the impacts of changes in average realized prices and sales volumes on the Company's domestic and international oil, NGL and natural gas revenues:

		Increase (Decrease) Related to
millions	Three months ended June 30, 2026 (b)	Price Realizations	Net Sales Volumes	Three months ended September 30, 2026 (b)
United States Revenue
Oil	$5,417	$(592)	$(128)	$4,697
NGL	592	12	14	$618
Natural gas	(250)	549	(25)	$274
Total	$5,759	$(31)	$(139)	$5,589
International Revenue
Oil (a)	$872	$(70)	$12	$814
NGL	89	(15)	21	$95
Natural gas	81	3	12	$96
Total	$1,042	$(82)	$45	$1,005

		Increase (Decrease) Related to
millions	Nine months ended September 30, 2025 (b)	Price Realizations	Net Sales Volumes	Nine months ended September 30, 2026 (b)
United States Revenue
Oil	$11,050	$3,052	$(115)	$13,987
NGL	1,504	89	61	1,654
Natural gas	826	(664)	26	188
Total	$13,380	$2,477	$(28)	$15,829
International Revenue
Oil (a)	$2,060	$302	$(26)	$2,336
NGL	270	21	(33)	258
Natural gas	263	12	(15)	260
Total	$2,593	$335	$(74)	$2,854
(a)     Includes the impact of international production sharing contracts.
(b)    Excludes "other" oil and gas revenue. See Note 2 - Revenue in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding other revenue.

Q3 2026 compared with Q2 2026
Oil and gas segment earnings were $2.6 billion for the three months ended September 30, 2026, compared with $2.8 billion for the three months ended June 30, 2026. Excluding the impact of items affecting comparability, the decrease was primarily driven by lower realized crude oil prices, partially offset by higher realized domestic natural gas prices.

First nine months of 2026 compared to the first nine months of 2025
Oil and gas segment earnings were $6.4 billion for the nine months ended September 30, 2026, compared with $3.9 billion for the same period in 2025. Excluding the impact of items affecting comparability, the increase was primarily driven by higher realized crude oil prices, partially offset by lower realized domestic natural gas prices.

MIDSTREAM AND MARKETING SEGMENT

Q3 2026 compared to Q2 2026
Midstream and marketing segment earnings for the three months ended September 30, 2026 were $55 million, compared to segment earnings of $1.3 billion for the three months ended June 30, 2026. Excluding the impact of items affecting comparability, third quarter results decreased due to lower gas margins due to the narrowing of the Waha-to-Gulf-Coast gas spreads in the third quarter and lower crude margins related to the timing impact of crude sales, partially offset by higher sulfur volumes and prices at Al Hosn.

First nine months of 2026 compared to the first nine months of 2025
Midstream and marketing segment earnings for the nine months ended September 30, 2026 were $1.3 billion, compared to segment earnings of $48 million for the same period in 2025. Excluding the impact of items affecting comparability, the increase reflected higher crude margins driven by the timing impact of crude sales and lower crude marketing transportation costs, higher gas margins from transportation capacity optimizations in the Permian, and higher sulfur prices at Al Hosn.

DISCONTINUED OPERATIONS, NET
Discontinued operations, net includes the results of OxyChem for all periods presented and the gain recognized upon closing the OxyChem Transaction on January 2, 2026. See Note 1 - General.

Select results for discontinued operations are reflected in the following table:

	Three months ended		Nine months ended
millions	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Income (loss) before income taxes	$(30)	$(76)	$3,938	$514
Income tax benefit (expense)	10	72	(839)	(133)
Income (loss) from discontinued operations, net of tax	$(20)	$(4)	$3,099	$381

Income from discontinued operations, net of taxes of $3.1 billion increased for the nine months ended September 30, 2026, compared to $381 million for the same period in 2025. The increase was primarily due to the $3.1 billion gain recognized upon closing the OxyChem Transaction.

INCOME TAXES

The following table sets forth the calculation of the worldwide effective tax rate for income:

	Three months ended		Nine months ended
millions, except percentages	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Income before income taxes	$2,395	$3,915	$6,700	$2,722
Income tax expense
Domestic - federal and state	(427)	(663)	(1,109)	(343)
International	(127)	(252)	(514)	(505)
Total income tax expense	(554)	(915)	(1,623)	(848)
Income from continuing operations	$1,841	$3,000	$5,077	$1,874
Worldwide effective tax rate (continuing operations)	23%	23%	24%	31%

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH
As of September 30, 2026, the Company's sources of liquidity included $3.9 billion of cash and cash equivalents and $4.2 billion of borrowing capacity under its RCF, which matures on June 30, 2028. There were no borrowings outstanding under the Company's RCF as of September 30, 2026.

Operating Cash Flows
Operating cash flow from continuing operations was $10.6 billion for the nine months ended September 30, 2026, compared to $7.2 billion for the nine months ended September 30, 2025. Operating cash flow from continuing operations for the nine months ended September 30, 2026 included $238 million in cash settlement payments related to crude oil collars. The increase, compared to the same period in 2025, was primarily due to higher net income in 2026 resulting from the significant increase in crude oil prices beginning in March 2026, higher natural gas margins from gas transportation capacity optimization in the marketing segment and higher sulfur prices at Al Hosn.
Operating cash flow used by discontinued operations was $1.4 billion for the nine months ended September 30, 2026, compared to operating cash flow from discontinued operations of $690 million for the nine months ended September 30, 2025. The change in operating cash flows from discontinued operations primarily reflected the January 2, 2026 divestiture of OxyChem and income tax payments made subsequent to the sale, compared to nine months of OxyChem operations in 2025.

Investing Cash Flows
The Company's net cash used by investing activities from continuing operations was $5.0 billion for the nine months ended September 30, 2026, compared to $3.2 billion for the nine months ended September 30, 2025. The year-over-year change was primarily due to $2.2 billion in proceeds from divestitures in the prior year.
Capital expenditures, the majority of which related to the oil and gas segment, were $4.5 billion for the nine months ended September 30, 2026, compared to $4.9 billion for the nine months ended September 30, 2025.
Cash flow provided by investing activities from discontinued operations was $9.4 billion for the nine months ended September 30, 2026, reflecting proceeds from the OxyChem Transaction.

Financing Cash Flows
The Company's net cash used by financing activities from continuing operations was $11.8 billion for the nine months ended September 30, 2026, which included $10.5 billion of payments of debt and $1.3 billion of payments of common and preferred cash dividends. See Note 3 - Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
Net cash used by financing activities for the nine months ended September 30, 2025 was $3.9 billion, which included $3.6 billion of payments on long-term debt and $1.2 billion of payments of common and preferred cash dividends, partially offset by proceeds of approximately $890 million from the exercise of common stock warrants.
During the first nine months of 2026, outstanding debt decreased from approximately $20.4 billion at December 31, 2025 to approximately $10.0 billion at September 30, 2026. The corresponding annualized interest on outstanding debt decreased from approximately $1.24 billion to approximately $655 million, which is expected to reduce the Company's cash interest requirements in future periods.
As of the date of this filing, the Company is in compliance with all covenants in its financing agreements, and has no debt maturities due in 2026, $48 million in 2027, $14 million in 2028, $352 million in 2029, and $9.6 billion thereafter. The Company expects cash on hand, operating cash flows and funds available from the RCF to be sufficient to meet its near-term debt maturities, operating expenditures, capital expenditures and other obligations for the next 12 months from the date of this filing. Subsequent to September 30, 2026, but before the date of this filing, Occidental used cash on hand to repay the remaining $33 million of Zero Coupon senior notes due 2036.
The Company has provided financial assurances through a combination of cash, letters of credit and surety bonds. As of September 30, 2026, the Company had no outstanding letters of credit under the RCF.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the nine months ended September 30, 2026, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in the 2025 Form 10-K.

Item 4. Controls and Procedures

Occidental's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer supervised and participated in the Company's evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Occidental's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026.
There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included under Part I, Item 1A of the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Occidental's share repurchase activities for the nine months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions) (b)
First Quarter 2026	1,382,767	$56.81	—
Second Quarter 2026	636,556	$60.85	—
July 1-31, 2026	217,643	$53.81	—
August 1-31, 2026	450,892	$59.88	—
September 1-30, 2026	830,522	$60.95	—
Third Quarter 2026	1,499,057	$59.59	—
Total 2026	3,518,380	$58.73	—	$1,223
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

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer of Occidental adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1^*	Occidental Petroleum Corporation Savings Plan (Amended and Restated Effective as of October 1, 2026).†

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
^ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.
† Appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted appendix upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCCIDENTAL PETROLEUM CORPORATION

November 9, 2026	/s/ Christopher O. Champion
Christopher O. Champion
Vice President, Chief Accounting Officer and Controller